Form 10-Q
period 2004-09-28
Texas Roadhouse, Inc.
filed 2004-11-18
CIK 1289460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Texas Roadhouse, Inc.

(Exact name of registrant specified in its charter)

Delaware	000-50972	20-1083890
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

6040 Dutchmans Lane, Suite 400 Louisville, Kentucky 40205
(Address of principal executive offices) (Zip Code)

(502) 426-9984
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

The number of shares of Class A and Class B Common Stock outstanding were 30,867,906 and 2,632,688, respectively, on November 18, 2004.

Explanatory Note

Texas Roadhouse, Inc., the registrant whose name appears on the cover of this report, is the parent corporation of Texas Roadhouse Holdings LLC and affiliated entities as a result of a series of acquisition transactions that occurred on October 8, 2004, after the period covered by this report which is prior to our initial public offering.  The financial statements and pro forma share and earnings per share data for the period covered by this report included in Part I are those of Texas Roadhouse Holdings LLC and Entities Under Common Control and do not reflect the effect of the acquisitions and initial public offering.  The financial statements reflecting the effect of the acquisitions and initial public offering for the period covered by this report are included under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Texas Roadhouse Holdings LLC and Entities Under Common Control

Combined Balance Sheets

(in thousands, except share and per share data)

	Pro forma September 28, 2004	September 28, 2004	December 30, 2003
Assets
Current assets:
Cash and cash equivalents	$9,395	$9,395	$5,728
Receivables, net of allowance for doubtful accounts of $23 and $18 in 2004 and 2003, respectively	5,526	5,526	10,473
Inventories	4,687	4,687	3,505
Prepaid expenses	916	916	1,232
Other current assets	36	36	36
Total current assets	20,560	20,560	20,974
Property and equipment, net	150,669	150,669	123,051
Goodwill	2,190	2,190	2,190
Other assets	2,049	2,049	1,978
Total assets	$175,468	$175,468	$148,193

Liabilities and Stockholders’/Members’ Equity

Current liabilities:
Distributions payable	$34,195	$—	$—
Current maturities of long-term debt	7,888	7,888	8,059
Current maturities of obligations under capital leases	179	179	221
Short term bank revolver	8,000	8,000	—
Accounts payable	12,292	12,292	11,570
Deferred revenue – gift certificates	6,291	6,291	10,885
Accrued wages	2,415	2,415	4,182
Accrued taxes and licenses	4,547	4,547	3,546
Other accrued liabilities	1,719	1,719	2,110
Total current liabilities	77,526	43,331	40,573
Long-term debt, excluding current maturities	68,868	68,868	56,254
Obligations under capital leases, excluding current maturities	837	837	914
Stock option deposits	2,568	2,568	2,455
Deferred rent	1,628	1,628	1,405
Other liabilities	2,681	2,681	3,005
Total liabilities	154,108	119,913	104,606
Minority interest in consolidated subsidiaries	6,663	6,663	5,685
Stockholders’/Members’ equity
Members’ equity	—	48,889	37,902
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares outstanding or issued)	—	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 22,450,157 shares issued and outstanding)	22	—	—
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 2,632,688 shares issued and outstanding)	3	3	—
Additional paid in capital	14,792	—	—
Retained earnings	(77)	—	—
Accumulated other comprehensive loss	(43)	—	—
Total stockholders’/members’ equity	14,697	48,892	37,902
Total liabilities and stockholders’/members’ equity	$175,468	$175,468	$148,193

See accompanying notes to combined financial statements.

Texas Roadhouse Holdings LLC and Entities Under Common Control

Combined Statements of Income

(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2004	September 30, 2003	September 28, 2004	September 30, 2003
Revenue:
Restaurant sales	$89,977	$70,660	$259,652	$205,976
Franchise royalties and fees	2,270	1,768	6,412	5,086

Total revenue	92,247	72,428	266,064	211,062

Costs and expenses:
Restaurant operating costs:
Cost of sales	31,294	23,420	90,273	67,397
Labor	24,800	19,899	71,378	57,822
Rent	1,767	1,437	5,120	4,296
Other operating	14,725	12,224	42,180	34,787
Pre-opening	1,414	861	3,560	1,904
Depreciation and amortization	2,776	2,160	7,691	6,319
General and administrative	4,904	4,121	15,327	13,010

Total costs and expenses	81,680	64,122	235,529	185,535

Income from operations	10,567	8,306	30,535	25,527

Interest expense, net	1,121	1,397	3,160	3,436
Minority interest	1,725	1,640	5,582	5,083
Equity income (loss) from investments in unconsolidated affiliates	22	14	92	(22)

Net income	$7,743	$5,283	$21,885	$16,986

Pro forma data:
Historical income before taxes	$7,743	$5,283	$21,885	$16,986
Pro forma provision for income taxes	2,733	1,912	7,722	$6,149

Net income adjusted for pro forma provision for income taxes	$5,010	$3,371	$14,163	$10,837

Net income adjusted for pro forma provision for income taxes per common share:
Basic	$0.20	$0.14	$0.57	$0.46

Diluted	$0.18	$0.14	$0.52	$0.44

Pro forma weighted average shares outstanding:
Basic	25,079	23,538	25,033	23,442

Diluted	27,155	24,916	27,136	24,822

See accompanying notes to combined financial statements.

Texas Roadhouse Holdings LLC and Entities Under Common Control

Combined Statements of Cash Flows

(in thousands)

	39 Weeks Ended
	September 28, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$21,885	$16,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,691	6,319
Loss on disposal of assets	89	70
Noncash compensation expense	931	803
Minority interest	5,582	5,083
Equity (income) loss from investments in unconsolidated affiliates	(92)	22
Distributions received from investments in unconsolidated affiliates	98	29
Provision for doubtful accounts	5	(29)
Changes in operating working capital:
Receivables	4,942	(1,116)
Inventories	(1,182)	(983)
Prepaid expenses and other current assets	316	948
Other assets	191	425
Accounts payable	723	(733)
Deferred revenue—gift certificates	(4,594)	(3,437)
Accrued wages	(1,767)	(3,097)
Accrued taxes and licenses	1,001	906
Accrued other liabilities	(391)	234
Deferred rent	223	165
Other liabilities	503	(31)

Net cash provided by operating activities	36,154	22,564

Cash flows from investing activities:
Capital expenditures—property and equipment	(35,404)	(17,945)
Proceeds from sale of property and equipment	6	343

Net cash used in investing activities	(35,398)	(17,602)

Cash flows from financing activities:
Proceeds from short term bank revolver	8,000	8,000
Proceeds from issuance of long-term debt	19,018	48,550
Proceeds from minority interest contributions and other	300	—
Repayment of stock option deposits	(215)	(229)
Proceeds from stock option deposits	433	803
Principal payments on long-term debt	(7,280)	(46,430)
Proceeds from repayment of notes receivable-stockholders	—	8
Principal payments on capital lease obligations	(119)	(183)
Payments for debt issuance costs	(199)	(1,673)
Proceeds from exercise of stock options	754	949
Distributions to minority interest holders	(4,928)	(5,299)
Distributions to members	(12,853)	(11,110)

Net cash provided by (used in) financing activities	2,911	(6,614)

Net increase (decrease) in cash	3,667	(1,652)
Cash and cash equivalents—beginning of period	5,728	7,816

Cash and cash equivalents—end of period	$9,395	$6,164

Cash paid during the period—interest, net of amounts capitalized	$3,002	$2,777

See accompanying notes to combined financial statements.

Texas Roadhouse Holdings LLC and Entities Under Common Control

Notes to Combined Financial Statements

(Tabular amounts in thousands, except per share data)

(1)         Basis of Presentation

The accompanying unaudited combined financial statements include the accounts of Texas Roadhouse Holdings LLC (“Holdings”), its wholly-owned and majority-owned subsidiaries,  Texas Roadhouse, Inc. (“TRI”), Texas Roadhouse Development Corporation (“TRDC”),  Texas Roadhouse Management Corp., and six license and three franchise restaurants, all of which are under common control by one controlling shareholder (collectively, “Texas Roadhouse Holdings LLC and Entities Under Common Control” or the “Company”) for the 13 and 39 weeks ended September 28, 2004 and September 30, 2003.  The controlling shareholder has the unilateral ability to implement major operating and financial policies for the combining entities. Texas Roadhouse Holdings LLC and its combined subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other license and franchise restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  TRI is the managing member of Holdings. Texas Roadhouse Management Corp. provides management services to Holdings, TRDC and certain franchise and license restaurants.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reporting of revenue and expenses during the period to prepare these combined financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and obligations related to workers’ compensation, general liability and property insurance. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows of the Company for such periods.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 39 week periods ended September 28, 2004 are not necessarily indicative of the results that may be expected for the year ending December 28, 2004.  The financial statements should be read in conjunction with the combined financial statements and notes thereto included in Amendment No. 8 to the registration statement on Form S-1 filed by the Company under the Securities Act of 1933 dated October 4, 2004.  See Notes 9 and 10 for further discussion.

(2)   Stock-Based Employee Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	13 Weeks Ended		39 Weeks Ended
	September 28, 2004	September 30, 2003	September 28, 2004	September 30, 2003
Net income, as reported	$7,743	$5,283	$21,885	$16,986
Deduct total stock-based-employee compensation expense determined under fair-value-based method for all awards	(117)	(164)	(425)	(744)

Pro forma net income	$7,626	$5,119	$21,460	$16,242

(3)   Long-term Debt

Long-term debt consisted of the following:

	September 28, 2004	December 30, 2003
Installment loans, due 2004-2026	$14,656	$14,126
Term loans, due in equal quarterly installments through June 2006	10,900	14,987
Revolver, due July 2006	51,200	35,200
	76,756	64,313
Less current maturities	7,888	8,059
	$68,868	$56,254

In July 2003, Holdings completed a $100.0 million, three-year syndicated banking arrangement (the “credit facility”), the proceeds of which were used to refinance approximately 80.0% of the existing debt. The credit facility includes approximately $50 million of available financing (the “revolver”) to fund development of new restaurants. The terms of this credit facility require Holdings to pay interest on outstanding term and revolver borrowings at LIBOR plus a margin of 1.50% to 2.75%, plus a commitment fee of 0.25% per year on any unused portion of the credit facility. The weighted average interest rate for term loans outstanding at September 28, 2004 was 4.14%. The weighted average interest rate for the revolver at September 28, 2004 was 4.03%. The debt is secured by certain land, buildings, and equipment.

See Note 10, Subsequent Events, for further discussion of the credit facilities of Holdings and TRI.

(4)         Recently Adopted Financial Accounting Standards

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.

FIN 46R excludes from its scope businesses (as defined by FIN 46R) unless certain conditions exist.  The Company believes the franchise entities which operate its restaurants meet the definition of a business.  The Company does not possess any ownership interests in its franchisees other than its investment in various unconsolidated affiliates accounted for under the equity method.  Additionally, the Company generally does not provide financial support to its franchisees in a typical franchise relationship.  As a result of the adoption of FIN 46R, the Company did not consolidate any franchise entities.

The Company’s majority-owned or controlled restaurant entities are considered variable interest entities under the provisions of FIN 46R and are currently combined.  The Company’s maximum exposure to loss as a result of its involvement with these entities is estimated to be the investment in the entities and the minority interests’ portion of debt to the Company and total approximately $7.9 million and $8.4 million at September 28, 2004 and December 30, 2003.

(5)   Commitments and Contingencies

The estimated cost of completing capital project commitments at September 28, 2004 and December 30, 2003 was approximately $26.4 million and $22.6 million, respectively.

The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA and Longmont, CO before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchisees, but remains contingently liable if a franchisee defaults under the terms of a lease.  The Longmont lease was assigned in October 2003 and expires in May 2014, while the Everett lease was assigned in September 2002 and expires in February 2018. As the fair value of the guarantees is not considered significant, no liability has been recorded.

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s combined results of operations, financial position or liquidity.

(6)   Noncash Compensation Expense

Some of the Company’s executive officers earned compensation at rates significantly below market levels, and the Company paid no salary or bonus compensation to W. Kent Taylor, the Company’s founder and chairman. General and administrative expense includes an adjustment to record the difference between the actual salary and bonus compensation paid to these officers and the Company’s estimate of the fair market value, based on industry analysis and competitive benchmarking, of the services rendered by these officers.

General and administrative expense was increased by approximately $299,000 and $268,000 for the 13 weeks ended September 28, 2004 and September 30, 2003, respectively, and $931,000 and $803,000 for the 39 weeks ended September 28, 2004 and September 30, 2003, respectively.

(7)   Stock Split

On September 20, 2004, the Company declared a 1.1875-for-one stock split of the Company’s Class A and Class B common stock to stockholders of record immediately prior to the offering to be effective immediately before the consummation of the initial public offering. All share and per share information included in the accompanying combined financial statements for all periods presented have been adjusted to retroactively reflect the stock split.

(8)   Related Party Transactions

As of September 28, 2004, W. Kent Taylor owned a substantial interest in Buffalo Construction, Inc., a restaurant construction business which provides services to the Company and other restaurant companies. The Company paid Buffalo Construction, Inc. amounts totaling $6.2 million, $16.0 million, $4.3 million and $10.8 million for the 13 and 39 weeks ended September 28, 2004 and September 30, 2003, respectively.  In October 2004, W. Kent Taylor sold his interest in Buffalo Construction, Inc.  Mr. Taylor received a promissory note in the amount of $1.5 million from the purchaser of Buffalo Construction, Inc. in partial consideration of the purchase.

The Longview, Texas restaurant, which is being acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease is for 15 years and will terminate in November 2014. The lease can be renewed for two additional periods of five years each. Rent is approximately $16,000 per month and will increase by 5% on each of the 6th and 11th anniversary dates of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $47,000 and $140,000 in each of the 13 and 39 weeks ended September 28, 2004 and September 30, 2003, respectively.

One restaurant is currently leased from an entity owned by W. Kent Taylor and three other stockholders. The lease is for 10 years and will terminate on March 31, 2007. The lease can be renewed for three additional periods of five years each. Rent throughout the term is approximately $12,000 per month. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent. Rent expense for this restaurant was approximately $36,000 and $108,000 in the 13 and 39 weeks ended September 28, 2004 and September 30, 2003, respectively.

The Company has eleven license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company. These eleven entities paid the Company fees of approximately $347,000, $1.0 million, $228,000 and $461,000 during the 13 and 39 weeks ended September 28, 2004 and September 30, 2003, respectively.  These entities are not consolidated in the Company’s results.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart reports to W. Kent Taylor who conducts her performance reviews and determines her compensation.

WKT Restaurant Corp. (“WKT”), which was owned by W. Kent Taylor, received royalties of approximately $819,000, $2.4 million, $655,000 and $1.9 million for the 13 and 39 weeks ended September 28, 2004 and September 30, 2003, respectively, that it was entitled to receive as consideration for its contribution of the Texas Roadhouse operating system and concept to Holdings.  In May 2004, WKT merged into and with TRI.  After the completion of the initial public offering, as more fully described in Note 10, TRI will no longer receive such royalties.

John D. Rhodes, a stockholder, is a director and substantial stockholder of Confluent Inc., which provided certain business intelligence services to the Company through February 2004 for which it was paid an aggregate of $91,000. Services included generating marketing analysis using their proprietary software program and data provided by the Company.  The contract ended in February 2004 and no further amounts will be paid to Confluent Inc.

(9)   Pro forma Adjustments

After the Company’s reorganization as a C corporation, the Company will make a distribution of approximately $34.2 million to Holdings’ members, representing undistributed net income for periods through September 28, 2004.  For a description of the Company’s reorganization see Note 10, Subsequent Events.  This distribution is shown on the accompanying pro forma combined balance sheet as distributions payable. In accordance with SEC guidance, 1,252,816 additional Class A shares have been included in the calculation of pro forma share and net income per share data for the 13 and 39 weeks ended September 28, 2004 . The addition of these shares, the value of which would be $21.9 million using an assumed initial offering price of $17.50 per share, gives effect to the sale of the number of additional shares that would have been necessary to pay the distributions in excess of the undistributed net income of Holdings for the twelve months ended September 28, 2004 (which does not include the results of TRDC, Texas Roadhouse Management Corp., WKT, and nine franchise restaurants). The distribution in excess of undistributed net income of Holdings for the twelve months ending September 28, 2004, was calculated as follows:

Distributions payable with respect to the net income of Holdings for all periods prior to September 28, 2004		$34,195

Net income of Holdings for the twelve months ended September 28, 2004	$22,084
Distributions paid on the net income of Holdings for the twelve months ended September 28, 2004	9,814

Undistributed net income of Holdings for the twelve months ended September 28, 2004		12,270

Distributions payable with respect to the net income of Holdings for all periods prior to September 28, 2004 in excess of its undistributed net income for the twelve months ended September 28, 2004		$21,925

In connection with the reorganization as a C corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated combined effective income tax rate of 35.3% and 36.2% for the 13 and 39 weeks ended September 28, 2004 and September 30, 2003, respectively, and included in the accompanying pro forma combined statements of income. The pro forma income tax provision does not include an adjustment to establish a deferred tax liability related to the $4.9 million excess of the reported amounts of the Company’s assets and liabilities over the tax basis of those assets and liabilities at September 28, 2004.

Under the terms of an agreement associated with the formation of TRI, W. Kent Taylor contributed all of his interests in WKT, which owned 178,125 common shares of Holdings and the right to receive a one percent distribution on all sales of company and license Texas Roadhouse restaurants, in exchange for 178,125 shares of TRI Class A common stock and 2,632,688 shares of TRI Class B common stock. The shares and the related distribution have been reflected in the accompanying pro forma combined balance sheet and calculation of pro forma net income per share.

Mr. Taylor will also receive 1,754,531 shares of TRI Class A common stock in exchange for his 450 shares in TRDC, and 671,089 shares of TRI Class A common stock in exchange for his 36,651 shares in the six license restaurants and three franchise restaurants. The 2,425,620 Class A shares expected to be issued in exchange for Mr. Taylor’s 37,101 shares in these Texas Roadhouse entities, have been reflected in the accompanying calculation of pro forma net income per share.  The shares reflected in the accompanying calculation of pro forma net income per share vary during the periods presented due to the changes in measurement period and the relative proportion of the component entities’ net income used in the acquisition formulas provided under the corresponding operating or partnership agreements. These calculations are based on the net income of the six license restaurants and three franchise restaurants for the period presented.

The number of shares issued to Mr. Taylor for his majority interest in WKT and TRDC was calculated so as to be neither accretive nor dilutive since the 2003 earnings per share impact on our predecessor company, Holdings, was zero. The number of shares issued to Mr. Taylor for his controlling interest in nine restaurants was determined using the acquisition formulas stated in the corresponding operating, partnership or franchise agreements.

In addition to the shares expected to be issued to W. Kent Taylor in connection with the above transactions, the accompanying calculations of pro forma net income per share also include the weighted average outstanding shares of 18,767,431 and 18,420,140 for the 13 weeks ended September 28, 2004 and September 30, 2003, respectively, and shares of 18,721,971 and 18,324,465 for the 39 weeks ended September 28, 2004 and September 30, 2003, respectively, of Holdings.  The diluted earnings per share calculations show the effect of the weighted average stock options outstanding from the Company’s stock option plan.  The following table sets forth the calculation of pro forma weighted average shares outstanding as presented in the accompanying combined statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2004	September 30, 2003	September 28, 2004	September 30, 2003
Net income adjusted for pro forma income taxes	$5,010	$3,371	$14,163	$10,837

Basic EPS:
Weighted-average common shares outstanding:
Holdings	18,768	18,420	18,722	18,324
Shares issued for distribution payable	1,253	—	1,253	—
Class B shares to Mr. Taylor for his interests in WKT	2,633	2,633	2,633	2,633
Class A shares to Mr. Taylor for his interests in TRDC	1,755	1,755	1,755	1,755
Class A shares to Mr. Taylor for his interests in 9 restaurants	670	730	670	730

Shares - basic	25,079	23,538	25,033	23,442

Basic EPS	$0.20	$0.14	$0.57	$0.46

Diluted EPS:
Weighted-average common shares outstanding:
Shares - basic	25,079	23,538	25,033	23,442
Shares assumed issued on exercise of dilutive share equivalents	3,589	3,849	3,634	3,851
Shares assumed purchased with proceeds of dilutive share equivalents	(1,513)	(2,471)	(1,531)	(2,471)
Shares - diluted	27,155	24,916	27,136	24,822

Diluted EPS	$0.18	$0.14	$0.52	$0.44

(10)  Subsequent Events

On October 8, 2004, the Company completed a reorganization and initial public offering.  In connection with our reorganization and initial public offering the Company:

•                  Became a “C” corporation through the merger of Holdings into a wholly owned subsidiary of TRI;

•                  Issued an aggregate of 21,197,341 shares of Class A common stock and 2,632,688 shares of Class B common stock in the combination of our operations under our new holding company, TRI;

•                  Issued an aggregate of 3,089,084 shares of Class A common stock to acquire the remaining equity interests in TRDC and all 31 of our majority-owned or controlled company restaurants (including the remaining equity interests in the 9 controlled franchise restaurants), and all of the equity interests in one franchise restaurant;

•                  Issued and sold 6,250,000 new shares at $17.50 per share, raising approximately $100.2 million after underwriting discounts and transactions costs;

•                  Issued and sold 331,481 additional shares of Class A common stock in the over-allotment option, raising approximately $5.4 million after underwriting discounts and transactions costs;

•                  Repaid $68.9 million of indebtedness on our then existing credit facility with the proceeds raised in the public offering;

•                  Will pay distributions of $34.2 million to the equity holders of Holdings relating to its income for the periods through September 28, 2004;

•                  Will pay estimated distributions of $500,000 to the equity holders of Holdings relating to its income for the periods from September 29, 2004 through October 8, 2004; and,

•                  Recorded a cumulative net deferred tax liability of $4.9 million and a corresponding charge to its provision for income taxes upon becoming a “C” corporation.

The 3,089,084 shares of Class A common stock issued to the equity owners of the merged companies were calculated using predetermined acquisition formulas as required by each entity’s operating, partnership, or franchise agreement.  These transactions will be accounted for as step acquisitions using the purchase method as defined in SFAS No. 141, Business Combinations.  Assuming a purchase price of $54.0 million and our preliminary estimates of the fair value of net assets acquired, $47.4 million of goodwill was generated by the acquisitions.  The purchase price of $54.0 million was calculated using the initial public offering price of $17.50 per share.

On October 8, 2004, TRI entered into a new $150.0 million, five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N. A., Banc of America Securities LLC and National City Bank of Kentucky. The new facility replaced Holdings’ previous credit facility. The terms of the new facility will require TRI to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50% and to pay a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases depending on TRI’s leverage ratio. The facility prohibits TRI from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3.0 million, unsecured debt up to $500,000 and up to $20.0 million of debt incurred by majority-owned companies formed to open new restaurants.  The facility also prohibits the declaration or payment of cash dividends on TRI’s stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of TRI’s stock.  Additionally, the lenders’ obligations to extend credit under the facility depends upon maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The lenders’ obligation to extend credit under the new facility will depend upon compliance with these covenants. The credit facility is secured by a pledge of TRI’s ownership interests in all subsidiaries.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 28, 2004, 182 Texas Roadhouse restaurants were operating in 34 states, including:

•                                          99 “company restaurants,” of which 68 were wholly-owned and 31 were majority-owned or controlled by us and Mr. Taylor. Of these 31 restaurants, 22 were majority-owned by us and nine were license or franchise restaurants under the common control of us and Mr. Taylor. The results of operations of company restaurants are included in our combined operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our combined statements of income.

•                                          83 “franchise restaurants,” of which 79 were franchise restaurants and four were license restaurants. We have a 10.0% ownership interest in two franchise restaurants, a 5.0% ownership interest in eight franchise restaurants, and a 1.0% ownership in one franchise restaurant. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our combined statements of income. Additionally, we provide various management services to eleven franchise restaurants.

Contractual arrangements granted us the right, upon becoming a public company, to acquire at pre-determined valuation formulas (i) the remaining equity interests in all 31 of our majority-owned or controlled company restaurants and (ii) 57 of the franchise restaurants. In connection with our initial public offering on October 8, 2004, we exercised this buyout right with respect to all 31 of such company restaurants and one such franchise restaurant.  As a result, we currently maintain acquisition rights for 56 franchise restaurants.

Presentation of Financial and Operating Data

As of September 28, 2004 and through the closing of our reorganization and initial public offering on October 8, 2004, we conducted the Texas Roadhouse restaurant business through:

•                                          Texas Roadhouse Holdings LLC and its wholly-owned restaurants and 22 majority-owned restaurants;

•                                          Texas Roadhouse Development Corporation, holding the rights to franchise Texas Roadhouse restaurants;

•                                          Texas Roadhouse Management Corp., providing management services to Texas Roadhouse Holdings LLC,         Texas Roadhouse Development Corporation and certain license and franchise restaurants; and

•                                          nine controlled franchise restaurants;

all of which were entities under the common control of W. Kent Taylor, our founder and chairman. Our combined historical financial statements and financial and operating data reflect the combined operations and financial position of Texas Roadhouse Holdings LLC and the above affiliated entities.

Throughout this report, the 13 weeks ended September 28, 2004 and September 30, 2003 are referred to as Q3 2004 and Q3 2003, respectively, and the 39 weeks ended September 28, 2004 and September 30, 2003 are referred to as 2004 YTD and 2003 YTD, respectively.

Corporate Reorganization and Initial Public Offering

In connection with our reorganization and initial public offering on October 8, 2004 we:

•                  Became a “C” corporation through the merger of Texas Roadhouse Holdings LLC into a wholly owned subsidiary of Texas Roadhouse, Inc.;

•                  Issued an aggregate of 21,197,341 shares of Class A common stock and 2,632,688 shares of Class B common stock in the combination of our operations under our new holding company, Texas Roadhouse, Inc.;

•                  Issued an aggregate of 3,089,084 shares of Class A common stock to acquire the remaining equity interests in Texas

Roadhouse Development Corporation and all 31 of our majority-owned or controlled company restaurants (including the remaining equity interests in the 9 controlled franchise restaurants), and all of the equity interests in one franchise restaurant;

•                  Issued and sold 6,250,000 new shares at $17.50 per share, raising approximately $100.2 million after underwriting discounts and transactions costs;

•                  Issued and sold 331,481 additional shares of Class A common stock in the over-allotment option, raising approximately $5.4 million after underwriting discounts and transactions costs;

•                  Repaid $68.9 million of indebtedness on our then existing credit facility with the proceeds raised in the public offering;

•                  Will pay distributions of $34.2 million to the equity holders of Texas Roadhouse Holdings LLC relating to its income for the periods through September 28, 2004.

As a result of all of these transactions, our company has a total of 100 wholly-owned company restaurants and there are 82 franchise restaurants (excluding any restaurants which opened after September 28, 2004), and we have acquisition rights for 56 of the franchise restaurants.

Going forward, these transactions will have the following effect on our financial position and results of operations:

•                                          first, unlike Texas Roadhouse Holdings LLC, Texas Roadhouse, Inc., as a C corporation, will be subject to state and federal income tax;

•                                          second, upon becoming a “C” corporation, we will record a cumulative net deferred tax liability and a corresponding charge to our provision for income taxes of approximately $4.9 million; and,

•                                          third, as a result of acquiring all of the remaining interests in our majority-owned or controlled restaurants and Texas Roadhouse Development Corporation, all of our 100 company restaurants will be wholly-owned by us and the provision for the related minority interest in our financial statements will be eliminated.

The Company’s condensed pro forma combined financial statements reflecting the effect of the acquisition and initial public offering as described above on the period covered by this report are included below under the caption “Condensed Pro Forma Combined Financial Statements.”

Long-Term Strategies to Grow Earnings Per Share

Our long-term strategies with respect to increasing net income and earnings per share include the following:

Expanding Our Restaurant Base.    We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing and new markets. We will remain focused primarily on mid-sized markets where we believe there exists a significant demand for our restaurants because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base.

Improving Restaurant Level Profitability.    We plan to increase restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management.

Leveraging Our Scalable Infrastructure.    Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing and operations. As a result, we believe that our general and administrative costs will increase at a slower growth rate than our revenue.

Key Measures We Use To Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

Number of Restaurant Openings.    Number of restaurant openings reflects the number of restaurants opened during a particular period. For company restaurant openings we incur pre-opening costs, which are defined below, before the restaurant opening. Typically new restaurants open with an initial start-up period of higher than normalized sales volumes, which decrease to a steady level approximately three to six months after opening. However, although sales volumes are generally higher, so are initial costs, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately three to six months after opening.

Comparable Restaurant Sales Growth.   Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period. Comparable restaurant sales growth can be generated by an increase in guest traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

Average Unit Volume.    Average unit volume represents the average annual restaurant sales for all company restaurants open for a full six months before the beginning of the period measured. Growth in average unit volumes in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volumes less than growth in comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the company average.

Net Income Margin.    Net income margin represents net income as a percentage of revenue.

Store Weeks.    Store weeks represent the number of weeks that our company restaurants were open during the reporting period.

Other Key Definitions

Restaurant Sales.    Restaurant sales include gross food and beverage sales, net of promotions and discounts.

Franchise Royalties and Fees.    Franchisees typically pay a $40,000 initial franchise fee for each new restaurant. Franchise royalties consist of royalties in the amount of 2.0% to 4.0% of gross sales paid to us by our franchisees.

Restaurant Cost of Sales.    Restaurant cost of sales consists of food and beverage costs.

Restaurant Labor Expenses.    Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our managing and market partners. These profit sharing expenses are reflected in restaurant other operating expenses.

Restaurant Rent Expense.    Restaurant rent expense includes all rent payments associated with the leasing of real estate and includes base, percentage and straight-line rent.

Restaurant Other Operating Expenses.    Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, advertising, repair and maintenance, property taxes and other expenses. Profit sharing allocations to market partners and managing partners are also included in restaurant other operating expenses.

Restaurant Pre-opening Expenses.    Restaurant pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of training and opening team salaries, travel expenses, and food, beverage and other initial supplies and expenses.

General and Administrative Expenses.    General and administrative expenses (“G&A”) is comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. Supervision and accounting fees received from certain franchise restaurants and license restaurants are offset against general and administrative expenses.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses (“D&A”) includes the depreciation of fixed assets.

Interest Expense, Net.    Interest expense includes the cost of our debt obligations including the amortization of loan fees.

Minority Interest.    Our combined subsidiaries at September 28, 2004 included 31 majority-owned or controlled restaurants and Texas Roadhouse Development Corporation. Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants and Texas Roadhouse Development Corporation.

Equity Income from Unconsolidated Affiliates.    We own a 10.0% equity interest in two franchise restaurants, a 5.0% interest in eight franchise restaurants, and a 1.0% equity interest in one franchise restaurant, all of which were open and operating at September 28, 2004. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 28, 2004		September 30, 2003		September 28, 2004		September 30, 2003
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	$89,977	97.5%	$70,660	97.6%	$259,652	97.6%	$205,976	97.6%
Franchise royalties and fees	2,270	2.5	1,768	2.4	6,412	2.4	5,086	2.4

Total revenue	$92,247	100.0%	$72,428	100.0%	$266,064	100.0%	$211,062	100.0%

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	31,294	34.8	23,420	33.1	90,273	34.8	67,397	32.7
Labor	24,800	27.6	19,899	28.2	71,378	27.5	57,822	28.1
Rent	1,767	2.0	1,437	2.0	5,120	2.0	4,296	2.1
Other operating	14,725	16.4	12,224	17.3	42,180	16.2	34,787	16.9
(As a percentage of total revenue)
Pre-opening	1,414	1.5	861	11.9	3,560	1.3	1,904	0.1
Depreciation and amortization	2,776	3.0	2,160	3.0	7,691	2.9	6,319	3.0
General and administrative	4,904	5.3	4,121	5.7	15,327	5.8	13,010	6.2

Total costs and expenses	$81,680	88.5%	$64,122	88.5%	$235,529	88.5%	$185,535	87.9%
Income from operations	10,567	11.5	8,306	11.5	30,535	11.5	25,527	12.1
Interest expense, net	1,121	1.2	1,397	1.9	3,160	1.2	3,436	1.6
Minority interest	1,725	1.9	1,640	2.3	5,582	2.1	5,083	2.4
Equity income (loss) from investments in unconsolidated affiliates	22	0.0	14	0.0	92	0.0	(22)	0.0

Net income	$7,743	8.4%	$5,283	7.3%	$21,885	8.2%	$16,986	8.1%

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 30, 2003	87	75	162
Openings	2	1	3
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at March 30, 2004	89	76	165
Openings	5	3	8
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at June 29, 2004	94	79	173
Openings	5	4	9
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at September 28, 2004	99	83	182

Q3 2004  (13 weeks) Compared to Q3 2003 (13 weeks) and 2004 YTD (39 weeks) Compared to 2003 YTD (39 weeks)

Restaurant Sales.    Restaurant sales increased by 27.3% in Q3 2004 as compared to Q3 2003 and by 26.1% in 2004 YTD as compared to 2003 YTD. This increase was primarily attributable to the opening of new restaurants and comparable restaurant sales growth. The following table summarizes additional factors that influenced the changes in restaurant sales at company restaurants.

	Q3 2004	Q3 2003	2004 YTD	2003 YTD
Company Restaurants
Store Weeks	1,252	1,069	3,577	3,120
Comparable restaurant sales growth	6.8%	4.3%	8.1%	2.2%
Average unit volumes (in thousands)	$919	$850	$2,775	$2,555

Franchise Royalties and Fees.    Franchise royalties and fees increased by $502,000, or by 28.4%, from Q3 2003 to Q3 2004 and by $1.3 million, or by 26.1%, in 2004 YTD as compared to 2003 YTD. These increases were primarily attributable to the opening of new franchise restaurants and comparable restaurant sales growth.

Restaurant Cost of Sales.    Restaurant cost of sales increased as a percentage of restaurant sales to 34.8% in Q3 2004 from 33.1% in Q3 2003. This increase was primarily due to the higher cost of beef and was partially offset by the lower cost of pork ribs and menu price increases. Restaurant cost of sales increased slightly as a percentage of restaurant sales to 34.8% in 2004 YTD from 32.7% in 2003 YTD. This increase was primarily due to the higher cost of beef and pork ribs.  In response to recent and expected future increases in food and supply costs, in early November 2004, we completed a staggered roll out of menu price increases of approximately 2%. Including the benefit of this price increase, we expect cost of sales, as a percentage of restaurant sales, to be approximately 150 to 160 basis points higher in Q4 2004 versus Q4 2003 and 25 to 50 basis points higher in 2005 versus 2004.

Restaurant Labor Expenses.    Restaurant labor expenses, as a percentage of restaurant sales, decreased to 27.6% in Q3 2004 from 28.2% in Q3 2003 and to 27.5% in 2004 YTD from 28.1% in 2003 YTD. The percentage of sales benefit generated from comparable restaurant sales growth more than offset modest wage rate inflation.

Restaurant Rent Expense.    Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.0% in Q3 2003 and Q3 2004 and decreased slightly to 2.0% in 2004 YTD from 2.1% in 2003 YTD.

Restaurant Other Operating Expenses.    Restaurant operating expenses, as a percentage of restaurant sales, decreased to 16.4% in Q3 2004 from 17.3% in Q3 2003 and to 16.2% in 2004 YTD from 16.9% in 2003 YTD. The decrease was primarily due to the percentage of sales benefit generated from comparable restaurant sales growth.

Restaurant Pre-opening Expenses.    Pre-opening expenses increased in Q3 2004  to $1.4 million from $0.9 million in Q3 2003 and to $3.6 million in 2004 YTD from $1.9 million in 2003 YTD. These increases were due to opening additional restaurants in 2004 as compared to 2003.

Depreciation and Amortization Expense.    D&A, as a percentage of revenue, remained unchanged at 3.0% in Q3 2003 and Q3 2004 and decreased slightly to 2.9% for 2004 YTD as compared to 3.0% for 2003 YTD. The percentage of sales benefit generated from comparable restaurant sales growth offset increases related to capital spending on new restaurants.

General and Administrative Expenses.    G&A increased in Q3 2004 to $4.9 million (5.3% of revenue) from $4.1 million (5.7% of revenue) in Q3 2003 and in 2004 YTD to $15.3 million (5.8% of revenue) from $13.0 million (6.2% of revenue) in 2003 YTD. These increases were primarily due to infrastructure additions including executive, supervisory, operational and training personnel put into place to accommodate our growth plans. With the closing of our initial public offering, we expect annual G&A to increase $1.5 million to $2.0 million due to both new and higher than current corporate expenses such as director and officer’s insurance premiums, investor support services, audit and legal services and exchange fees.

Interest Expense, Net.    Interest expense decreased to $1.1 million in Q3 2004 from $1.4 million in Q3 2003 and to $3.2 million in 2004 YTD from $3.4 million in 2003 YTD. Excluding a $0.3 million write-off of loan fees associated with the completion of a $100 million loan facility in July 2003, interest expense remained essentially flat year over year for both the third quarter and YTD. A decrease in the average interest rates on our outstanding borrowings offset the additional debt incurred for new restaurant openings. At the completion of our initial public offering, we paid off the outstanding balance on our July 2003 $100 million credit facility and, subsequent to that event, completed a new $150MM credit facility. Both of these facilities are more fully described in the Liquidity and Capital Resources section of the MD&A.  In Q4 2004 we will take an approximately $950,000 non-cash charge to write-off the loan fees incurred with the July 2003 facility. Excluding this write-off, interest expense will be approximately 60% lower in Q4 2004 as compared Q4 2003 due to a significant reduction in long term debt.

Minority Interest.    The minority interest deducted from income in Q3 2004 increased to $1.7 million from $1.6 million in Q3 2003 and to $5.6 million in 2004 YTD from $5.1 million in 2003 YTD. These increases were due to improved operating results from the 31 consolidated subsidiaries. As a result of the acquisition transactions completed as part of our initial public offering, minority interest will significantly decrease to an immaterial amount in Q4 2004 as compared to Q4 2003.

Equity Income from Unconsolidated Affiliates.    Equity income from unconsolidated affiliates increased from $14,000 in Q3 2003 to $22,000 in Q3 2004 and from a loss of $22,000 in 2003 YTD to income of $92,000 in 2004 YTD. These increases were due to improvements in profitability at the five franchise restaurants opened prior to the end of Q3 2003 partially offset by losses generated by five franchise restaurants, which were opened after the end of Q3 2003. Primarily due to pre-opening expenses, new restaurants take three to six months to become profitable; hence, the restaurants opened in 2003 produced net losses in 2003. These restaurants are now producing profits, which are being partially offset by pre-opening driven losses at restaurants opened in 2004.

Income Tax Expense.   In Q3 2004 we operated as an LLC and, as such, were not subject to state and federal income tax. In connection with our reorganization and initial public offering on October 8, 2004 we became a “C” corporation through the merger of Texas Roadhouse Holdings LLC into a wholly owned subsidiary of Texas Roadhouse, Inc. As a result, beginning in Q4 2004 we will now be subject to state and federal income tax. Furthermore, upon becoming a “C” corporation, in Q4 2004, we will record a cumulative net deferred tax liability and a corresponding charge to our provision for income taxes of approximately $4.9 million.  Excluding the charge, we expect our combined effective federal and state tax rate in Q4 2004 to be approximately 35.3%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by operating, investing and financing activities:

	39 Weeks Ended
	September 28, 2004	September 30, 2003

Net cash provided by operating activities	$36,154	$22,564
Net cash used in investing activities	(35,398)	(17,602)
Net cash provided by (used in) financing activities	2,911	(6,614)

Net increase (decrease) in cash	$3,667	$(1,652)

Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 28, 2004, there were 49 restaurants developed on land which we owned.

We have also required cash to pay distributions to our equity holders. Our predecessor companies paid aggregate distributions to their equity holders for the 39 weeks ended September 28, 2004 and September 30, 2003 of $17.8 million and $16.4 million, respectively. These predecessor companies will continue to make distributions, some of which will be made after the completion of the initial public offering, in respect of their income from September 29, 2004 through October 8, 2004, the effective date of their combination under Texas Roadhouse, Inc.

We will make a distribution of approximately $34.2 million to those of our existing stockholders who were formerly members of Texas Roadhouse Holdings LLC, representing distributions which have been declared, but not paid, in respect of the income of Texas Roadhouse Holdings LLC through September 28, 2004. We will make additional distributions in respect of its undistributed income from September 29, 2004 to October 8, 2004, the date of the combination of our operations under Texas Roadhouse, Inc.  These payments will be made on or before December 31, 2005.

We intend to retain our future earnings, if any, to finance the future development and operation of our business. Accordingly, we do not anticipate paying any dividends on our common stock in the foreseeable future.

In July 2003, we completed a $100.0 million, three-year credit facility that enabled us to refinance 80.0% of our existing debt at much lower rates of interest and provide us with roughly $50.0 million of available financing to fund the development of new restaurants.  At September 28, 2004, we had $70.1 million of borrowings outstanding under our credit facility.  On October 8, 2004, the date of the closing of our initial public offering, we paid off the outstanding balance on this facility.  In addition to the credit facility, we had various other notes payable totaling $14.7 million with interest rates ranging from 4.2% to 10.8%.  These notes will be paid down over time.  Our total weighted average effective interest rate at September 28, 2004 was 5.13%.

On October 8, 2004, we entered into a new $150.0 million, five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N. A., Banc of America Securities LLC and National City Bank of Kentucky. The new facility replaced Texas Roadhouse Holdings, LLC previous credit facility. The terms of the new facility will require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50% and to pay a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases depending on our leverage ratio. The facility prohibits us from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3.0 million, unsecured debt up to $500,000 and up to $20.0 million of debt incurred by majority-owned companies formed to open new restaurants.  The facility also prohibits the declaration or payment of cash dividends on our stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of our stock.  Additionally, the lenders’ obligations to extend credit under the facility depends upon  maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The lenders’ obligation to extend credit under the new facility will depend upon compliance with these covenants. The credit facility is secured by a pledge of our ownership interests in all subsidiaries.

In 2003, we entered into a fixed rate swap agreement for $31.2 million of the outstanding debt under our credit facility to limit the variability of a portion of our interest payments. This swap changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this interest rate swap, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of September 28, 2004, approximately $43,000 of unrealized loss on the swap was recorded in accumulated other comprehensive income.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2004 and 2005, we expect our capital expenditures to be approximately $45.0 million to $50.0 million, and $50.0 million to $55.0 million, respectively, substantially all of which will relate to planned restaurant openings. We intend to satisfy our capital requirements over the next 18 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off-balance sheet arrangements.

Guarantees

We entered into real estate lease agreements for franchise restaurants located in Everett, MA and Longmont, CO prior to our granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but we remain contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease expires in May 2014 and the Everett lease expires in February 2018.

Recently Adopted Accounting Pronouncements

See Note 4 in the accompanying combined financial statements.

Condensed Pro Forma Combined Financial Statements

The following unaudited condensed pro forma combined financial statements and notes present the impact of the reorganization and IPO on the Company’s combined financial statements.  With respect to the pro forma financial data, the pro forma transactions described below have been applied (a) with respect to statements of income data, as if the applicable transactions had occurred at the beginning of the respective period and (b) with respect to balance sheet data, as if the applicable transactions had occurred at the end of the respective period.  We based the pro forma adjustments on available information and on assumptions that we believe are reasonable under the circumstances. The unaudited pro forma, pro forma as adjusted and pro forma as further adjusted financial data do not purport to represent what our results of operations or financial position actually would have been if the transactions set forth below had occurred on the dates indicated or what our results of operations or financial position will be for future periods.

Historical Combined Financial and Operating Data.    We derived the summary historical combined financial data for the 13 weeks (Q3 2003) and 39 weeks (2003 YTD) ended September 30, 2003 and as of and for the 13 weeks (Q3 2004) and 39 weeks (2004 YTD) ended September 28, 2004 from our unaudited combined financial statements. In the opinion of management, our unaudited combined financial statements reflect all adjustments necessary to present fairly, in accordance with U.S. generally accepted accounting principles the financial position and results of operations for the Company.

Unaudited Pro Forma Combined Financial and Operating Data.    The pro forma combined financial data for Q3 2003 and 2003 YTD, and as of and for Q3 2004 and 2004 YTD, give effect to the combination of our operations under Texas Roadhouse, Inc., a new holding company that is a “C” corporation. All taxes on the income of Texas Roadhouse Holdings LLC were payable by its members. As a “C” corporation, we will be responsible for the payment of all federal and state corporate income taxes and, accordingly, the pro forma data give effect to the pro forma provision for income taxes. The pro forma share and net income per share data for all periods presented include the historical weighted average shares outstanding of Texas Roadhouse Holdings LLC and also give effect to the issuance of shares of Class A and Class B common stock to be issued to Mr. Taylor for his majority interest in Texas Roadhouse Development Corporation, for WKT Restaurant Corp. and for his interests in nine controlled franchise restaurants.

Unaudited “Pro Forma as Adjusted for the Acquisition Transactions” Combined Financial and Operating Data.    The “Pro Forma as Adjusted for the Acquisition Transactions” combined financial data for Q3 2003 and 2003 YTD and as of and for Q3 2004 and 2004 YTD give further effect to our acquisition of the remaining equity interests in all of our 31 majority-owned or controlled company restaurants and Texas Roadhouse Development Corporation and all of the equity interests in one franchise restaurant.

Unaudited “Pro Forma as Further Adjusted for the Offering” Combined Financial and Operating Data.    The “Pro Forma as Further Adjusted for the Offering” combined financial data for Q3 2003 and 2003 YTD and as of and for Q3 2004 and 2004 YTD give further effect to:

•                                          our issuance and sale of 6,250,000 shares of Class A common stock in the offering at the initial public offering price of $17.50 per share;

•                                          our issuance and  sale of 331,481 shares of Class A common stock in the over-allotment option at the initial public offering price of $17.50 per share;

•                                          the application of the net proceeds from the offering, after deducting the underwriting discounts, commissions and estimated offering expenses payable by us, to:

•                                          repay outstanding borrowings under our credit facility, including accrued interest thereon, in the amount of approximately $70.1 million as of September 28, 2004; and

•                                          fund declared, but unpaid, distributions of approximately $34.2 million to equity holders of Texas Roadhouse Holdings LLC relating to its net income for periods through September 28, 2004, which will be paid on or before December 31, 2005; and

•                                          a cumulative net deferred tax liability of approximately $4.9 million, which will impact our statement of income in Q4 2004, when our reorganization as a “C” corporation became effective.

CONDENSED PRO FORMA COMBINED BALANCE SHEET

AS OF SEPTEMBER 28, 2004

(in thousands)

	Historical	Pro Forma Adjustments	Pro Forma	Pro Forma Adjustments For The Acquisition Transactions		Pro Forma as Adjusted For The Acquisition Transactions	Pro Forma Adjustments For The Offering		Pro Forma As Further Adjusted For The Offering
Current Assets:
Cash and cash equivalents	$9,395	$—	$9,395	$262	(5)	$9,657	$1,319	(11)	$10,976
Receivables, net	5,526	—	5,526	138	(5)(7)	5,664	—		5,664
Inventories	4,687	—	4,687	17	(5)	4,704	—		4,704
Prepaid expenses	916	—	916	1	(5)	917	—		917
Other current assets	36	—	36	—		36	—		36

Total current assets	20,560	—	20,560	418		20,978	1,319		22,297
Property and equipment, net	150,669	—	150,669	188	(5)	150,857	—		150,857
Goodwill	2,190	—	2,190	47,431	(5)	49,621	—		49,621
Other assets	2,049	—	2,049	—		2,049	—		2,049

Total assets	$175,468	$—	$175,468	$48,037		$223,505	$1,319		$224,824

Current liabilities:
Distributions payable(1)	$—	$34,195	$34,195	$—		$34,195	$(34,195	)(11)	$—
Current maturities of long-term debt	7,888	—	7,888	—		7,888	(5,450	)(11)	2,438
Short term bank revolver	8,000	—	8,000	—		8,000	(8,000	)(11)	—
Accounts payable	12,292	—	12,292	134	(5)(7)	12,426	—		12,426
Deferred revenue-gift certificates	6,291	—	6,291	116	(5)	6,407	—		6,407
Accrued wages	2,415	—	2,415	—		2,415	—		2,415
Other current liabilities	6,445	—	6,445	115	(5)	6,560	—		6,560

Total current liabilities	43,331	34,195	77,526	365		77,891	(47,645)		30,246
Long-term debt, excluding current maturities	68,868	—	68,868	—		68,868	(56,650	)(11)	12,218
Deferred tax liability, net	—	—	—	—		—	4,913	(3)	4,913
Other liabilities	7,714	—	7,714	—		7,714	—		7,714

Total liabilities	119,913	34,195	154,108	365		154,473	(99,382)		55,091
Minority interest in consolidated subsidiaries	6,663	—	6,663	(6,363	)(5)	300	—		300
Members’ equity	48,892	(34,195)	14,697	54,035	(5)	68,732	100,701	(11)(3)	169,433

Total liabilities and members’ equity	$175,468	$—	$175,468	$48,037		$223,505	$1,319		$224,824

See accompanying notes

CONDENSED PRO FORMA COMBINED STATEMENT

OF INCOME FOR THE 13 WEEKS ENDED SEPTEMBER 28, 2004

(in thousands, except per share data)

	Historical	Pro Forma Adjustments		Pro Forma	Pro Forma Adjustments For The Acquisition Transactions		Pro Forma As Adjusted For The Acquisition Transactions	Pro Forma Adjustments For The Offering		Pro Forma As Further Adjusted For The Offering
Revenue:
Restaurant sales	$89,977	$—		$89,977	$961	(6)	$90,938	$—		$90,938
Franchise royalties and fees	2,270	—		2,270	(29	)(8)	2,241	—		2,241

Total revenue	$92,247	$—		$92,247	$932	(6)	$93,179	$—		$93,179
Costs and expenses:
Restaurant operating costs:
Cost of sales	31,294	—		31,294	331		31,625	—		31,625
Labor	24,800	—		24,800	249		25,049	—		25,049
Rent	1,767	—		1,767	46		1,813	—		1,813
Other operating	14,725	—		14,725	172		14,897	—		14,897
Pre-opening	1,414	—		1,414	—		1,414	—		1,414
Depreciation and amortization	2,776	—		2,776	14		2,790	—		2,790
General and administrative	4,904	—		4,904	4		4,908	—		4,908

Total costs and expenses	81,680	—		81,680	816		82,496	—		82,496

Income from operations	$10,567	$—		$10,567	$116	(6)	$10,683	$—		$10,683
Interest expense, net	1,121	—		1,121	—		1,121	(555	)(11)	566
Minority interest	1,725	—		1,725	(1,725	)(10)	—	—		—
Equity income (loss) from investments in unconsolidated affiliates	22	—		22	(6	)(9)	16	—		16

Income before taxes	$7,743	$—		$7,743	$1,835		$9,578	$555		$10,133
Provision for income taxes	—	2,733	(3)	2,733	648	(3)	3,381	196	(3)	3,577

Net income	$7,743	$(2,733)		$5,010	$1,187		$6,197	$359		$6,556

Net income per common share(2),(4),(5)
Basic				$0.20			$0.22			$0.20
Diluted				$0.18			$0.20			$0.18
Weighted average shares outstanding(2),(4)
Basic				25,079	3,089	(5)	28,168	5,328	(11)	33,496
Diluted				27,155	3,089	(5)	30,244	5,464	(11)	35,708

See accompanying notes

CONDENSED PRO FORMA COMBINED STATEMENT

OF INCOME FOR THE 39 WEEKS ENDED SEPTEMBER 28, 2004

(in thousands, except per share data)

	Historical	Pro Forma Adjustments		Pro Forma	Pro Forma Adjustments For The Acquisition Transactions		Pro Forma As Adjusted For The Acquisition Transactions	Pro Forma Adjustments For The Offering		Pro Forma As Further Adjusted For The Offering
Revenue:
Restaurant sales	$259,652	$—		$259,652	$2,942	(6)	$262,594	$—		$262,594
Franchise royalties and fees	6,412	—		6,412	(88	)(8)	6,324	—		6,324

Total revenue	$266,064	$—		$266,064	$2,854	(6)	$268,918	$—		$268,918
Costs and expenses:
Restaurant operating costs:
Cost of sales	90,273	—		90,273	1,018		91,291	—		91,291
Labor	71,378	—		71,378	757		72,135	—		72,135
Rent	5,120	—		5,120	140		5,260	—		5,260
Other operating	42,180	—		42,180	528		42,708	—		42,708
Pre-opening	3,560	—		3,560	—		3,560	—		3,560
Depreciation and amortization	7,691	—		7,691	42		7,733	—		7,733
General and administrative	15,327	—		15,327	11		15,338	—		15,338

Total costs and expenses	235,529	—		235,529	2,496		238,025	—		238,025

Income from operations	$30,535	$—		$30,535	$358	(6)	$30,893	$—		$30,893
Interest expense, net	3,160	—		3,160	—		3,160	(1,596	)(11)	1,564
Minority interest	5,582	—		5,582	(5,582	)(10)	—	—		—
Equity income (loss) from investments in unconsolidated affiliates	92	—		92	(18	)(9)	74	—		74
Other income	—	—		—	—		—	—		—

Income before taxes	$21,885	$—		$21,885	$5,922		$27,807	$1,596		$29,403
Provision for income taxes	—	7,722	(3)	7,722	2,095	(3)	9,817	593	(3)	10,410

Net income	$21,885	$(7,722)		$14,163	$3,827		$17,990	$1,003		$18,993

Net income per common share(2),(4),(5)
Basic				$0.57			$0.64			$0.57
Diluted				$0.52			$0.60			$0.53
Weighted average shares outstanding(2),(4)
Basic				25,033	3,089	(5)	28,122	5,328	(11)	33,450
Diluted				27,136	3,089	(5)	30,225	5,467	(11)	35,692

See accompanying notes

CONDENSED PRO FORMA COMBINED STATEMENT

OF INCOME FOR THE 13 WEEKS ENDED SEPTEMBER 30, 2003

(in thousands, except per share data)

	Historical	Pro Forma Adjustments		Pro Forma	Pro Forma Adjustments For The Acquisition Transactions		Pro Forma As Adjusted For The Acquisition Transactions	Pro Forma Adjustments For The Offering		Pro Forma As Further Adjusted For The Offering
Revenue:
Restaurant sales	$70,660	$—		$70,660	$900	(6)	$71,560	$—		$71,560
Franchise royalties and fees	1,768	—		1,768	(27	)(8)	1,741	—		1,741

Total revenue	$72,428	$—		$72,428	$873	(6)	$73,301	$—		$73,301
Costs and expenses:
Restaurant operating costs:
Cost of sales	23,420	—		23,420	290		23,710	—		23,710
Labor	19,899	—		19,899	245		20,144	—		20,144
Rent	1,437	—		1,437	46		1,483	—		1,483
Other operating	12,224	—		12,224	168		12,392	—		12,392
Pre-opening	861	—		861	—		861	—		861
Depreciation and amortization	2,160	—		2,160	14		2,174	—		2,174
General and administrative	4,121	—		4,121	4		4,125	—		4,125

Total costs and expenses	64,122	—		64,122	767		64,889	—		64,889

Income from operations	$8,306	$—		$8,306	$106	(6)	$8,412	$—		$8,412

Interest expense, net	1,397	—		1,397	—		1,397	(501	)(11)	896
Minority interest	1,640	—		1,640	(1,640	)(10)	—	—		—
Equity income (loss) from investments in unconsolidated affiliates	14	—		14	(6	)(9)	8	—		8

Income before taxes	$5,283	$—		$5,283	$1,740		$7,023	$501		$7,524
Provision for income taxes	—	1,912	(3)	1,912	630	(3)	2,542	181	(3)	2,723

Net income	$5,283	$(1,912)		$3,371	$1,110		$4,481	$320		$4,801

Net income per common share(2),(4),(5)
Basic				$0.14			$0.17			$0.14
Diluted				$0.14			$0.16			$0.13
Weighted average shares outstanding(2),(4)
Basic				23,538	3,089	(5)	26,627	6,581	(11)	33,208
Diluted				24,916	3,089	(5)	28,005	7,641	(11)	35,646

See accompanying notes

CONDENSED PRO FORMA COMBINED STATEMENT

OF INCOME FOR THE 39 WEEKS ENDED SEPTEMBER 30, 2003

(in thousands, except per share data)

	Historical	Pro Forma Adjustments		Pro Forma	Pro Forma Adjustments For The Acquisition Transactions		Pro Forma As Adjusted For The Acquisition Transactions	Pro Forma Adjustments For The Offering		Pro Forma As Further Adjusted For The Offering
Revenue:
Restaurant sales	$205,976	$—		$205,976	$2,692	(6)	$208,668	$—		$208,668
Franchise royalties and fees	5,086	—		5,086	(81	)(8)	5,005	—		5,005

Total revenue	$211,062	$—		$211,062	$2,611	(6)	$213,673	$—		$213,673
Costs and expenses:
Restaurant operating costs:
Cost of sales	67,397	—		67,397	864		68,261	—		68,261
Labor	57,822	—		57,822	714		58,536	—		58,536
Rent	4,296	—		4,296	140		4,436	—		4,436
Other operating	34,787	—		34,787	491		35,278	—		35,278
Pre-opening	1,904	—		1,904	—		1,904	—		1,904
Depreciation and amortization	6,319	—		6,319	42		6,361	—		6,361
General and administrative	13,010	—		13,010	11		13,021	—		13,021

Total costs and expenses	185,535	—		185,535	2,262		187,797	—		187,797

Income from operations	$25,527	$—		$25,527	$349	(6)	$25,876	$—		$25,876

Interest expense, net	3,436	—		3,436	—		3,436	(2,163	)(11)	1,273
Minority interest	5,083	—		5,083	(5,083	)(10)	—	—		—
Equity income (loss) from investments in unconsolidated affiliates	(22)	—		(22)	(18	)(9)	(40)	—		(40)

Income before taxes	$16,986	$—		$16,986	$5,414		$22,400	$2,163		$24,563
Provision for income taxes	—	6,149	(3)	6,149	1,960	(3)	8,109	783	(3)	8,892

Net income	$16,986	$(6,149)		$10,837	$3,454		$14,291	$1,380		$15,671

Net income per common share(2),(4),(5)
Basic				$0.46			$0.54			$0.47
Diluted				$0.44			$0.51			$0.44
Weighted average shares outstanding(2),(4)
Basic				23,442	3,089	(5)	26,531	6,581	(11)	33,112
Diluted				24,822	3,089	(5)	27,911	7,636	(11)	35,547

See accompanying notes

NOTES TO CONDENSED PRO FORMA COMBINED FINANCIAL STATEMENTS

(1)                               The pro forma adjustment for distributions payable on the balance sheet as of September 28, 2004 of $34.2 million gives effect to the accrual of a liability for unpaid distributions to equity holders of Texas Roadhouse Holdings LLC relating to its net income for the periods through September 28, 2004. Additional distributions relating to its income for the periods from September 29, 2004 to October 8, 2004, the effective date of the combination under Texas Roadhouse, Inc., will also be paid. In accordance with SEC guidance, additional Class A shares of 1,252,816 have been included in the calculation of all pro forma share and net income per share data for Q3 2004 and 2004 YTD, except for “Pro Forma As Adjusted For The Offering.”  These additional shares give effect to the number of shares the proceeds from which have been necessary to pay the distributions in excess of the undistributed net income of Texas Roadhouse Holdings LLC, which would have totaled $21.9 million for the twelve months ended September 28, 2004.

(2)                               The following table sets forth the calculation of pro forma weighted average shares outstanding for Q3 2004 and 2004 YTD (in thousands):

	Q3 2004	Pro Forma As Adjusted For The Acquisition Transactions Q3 2004	Pro Forma As Adjusted For The Offering Q3 2004	2004 YTD	Pro Forma As Adjusted For The Acquisition Transactions 2004 YTD	Pro Forma As Adjusted For The Offering 2004 YTD
Net Income adjusted for pro forma income taxes	$5,010	$6,197	$6,556	$14,163	$17,990	$18,993
Basic EPS:
Weighted-average common shares outstanding:
Texas Roadhouse Holdings	18,768	18,768	18,768	18,722	18,722	18,722
Shares issued for distribution payable	1,253	1,253	—	1,253	1,253	—
Class B shares to Mr. Taylor for his interest in WKT	2,633	2,633	2,633	2,633	2,633	2,633
Class A shares to Mr. Taylor for his interest in TRDC	1,755	1,755	1,755	1,755	1,755	1,755
Class A shares to Mr. Taylor for his interests in 9 restaurants	670	670	670	670	670	670
Class A shares to remaining equity holders	—	3,089	3,089	—	3,089	3,089
Shares to be sold in the Offering	—	—	6,581	—	—	6,581

Shares - basic	25,079	28,168	33,496	25,033	28,122	33,450

Basic EPS	$0.20	$0.22	$0.20	$0.57	$0.64	$0.57

Diluted EPS:
Weighted-average common shares outstanding:
Shares - basic	25,079	28,168	33,496	25,033	28,122	33,450
Shares assumed issued on exercise of dilutive share equivalents	3,589	3,589	3,589	3,634	3,634	3,634
Shares assumed purchased with proceeds of dilutive share equivalents	(1,513)	(1,513)	(1,377)	(1,531)	(1,531)	(1,392)

Shares - diluted	27,155	30,244	35,708	27,136	30,225	35,692

Diluted EPS	$0.18	$0.20	$0.18	$0.52	$0.60	$0.53

The following table sets forth the calculation of pro forma weighted average shares outstanding for Q3 2003 and 2003 YTD (in thousands):

	Q3 2003	Pro Forma As Adjusted For The Acquisition Transactions Q3 2003	Pro Forma As Adjusted For The Offering Q3 2003	2003 YTD	Pro Forma As Adjusted For The Acquisition Transactions 2003 YTD	Pro Forma As Adjusted For The Offering 2003 YTD

Net Income adjusted for pro forma income taxes	$3,371	$4,481	$4,801	$10,837	$14,291	$15,671
Basic EPS:
Weighted-average common shares outstanding:
Texas Roadhouse Holdings	18,420	18,420	18,420	18,324	18,324	18,324
Shares issued for distribution payable	—	—	—	—	—	—
Class B shares to Mr. Taylor for his interest in WKT	2,633	2,633	2,633	2,633	2,633	2,633
Class A shares to Mr. Taylor for his interest in TRDC	1,755	1,755	1,755	1,755	1,755	1,755
Class A shares to Mr. Taylor for his interests in 9 restaurants	730	730	730	730	730	730
Class A shares to remaining equity holders	—	3,089	3,089	—	3,089	3,089
Shares to be sold in the Offering	—	—	6,581	—	—	6,581

Shares - basic	23,538	26,627	33,208	23,442	26,531	33,112

Basic EPS	$0.14	$0.17	$0.14	$0.46	$0.54	$0.47

Diluted EPS:
Weighted-average common shares outstanding:
Shares - basic	23,538	26,627	33,208	23,442	26,531	33,112
Shares assumed issued on exercise of dilutive share equivalents	3,849	3,849	3,849	3,851	3,851	3,851
Shares assumed purchased with proceeds of dilutive share equivalents	(2,471)	(2,471)	(1,411)	(2,471)	(2,471)	(1,416)

Shares - diluted	24,916	28,005	35,646	24,822	27,911	35,547

Diluted EPS	$0.14	$0.16	$0.13	$0.44	$0.51	$0.44

(3)                               The pro forma provision for income taxes gives effect to our reorganization as a “C” corporation through the merger of Texas Roadhouse Holdings LLC into a wholly owned subsidiary of Texas Roadhouse, Inc. The adjustment is based upon the information shown in the table below. The combined state tax rate is our estimate of the average state tax rate we would have incurred based on the mix and volume of business we do in the states where our restaurants are located and the relevant apportionment factors for those states. The combined federal and state tax rates shown below give effect to the deductibility of state taxes at the federal level and to tip tax credits.

	Pro Forma
	Q3 2003/ 2003 YTD (1)	Q3 2004 / 2004 YTD (1)
Effective federal tax rate	32.5%	32.0%
Combined state tax rate	3.7%	3.3%
Combined effective federal and state tax rate	36.2%	35.3%

(1) For all pro forma data.

Upon becoming a “C” corporation on October 8, 2004, we will record a cumulative net deferred tax liability and corresponding charge to our income tax provision of approximately $4.9 million which is not reflected in the pro forma combined statements of income data shown above.

(4)                               Under the terms of an agreement associated with the formation of Texas Roadhouse, Inc., our majority shareholder contributed all of the shares of WKT Restaurant Corp., which owned 178,125 common shares of Texas Roadhouse Holdings LLC and the right to receive a one percent distribution on all sales of company and license Texas Roadhouse restaurants, in exchange for 178,125 shares of Texas Roadhouse, Inc. Class A common stock and 2,632,688 shares of Texas Roadhouse, Inc. Class B common stock. The number of shares issued was calculated so as to be neither accretive nor dilutive since the 2003 earnings per share impact on our predecessor company, Texas Roadhouse Holdings LLC, was zero. The shares issued have been reflected in the calculation of pro forma share and net income per share.

The pro forma share and net income per share data for all periods presented above also give effect to the issuance of shares of Class A common stock to our majority stockholder in connection with the combination of our operations under Texas Roadhouse, Inc. The number of shares to be issued in exchange for the controlling interest in Texas Roadhouse Development Corporation was calculated so as to be neither accretive nor dilutive since the 2003 earnings per share impact on our predecessor company, Texas Roadhouse Holdings LLC, was zero. The number of shares to be issued to Mr. Taylor for his interest in the nine controlled franchise restaurants was determined using the acquisition formulas stated in the corresponding operating, partnership or franchise agreements and vary during the periods presented due to changes in measurement period and the relative proportion of such entities’ contribution toward total net income of the combined operations.

In addition to the shares expected to be issued to our majority stockholder in connection with the above transactions, the accompanying calculations of pro forma share and net income per share data also include the outstanding shares of Texas Roadhouse Holdings LLC. At September 28, 2004 the outstanding shares of Texas Roadhouse Holdings LLC were 18,771,721.

(5)                               The “Pro Forma Adjustments for the Acquisition Transactions,” as shown in our September 28, 2004 combined balance sheet data, give further effect to our acquisition of the remaining equity interests in all of our 31 majority-owned or controlled company restaurants and Texas Roadhouse Development Corporation and all of the equity interests in one franchise restaurant in exchange for an aggregate of 3,089,084 shares of Texas Roadhouse, Inc. Class A common stock. These transactions will be accounted for as step acquisitions using the purchase method as defined in Financial Accounting Standards Board Statement No. 141, “Business Combinations.” Assuming a purchase price of $54.0 million and our preliminary estimates of the fair value of net assets acquired, $47.4 million of goodwill will be generated by the acquisitions. The purchase price of $54.0 million was calculated using the initial offering price of $17.50 per share. These acquisitions, which are expected to be accretive to earnings, are consistent with our long-term strategy to increase net income and earnings per share.

The purchase price was allocated as follows (in thousands):

Current assets	$418
Property and equipment, net	188
Goodwill	47,431
Elimination of minority interest in consolidated subsidiaries	6,363
Current liabilities	(365)

$54,035

Since the allocations noted above are our preliminary estimates, we expect to adjust the basis of certain assets of the acquired entities as the fair market value of the minority interests’ portion of such assets at the date of the acquisition are determined based on final appraisals.

The shares expected to be issued have been reflected in the calculation of pro forma share and net income per share data.

(6)                               This adjustment reflects the statement of income activity for the one franchise restaurant we acquired. This one franchise restaurant had revenue of $961,000, $2.9 million, $900,000 and $2.7 million and income from operations of $115,000, $357,000, $106,000 and $349,000 for Q3 2004, 2004 YTD, Q3 2003 and 2003 YTD, respectively.

(7)                               This adjustment reflects the elimination of Accounts Receivable from the one franchise restaurant acquired reflected in the combined financial statements.

(8)                               This adjustment reflects the elimination of franchise royalties received from the one franchise restaurant acquired.

(9)                               This adjustment reflects the elimination of the equity income previously recorded for the one franchise restaurant acquired.

(10)                        This adjustment reflects the elimination of the minority interest of $1.7 million, $5.6 million, $1.6 million and $5.1 million for Q3 2004, 2004 YTD, Q3 2003 and 2003 YTD, respectively, of the 31 majority-owned or controlled company restaurants and Texas Roadhouse Development Corporation.

(11)                        The “Pro Forma Adjustments for the Offering” as shown in our combined balance sheet data, give further effect to $105.6 million of net proceeds from the offering, which is derived from our issuance and sale of 6,250,000 shares of Class A common stock and our sale of 331,481 shares of Class A common stock in the over-allotment at the initial public offering price of $17.50 per share, after deducting the underwriting discounts, commissions and estimated offering expenses payable by us of $9.6 million.

The “Pro Forma Adjustments for the Offering,” as shown in our combined balance sheet data, also give further effect to the application of the net proceeds from the offering to repay outstanding borrowings under our credit facility of $70.1 million as of September 28, 2004, of which $8.0 million was a short term bank revolver. An adjustment to interest expense of $555,000, $1.6 million, $501,000 and $2.2 million for the 13 and 39 weeks ended September 28, 2004 and September 30, 2003, respectively, is reflected in the “Pro Forma Adjustments for The Offering” in our combined statements of income. The adjustments were calculated by identifying the interest expense for Q3 2004, 2004 YTD, Q3 2003 and 2003 YTD associated with the $70.1 million of outstanding borrowings to be repaid from the offering proceeds. The credit facility referred to above was completed in July 2003. The interest adjustment for Q3 2003 and 2003 YTD includes interest expense on the debt refinanced under the credit facility of $1.8 million for the period from January 1, 2003 through July 15, 2003, as well as interest expense on the credit facility of approximately $363,000 for the period from July 16, 2003 through September 30, 2003.

Additionally, a portion of the net proceeds will be used to fund declared, but unpaid distributions of approximately $34.2 million to equity holders of Texas Roadhouse Holdings LLC relating to its net income for periods through September 28, 2004. The 1,252,816 shares of Class A common stock which represent the number of shares the proceeds from the issuance of which would have been necessary to pay these distributions are not included in the pro forma share and net income per share data reflected in “Pro Forma As Further Adjusted For The Offering” in our combined statements of income for any periods presented.

The diluted pro forma share and net income per share data reflected in “Pro Forma As Further Adjusted for the Offering” in our combined statements of income for Q3 2004, 2004 YTD, Q3 2003 and 2003 YTD reflect the dilutive shares based upon the initial public offering price of $17.50 per share.

The following table summarizes the allocation of the net proceeds from the offering ($ in thousands) on a pro forma basis as of September 28, 2004 and our anticipated allocation of such net proceeds at October 8, 2004, the time of the closing of the offering:

	Pro Forma Allocation as of September 28, 2004	Anticipated Allocation as of Closing of the Offering
Proceeds from issuance and sale of 6,250,000 shares of Class A common stock	$109,375	$109,375
Proceeds from issuance and sale of 331,481 shares of Class A common stock in over-allotment	5,801	5,801
Less underwriting discounts, commissions and estimated offering expenses	9,562	9,562
Less reserve for distributions to equity holders of Texas Roadhouse Holdings LLC as of September 28, 2004	34,195	34,195
Less reserve for anticipated distributions to equity holders of Texas Roadhouse Holdings LLC from September 29, 2004 to October 8, 2004	—	500
Less repayment of outstanding borrowings under our credit facility, including accrued interest	70,100	68,866

Remaining net proceeds from the offering	$1,319	$2,053

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. Factors that could, individually or in the aggregate, contribute to these differences include, but are not limited to, those set forth in the section “Risk Factors” in our Registration Statement (SEC File No. 333-115259) relating to our initial public offering and the following:

•                                          our ability to raise capital in the future;

•                                          our ability to successfully execute our growth strategy;

•                                          the continued service of key management personnel;

•                                          health concerns about our food products;

•                                          our ability to attract, motivate and retain qualified employees;

•                                          the impact of federal, state or local government regulations relating to our employees or the sale of food and alcoholic beverages;

•                                          the impact of litigation;

•                                          the cost of our principal food products;

•                                          labor shortages or increased labor costs;

•                                          changes in consumer preferences and demographic trends;

•                                          increasing competition in the casual dining segment of the restaurant industry;

•                                          our ability to successfully expand into new markets;

•                                          the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;

•                                          negative publicity regarding food safety and health concerns;

•                                          our franchisees’ adherence to our practices, policies and procedures;

•                                          potential fluctuation in our quarterly operating results due to seasonality and other factors;

•                                          supply and delivery shortages or interruptions;

•                                          inadequate protection of our intellectual property;

•                                          volatility of actuarially determined insurance losses and loss estimates;

•                                          adoption of new, or changes in existing, accounting policies and practices;

•                                          adverse weather conditions which impact guest traffic at our restaurants; and

•                                          adverse economic conditions.

The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At September 28, 2004, outstanding borrowings under our revolving lines of credit bear interest at approximately 150 to 275 basis points (depending on our leverage ratios) over the 30, 60, 90 or 180 day London Interbank Offered Rate. The weighted average effective interest rate on the $70.1 million outstanding balance under these lines at September 28, 2004 was 4.03%. Our various other notes payable totaling $14.7 million at September 28, 2004 had interest rates ranging from 4.2% to 10.8%. Our total weighted average effective interest rate for 2004 YTD was 5.13%.

In 2003, we entered into a fixed rate swap agreement for $31.2 million of the outstanding debt under our credit facility to limit the variability of a portion of our interest payments. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. In addition, approximately $9.2 million of the $13.6 million outstanding of notes payable are fixed rate notes. Hence, at September, 2004, approximately $28.5 million of our total debt outstanding was floating or variable. Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by approximately $285,000.

In connection with our reorganization and initial public offering on October 8, 2004 we paid down a substantial portion of our outstanding debt including all of our existing revolving line of credit; hence, our immediate market risk to changes in interest rates on debt has been significantly reduced. Additionally, as of the date of this filing, we have not borrowed against our new line of credit and  the balance of our existing variable rate debt which is comprised of other notes payable was approximately $4.0 million. A one percentage point increase in interest rates would increase the annual interest expense related to this debt by approximately $40,000.

Should we begin to borrow against our new credit facility, our market risk from changes in interest rates on debt would increase. Borrowings on our new facility bear interest at approximately 75 to 150 basis points (depending on our leverage ratios) over the 30, 60, 90 or 180 day London Interbank Offered Rate.

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and cheese and we are subject to prevailing market conditions when purchasing those types of commodities. For commodities that are purchased under fixed price contracts, the prices are based on prevailing market prices at the time the contract is entered into and do not fluctuate during the contract period. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or, if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

We are subject to business risk as our beef supply is highly dependent upon four vendors. We currently purchase most of our beef from one of the largest beef suppliers in the country. If this vendor was unable to fulfill its obligations under its contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

ITEM 4. CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.  There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases , which arise in the ordinary course of business and are generally covered by insurance.  In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or result of operations and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We registered 10,474,669 shares of our Class A common stock in connection with our initial public offering under the Securities Act. The Securities and Exchange Commission declared our Registration Statement on Form S-1, as amended (Reg. No. 333-115259), for such initial public offering effective on October 4, 2004. The offering commenced as of such date, and did not terminate before any securities were sold.  As of the date of the filing of this report, the offering has terminated and all 10,474,669 shares of Class A common stock that we registered were sold, including 1,366,261 shares that were subject to an over-allotment option.  The representatives of the underwriters of the offering were Banc of America Securities LLC, Wachovia Capital Markets, LLC, RBC Capital Markets Corporation and SG Cowen & Co., LLC.

All 10,474,669 shares of our Class A common stock registered in the offering were sold at the initial public offering price per share of $17.50. The aggregate purchase price of the offering was $183.3 million. 6,581,481 shares of Class A common stock were sold for an aggregate purchase price of $115.2 million for the benefit of the Company and 3,893,188 shares of Class A common stock were sold for the accounts of selling stockholders.

The estimated net offering proceeds to us after deducting total expenses will be approximately $105.6 million. The Company expects to incur total expenses in connection with the offering of $9.6 million, which consists of:

•      approximately $1.2 million in legal, accounting and printing fees;

•      $8.1 million in underwriters’ discounts, fees and commissions for those shares sold by the Company; and

•      approximately $300,000 in miscellaneous expenses.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We completed our initial public offering on October 8, 2004.  On that date, the Company used $68.9 million of the net proceeds to repay outstanding borrowings under our credit facility, including accrued interest thereon.

Given that our initial public offering commenced after the reporting period covered by this Form 10-Q, and that the proceeds were also not received until after the end of such period, there are no uses of net proceeds during the reporting period to report in accordance with the Form 10-Q requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1

Credit Agreement dated as of October 8, 2004, among Texas Roadhouse, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and National City Bank of Kentucky, as Syndication Agent.

10.2	Employment Agreement between Registrant and G.J. Hart.
10.3	Employment Agreement between Registrant and Scott M. Colosi
10.4	Employment Agreement between Registrant and Steven L. Ortiz.
10.5	Employment Agreement between Registrant and W. Kent Taylor.
10.6	Employment Agreement between Registrant and Sheila C. Brown.
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: November 18, 2004	By:	/s/ G.J. Hart
G.J. Hart
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2004	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(Principal Financial Officer)