Form 10-Q
period 2005-03-29
Texas Roadhouse, Inc.
filed 2005-05-13
CIK 1289460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50972

Texas Roadhouse, Inc.

(Exact name of registrant specified in its charter)

Delaware	20-1083890
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares of Class A and Class B Common Stock outstanding were 31,162,371 and 2,632,688, respectively, on May 6, 2005.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 29, 2005	December 28, 2004
Assets
Current assets:
Cash and cash equivalents	$41,971	$46,235
Receivables, net of allowance for doubtful accounts of $24	7,139	6,139
Inventories	5,732	5,169
Prepaid expenses	1,973	2,652
Deferred tax asset	1,308	1,308
Other current assets	128	144
Total current assets	58,251	61,647
Property and equipment, net	170,586	162,991
Goodwill	50,753	50,753
Other assets	1,242	1,272
Total assets	$280,832	$276,663

Liabilities and Stockholders’ Equity
Current liabilities:
Distributions payable	$31,176	$31,176
Current maturities of long-term debt	551	525
Current maturities of obligations under capital leases	198	198
Accounts payable	9,729	12,093
Deferred revenue – gift certificates	8,111	14,676
Accrued wages	4,358	7,285
Accrued taxes and licenses	9,972	4,818
Other accrued liabilities	2,649	2,361
Total current liabilities	66,744	73,132
Long-term debt, excluding current maturities	12,579	12,760
Obligations under capital leases, excluding current maturities	735	771
Stock option deposits	2,804	2,617
Deferred rent	3,959	3,781
Deferred tax liability	5,909	5,909
Other liabilities	4,250	3,783
Total liabilities	96,980	102,753
Minority interest in consolidated subsidiaries	704	699
Stockholders’ equity
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares outstanding or issued)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 31,122,302 and 30,928,340 shares issued and outstanding at March 29, 2005 and December 28, 2004, respectively)	31	31
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 2,632,688 shares issued and outstanding)	3	3
Additional paid in capital	174,722	173,654
Retained earnings (loss)	8,374	(584)
Accumulated other comprehensive gain	18	107
Total stockholders’ equity	183,148	173,211
Total liabilities and stockholders’ equity	$280,832	$276,663

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

	13 Weeks Ended
	March 29, 2005	March 30, 2004
Revenue:
Restaurant sales	$108,607	$81,893
Franchise royalties and fees	2,460	2,005

Total revenue	111,067	83,898

Costs and expenses:
Restaurant operating costs:
Cost of sales	38,034	28,173
Labor	29,243	22,275
Rent	2,037	1,623
Other operating	17,383	13,334
Pre-opening	1,035	896
Depreciation and amortization	3,248	2,349
General and administrative	6,310	4,569

Total costs and expenses	97,290	73,219

Income from operations	13,777	10,679

Interest (income) expense, net	(43)	1,027
Minority interest	27	1,959
Equity income from investments in unconsolidated affiliates	52	44

Income before taxes	$13,845	$7,737
Provision for income taxes	4,887	—
Net income	$8,958	$7,737

		Pro forma

Historical net income		$7,737
Pro forma provision for income taxes		2,731

Net income adjusted for pro forma provision for income taxes		$5,006

Net income per common share:
Basic	$0.27	$0.21

Diluted	$0.25	$0.19

Weighted average shares outstanding:
Basic	33,674	23,727

Diluted	36,350	25,735

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	13 Weeks Ended
	March 29, 2005	March 30, 2004
Cash flows from operating activities:
Net income	$8,958	$7,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,248	2,349
Loss on disposal of assets	—	47
Noncash compensation expense	—	316
Minority interest	27	1,959
Equity income from investments in unconsolidated affiliates	(52)	(44)
Distributions received from investments in unconsolidated affiliates	59	36
Gain on derivative	(73)	—
Changes in operating working capital:
Receivables	(1,000)	3,630
Inventories	(563)	(107)
Prepaid expenses and other current assets	679	(1,216)
Other assets	23	56
Accounts payable	(2,364)	2,966
Deferred revenue—gift certificates	(6,565)	(3,957)
Accrued wages	(2,927)	(1,892)
Accrued taxes and licenses	5,154	(231)
Accrued other liabilities	288	180
Deferred rent	178	70
Other liabilities	467	279

Net cash provided by operating activities	5,537	12,178

Cash flows from investing activities:
Capital expenditures—property and equipment	(10,843)	(8,608)
Proceeds from sale of property and equipment	—	2

Net cash used in investing activities	(10,843)	(8,606)

Cash flows from financing activities:
Proceeds from short term bank revolver	—	3,500
Proceeds from issuance of long-term debt	—	4,075
Proceeds from minority interest contributions and other	70	—
Repayment of stock option deposits	(25)	(100)
Proceeds from stock option deposits	343	180
Principal payments on long-term debt	(155)	(3,606)
Principal payments on capital lease obligations	(36)	(48)
Proceeds from exercise of stock options	941	520
Payment of initial public offering expenses	(41)	—
Distributions to minority interest holders	(55)	(1,907)
Distributions to members	—	(4,224)

Net cash provided by (used in) financing activities	1,042	(1,610)

Net (decrease) increase in cash	(4,264)	1,962
Cash and cash equivalents—beginning of period	46,235	5,728
Cash and cash equivalents—end of period	$41,971	$7,690

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$212	$1,047
Income taxes	$363	$—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular amounts in thousands, except per share data)

(1)              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”), its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), and Texas Roadhouse Management Corp., for the 13 weeks ended March 29, 2005 and March 30, 2004.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other license and franchise restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Texas Roadhouse Management Corp. provides management services to Holdings, TRDC and certain franchise and license restaurants.

Prior to October 8, 2004, the condensed consolidated financial statements included the accounts of Holdings and its wholly-owned and majority-owned subsidiaries, TRDC, WKT Restaurant Corp. (“WKT”), and Texas Roadhouse Management Corp. and six license and three franchise restaurants, all of which were under common control by one controlling shareholder.  The controlling shareholder had the unilateral ability to implement major operating and financial policies for the entities.  On October 8, 2004, Holdings and its wholly-owned and majority-owned subsidiaries completed a reorganization and initial public offering.  In connection with the reorganization and public offering, Holdings became a subsidiary of the Company.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and obligations related to workers’ compensation, general liability and property insurance. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows of the Company for such periods.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 week period ended March 29, 2005 are not necessarily indicative of the results that may be expected for the year ending December 27, 2005.  The financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 28, 2004.

(2)              Stock-Based Employee Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	13 Weeks Ended
	March 29, 2005	March 30, 2004
Net income, 2004 as adjusted for pro forma provisions for income taxes	$8,958	$5,006
Deduct total stock-based-employee compensation expense determined under fair-value-based method for all awards, net of taxes	(658)	(112)

Pro forma net income	$8,300	$4,894

Earnings per share:
Basic – as reported	$0.27	$0.21
Basic – pro forma	$0.25	$0.21
Diluted – as reported	$0.25	$0.19
Diluted – pro forma	$0.23	$0.19

(3)              Long-term Debt

Long-term debt consisted of the following:

	March 29, 2005	December 28, 2004
Installment loans, due 2005-2026	$7,130	$7,285
Revolver, due October 2009	6,000	6,000
	13,130	13,285
Less current maturities	551	525
	$12,579	$12,760

In October 2004, the Company completed a $150 million five-year revolving credit facility which replaced a credit facility dated July 2003.  The terms of this credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50%, plus a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases, depending on the Company’s leverage ratio.  The facility prohibits us from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3.0 million, unsecured debt up to $500,000 and up to $20.0 million of debt incurred by majority-owned companies formed to open new restaurants. The facility also prohibits the declaration or payment of cash dividends on our stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of our stock. Additionally, the lenders' obligations to extend credit under the facility depends upon maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The lenders' obligation to extend credit under the new facility will depend upon compliance with these covenants. The credit facility is secured by a pledge of our ownership interests in all subsidiaries. The weighted average interest rate for the revolver at March 29, 2005 was 3.06%.  At March 29, 2005, the Company had $6.0 million of borrowings outstanding under our credit facility and $141.7 million of availability net of $2.3 million of outstanding letters of credit.  In addition, the Company had various other notes payable totaling $7.1 million with interest rates ranging from 5.50% to 10.80%.  Each of these notes related to the financing of specific restaurants.  Our total weighted average effective interest rate at March 29, 2005 was 6.39%.

(4)              Recently Issued Financial Accounting Standards

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, (“EITF No. 04-1”). EITF No. 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF No. 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF No. 04-1 requires that a settlement gain or loss should be measured as the lesser of a) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or b) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

EITF No. 04-1 was effective prospectively for business combinations consummated after October 13, 2004. EITF No. 04-1 will apply to acquisitions of restaurants the Company may make from our franchisees or licensees. The Company currently attempts to have our franchisees or licensees enter into standard franchise or license agreements when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms that differ from the Company’s current standard agreements. If in the future the Company were to acquire a franchisee or licensee with such an existing agreement, we would be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses the Company might record is dependent upon which franchisees or licensees the Company might acquire and when they are acquired. Accordingly, any impact cannot be currently determined.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, supercedes APB No. 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. The provisions of SFAS No. 123R are similar to those of SFAS No. 123, however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of the awards that actually vest.

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

On April 15, 2005, the SEC announced the deferral of the effective date of SFAS No. 123R for calendar year companies until the beginning of the first fiscal year beginning after June 15, 2005 (the year beginning December 28, 2005 for the Company).  The Company is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use, the timing of adoption and the impact any change in valuation models might have.

(5)              Commitments and Contingencies

The estimated cost of completing capital project commitments at March 29, 2005 and March 30, 2004 was approximately $23.2 million and $19.3 million, respectively.

The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA and Longmont, CO before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchisees, but remains contingently liable if a franchisee defaults under the terms of a lease.  The Longmont lease was assigned in October 2003 and expires in May 2014, while the Everett lease was assigned in September 2002 and expires in February 2018. As the fair value of the guarantees was not considered significant, no liability was recorded.

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

(6)              Noncash Compensation Expense

Prior to October 8, 2004, some of the Company’s executive officers earned compensation at rates significantly below market levels, and the Company paid no salary or bonus compensation to W. Kent Taylor, the Company’s founder and chairman. General and administrative expense for the 13 weeks ended March 30, 2004 includes an adjustment of $0.3 million to record the difference between the actual salary and bonus compensation paid to these officers and the Company’s estimate of the fair market value, based on industry analysis and competitive benchmarking, of the services rendered by these officers.

(7)              Stock Split

On September 20, 2004, the Company declared a 1.1875-for-one stock split of the Company’s Class A and Class B common stock to stockholders of record immediately prior to the offering. All share and per share information included in the accompanying condensed consolidated financial statements for all periods presented have been adjusted to retroactively reflect the stock split.

(8)              Related Party Transactions

Prior to October 8, 2004, W. Kent Taylor owned a substantial interest in Buffalo Construction, Inc., a restaurant construction business which provides services to the Company and other restaurant companies. The Company paid Buffalo Construction, Inc. amounts totaling $5.3 million for the 13 weeks ended March 30, 2004.  In October 2004, W. Kent Taylor sold his interest in Buffalo Construction, Inc.  Mr. Taylor received a promissory note in the amount of $1.5 million from the purchaser of Buffalo Construction, Inc. in partial consideration of the purchase.

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease is for 15 years and will terminate in November 2014. The lease can be renewed for two additional periods of five years each. Rent is approximately $16,000 per month and will increase by 5% on each of the 6th and 11th anniversary dates of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $51,000 and $47,000 for the 13 weeks ended March 29, 2005 and March 30, 2004, respectively.

The Elizabethtown, Kentucky restaurant is currently leased from an entity owned by W. Kent Taylor and three other stockholders. The lease is for 10 years and will terminate on March 31, 2007. The lease can be renewed for three additional periods of five years each. Rent throughout the term is approximately $12,000 per month. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent. Rent expense for this restaurant was approximately $37,000 and $35,000 in the 13 weeks ended March 29, 2005 and March 30, 2004, respectively.

The Company has 13 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company. These 13 entities paid the Company fees of approximately $0.5 million during the 13 weeks ended March 29, 2005 and March 30, 2004.  These entities are not consolidated in the Company’s results.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart reports to W. Kent Taylor who conducts her performance reviews and determines her compensation.

WKT, which was owned by W. Kent Taylor, received royalties of approximately $0.8 million for the 13 weeks ended March 29, 2004 that it was entitled to receive as consideration for its contribution of the Texas Roadhouse operating system and concept to Holdings.  In May 2004, WKT merged into and with the Company.  After the completion of the initial public offering, the Company no longer receives such royalties.

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

(9)              Pro forma Adjustments

In connection with the reorganization as a “C” corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated combined effective income tax rate of 35.3% for the 13 weeks ended March 30, 2004 and included in the accompanying pro forma provision for income tax.

(10)       Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted average stock options outstanding from the Company’s stock option plan. The 2004 net income per share data reflects a pro forma income tax provision.

	13 Weeks Ended
	March 29, 2005	March 30, 2004
Net income, 2004 as adjusted for pro forma income taxes	$8,958	$5,006

Basic EPS:
Weighted-average common shares outstanding	33,674	23,727

Basic EPS	$0.27	$0.21

Diluted EPS:
Weighted-average common shares outstanding	33,674	23,727
Dilutive effect of stock options	2,676	2,008
Shares – diluted	36,350	25,735

Diluted EPS	$0.25	$0.19

For the quarters ended March 29, 2005 and March 30, 2004, all unexercised stock options were included in the computation of diluted EPS because their exercise prices were less than the average market price of our common stock during the quarter.  The Company issued 142,306 stock options at $28.50 per share during the quarter.

(11)       Other Comprehensive Income

For the thirteen weeks ended March 29, 2005 and March 30, 2004, the Company had an unrealized gain (loss) of $0.1 million and $(0.3) million, respectively, on a derivative instrument.  This derivative instrument was terminated in April 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 29, 2005, 198 Texas Roadhouse restaurants were operating in 36 states, including:

•                                          111 “company restaurants,” of which 108 were wholly-owned and three were majority-owned.  The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

•                                          87 “franchise restaurants,” of which 83 were franchise restaurants and four were license restaurants. We have a 10.0% ownership interest in two franchise restaurants, a 5.0% ownership interest in ten franchise restaurants, and a 1.0% ownership in one franchise restaurant. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to twelve franchise restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in the three majority-owned company restaurants and (ii) 60 of the franchise restaurants.

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

Throughout this report, the 13 weeks ended March 29, 2005 and March 30, 2004 are referred to as Q1 2005 and Q1 2004, respectively.

Corporate Reorganization and Initial Public Offering

In connection with our reorganization and initial public offering on October 8, 2004 we:

•     Became a “C” corporation through the combination of our operations into a new holding company, Texas Roadhouse, Inc.;

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

•                  Issued and sold 6,581,481 new shares at $17.50 per share, raising approximately $105.1 million after underwriting discounts and transactions costs;

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

The reorganization has impacted our financial position and results of operations as follows:

•                  First, unlike Texas Roadhouse Holdings LLC, Texas Roadhouse, Inc., as a “C” corporation, is subject to state and federal income tax;

•                  Second, upon becoming a “C” corporation, we recorded a cumulative net deferred tax liability and a corresponding charge to our provision for income taxes of approximately $5.0 million; and,

•                  Third, as a result of acquiring all of the remaining interests in our majority-owned or controlled restaurants and Texas Roadhouse Development Corporation, all but three of our company restaurants are wholly-owned by us. The provision for the minority interest related to the acquired entities has been eliminated from our financial statements.

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

Restaurant Rent Expense.    Restaurant rent expense includes all rent associated with the leasing of real estate and includes base, percentage and straight-line rent.

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

Interest (Income) Expense, Net.    Interest expense includes the cost of our debt obligations including the amortization of loan fees and any interest income earned. Interest income includes earnings on cash and cash equivalents.

Minority Interest.    Our consolidated subsidiaries at March 29, 2005 included 3 majority-owned or controlled restaurants.  Our consolidated subsidiaries at March 30, 2004 included 31 majority-owned or controlled restaurants and Texas Roadhouse Development Corporation. Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants and Texas Roadhouse Development Corporation.

Equity Income from Unconsolidated Affiliates.    We own a 10.0% equity interest in two franchise restaurants, a 5.0% interest in ten franchise restaurants, and a 1.0% equity interest in one franchise restaurant, all of which were open and operating at March 29, 2005. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended
	March 29, 2005		March 30, 2004
($ in thousands)	$	%	$	%

Revenue:
Restaurant sales	108,607	97.8	81,893	97.6
Franchise royalties and fees	2,460	2.2	2,005	2.4

Total revenue	111,067	100.0	83,898	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	38,034	35.0	28,173	34.4
Labor	29,243	26.9	22,275	27.2
Rent	2,037	1.9	1,623	2.0
Other operating	17,383	16.0	13,334	16.3
(As a percentage of total revenue)
Pre-opening	1,035	0.9	896	1.1
Depreciation and amortization	3,248	2.9	2,349	2.8
General and administrative	6,310	5.7	4,569	5.4

Total costs and expenses	97,290	87.6	73,219	87.2
Income from operations	13,777	12.4	10,679	12.7
Interest (income) expense, net	(43)	NM	1,027	1.2
Minority interest	27	NM	1,959	2.3
Equity income from investments in unconsolidated affiliates	52	NM	44	0.1

Income before taxes	13,845	12.4	7,737	9.2
Provision for income taxes	4,887	4.4	—	—
Net income	8,958	8.0	7,737	9.2

NM - Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 28, 2004	107	86	193
Openings	4	1	5
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at March 29, 2005	111	87	198

Q1 2005  (13 weeks) Compared to Q1 2004 (13 weeks)

Restaurant Sales.    Restaurant sales increased by 32.6% in Q1 2005 as compared to Q1 2004. This increase was primarily attributable to the opening of new restaurants and comparable restaurant sales growth. The following table summarizes additional factors that influenced the changes in restaurant sales at company restaurants.

	Q1 2005	Q1 2004
Company Restaurants
Store weeks	1,408	1,132
Comparable restaurant sales growth	6.7%	10.4%
Average unit volume (in thousands)	$993	$930

Franchise Royalties and Fees.    Franchise royalties and fees increased by $0.5 million, or by 22.7%, from Q1 2004 to Q1 2005. This increase was primarily attributable to the opening of new franchise restaurants and comparable restaurant sales growth.

Restaurant Cost of Sales.    Restaurant cost of sales increased as a percentage of restaurant sales to 35.0% in Q1 2005 from 34.4% in Q1 2004. This increase was primarily due to the higher cost of pork ribs and was partially offset by menu price increases of approximately 2%, which were fully implemented in November 2004.

Restaurant Labor Expenses.    Restaurant labor expenses, as a percentage of restaurant sales, decreased to 26.9% in Q1 2005 from 27.2% in Q1 2004. The percentage of sales benefit generated from comparable restaurant sales growth more than offset modest wage rate inflation.

Restaurant Rent Expense.    Restaurant rent expense, as a percentage of restaurant sales, remained relatively unchanged at 1.9% in Q1 2005 from 2.0% Q1 2004.  The Q1 2005 increase in deferred rent due to the impact of our fourth quarter correction of our lease accounting practices was offset by the percentage of sales benefit generated from comparable restaurant sales growth.

Restaurant Other Operating Expenses.    Restaurant operating expenses, as a percentage of restaurant sales, decreased to 16.0% in Q1 2005 as compared to 16.3% in Q1 2004.  As a percentage of restaurant sales, higher store-level bonuses were offset by decreases in property taxes, gift card fees and other expenses.

Restaurant Pre-opening Expenses.    Pre-opening expenses increased in Q1 2005 to $1.0 million from $0.9 million in Q1 2004. These increases were due to opening additional restaurants in 2005 as compared to 2004.

Depreciation and Amortization Expense.    D&A, as a percentage of revenue, increased to 2.9% in Q1 2005 as compared to 2.8% in Q1 2004.   Increases related to capital spending on new restaurants was partially offset by the percentage of sales benefit generated from comparable restaurant sales growth.

General and Administrative Expenses.    G&A, as a percentage of revenue, increased to 5.7% in Q1 2005 from 5.4% in Q1 2004.  This increase was primarily due to public company costs which did not exist in Q1 2004.

Interest (Income) Expense, Net.    Interest (income) expense decreased to $(43,000) in Q1 2005 from $1.0 million in Q1 2004.  Interest (income) expense in Q1 2005 included interest income of $0.2 million earned on proceeds from our initial public offering and $0.1 million gain recognized on the ineffective portion of our interest rate swap.  Excluding this income, interest expense decreased by approximately $0.8 million from Q1 2004 to Q1 2005 due to a significant reduction in long term debt.

Minority Interest.    The minority interest deducted from income in Q1 2005 decreased to $27,000 from $2.0 million in Q1 2004. This decrease was due to the acquisition of 31 restaurants in connection with the closing of our corporate reorganization and initial public offering on October 8, 2004.   Subsequent to October 8, 2004, minority interest includes three majority-owned restaurants.

Equity Income from Unconsolidated Affiliates.    Equity income from unconsolidated affiliates increased from $44,000 in Q1 2004 to $52,000 in Q1 2005 due to increases in our share of net income earned by our unconsolidated affiliates.

Income Tax Expense.   Until October 8, 2004, we operated as a limited liability company and, as such, were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf and there is no provision for taxes prior to October 8, 2004 in our condensed consolidated financial statements.

In connection with the closing of our corporate reorganization and initial public offering, we became a “C” corporation subject to federal and state income taxes.  Our effective tax rate for Q1 2005 is 35.3%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
	March 29, 2005	March 30, 2004

Net cash provided by operating activities	$5,537	$12,178
Net cash used in investing activities	(10,843)	(8,606)
Net cash provided by (used in) financing activities	1,042	(1,610)

Net (decrease) increase in cash	$(4,264)	$1,962

Net cash provided by operating activities was $5.5 million compared to $12.2 million in 2004.  The decrease was driven primarily by lower gift card liability in 2005 due to higher gift card sales in Q4 2004 followed by higher redemptions in Q1 2005 and changes in working capital offset by an increase in net income.

Net cash used in investing activities was $10.8 million compared to $8.6 million in 2004.  The increase was primarily due to an increase in capital spending associated with new restaurant construction.

Net cash provided by (used in) financing activities was $1.0 million as compared to $(2.0) million in 2004.  The increase is primarily due to lower distributions to minority interest holders and members.  Additionally, 2004 included net proceeds from short-term and long-term debt of $4.0 million.

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

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 29, 2005, there were 55 restaurants developed on land which we owned.

We have also required cash to pay distributions to our equity holders. Our predecessor companies paid aggregate distributions to their equity holders for the 13 weeks ended March 30, 2004 of $6.1 million. In April 2005, we made a distribution of approximately $31.2 million to members of our predecessor company, Texas Roadhouse Holdings LLC, in redemption of its preferred shares related to its income for periods through October 8, 2004.  This distribution is shown on the accompanying condensed consolidated balance sheet as distributions payable.

We intend to retain our future earnings, if any, to finance the future development and operation of our business. Accordingly, we do not anticipate paying any dividends on our common stock in the foreseeable future.

In 2005 and 2004, we used cash on hand, borrowings under our credit facility and net cash provided by operating activities to fund capital expenditures and distributions.

On October 8, 2004, we entered into a new $150.0 million, five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N. A., Banc of America Securities LLC and National City Bank of Kentucky. The new facility replaced Texas Roadhouse Holdings LLC previous credit facility. The terms of the new facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50% and to pay a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases depending on our leverage ratio. The facility prohibits us from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3.0 million, unsecured debt up to $500,000 and up to $20.0 million of debt incurred by majority-owned companies formed to open new restaurants.  The facility also prohibits the declaration or payment of cash dividends on our stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of our stock.  Additionally, the lenders’ obligations to extend credit under the facility depends upon maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The lenders’ obligation to extend credit under the new facility will depend upon compliance with these covenants. The credit facility is secured by a pledge of our ownership interests in all subsidiaries.  At March 29, 2005, we had $6.0 million of borrowings outstanding under our credit facility and $141.7 million of availability net of $2.3 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $7.1 million with interest rates ranging from 5.50% to 10.80%.  Each of these notes related to the financing of specific restaurants.  Our total weighted average effective interest rate at March 29, 2005 was 6.39%.

In 2003, we entered into a fixed rate swap agreement for $31.2 million of the outstanding debt under our credit facility to limit the variability of a portion of our interest payments. This swap changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this interest rate swap, we received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of March 29, 2005, approximately $18,000 of unrealized gain on the swap was recorded in accumulated other comprehensive income.  As of March 30, 2004, approximately $0.3 million of unrealized loss on the swap was recorded in accumulated other comprehensive income.  This swap was terminated in April 2005.

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

Guarantees

We entered into real estate lease agreements for franchise restaurants located in Everett, MA and Longmont, CO prior to our granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but we remain contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease expires in May 2014 and the Everett lease expires in February 2018.  As the fair value of the guarantees was not considered significant, no liability has been recorded.

Recently Adopted Accounting Pronouncements

See Note 4 in the accompanying condensed consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. Factors that could, individually or in the aggregate, contribute to these differences include, but are not limited to, those set forth in the section ”Risk Factors” in our Registration Statement (SEC File No. 333-115259) relating to our initial public offering and the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At March 29, 2005, outstanding borrowings under our revolving line of credit bear interest at approximately 75 to 150 basis points (depending on our leverage ratios) over the London Interbank Offered Rate. The weighted average effective interest rate on the $6.0 million outstanding balance under this line at March 29, 2005 was 3.06%. Our various other notes payable totaling $7.1 million at March 29, 2005 had fixed interest rates ranging from 5.50% to 10.80%.  Should interest rates based on these borrowing increase by one percentage point, the increase in our estimated annual interest expense would result in a decrease of approximately $0.1 million in pre-tax income.

 In 2003, we entered into a fixed rate swap agreement to limit the variability of a portion of our interest payments. This fixed rate swap agreement was terminated in April 2005.  This swap changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, we received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 29, 2005.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or food quality, health or operational concerns.  None of these types of litigation, most of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not party to any litigation that we believe would have a material adverse effect on our business.

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

•                                          $8.1 million in underwriters’ discounts fees and commissions for those shares sold by us; and

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

•                                          $31.2 million was used to fund payments to equity holders of our predecessor company, Texas Roadhouse Holdings LLC, in redemption of its preferred shares related to its income for periods prior to October 8, 2004, and to fund working capital.

Of the $3.4 million of payments we made in 2004 and $31.2 million payment made in April 2005, our executive officers, directors and 10% stockholders, including affiliates, received the amounts set forth below (in thousands):

Name	2004 Payment	2005 Payment

W. Kent Taylor (Chairman of the Company, Director)	$1,765	$17,378
G.J. Hart (President, Chief Executive Officer)	22	213
Steven L. Ortiz (Chief Operating Officer)	12	29
Sheila C. Brown (General Counsel, Corporate Secretary)	1	2
Martin T. Hart (Director)	8	81

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

TEXAS ROADHOUSE, INC.

Date: May 12, 2005	By:	/s/ G.J. Hart
G.J. Hart
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2005	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(Principal Financial Officer)