Form 10-Q
period 2005-06-28
Texas Roadhouse, Inc.
filed 2005-08-10
CIK 1289460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2005

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

The number of shares of Class A and Class B common stock outstanding were 32,070,402 and 2,632,688, respectively, on August 5, 2005.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 28, 2005	December 28, 2004
Assets
Current assets:
Cash and cash equivalents	$9,481	$46,235
Receivables, net of allowance for doubtful accounts of $24	6,835	6,139
Inventories	5,687	5,169
Prepaid expenses	1,413	2,652
Deferred tax asset	600	499
Other current assets	1,268	144
Total current assets	25,284	60,838
Property and equipment, net	181,238	162,991
Goodwill	50,753	50,753
Other assets	1,292	1,272
Total assets	$258,567	$275,854

Liabilities and Stockholders’ Equity
Current liabilities:
Distributions payable	$—	$31,176
Current maturities of long-term debt	476	525
Current maturities of obligations under capital leases	198	198
Accounts payable	11,519	12,093
Deferred revenue – gift certificates	7,049	14,676
Accrued wages	7,938	7,285
Income taxes payable	5,287	544
Accrued taxes and licenses	1,564	4,275
Other accrued liabilities	4,487	3,647
Total current liabilities	38,518	74,419
Long-term debt, excluding current maturities	10,511	12,760
Obligations under capital leases, excluding current maturities	699	771
Stock option deposits	2,885	2,617
Deferred rent	4,115	3,781
Deferred tax liability	5,150	5,100
Other liabilities	2,812	2,496
Total liabilities	64,690	101,944
Minority interest in consolidated subsidiaries	678	699
Stockholders’ equity
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares outstanding or issued)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 31,679,481 and 30,928,340 shares issued and outstanding at June 28, 2005 and December 28, 2004, respectively)	32	31
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 2,632,688 shares issued and outstanding)	3	3
Additional paid in capital	176,800	173,654
Retained earnings (loss)	16,364	(584)
Accumulated other comprehensive gain	—	107
Total stockholders’ equity	193,199	173,211
Total liabilities and stockholders’ equity	$258,567	$275,854

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2005	June 29, 2004	June 28, 2005	June 29, 2004
Revenue:
Restaurant sales	$113,108	$87,782	$221,715	$169,675
Franchise royalties and fees	2,649	2,137	5,109	4,142

Total revenue	115,757	89,919	226,824	173,817

Costs and expenses:
Restaurant operating costs:
Cost of sales	39,906	30,806	77,940	58,979
Labor	30,473	24,303	59,716	46,578
Rent	2,089	1,730	4,126	3,353
Other operating	18,109	14,121	35,492	27,455
Pre-opening	1,135	1,250	2,170	2,146
Depreciation and amortization	3,475	2,567	6,723	4,916
General and administrative	7,886	5,853	14,196	10,422

Total costs and expenses	103,073	80,630	200,363	153,849

Income from operations	12,684	9,289	26,461	19,968

Interest expense, net	112	1,012	69	2,039
Minority interest	194	1,898	221	3,857
Equity (loss) income from investments in unconsolidated affiliates	(30)	26	22	70

Income before taxes	12,348	6,405	26,193	14,142
Provision for income taxes	4,358	—	9,245	—
Net income	$7,990	$6,405	$16,948	$14,142

		Pro forma		Pro forma
Historical net income		$6,405		$14,142
Pro forma provision for income taxes		2,258		4,989

Net income adjusted for pro forma provision for income taxes		$4,147		$9,153

Net income per common share:
Basic	$0.24	$0.17	$0.50	$0.39

Diluted	$0.22	$0.16	$0.47	$0.36

Weighted average shares outstanding:
Basic	33,855	23,788	33,760	23,757

Diluted	36,314	25,796	36,198	25,765

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	26 Weeks Ended
	June 28, 2005	June 29, 2004
Cash flows from operating activities:
Net income	$16,948	$14,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,723	4,916
Loss on disposal of assets	107	72
Noncash compensation expense	—	632
Minority interest	221	3,857
Equity income from investments in unconsolidated affiliates	(22)	(70)
Distributions received from investments in unconsolidated affiliates	139	71
Provision for doubtful accounts	—	5
Changes in operating working capital:
Receivables	(696)	5,423
Inventories	(518)	(669)
Prepaid expenses and other current assets	1,239	147
Other assets	(137)	(18)
Accounts payable	(574)	1,885
Deferred revenue—gift certificates	(7,627)	(4,219)
Accrued wages	653	(1,682)
Income taxes payable	4,692	—
Accrued taxes and licenses	(2,711)	501
Accrued other liabilities	840	(172)
Deferred rent	334	143
Other liabilities	316	550

Net cash provided by operating activities	19,927	25,514

Cash flows from investing activities:
Capital expenditures—property and equipment	(25,077)	(21,792)
Proceeds from sale of property and equipment	—	2

Net cash used in investing activities	(25,077)	(21,790)

Cash flows from financing activities:
Proceeds from short term bank revolver	—	8,000
Proceeds from issuance of long-term debt	—	7,075
Proceeds from minority interest contributions and other	70	—
Repayment of stock option deposits	(35)	(185)
Proceeds from stock option deposits	552	375
Principal payments on long-term debt	(2,298)	(5,374)
Principal payments on capital lease obligations	(72)	(83)
Proceeds from exercise of stock options	1,671	694
Payment of initial public offering expenses	(41)	—
Distributions to minority interest holders	(275)	(3,447)
Distributions to members	(31,176)	(8,682)

Net cash used in financing activities	(31,604)	(1,627)

Net (decrease) increase in cash	(36,754)	2,097
Cash and cash equivalents—beginning of period	46,235	5,728
Cash and cash equivalents—end of period	$9,481	$7,825

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$421	$2,042
Income taxes	$4,568	$—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except per share data)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”), its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), and Texas Roadhouse Management Corp., for the 13 and 26 weeks ended June 28, 2005 and June 29, 2004.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other license and franchise restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Texas Roadhouse Management Corp. provides management services to Holdings, TRDC and certain franchise and license restaurants.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows of the Company for such periods.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 26 week periods ended June 28, 2005 are not necessarily indicative of the results that may be expected for the year ending December 27, 2005.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 28, 2004.

Certain prior year amounts have been reclassified to conform with the current year presentation.  These reclassifications had no effect on previously reported net income.

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

	13 Weeks Ended		26 Weeks Ended
	June 28, 2005	June 29, 2004	June 28, 2005	June 29, 2004
Net income, 2004 as adjusted for pro forma provision for income taxes	$7,990	$4,147	$16,948	$9,153
Deduct total stock-based-employee compensation expense determined under fair-value-based method for all awards, net of taxes	(1,029)	(80)	(1,687)	(202)

Pro forma net income	$6,961	$4,067	$15,261	$8,951

Earnings per share:
Basic – as reported	$0.24	$0.17	$0.50	$0.39
Basic – pro forma	$0.21	$0.17	$0.45	$0.38
Diluted – as reported	$0.22	$0.16	$0.47	$0.36
Diluted – pro forma	$0.19	$0.16	$0.42	$0.35

(3)   Long-term Debt

Long-term debt consisted of the following:

	June 28, 2005	December 28, 2004
Installment loans, due 2005-2026	$6,987	$7,285
Revolver, due October 2009	4,000	6,000
	10,987	13,285
Less current maturities	476	525
	$10,511	$12,760

In October 2004, the Company completed a $150.0 million, five-year revolving credit facility which replaced a credit facility dated July 2003.  The terms of this credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50%, plus a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases, depending on the Company’s leverage ratio.  The facility prohibits the Company from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3.0 million, unsecured debt up to $500,000 and up to $20.0 million of debt incurred by majority-owned companies formed to open new restaurants. The facility also prohibits the declaration or payment of cash dividends on the Company’s stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of the Company’s stock. Additionally, the lenders’ obligation to extend credit under the facility depends upon maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility is secured by a pledge of our ownership interests in all subsidiaries. The weighted average interest rate for the revolver at June 28, 2005 was 3.06%.  At June 28, 2005, the Company had $4.0 million of borrowings outstanding under its credit facility and $144.2 million of availability net of $1.8 million of outstanding letters of credit.  In addition, the Company had various other notes payable totaling $7.0 million with interest rates ranging from 5.65% to 10.80%.  The majority of these notes related to the financing of specific restaurants.  The Company’s total weighted average effective interest rate at June 28, 2005 was 6.93%.

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

EITF No. 04-1 was effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (fiscal year beginning December 29, 2004 for the Company). EITF No. 04-1 will apply to acquisitions of restaurants the Company may make from our franchisees or licensees. The Company currently attempts to have its franchisees or licensees enter into standard franchise or license agreements when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms that differ from the Company’s current standard agreements. If in the future the Company were to acquire a franchisee or licensee with such an existing agreement, the Company would be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses the Company might record is dependent upon which franchisees or licensees the Company might acquire and when they are acquired. Accordingly, any impact cannot be currently determined.

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

(5)   Commitments and Contingencies

The estimated cost of completing capital project commitments at June 28, 2005 and June 29, 2004 was approximately $31.5 million and $36.6 million, respectively.

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

(6)   Noncash Compensation Expense

Prior to October 8, 2004, some of the Company’s executive officers earned compensation at rates significantly below market levels, and the Company paid no salary or bonus compensation to W. Kent Taylor, the Company’s founder and chairman. General and administrative expense for the 13 weeks and 26 weeks ended June 29, 2004 includes an adjustment of $0.3 million and $0.6 million to record the difference between the actual salary and bonus compensation paid to these officers and the Company’s estimate of the fair market value, based on industry analysis and competitive benchmarking, of the services rendered by these officers.

(7)   Stock Split

On September 20, 2004, the Company declared a 1.1875-for-one stock split of the Company’s Class A and Class B common stock to stockholders of record immediately prior to the Company’s initial public offering. All share and per share information included in the accompanying condensed consolidated financial statements for all periods presented have been adjusted to retroactively reflect the stock split.

(8)   Related Party Transactions

Prior to October 8, 2004, W. Kent Taylor owned a substantial interest in Buffalo Construction, Inc., a restaurant construction business which provides services to the Company and other restaurant companies. The Company paid Buffalo Construction, Inc. amounts totaling $4.5 million and $9.8 million for the 13 and 26 weeks ended June 29, 2004, respectively.  In October 2004, W. Kent Taylor sold his interest in Buffalo Construction, Inc.  Mr. Taylor received a promissory note in the amount of $1.5 million from the purchaser of Buffalo Construction, Inc. in partial consideration of the purchase.

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease is for 15 years and will terminate in November 2014. The lease can be renewed for two additional periods of five years each. Rent is approximately $16,000 per month and will increase by 5% on each of the 6th and 11th anniversary dates of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $49,000 and $47,000 for the 13 weeks ended June 28, 2005 and June 29, 2004, respectively.  For the 26 weeks ended June 28, 2005 and June 29, 2004, rent payments were approximately $0.1 million.

The Elizabethtown, Kentucky restaurant is currently leased from an entity owned by W. Kent Taylor and three other stockholders. The lease is for 10 years and will terminate on March 31, 2007. The lease can be renewed for three additional periods of five years each. Rent throughout the term is approximately $12,000 per month. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent. Rent expense for this restaurant was approximately $37,000 for the 13 weeks ended June 28, 2005 and June 29, 2004.  For the 26 weeks ended June 28, 2005 and June 29, 2004, rent expense was approximately $73,000 and $72,000, respectively.

The Company had 13 and 11 license and franchise restaurants owned in whole or part by certain officers, directors and 5% stockholders of the Company at June 28, 2005 and June 29, 2004, respectively. These entities paid the Company fees of approximately $0.5 million and $0.4 million during the 13 weeks ended June 28, 2005 and June 29, 2004, respectively.  For the 26 weeks ended June 28, 2005 and June 29, 2004, these entities paid the Company fees of approximately $0.8 million and $0.7 million, respectively.  These entities are not consolidated in the Company’s results.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart reports to W. Kent Taylor who conducts her performance reviews and determines her compensation.

WKT, which was owned by W. Kent Taylor, received royalties of approximately $0.5 million and $1.3 million for the 13 and 26 weeks ended June 29, 2004, respectively, that it was entitled to receive as consideration for its contribution of the Texas Roadhouse operating system and concept to Holdings.  In May 2004, WKT merged into and with the Company.  After the completion of the initial public offering, the Company no longer receives such royalties.

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

(9)   Pro forma Adjustments

In connection with the reorganization as a “C” corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated combined effective income tax rate of 35.3% for the 13 and 26 weeks ended June 28, 2004 and included in the accompanying pro forma provision for income tax.

(10)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted average stock options outstanding from the Company’s stock option plan. The 2004 net income per share data reflects a pro forma income tax provision.

	13 Weeks Ended		26 Weeks Ended
	June 28, 2005	June 29, 2004	June 28, 2005	June 29, 2004
Net income, 2004 as adjusted for pro forma income taxes	$7,990	$4,147	$16,948	$9,153

Basic EPS:
Weighted-average common shares outstanding	33,855	23,788	33,760	23,757

Basic EPS	$0.24	$0.17	$0.50	$0.39

Diluted EPS:
Weighted-average common shares outstanding	33,855	23,788	33,760	23,757
Dilutive effect of stock options	2,459	2,008	2,438	2,008
Shares – diluted	36,314	25,796	36,198	25,765

Diluted EPS	$0.22	$0.16	$0.47	$0.36

For the 13 and 26 weeks ended June 28, 2005 and June 29, 2004, all unexercised stock options were included in the computation of diluted EPS because their exercise prices were less than the average market price of our common stock during the quarter.  The Company issued 184,431 stock options at $29.07 per share and 378,300 stock options at a weighted average grant price of $28.78 during the thirteen and twenty-six weeks ended June 28, 2005, respectively.  Additionally, 556,987 and 751,461 shares were exercised in the thirteen and twenty-six weeks ended June 28, 2005, respectively.  The proceeds for the exercise price related to stock option exercises of 386,920 shares of Class A common stock that were sold in the follow-on offering discussed below were not received until July 2005 and as such are reflected in other current assets in the accompanying condensed consolidated balance sheet.

(11)   Subsequent Events

On July 5, 2005, the Company sold 350,000 shares as part of a follow-on Class A common stock offering and received net offering proceeds of $11.6 million, net of $0.6 million of offering expenses.  In conjunction with the offering, the Company paid off $4.0 million of borrowings under its credit facility, with the remaining proceeds intended to be used to fund development of new restaurants and for general corporate purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 28, 2005, 204 Texas Roadhouse restaurants were operating in 37 states, including:

•  113 “company restaurants,” of which 110 were wholly-owned and three were majority-owned.  The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

•  91 “franchise restaurants,” of which 87 were franchise restaurants and four were license restaurants. We have a 10.0% ownership interest in three franchise restaurants, a 5.0% ownership interest in 13 franchise restaurants, and a 1.0% ownership in one franchise restaurant. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity (loss) income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to 17 franchise restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in the three majority-owned company restaurants and (ii) 65 of the franchise restaurants.

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

Throughout this report, the 13 weeks ended June 28, 2005 and June 29, 2004 are referred to as Q2 2005 and Q2 2004, respectively, and the 26 weeks ended June 28, 2005 and June 29, 2004 are referred as 2005 YTD and 2004 YTD, respectively.

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

Minority Interest.   Our consolidated subsidiaries at June 28, 2005 included three majority-owned or controlled restaurants.  Our consolidated subsidiaries at June 29, 2004 included 31 majority-owned or controlled restaurants and Texas Roadhouse Development Corporation. Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants and Texas Roadhouse Development Corporation.

Equity (Loss) Income from Investments in Unconsolidated Affiliates.   We own a 10.0% equity interest in three franchise restaurants, a 5.0% interest in 13 franchise restaurants, and a 1.0% equity interest in one franchise restaurant, all of which were open and operating at June 28, 2005. Equity (loss) income from investments in unconsolidated affiliates represents our percentage share of net income (loss) earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 28, 2005		June 29, 2004		June 28, 2005		June 29, 2004
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	113,108	97.7	87,782	97.6	221,715	97.7	169,675	97.6
Franchise royalties and fees	2,649	2.3	2,137	2.4	5,109	2.3	4,142	2.4

Total revenue	115,757	100.0	89,919	100.0	226,824	100.0	173,817	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	39,906	35.3	30,806	35.1	77,940	35.2	58,979	34.8
Labor	30,473	26.9	24,303	27.7	59,716	26.9	46,578	27.5
Rent	2,089	1.8	1,730	2.0	4,126	1.9	3,353	2.0
Other operating	18,109	16.0	14,121	16.1	35,492	16.0	27,455	16.2
(As a percentage of total revenue)
Pre-opening	1,135	1.0	1,250	1.4	2,170	1.0	2,146	1.2
Depreciation and amortization	3,475	3.0	2,567	2.9	6,723	3.0	4,916	2.8
General and administrative	7,886	6.8	5,853	6.5	14,196	6.3	10,422	6.0

Total costs and expenses	103,073	89.0	80,630	89.7	200,363	88.3	153,849	88.5
Income from operations	12,684	11.0	9,289	10.3	26,461	11.7	19,968	11.5
Interest expense, net	112	0.1	1,012	1.1	69	NM	2,039	1.2
Minority interest	194	0.2	1,898	2.1	221	0.1	3,857	2.2
Equity (loss) income from investments in unconsolidated affiliates	(30)	NM	26	NM	22	NM	70	NM

Income before taxes	12,348	10.7	6,405	7.1	26,193	11.5	14,142	8.1
Provision for income taxes	4,358	3.8	—	—	9,245	4.1	—	—
Net income	7,990	6.9	6,405	7.1	16,948	7.5	14,142	8.1

NM - Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 28, 2004	107	86	193
Openings	4	1	5
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at March 29, 2005	111	87	198
Openings	2	4	6
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at June 28, 2005	113	91	204

Q2 2005 (13 weeks) Compared to Q2 2004 (13 weeks) and 2005 YTD (26 weeks) Compared to 2004 YTD (26 weeks)

Restaurant Sales.   Restaurant sales increased by 28.9% in Q2 2005 as compared to Q2 2004 and by 30.7% in 2005 YTD as compared to 2004 YTD. This increase was primarily attributable to the opening of new restaurants and comparable restaurant sales growth. The following table summarizes additional factors that influenced the changes in restaurant sales at company restaurants.

	Q2 2005	Q2 2004	2005 YTD	2004 YTD
Company Restaurants
Store weeks	1,460	1,198	2,868	2,330
Comparable restaurant sales growth	6.8%	7.8%	6.8%	8.8%
Average unit volume (in thousands)	$1,008	$938	$2,000	$1,864

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.5 million, or by 24.0%, from Q2 2004 to Q2 2005 and by $1.0 million, or by 23.3%, in 2005 YTD as compared to 2004 YTD. These increases were primarily attributable to the opening of new franchise restaurants and comparable restaurant sales growth.

Restaurant Cost of Sales.   Restaurant cost of sales as a percentage of restaurant sales increased to 35.3% in Q2 2005 from 35.1% in Q2 2004 and to 35.2% in 2005 YTD from 34.8% in 2004 YTD.  This increase was primarily due to the higher cost of pork ribs and was partially offset by menu price increases of approximately 2% and the lower cost of dairy products.  We expect restaurant cost of sales, as a percentage of restaurant sales, to be approximately 25 to 50 basis points higher in 2005 versus 2004.  This increase is expected to be principally driven by the higher cost of pork ribs.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, decreased to 26.9% in Q2 2005 from 27.7% in Q2 2004 and to 26.9% in 2005 YTD from 27.5% in 2004 YTD. The percentage of sales benefit generated from comparable restaurant sales growth more than offset modest wage rate inflation.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, decreased to 1.8% in Q2 2005 and 2005 YTD from 2.0% in Q2 2004 and 2004 YTD.  The increase in deferred rent due to the impact of our fourth quarter correction of our lease accounting practices was offset by the percentage of sales benefit generated from comparable restaurant sales growth.

Restaurant Other Operating Expenses.   Restaurant operating expenses, as a percentage of restaurant sales, decreased to 16.0% in Q2 2005 from 16.1% in Q2 2004 and to 16.0% in 2005 YTD from 16.2% in 2004 YTD. In Q2 2005, we recorded a $0.3 million decrease in general liability insurance expense due to changes in our claim development history based on our second quarter actuarial analysis. In addition, the Q2 2005 and 2005 YTD percentage of restaurant sales changes were primarily due to the percentage of sales benefit generated from comparable restaurant sales growth, along with decreases in gift card fees, equipment rent and other expenses and was partially offset by higher restaurant-level management bonuses, outside services, credit card charges and utility costs.

Restaurant Pre-opening Expenses.   Pre-opening expenses decreased slightly in Q2 2005 to $1.1 million from $1.3 million in Q2 2004 and increased slightly to $2.2 million in 2005 YTD from $2.1 million in 2004 YTD.

Depreciation and Amortization Expense.   D&A, as a percentage of revenue, increased slightly to 3.0% in Q2 2005 from 2.9% in Q2 2004 and increased slightly to 3.0% for 2005 YTD as compared to 2.8% for 2004 YTD. Increases related to capital spending on new restaurants were partially offset by the percentage of sales benefit generated from comparable restaurant sales growth.

General and Administrative Expenses.   G&A increased in Q2 2005 to $7.9 million (6.8% of revenue) from $5.9 million (6.5% of revenue) in Q2 2004 and in 2005 YTD to $14.2 million (6.3% of revenue) from $10.4 million (6.0% of revenue) in 2004 YTD.  These increases were primarily due to general business growth, public company costs which did not exist in Q2 2004 or 2004 YTD and increases in annual conference expenses.

Interest Expense, Net.   Interest expense decreased to $0.1 million in Q2 2005 from $1.0 million in Q2 2004 and to $0.1 million in 2005 YTD from $2.0 million in 2004 YTD.   Interest expense in Q2 2005 and 2005 YTD included interest income of $0.1 million and $0.4 million, respectively.  Excluding this income, interest expense decreased by approximately $0.8 million from Q2 2004 to Q2 2005 and $1.6 million from 2004 YTD to 2005 YTD due to a significant reduction in long term debt.

Minority Interest.   The minority interest deducted from income in Q2 2005 decreased to $0.2 million from $1.9 million in Q2 2004 and to $0.2 million in 2005 YTD from $3.9 million in 2004 YTD.  These decreases were due to the acquisition of the remaining minority interest in 31 majority-owned restaurants in connection with the closing of our corporate reorganization and initial public offering on October 8, 2004.  Subsequent to October 8, 2004, minority interest includes three majority-owned restaurants.

Equity (Loss) Income from Investments in Unconsolidated Affiliates.   Equity (loss) income from investments in unconsolidated affiliates decreased to $(30,000) in Q2 2005 from $26,000 in Q2 2004 and to $22,000 in 2005 YTD from $70,000 in 2004 YTD due to our share of losses generated by four franchise restaurants which were opened in 2005.  Primarily due to pre-opening expenses, new restaurants take three to six months to become profitable.

Income Tax Expense.    Until October 8, 2004, we operated as a limited liability company and, as such, were taxed as a partnership.  Accordingly, we paid no significant income taxes on our own behalf and there is no provision for taxes prior to October 8, 2004 in our condensed consolidated financial statements,

In connection with the closing of our corporate reorganization and initial public offering, we became a “C” corporation subject to federal and state income taxes.  Our effective tax rate for 2005 YTD is 35.3%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
	2005 YTD	2004 YTD

Net cash provided by operating activities	$19,927	$25,514
Net cash used in investing activities	(25,077)	(21,790)
Net cash used in financing activities	(31,604)	(1,627)

Net (decrease) increase in cash	$(36,754)	$2,097

Net cash provided by operating activities was $19.9 million in 2005 YTD compared to $25.5 million in 2004 YTD.  The decrease was driven primarily by higher gift card sales in Q4 2004 followed by higher redemptions in 2005 YTD and changes in working capital offset by an increase in net income.

Net cash used in investing activities was $25.1 million in 2005 YTD compared to $21.8 million in 2004 YTD.  The increase was primarily due to an increase in capital spending associated with new restaurant construction.

Net cash used in financing activities was $31.6 million in 2005 YTD as compared to $1.6 million in 2004 YTD.  The increase was due primarily to the payment of distributions of $31.2 million to members of our predecessor company, Texas Roadhouse Holdings LLC, in redemption of its preferred shares related to its income for periods prior to and through October 8, 2004.  Additionally, 2004 YTD included net proceeds from short-term and long-term debt of $15.1 million.

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

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.   Capital expenditures totaled approximately $25.1 million and $21.8 million in 2005 YTD and 2004 YTD, respectively.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 28, 2005, there were 57 restaurants developed on land which we owned.

We have also required cash to pay distributions to our equity holders relating to periods before our initial public offering. Our predecessor companies paid aggregate distributions to their equity holders for the 26 weeks ended June 29, 2004 of $12.1 million.

We intend to retain our future earnings, if any, to finance the future development and operation of our business. Accordingly, we do not anticipate paying any dividends on our common stock in the foreseeable future.

On July 5, 2005, the Company sold 350,000 shares as part of a follow-on Class A common stock offering and received net offering proceeds of $11.6 million, net of $0.6 million of offering expenses.  In conjunction with the offering, the Company paid off $4.0 million of borrowings under its credit facility, with the remaining proceeds intended to be used to fund development of new restaurants and for general corporate purposes.

In 2005 YTD and 2004 YTD, we used cash on hand, borrowings under our credit facility and net cash provided by operating activities to fund capital expenditures and distributions.

On October 8, 2004, we entered into a new $150.0 million, five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N. A., Banc of America Securities LLC and National City Bank of Kentucky. The new facility replaced Texas Roadhouse Holdings LLC's previous credit facility. The terms of the new facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50% and to pay a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases depending on our leverage ratio. The facility prohibits us from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3.0 million, unsecured debt up to $500,000 and up to $20.0 million of debt incurred by majority-owned companies formed to open new restaurants.  The facility also prohibits the declaration or payment of cash dividends on our stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of our stock.  Additionally, the lenders’ obligation to extend credit under the facility depends upon maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  At June 28, 2005, we had $4.0 million of borrowings outstanding under our credit facility and $144.2 million of availability net of $1.8 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $7.0 million with interest rates ranging from 5.50% to 10.80%.  Each of these notes related to the financing of specific restaurants.  Our total weighted average effective interest rate at June 28, 2005 was 6.93%.  We repaid the $4.0 million borrowed under our credit facility in July 2005.

In 2003, we entered into a fixed rate swap agreement for $31.2 million of the outstanding debt under our credit facility to limit the variability of a portion of our interest payments. This swap changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this interest rate swap, we received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.  As of June 29, 2004, approximately $1.0 million of unrealized loss on the swap was recorded in accumulated other comprehensive income.  This swap was terminated in Q2 2005.

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

•                                          inflationary increases in the costs of construction and real estate;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At June 28, 2005, outstanding borrowings under our revolving line of credit bear interest at approximately 75 to 150 basis points (depending on our leverage ratios) over the London Interbank Offered Rate. The weighted average effective interest rate on the $4.0 million outstanding balance under this line at June 28, 2005 was 3.06%.  The outstanding borrowings on our revolving line of credit were paid off in July 2005 with proceeds from our follow-on offering.  Our various other notes payable totaling $7.0 million at June 28, 2005 had fixed interest rates ranging from 5.65% to 10.80%.  Should interest rates based on these borrowings increase by one percentage point, it would not have a material impact on our net income.

The Company invests portions of its excess cash, if any, in highly liquid investments.  At June 28, 2005, the Company had $4.7 million in a broad range of money market instruments, including government, bank and commerical obligations and repurchase agreements secured by such obligations.  The market risk on such investments is minimal due to their short-term nature.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 28, 2005.

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

We completed our initial public offering on October 8, 2004. From October 8, 2004 through June 28, 2005, we applied the net proceeds as follows:

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

Of the $3.4 million of payments we made in 2004 and $31.2 million payment made in April 2005, our executive officers, directors and 10% stockholders, including affiliates, received the amounts set forth below (in thousands):

Name	2004 Payment	2005 Payment

W. Kent Taylor (Chairman of the Company, Director)	$1,765	$17,378
G.J. Hart (President, Chief Executive Officer, Director)	22	213
Steven L. Ortiz (Chief Operating Officer)	12	29
Sheila C. Brown (General Counsel, Corporate Secretary)	1	2
Martin T. Hart (Director)	8	81

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 26, 2005, at the Annual Meeting of Stockholders, the stockholders took the following actions:

1.               Elected all directors designated in the proxy statement dated April 25, 2005, as follows:

	Number of Votes
	For	Withheld

James R. Ramsey	51,268,053	965,806
James R. Zarley	51,825,269	408,590

Directors whose terms continued after the Annual Meeting of Stockholders are as follows:  W. Kent Taylor, G.J. Hart, Martin T. Hart, Gregory N. Moore and James F. Parker.

2.     Ratified the audit committee’s selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 27, 2005:  52,186,471 votes cast for, 42,530 votes cast against and 4,858 abstained.

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

TEXAS ROADHOUSE, INC.

Date: August 10, 2005	By:	/s/ G.J. Hart
G.J. Hart
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2005	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(Principal Financial Officer)