Form 10-Q
period 2005-09-27
Texas Roadhouse, Inc.
filed 2005-11-09
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2005

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 000-50972

Texas Roadhouse, Inc.

(Exact name of registrant specified in its charter)

Delaware	20-1083890
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No  ☒.

The number of shares of Class A and Class B common stock outstanding were 64,802,010 and 5,265,376, respectively, on November 4, 2005.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements — Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets — September 27, 2005 and December 28, 2004
Condensed Consolidated Statements of Income — For the Thirteen and Thirty-nine Weeks Ended September 27, 2005 and September 28, 2004
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income — For the Thirty-nine Weeks Ended September 27, 2005
Condensed Consolidated Statements of Cash Flows — For the Thirty-nine Weeks Ended September 27, 2005 and September 28, 2004
Notes to Condensed Consolidated Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Item 4 — Controls and Procedures

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 — Defaults Upon Senior Securities
Item 4 — Submissions of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits

Signatures

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 27, 2005	December 28, 2004
Assets
Current assets:
Cash and cash equivalents	$15,136	$46,235
Receivables, net of allowance for doubtful accounts of $24	7,485	6,139
Inventories	5,647	5,169
Prepaid income taxes	724	—
Prepaid expenses	904	2,652
Deferred tax assets	591	499
Other current assets	36	144
Total current assets	30,523	60,838
Property and equipment, net	192,556	162,991
Goodwill	50,753	50,753
Other assets	1,411	1,272
Total assets	$275,243	$275,854

Liabilities and Stockholders’ Equity
Current liabilities:
Distributions payable	$—	$31,176
Current maturities of long-term debt	487	525
Current maturities of obligations under capital leases	179	198
Accounts payable	10,982	12,093
Deferred revenue — gift certificates	6,139	14,676
Accrued wages	6,581	7,285
Income taxes payable	—	544
Accrued taxes and licenses	4,524	4,275
Other accrued liabilities	4,911	3,647
Total current liabilities	33,803	74,419
Long-term debt, excluding current maturities	6,384	12,760
Obligations under capital leases, excluding current maturities	639	771
Stock option deposits	3,085	2,617
Deferred rent	4,250	3,781
Deferred tax liabilities	3,844	5,100
Other liabilities	2,560	2,496
Total liabilities	54,565	101,944
Minority interest in consolidated subsidiaries	649	699
Stockholders’ equity
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares outstanding or issued)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 64,414,450 and 61,856,680 shares issued and outstanding at September 27, 2005 and December 28, 2004, respectively)	64	62
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	196,535	173,621
Retained earnings (loss)	23,425	(584)
Accumulated other comprehensive gain	—	107
Total stockholders’ equity	220,029	173,211
Total liabilities and stockholders’ equity	$275,243	$275,854

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2005	September 28, 2004	September 27, 2005	September 28, 2004
Revenue:
Restaurant sales	$111,642	$89,977	$333,357	$259,652
Franchise royalties and fees	2,685	2,270	7,794	6,412

Total revenue	114,327	92,247	341,151	266,064

Costs and expenses:
Restaurant operating costs:
Cost of sales	39,335	31,294	117,275	90,273
Labor	30,715	24,800	90,431	71,378
Rent	2,099	1,767	6,225	5,120
Other operating	19,205	14,725	54,697	42,180
Pre-opening	1,874	1,414	4,044	3,560
Depreciation and amortization	3,818	2,776	10,541	7,691
General and administrative	6,157	4,904	20,353	15,327

Total costs and expenses	103,203	81,680	303,566	235,529

Income from operations	11,124	10,567	37,585	30,535

Interest expense, net	93	1,121	162	3,160
Minority interest	181	1,725	402	5,582
Equity income from investments in unconsolidated affiliates	(65)	(22)	(87)	(92)

Income before taxes	$10,915	$7,743	$37,108	$21,885
Provision for income taxes	3,854	—	13,099	—
Net income	$7,061	$7,743	$24,009	$21,885

		Pro forma		Pro forma
Historical net income		$7,743		$21,885
Pro forma provision for income taxes		2,733		7,722

Net income adjusted for pro forma provision for income taxes		$5,010		$14,163

Net income per common share:
Basic	$0.10	$0.11	$0.35	$0.30

Diluted	$0.10	$0.10	$0.33	$0.27

Weighted average shares outstanding:
Basic	69,471	47,652	68,166	47,560

Diluted	73,833	51,804	72,538	51,766

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Class A		Class B				Accumulated
	Shares	Par Value	Shares	Par Value	Paid in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
Balance, December 28, 2004	61,856,680	$62	5,265,376	$5	$173,621	$(584)	$107	$173,211

Comprehensive income:
Realized gain on derivatives, net of tax	—	—	—	—	—	—	(107)	(107)
Net income	—	—	—	—	—	24,009	—	24,009
Total comprehensive income								23,902

Shares issued under stock option plan, including related tax effects	1,857,770	2	—	—	11,912	—	—	11,914
Minority interest liquidation adjustments	—	—	—	—	36	—	—	36
Issuance of Class A Common Stock in follow-on offering	700,000	—	—	—	12,163	—	—	12,163
Follow-on offering expenses	—	—	—	—	(1,197)	—	—	(1,197)

Balance, September 27, 2005	64,414,450	$64	5,265,376	$5	$196,535	$23,425	$—	$220,029

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	39 Weeks Ended
	September 27, 2005	September 28, 2004
Cash flows from operating activities:
Net income	$24,009	$21,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,541	7,691
Deferred income taxes	(1,348)	—
Loss on disposal of assets	164	89
Noncash compensation expense	—	931
Minority interest	402	5,582
Equity income from investments in unconsolidated affiliates	(87)	(92)
Distributions received from investments in unconsolidated affiliates	204	98
Provision for doubtful accounts	—	5
Income tax benefit from exercise of stock options	7,645	—
Changes in operating working capital:
Receivables	(1,346)	4,942
Inventories	(478)	(1,182)
Prepaid income taxes	(724)	—
Prepaid expenses and other current assets	1,748	316
Other assets	(255)	191
Accounts payable	(1,111)	723
Deferred revenue—gift certificates	(8,537)	(4,594)
Accrued wages	(704)	(1,767)
Income taxes payable	(544)	—
Accrued taxes and licenses	249	1,001
Other accrued liabilities	1,264	(391)
Deferred rent	469	223
Other liabilities	64	503

Net cash provided by operating activities	31,625	36,154

Cash flows from investing activities:
Capital expenditures—property and equipment	(40,270)	(35,404)
Proceeds from sale of property and equipment	—	6

Net cash used in investing activities	(40,270)	(35,398)

Cash flows from financing activities:
Proceeds from short term bank revolver	—	8,000
Proceeds from issuance of long-term debt	—	19,018
Proceeds from minority interest contributions and other	70	300
Repayment of stock option deposits	(170)	(215)
Proceeds from stock option deposits	888	433
Principal payments on long-term debt	(6,414)	(7,280)
Principal payments on capital lease obligations	(151)	(119)
Payments for debt issuance costs	—	(199)
Proceeds from exercise of stock options	4,018	754
Proceeds from follow-on offering	12,163	—
Payment of follow-on offering expenses	(1,197)	—
Distributions to minority interest holders	(485)	(4,928)
Distributions to members	(31,176)	(12,853)

Net cash (used in) provided by financing activities	(22,454)	2,911

Net (decrease) increase in cash	(31,099)	3,667
Cash and cash equivalents—beginning of period	46,235	5,728
Cash and cash equivalents—end of period	$15,136	$9,395

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$612	$3,002
Income taxes	$8,069	$—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular amounts in thousands, except per share data)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”), its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), and Texas Roadhouse Management Corp. (“Management Corp.”), for the 13 and 39 weeks ended September 27, 2005 and September 28, 2004.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to Holdings, TRDC and certain franchise and license restaurants.

Prior to October 8, 2004, the condensed consolidated financial statements included the accounts of Holdings and its wholly-owned and majority-owned subsidiaries, TRDC, WKT Restaurant Corp. (“WKT”), and Management Corp. and three franchise and six license restaurants, all of which were under common control by one controlling shareholder.  The controlling shareholder had the unilateral ability to implement major operating and financial policies for the entities.  On October 8, 2004, Holdings and its wholly-owned and majority-owned subsidiaries completed a reorganization and initial public offering.  In connection with the reorganization and public offering, Holdings became a subsidiary of the Company.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and obligations related to workers’ compensation, general liability and property insurance. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows of the Company for such periods.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 39 week periods ended September 27, 2005 are not necessarily indicative of the results that may be expected for the year ending December 27, 2005.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 28, 2004.

In the third quarter of 2005, the Company began recording credit card fees in the month in which the fees are incurred, rather than the month in which the fees are paid. This change resulted in a one-time, non-cash charge of $0.5 million ($0.3 million, net of tax) to restaurant other operating costs.

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

	13 Weeks Ended		39 Weeks Ended
	September 27, 2005	September 28, 2004	September 27, 2005	September 28, 2004
Net income, 2004 as adjusted for pro forma provision for income taxes	$7,061	$5,010	$24,009	$14,163
Deduct total stock-based-employee compensation expense determined under fair-value-based method for all awards, net of taxes	(1,340)	(76)	(3,027)	(278)

Pro forma net income	$5,721	$4,934	$20,982	$13,885

Earnings per share:
Basic — as reported	$0.10	$0.11	$0.35	$0.30
Basic — pro forma	$0.08	$0.10	$0.31	$0.29
Diluted — as reported	$0.10	$0.10	$0.33	$0.27
Diluted — pro forma	$0.08	$0.10	$0.29	$0.27

(3)   Long-term Debt

Long-term debt consisted of the following:

	September 27, 2005	December 28, 2004
Installment loans, due 2005-2026	$6,871	$7,285
Revolver, due October 2009	—	6,000
	6,871	13,285
Less current maturities	487	525
	$6,384	$12,760

In October 2004, the Company completed a $150.0 million, five-year revolving credit facility which replaced a credit facility dated July 2003.  The terms of this credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50%, plus a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases, depending on the Company’s leverage ratio.  The facility prohibits the Company from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3.0 million, unsecured debt up to $500,000 and up to $20.0 million of debt incurred by majority-owned companies formed to open new restaurants. The facility also prohibits the declaration or payment of cash dividends on the Company’s stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of the Company’s stock. Additionally, the lenders’ obligation to extend credit under the facility depends upon maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility is secured by a pledge of our ownership interests in all subsidiaries. The weighted average interest rate for the revolver at September 27, 2005 was 3.06%.  At September 27, 2005, the Company had no borrowings outstanding under its credit facility and $148.2 million of availability net of $1.8 million of outstanding letters of credit.  In addition, the Company had various other notes payable totaling $6.9 million with interest rates ranging from 5.65% to 10.80%.  The majority of these notes related to the financing of specific restaurants.  The Company’s total weighted average effective interest rate at September 27, 2005 was 9.14%.

(4)   Recently Adopted or Issued Financial Accounting Standards

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, (“EITF No. 04-1”). EITF No. 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF No. 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF No. 04-1 requires that a settlement gain or loss should be measured as the lesser of i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

EITF No. 04-1 was effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (fiscal year beginning December 29, 2004 for the Company). EITF No. 04-1 will apply to acquisitions of restaurants the Company may make from our franchisees or licensees. The Company currently attempts to have its franchisees or licensees enter into standard franchise or license agreements when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms that differ from the Company’s current standard agreements. If in the future the Company were to acquire a franchisee or licensee with such an existing agreement, the Company would be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses the Company might record is dependent upon which franchisees or licensees the Company might acquire and when they are acquired. The Company has announced its intention to acquire 11 franchise restaurants later in the fourth quarter of 2005.  In addition, the Company has begun negotiations to acquire another six to ten restaurants during the first half of 2006.  Should the acquisitions be completed within the estimated time frame the Company will record a one-time, non-cash charge of approximately $0.8 million ($0.5 million, net of tax) relating to the 2005 acquisitions and $1.3 million ($0.8 million, net of tax) relating to the 2006 acquisitions.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, supercedes APB No. 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. The provisions of SFAS No. 123R are similar to those of SFAS No. 123, however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of the awards that actually vest. SFAS No. 123R also requires the benefit of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than an operating cash flow as required under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

On April 15, 2005, the SEC announced the deferral of the effective date of SFAS No. 123R for calendar year companies until the beginning of the first fiscal year beginning after June 15, 2005 (the year beginning December 28, 2005 for the Company).  As of the effective date, the Company will apply the statement using a modified version of prospective application.  Under that transition method, compensation cost is recognized for (i) all awards granted after the required effective date and for awards modified, cancelled or repurchased after that date, and (ii) the portion of prior awards granted on or after October 4, 2004 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123.

The impact of this statement on the Company in fiscal 2006 and beyond will depend upon various factors, including, but not limited to, the Company’s future compensation strategy.  The pro forma compensation costs presented in Note 2 and in the Company’s prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.  The Company currently estimates the adoption of SFAS No. 123R will decrease net income and diluted earnings per common share for the year ending December 28, 2006 by approximately $3.9 million to $4.5 million and $0.05 to $0.06 per share, respectively. The Company used the following weighted average assumptions in estimating the impact of the adoption of SFAS No. 123R: (i) no dividend yield on the Company’s Class A stock, (ii) expected volatility of the Company’s Class A stock of 44% to 46%, (iii) risk-free rates ranging from 4% to 5%, and (iv) expected option life of four years.

In October 2005, the FASB issued Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  The Company currently capitalizes rent incurred during the tenant improvement construction phase.  The Company expects to incur additional pre-opening expense in fiscal 2006 of approximately $0.5 million to $0.6 million related to expensing rental costs associated with the construction of new restaurants. The Company has not yet determined if it will apply retrospective application.

(5)   Commitments and Contingencies

The estimated cost of completing capital project commitments at September 27, 2005 and September 28, 2004 was approximately $52.3 million and $26.4 million, respectively.

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

(6)   Noncash Compensation Expense

Prior to October 8, 2004, some of the Company’s executive officers earned compensation at rates significantly below market levels, and the Company paid no salary or bonus compensation to W. Kent Taylor, the Company’s founder and chairman. General and administrative expense for the 13 weeks and 39 weeks ended September 28, 2004 includes an adjustment of $0.3 million and $0.6 million to record the difference between the actual salary and bonus compensation paid to these officers and the Company’s estimate of the fair market value, based on industry analysis and competitive benchmarking, of the services rendered by these officers.

(7)   Stock Split

On August 18, 2005, the Company declared a two-for-one stock split of the Company’s Class A and Class B common stock to stockholders of record as of the close of business on September 6, 2005.  The stock split was effected in the form of a 100% stock dividend on September 23, 2005.  All share and per share information included in the accompanying condensed consolidated financial statements for all periods presented have been adjusted to retroactively reflect the stock split.

(8)   Related Party Transactions

Prior to October 8, 2004, W. Kent Taylor owned a substantial interest in Buffalo Construction, Inc., a restaurant construction business which provides services to the Company and other restaurant companies. The Company paid Buffalo Construction, Inc. amounts totaling $6.2 million and $16.0 million for the 13 and 39 weeks ended September 28, 2004, respectively.  In October 2004, W. Kent Taylor sold his interest in Buffalo Construction, Inc.  Mr. Taylor received a promissory note in the amount of $1.5 million from the purchaser of Buffalo Construction, Inc. in partial consideration of the purchase.

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease is for 15 years and will terminate in November 2014. The lease can be renewed for two additional periods of five years each. Rent is approximately $16,000 per month and will increase by 5% on each of the 6th and 11th anniversary dates of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $49,000 and $47,000 for the 13 weeks ended September 27, 2005 and September 28, 2004, respectively.  For the 39 weeks ended September 27, 2005 and September 28, 2004, rent payments were approximately $148,000 and $140,000, respectively.

Prior to September 22, 2005, the Elizabethtown, Kentucky restaurant was leased from an entity owned by W. Kent Taylor and three other stockholders.   On September 22, 2005, the Company purchased the land and building associated with the Elizabethtown, Kentucky restaurant for $1.5 million.  Rent expense for this restaurant was approximately $29,000 and $45,000 for the 13 weeks ended September 27, 2005 and September 28, 2004, respectively.  For the 39 weeks ended September 27, 2005 and September 28, 2004, rent expense was approximately $102,000 and $117,000, respectively.  The lease was terminated upon purchase of the land and building.

The Company had 13 and 12 franchise and license restaurants owned in whole or part by certain officers, directors and 5% stockholders of the Company at September 27, 2005 and September 28, 2004, respectively. These entities paid the Company fees of approximately $0.4 million during the 13 weeks ended September 27, 2005 and September 28, 2004.  For the 39 weeks ended September 27, 2005 and September 28, 2004, these entities paid the Company fees of approximately $1.3 million and $1.1 million, respectively.  These entities are not consolidated in the Company’s results.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart reports to W. Kent Taylor who conducts her performance reviews and determines her compensation.

WKT, which was owned by W. Kent Taylor, received royalties of approximately $1.3 million for the 39 weeks ended September 28, 2004 that it was entitled to receive as consideration for its contribution of the Texas Roadhouse operating system and concept to Holdings.  In May 2004, WKT merged into and with the Company.  After the completion of the initial public offering, the Company no longer receives such royalties. These royalties were classified as distributions in the Company’s consolidated statement of stockholders’ equity and comprehensive income.

John D. Rhodes, a stockholder, was a director and substantial stockholder of Confluent Inc., which provided certain business intelligence services to the Company through February 2004 for which it was paid an aggregate of $91,000. Services included generating marketing analysis using their proprietary software program and data provided by the Company.  After completion of the corporate reorganization and initial public offering on October 8, 2004, Dr. Rhodes is no longer a 5% stockholder of the Company.

(9)   Pro forma Adjustments

In connection with the reorganization as a “C” corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated combined effective income tax rate of 35.3% for the 13 and 39 weeks ended September 28, 2004 and included in the accompanying pro forma provision for income tax.

(10)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted average stock options outstanding from the Company’s stock option plan. The 2004 net income per share data reflects a pro forma income tax provision.

	13 Weeks Ended		39 Weeks Ended
	September 27, 2005	September 28, 2004	September 27, 2005	September 28, 2004
Net income, 2004 as adjusted for pro forma income taxes	$7,061	$5,010	$24,009	$14,163

Basic EPS:
Weighted-average common shares outstanding	69,471	47,652	68,166	47,560

Basic EPS	$0.10	$0.11	$0.35	$0.30

Diluted EPS:
Weighted-average common shares outstanding	69,471	47,652	68,166	47,560
Dilutive effect of stock options	4,362	4,152	4,372	4,206
Shares — diluted	73,833	51,804	72,538	51,766

Diluted EPS	$0.10	$0.10	$0.33	$0.27

For the 13 and 39 weeks ended September 27, 2005, options to purchase 390,676 shares of common stock were outstanding but not included in the computation of diluted earnings  per share because their inclusion would have had an anti-dilutive effect.  For the 13 and 39 weeks ended September 28, 2004, all unexercised stock options were included in the computation of diluted earnings per share because their exercise prices were less than the average market price of our common stock during the respective periods.  The Company issued 390,676 stock options at $18.66 per share and 1,147,276 stock options at a weighted average grant price of $15.84 per share during the thirteen and thirty-nine weeks ended September 27, 2005, respectively.  Additionally, 354,838 and 1,857,760 shares were exercised in the thirteen and thirty-nine weeks ended September 27, 2005, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 27, 2005, 214 Texas Roadhouse restaurants were operating in 39 states, including:

•  120 “company restaurants,” of which 117 were wholly-owned and three were majority-owned.  The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

•  94 “franchise restaurants,” of which 90 were franchise restaurants and four were license restaurants. We have a 10.0% ownership interest in three franchise restaurants, a 5.0% ownership interest in 13 franchise restaurants, and a 1.0% ownership in one franchise restaurant. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity  income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to 17 franchise restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in the three majority-owned company restaurants and (ii) 68 of the franchise restaurants.

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

•           Texas Roadhouse Development Corporation, holding the rights to franchise Texas Roadhouse restaurants;

•                                          Texas Roadhouse Management Corp., providing management services to Texas Roadhouse Holdings LLC, Texas Roadhouse Development Corporation and certain franchise and license restaurants; and

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

Throughout this report, the 13 weeks ended September 27, 2005 and September 28, 2004 are referred to as Q3 2005 and Q3 2004, respectively, and the 39 weeks ended September 27, 2005 and September 28, 2004 are referred as 2005 YTD and 2004 YTD, respectively.

On August 18, 2005, the Company declared a two-for-one stock split of the Company’s Class A and Class B common stock to stockholders of record as of the close of business on September 6, 2005.  The stock split was effected in the form of a 100% stock dividend on September 23, 2005.  All share and per share information included throughout this report for all periods presented have been adjusted to retroactively reflect the stock split.

Corporate Reorganization and Initial Public Offering

In connection with our reorganization and initial public offering on October 8, 2004 we:

•           Became a “C” corporation through the combination of our operations into a new holding company, Texas Roadhouse, Inc.;

•                                          Issued an aggregate of 42,515,558 shares of Class A common stock and 5,265,376 shares of Class B common stock in the combination of our operations under Texas Roadhouse, Inc.;

•                                          Issued an aggregate of 6,178,160 shares of Class A common stock to acquire the remaining equity interests in Texas Roadhouse Development Corporation and all 31 of our majority-owned or controlled company restaurants (including the remaining equity interests in the 9 controlled franchise restaurants), and all of the equity interests in one franchise restaurant;

•                                          Issued and sold 13,162,962 new shares at $8.75 per share, raising approximately $105.1 million after underwriting discounts and transactions costs;

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

Interest Expense, Net.   Interest expense includes the cost of our debt obligations including the amortization of loan fees and any interest income earned, net of any interest capitalized. Interest income includes earnings on cash and cash equivalents.

Minority Interest.   Our consolidated subsidiaries at September 27, 2005 included three majority-owned restaurants.  Our consolidated subsidiaries at September 28, 2004 included 31 majority-owned or controlled restaurants and Texas Roadhouse Development Corporation. Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants and Texas Roadhouse Development Corporation.

Equity Income from Investments in Unconsolidated Affiliates.   We own a 10.0% equity interest in three franchise restaurants, a 5.0% interest in 13 franchise restaurants, and a 1.0% equity interest in one franchise restaurant, all of which were open and operating at September 27, 2005. Equity income from investments in unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 27, 2005		September 28, 2004		September 27, 2005		September 28, 2004
	$	%	$	%	$	%	$	%
	($ in thousands)
Revenue:
Restaurant sales	111,642	97.7	89,977	97.5	333,357	97.7	259,652	97.6
Franchise royalties and fees	2,685	2.3	2,270	2.5	7,794	2.3	6,412	2.4

Total revenue	114,327	100.0	92,247	100.0	341,151	100.0	266,064	100.0

Costs and expenses: (As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	39,335	35.2	31,294	34.8	117,275	35.2	90,273	34.8
Labor	30,715	27.5	24,800	27.6	90,431	27.1	71,378	27.5
Rent	2,099	1.9	1,767	2.0	6,225	1.9	5,120	2.0
Other operating (As a percentage of total revenue)	19,205	17.2	14,725	16.4	54,697	16.4	42,180	16.2
Pre-opening	1,874	1.6	1,414	1.5	4,044	1.2	3,560	1.3
Depreciation and amortization	3,818	3.3	2,776	3.0	10,541	3.1	7,691	2.9
General and administrative	6,157	5.4	4,904	5.3	20,353	6.0	15,327	5.8

Total costs and expenses	103,203	90.3	81,680	88.5	303,566	89.0	235,529	88.5
Income from operations	11,124	9.7	10,567	11.5	37,585	11.0	30,535	11.5
Interest expense, net	93	0.1	1,121	1.2	162	NM	3,160	1.2
Minority interest	181	0.2	1,725	1.9	402	0.1	5,582	2.1
Equity income from investments in unconsolidated affiliates	(65)	(0.1)	(22)	NM	(87)	NM	(92)	NM

Income before taxes	10,915	9.5	7,743	8.4	37,108	10.9	21,885	8.2
Provision for income taxes	3,854	3.3	—	—	13,099	3.9	—	—
Net income	7,061	6.2	7,743	8.4	24,009	7.0	21,885	8.2

NM - Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 28, 2004	107	86	193
Openings	4	1	5
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at March 29, 2005	111	87	198
Openings	2	4	6
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at June 28, 2005	113	91	204
Openings	7	3	10
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at September 27, 2005	120	94	214

Q3 2005 (13 weeks) Compared to Q3 2004 (13 weeks) and 2005 YTD (39 weeks) Compared to 2004 YTD (39 weeks)

Restaurant Sales.   Restaurant sales increased by 24.1% in Q3 2005 as compared to Q3 2004 and by 28.4% in 2005 YTD as compared to 2004 YTD. This increase was primarily attributable to the opening of new restaurants and comparable restaurant sales growth.  However, restaurants sales in the current quarter were negatively impacted by approximately $0.6 million due to 55 days of weather-related closures in twelve restaurants.  We estimate that total comparable restaurant sales would have increased approximately 4.4% and 6.2% in Q3 2005 and 2005 YTD without the impact of the  restaurant closures due to the hurricanes.  We estimate that restaurant level profitability was negatively impacted by approximately $0.4 million ($0.2 million, net of tax) due to hurricane-related closures. The following table summarizes additional factors that influenced the changes in restaurant sales at company restaurants.

	Q3 2005	Q3 2004	2005 YTD	2004 YTD

Store weeks	1,522	1,252	4,390	3,577
Comparable restaurant sales growth	3.8%	6.8%	6.0%	8.1%
Average unit volume (in thousands)	$950	$919	$2,953	$2,775

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.4 million, or by 18.3%, from Q3 2004 to Q3 2005 and by $1.4 million, or by 21.6%, in 2005 YTD as compared to 2004 YTD. These increases were primarily attributable to the opening of new franchise restaurants and comparable restaurant sales growth.

Restaurant Cost of Sales.   Restaurant cost of sales as a percentage of restaurant sales increased to 35.2% in Q3 2005 and 2005 YTD from 34.8% in Q3 2004 and 2004 YTD.  This increase was primarily due to the higher cost of pork ribs and was partially offset by menu price increases of approximately 2%.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, decreased to 27.5% in Q3 2005 from 27.6% in Q3 2004 and to 27.1% in 2005 YTD from 27.5% in 2004 YTD. The percentage of sales benefit generated from comparable restaurant sales growth offset modest wage rate inflation.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, decreased to 1.9% in Q3 2005 and 2005 YTD from 2.0% in Q3 2004 and 2004 YTD.  The percentage of sales benefit generated from comparable restaurant sales growth was offset by an increase in straight line rent due to the impact of our fourth quarter correction of our lease accounting practices.

Restaurant Other Operating Expenses.   Restaurant operating expenses, as a percentage of restaurant sales, increased to 17.2% in Q3 2005 from 16.4% in Q3 2004.  Higher credit card fees, including a $0.5 million pre-tax, non-cash charge to recognize an accounting policy change, utility costs and hurricane-related restaurant closure costs were slightly offset by lower insurance costs.  As a result of the change in accounting policy regarding credit card fees, we will have approximately 13 months of credit card fees in 2005 and 12 months in 2004 and future years.  Additionally, we recorded a $0.4 million decrease in general liability insurance expense due to changes in our claim development history based on our third quarter actuarial analysis.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 16.4% in 2005 YTD from 16.2% in 2004 YTD.  We currently expect the increased costs of utilities to continue through the remainder of fiscal 2005 and into fiscal 2006.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased in Q3 2005 to $1.9 million from $1.4 million in Q3 2004 and increased to $4.0 million in 2005 YTD from $3.6 million in 2004 YTD.  We opened seven restaurants in Q3 2005 compared to five restaurants in Q3 2004.  In addition, pre-opening costs were incurred in both periods for restaurant openings in progress.  Pre-opening costs will fluctuate from period to period, based on the number and timing of restaurant openings.  We expect to incur additional pre-opening expense in 2006 of approximately $0.5 million to $0.6 million related to expensing rental costs associated with the construction of new restaurants as required by Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period as discussed in Note 4 to the condensed consolidated financial statements

Depreciation and Amortization Expense.   D&A, as a percentage of revenue, increased to 3.3% in Q3 2005 from 3.0% in Q3 2004 and increased to 3.1% for 2005 YTD as compared to 2.9% for 2004 YTD. The increases were related to capital spending on new restaurants.

General and Administrative Expenses.   G&A increased in Q3 2005 to $6.2 million (5.4% of revenue) from $4.9 million (5.3% of revenue) in Q3 2004 and in 2005 YTD to $20.4 million (6.0% of revenue) from $15.3 million (5.8% of revenue) in 2004 YTD.  These increases were primarily due to general business growth and public company costs which did not exist in Q3 2004 or 2004 YTD.  The 2005 YTD increases were also due to increases in annual conference expenses.

Interest Expense, Net.   Interest expense decreased to $0.1 million in Q3 2005 from $1.1 million in Q3 2004 and to $0.2 million in 2005 YTD from $3.2 million in 2004 YTD.   Interest expense in Q3 2005 and 2005 YTD included interest income of $0.1 million and $0.5 million, respectively.  Excluding this income, interest expense decreased by approximately $1.0 million from Q3 2004 to Q3 2005 and $2.5 million from 2004 YTD to 2005 YTD due to a significant reduction in our long term debt.

Minority Interest.   The minority interest deducted from income in Q3 2005 decreased to $0.2 million from $1.7 million in Q3 2004 and to $0.4 million in 2005 YTD from $5.6 million in 2004 YTD.  These decreases were due to the acquisition of the remaining minority interest in 31 majority-owned and controlled restaurants in connection with the closing of our corporate reorganization and initial public offering on October 8, 2004.  Subsequent to October 8, 2004, minority interest includes three majority-owned restaurants.

Equity  Income from Investments in Unconsolidated Affiliates.   Equity income from investments in unconsolidated affiliates increased to $65,000 in Q3 2005 from $22,000 in Q3 2004 and decreased to $87,000 in 2005 YTD from $92,000 in 2004 YTD.  The Q3 2005 increase is due to our share of income generated by four franchise restaurants which were opened in the second half of 2004.  The 2005 YTD decrease is due to our share of losses generated by four franchise restaurants which were opened in the first half of 2005.  Primarily due to pre-opening expenses, new restaurants take three to six months to become profitable.

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

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
	2005 YTD	2004 YTD

Net cash provided by operating activities	$31,625	$36,154
Net cash used in investing activities	(40,270)	(35,398)
Net cash (used in) provided by financing activities	(22,454)	2,911

Net (decrease) increase in cash	$(31,099)	$3,667

Net cash provided by operating activities was $31.6 million in 2005 YTD compared to $36.2 million in 2004 YTD.  The decrease was driven primarily by higher redemptions in 2005 YTD due to higher gift card sales in Q4 2004 and changes in working capital offset by an increase in net income.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $40.3 million in 2005 YTD compared to $35.4 million in 2004 YTD.  The increase was primarily due to an increase in capital spending associated with new restaurant construction.  We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 27, 2005, there were 61 restaurants developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2005, we expect our capital expenditures to be approximately $55.0 million to $65.0 million, substantially all of which will relate to planned restaurant openings. We intend to satisfy our capital requirements over the next 18 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Net cash used in financing activities was $22.5 million in 2005 YTD as compared to net cash provided by financing activities of $2.9 million in 2004 YTD.  The change was due primarily to the payment of distributions of $31.2 million to members of our predecessor company, Texas Roadhouse Holdings LLC, in redemption of its preferred shares related to its income for periods prior to and through October 8, 2004, offset by net proceeds from our secondary offering of $11.6 million and net proceeds from the exercise of stock options of $4.0 million.  Additionally, 2004 YTD included net proceeds from short-term and long-term debt of $15.1 million.

On July 5, 2005, we sold 700,000 shares as part of a follow-on Class A common stock offering and received net offering proceeds of $11.0 million, net of $1.2 million of offering expenses.  In conjunction with the offering, we paid off $4.0 million of borrowings under our credit facility, with the remaining proceeds intended to be used to fund development of new restaurants and for general corporate purposes.

We have also required cash to pay distributions to our equity holders relating to periods before our initial public offering. Our predecessor companies paid aggregate distributions to their equity holders for the 39 weeks ended September 28, 2004 of $17.8 million.

In 2005 YTD and 2004 YTD, we used cash on hand, borrowings under our credit facility and net cash provided by operating activities to fund capital expenditures and distributions.

We intend to retain our future earnings, if any, to finance the future development and operation of our business. Accordingly, we do not anticipate paying any dividends on our common stock in the foreseeable future.

On October 8, 2004, we entered into a new $150.0 million, five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N. A., Banc of America Securities LLC and National City Bank of Kentucky. The new facility replaced Texas Roadhouse Holdings LLC’s previous credit facility. The terms of the new facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50% and to pay a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases depending on our leverage ratio. The facility prohibits us from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3.0 million, unsecured debt up to $500,000 and up to $20.0 million of debt incurred by majority-owned companies formed to open new restaurants.  The facility also prohibits the declaration or payment of cash dividends on our stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of our stock.  Additionally, the lenders’ obligation to extend credit under the facility depends upon maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  We are currently in compliance with such covenants.  At September 27, 2005, we had no outstanding borrowings under our credit facility and $148.2 million of availability net of $1.8 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $6.9 million with interest rates ranging from 5.65% to 10.80%.  Each of these notes related to the financing of specific restaurants.  Our total weighted average effective interest rate at September 27, 2005 was 9.14%.  We intend to pay off our remaining note payable balances prior to their maturity after giving consideration to prepayment penalties and restrictions associated with this debt.

In 2003, we entered into a fixed-rate swap agreement for $31.2 million of the outstanding debt under our credit facility at that time to limit the variability of a portion of our interest payments. This swap changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this interest rate swap, we received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.  As of September 28, 2004, approximately $43,000 of unrealized loss on the swap was recorded in accumulated other comprehensive income.  This swap was terminated in the second quarter of 2005.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. Factors that could, individually or in the aggregate, contribute to these differences include, but are not limited to, those set forth in the section ”Risk Factors” in our Registration Statement (SEC File No. 333-125646) relating to our follow-on offering and the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At September 27, 2005, outstanding borrowings under our revolving line of credit bear interest at approximately 75 to 150 basis points (depending on our leverage ratios) over the London Interbank Offered Rate.  The outstanding borrowings on our revolving line of credit were paid off in July 2005 with proceeds from our follow-on offering.  Our various other notes payable totaling $6.9 million at September 27, 2005 had fixed interest rates ranging from 5.65% to 10.80%.  Should interest rates based on these borrowings increase by one percentage point, it would not have a material impact on our net income.

We invest portions of our excess cash, if any, in highly liquid investments.  At September 27, 2005, we had $7.4 million in a broad range of money market instruments, including government, bank and commercial obligations and repurchase agreements secured by such obligations.  The market risk on such investments is minimal due to their short-term nature.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chairman, Chief Executive Officer and President (the “CEO”) and the Chief Financial Officer (the “CFO”), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control

There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 27, 2005.

PART II — OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We registered 20,949,338 shares of our Class A common stock in connection with our initial public offering under the Securities Act of 1933, including 2,732,522 shares that were subject to an over-allotment option. The Securities and Exchange Commission declared our Registration Statement on Form S-1, as amended (Reg. No. 333-115259), for such initial public offering effective on October 4, 2004.

We applied net proceeds of $103.5 million as set forth in Part II, Item 2 of the quarterly report on Form 10-Q for the quarter ended June 28, 2005.  The remaining $1.6 million was used for general corporate purposes.

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

TEXAS ROADHOUSE, INC.

Date: November 9, 2005	By:	/s/ G.J. Hart
G.J. Hart
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(Principal Financial Officer)