Form 10-K
period 2005-12-27
Texas Roadhouse, Inc.
filed 2006-03-07
CIK 1289460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 28, 2005 was $741,604,243 based on the closing stock price of $17.55. Our common stock began trading on the Nasdaq National Market on October 5, 2004. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding. The market value calculation was determined using the closing stock price of our Class A common stock on the Nasdaq National Market.

The number of shares of Class A and Class B common stock outstanding were 68,199,242 and 5,265,376, respectively, on February 24, 2006.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 27, 2005, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed under Item 1A “Risk Factors” elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

•       our ability to raise capital in the future;

•       our ability to successfully execute our growth strategy;

•       our ability to successfully open new restaurants or acquire franchise restaurants;

•       our ability to integrate the franchise restaurants which we acquire;

•       the continued service of key management personnel;

•       health concerns about our food products;

•       our ability to attract, motivate and retain qualified employees;

•       the impact of federal, state or local government regulations relating to our employees or production and the sale of food and alcoholic beverages;

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

•       negative publicity regarding food safety, health concerns and other food or beverage related matters;

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

Other risks, uncertainties and factors, including those discussed under “Risk Factors,” could cause our actual results to differ materially from those projected in any forward-looking statements we make.

We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1—BUSINESS

Texas Roadhouse, Inc. (“Texas Roadhouse” or the “Company”) was incorporated under the laws of the state of Delaware in 2004. From April 1, 1997 through October 8, 2004, the business of the Company was conducted by Texas Roadhouse Holdings LLC (“Holdings”) and its affiliates. On October 8, 2004, Holdings and its wholly-owned and majority-owned affiliates completed a reorganization and initial public offering. In connection with the reorganization and public offering, Holdings became a subsidiary of the Company. The principal executive office is located in Louisville, Kentucky.

General Development of Business

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 27, 2005, 221 Texas Roadhouse restaurants were operating in 41 states. We owned and operated 127 restaurants in 33 states, and franchised and licensed an additional 94 restaurants in 22 states.

Over the past five years, the total number of Texas Roadhouse company and franchise restaurants increased from 92 restaurants as of the end of 2000 to 221 restaurants as of the end of 2005, representing a 19.2% compounded annual growth rate. Over the same period, our revenue increased from $115.8 million to $458.8 million, our income from operations increased from $10.8 million to $47.3 million, and our net income increased from $5.8 million to $30.3 million, representing compounded annual growth rates of 31.7%, 34.4% and 39.4%, respectively.

Financial Information about Operating Segments

As of December 27, 2005, we owned and operated 127 Texas Roadhouse restaurants, each as a single operating segment, and franchised and licensed an additional 94 restaurants. The restaurants operate exclusively in the U.S. within the casual dining industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment.

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

The operating strategy that underlies the growth of our concept is built on the following key components:

•       Offering high quality, freshly prepared food.    We place a great deal of emphasis on ensuring our guests receive high quality, freshly prepared food. We have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We require that a management level employee inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, appearance and presentation. In addition, we employ a team of product coaches whose sole function is to provide continual, hands-on training and education to our kitchen staff for the purpose of assuring uniform adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size.

•       Focusing on dinner.    In a high percentage of our restaurants, we limit our operating hours to dinner only during the weekdays. By focusing on dinner, our restaurant teams have to prepare for and manage only one shift per day during the week. We believe this allows our restaurant teams to offer higher quality, more consistent food and service to our guests. We believe the dinner focus provides a better “quality-of-life” for our management teams and, therefore, is a key ingredient in attracting and retaining talented and experienced management personnel. We also focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner.

•       Offering attractive price points.    We offer our food and beverages at moderate price points that are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. For example, our steak entrees, which include the choice of two side items, range from $7.99 for our 6-ounce sirloin to $18.99 for our 18-ounce T-bone. The per guest average check for the restaurants we owned and operated in 2005 was $14.16. Per person average check represents restaurant sales divided by the number of guests served. We considered each sale of an entrée to be a single guest served. Our per guest average check is highly influenced by our weekday dinner only focus.

•       Offering performance-based manager compensation.    We offer a performance-based compensation program to our restaurant managers and area managers, who are called “managing partners” and “market partners,” respectively. Each of these partners earns a base salary plus a performance bonus, which represents a percentage of their respective restaurant’s pre-tax net income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.

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

The total cash cost of developing the current prototype Texas Roadhouse restaurant in which we own the land is $2.6 to $3.6 million. This cost includes $0.5 million to $1.2 million for land, $1.1 million to $1.4 million for building and site construction, approximately $0.7 million for furniture, fixtures, signage and equipment and approximately $0.3 million for pre-opening costs. When we lease the land, the total cash cost of developing our prototype restaurant is between $2.1 million and $2.4 million. As of December 27, 2005, we owned 65 properties and leased 62 properties.

Our average unit volume for 2005 was $3.9 million. The time required for a new restaurant to reach a steady level of cash flow is approximately three to six months.

Site Selection

We continue to develop and refine our site selection process. In analyzing each prospective site, management devotes significant time and resources to the evaluation of local market demographics, population density, household income levels and site-specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities, traffic counts and parking. Our management works actively with real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. Management typically requires three to six months to locate, approve and control a restaurant site and typically four to eight additional months to obtain necessary permits. Upon receipt of permits, it requires approximately four months to construct, equip and open a restaurant.

Existing Restaurant Locations

As of December 27, 2005, we had 127 company restaurants and 94 franchise restaurants in  41 states as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	2	—	2
Arizona	6	—	6
California	—	2	2
Colorado	9	3	12
Connecticut	1	—	1
Delaware	1	—	1
Florida	1	5	6
Georgia	—	7	7
Idaho	2	—	2
Illinois	4	1	5
Indiana	3	15	18
Iowa	4	—	4
Kansas	2	1	3
Kentucky	4	5	9
Louisiana	4	1	5
Maine	1	—	1
Maryland	—	5	5
Massachusetts	4	1	5
Michigan	4	2	6
Mississippi	1	—	1
Missouri	1	2	3
Montana	—	1	1
Nebraska	—	1	1
New Hampshire	1	—	1
New Jersey	1	—	1
New Mexico	2	—	2
New York	1	—	1
North Carolina	10	—	10
North Dakota	1	—	1
Ohio	5	12	17
Oklahoma	4	—	4
Pennsylvania	8	4	12
Rhode Island	1	—	1
South Carolina	—	6	6
Tennessee	—	11	11
Texas	28	4	32
Utah	1	—	1
Virginia	6	—	6
West Virginia	—	2	2
Wisconsin	3	3	6
Wyoming	1	—	1
Total	127	94	221

Food

Menu.   Texas Roadhouse restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. Our dinner entrée prices range from $6.99 to $19.99. We offer a broad assortment of specially seasoned and aged steaks, including 6 and 8 oz. Filets; 6, 8, 11 and 16 oz. Sirloins; and 10, 12 and 16 oz. Rib-eyes, hand-cut daily on the premises and cooked over open gas-fired grills. We also offer our guests a selection of fish, chicken and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Most entrée prices include made-from-scratch yeast rolls and two of the following made from scratch sides: baked potato, sweet potato, steak fries, mashed potatoes, house or Caesar salad, green beans, chili, seasoned rice, baked beans and steamed vegetables. Our menu allows guests to customize their meals by ordering steaks that are “smothered” either in cheese, onions, gravy or mushrooms and baked potatoes “loaded” with cheese and bacon. Other menu items include specialty appetizers such as the “Cactus Blossom®,” “Rib Appetizer,” and “Chicken Critters®” (chicken tenders). We also provide a “12 & Under” menu for children that includes a sirloin steak, rib basket, Chicken Critters, cheeseburger, hot dog and macaroni and cheese, all served with a beverage at prices between $2.99 and $6.99.

Almost all of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer. Managing partners are encouraged to tailor their beer selection to include regional brands and microbrews. We serve a selection of major brands of liquor and wine as well as frozen margaritas. Alcoholic beverages accounted for 11.9% of restaurant sales at Texas Roadhouse in 2005.

We have maintained a consistent menu over time, with a selection of approximately 60 menu items. We continually review our menu to consider enhancements to existing menu items or the introduction of new items. We change our menu only after guest feedback and an extensive study of the operational and economic implications. To maintain our high levels of food quality and service, we generally remove one menu item for every new menu item introduced so as to facilitate our ability to execute high quality meals on a focused range of menu items.

Food Quality.   We are committed to serving a varied menu of high-quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to ensure consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each restaurant, a fully trained meat cutter hand cuts our steaks and other restaurant team members prepare all side items and yeast rolls from scratch in the restaurants daily. We assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency and speed. Additionally, every entrée is inspected by a manager before it leaves the kitchen to ensure it matches the guest’s order and meets our standards for quality, appearance and presentation.

We employ a team of product coaches whose sole function is to provide continual, hands-on training and education to the kitchen staff in all Texas Roadhouse restaurants for the purpose of assuring uniform adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. The team currently consists of 20 product coaches, each handling an average of ten restaurants. We expect to maintain a comparable ratio of product coaches to restaurants as we continue to grow.

Purchasing.   Our purchasing philosophy is designed to consistently supply fresh, quality products to the restaurants at competitive prices while maximizing operating efficiencies. We negotiate directly with suppliers for substantially all food and beverage products to ensure consistent quality and freshness and obtain competitive prices. Certain products, such as dairy products and select produce, are purchased locally to assure freshness.

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

Service

Guest Satisfaction.   Through the use of guest surveys, our website “texasroadhouse.com,” a toll-free guest response telephone line and personal interaction in the restaurant, we receive valuable feedback from guests. Additionally, we employ an outside service to administer a “Secret Shopper” program whereby trained individuals periodically dine and comprehensively evaluate the guest experience at each of our restaurants. Particular attention is given to food and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. The resulting reports are used for follow up training feedback to both staff and management.

Atmosphere.   The atmosphere of Texas Roadhouse restaurants is intended to appeal to broad segments of the population, children and adults, families, couples, single adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere, featuring an exterior of rough-hewn cedar siding and corrugated metal. The interiors feature pine floors and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display-cooking grill and a meat cooler displaying fresh cut steaks, and may wait for seating in either a spacious, comfortable waiting area or a southwestern style bar. While waiting for a table, guests can enjoy complimentary roasted in-shell peanuts and watch as cooks prepare steaks and other entrees on the gas-fired grills. Immediately upon being seated at a table, guests can enjoy made-from-scratch yeast rolls along with roasted in-shell peanuts.

People

Management and Employees.   Each of our restaurants has one managing partner, one kitchen manager and one service manager, and, in some cases, one or more additional assistant managers. The managing partner of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant and is responsible for maintaining the standards of quality and performance established by us. We use market partners to supervise the operation of our restaurants including the continuing development of each restaurant’s management team. Through regular visits to the restaurants, the market partners ensure adherence to all aspects of our concept, strategy and standards of quality. To further assure adherence to our standards of quality and to achieve uniform execution throughout the system, we employ product coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food quality. The attentive service and high quality food, which results from each restaurant having a managing partner, two to three managers and the hands-on assistance of a product coach, are critical to our success.

Training and Development.   All restaurant employees are required to complete varying degrees of training before and during employment. Our detailed training program emphasizes our operating strategy, procedures and standards and is conducted individually at Texas Roadhouse restaurants and in groups in Louisville, Kentucky.

Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum six to twelve months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management team members are required to complete a comprehensive 16-week training course, which includes training for every position in the restaurant. All trainees are validated at pre-determined points in training by either a product coach or a training manager.

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

Marketing

Our marketing strategy aims to promote the Texas Roadhouse brand, while retaining a localized focus, to:

•       increase comparable restaurant sales by attracting new guests to our restaurants and increase the frequency of visits by our current guests;

•       support new restaurant openings to achieve restaurant sales and operating margin goals; and

•       communicate and promote the uniqueness, appeal, quality and consistency of our brand.

We accomplish these objectives through three major initiatives.

In-Restaurant Marketing.   A significant portion of our marketing fund is spent in communicating with our guests while they are in our restaurants through point of purchase materials. We believe special promotions such as Valentine’s Day and Mother’s Day drive significant repeat business. In addition, our mascot, Andy Armadillo, provides our guests with a familiar and easily identifiable face.

Local Restaurant Area Marketing.   Given our strategy to be a neighborhood destination, local area marketing is integral in developing brand awareness in each market. To enhance our visibility in new markets, we deliver free food to local businesses in connection with new store openings. Managing partners are encouraged to participate in creative community-based marketing, such as hosting local radio or television programs. We also engage in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs. For instance, our involvement with the Special Olympics, a local Little League baseball team, a local church or the Armed Forces, shows our “Legendary Care, Concern and Support” for our communities. We leverage the corresponding recognition in our public relations and marketing efforts to communicate our corporate values and mission statement to our guests. We employ marketing coordinators at the restaurant and market level to develop and execute the majority of the local marketing strategies.

Advertising.   Although our restaurant concept is not media driven, to build brand awareness we spend a limited amount of our marketing dollars on various advertising channels, including billboard, print, radio and television. These advertisements are designed to reflect “Legendary Food, Legendary Service” as well as our fun and welcoming restaurant environment.

Restaurant Franchise Arrangements

Franchise Restaurants.   As of December 27, 2005, we had 21 franchisees that operated 94 restaurants in 22 states. Franchise rights are granted for specific restaurants, and we do not grant any rights to develop a territory. Approximately 70% of our franchise restaurants are operated by eight franchisees. No franchisee operates more than 12 restaurants.

Our standard franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of franchise agreement requires the franchisee to pay a royalty fee of 4.0% of gross restaurant sales. The royalty fee varies depending on when the agreements were entered into and range from 2.0% of gross sales to the current 4.0% fee. “Gross sales” means the total selling price of all services and products related to the restaurant. Gross sales do not include:

•       employee discounts or other discounts;

•       tips or gratuities paid directly to employees by guests;

•       any federal, state, municipal or other sales, value added or retailer’s excise taxes; or

•       adjustments for net returns on salable goods and discounts allowed to guests on sales.

Franchisees are currently required to pay 0.3% of gross sales to a national advertising and marketing fund for the development of advertising materials, system-wide promotions and related marketing efforts. We have the ability under our agreements to increase the required national advertising and marketing fund contribution up to 2.5% of gross sales. We may also charge a marketing fee of 0.5% of gross sales, which we may use for market research and to develop system-wide promotional and advertising materials. A franchisee’s total required advertising contribution or spending will not be more than 3.0% of gross sales.

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

Franchise Compliance Assurance.   We have instituted a comprehensive system to ensure compliance with our systems and standards, both during the development and operating  of  franchise restaurants. After a preliminary franchise agreement is signed, we actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with the Texas Roadhouse standards and procedures. During the restaurant development phase, we approve the selection of restaurant sites and make available copies of our prototype building plans to franchisees. During construction, we review the building for compliance with our standards. We provide training to the managing partner and up to three other managers of a franchisee’s first restaurant. We also provide trainers for a period of 12 to 15 days to assist in the opening of every franchise restaurant. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment, food purchases and food preparation as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams, and focus on key areas including health, safety and execution proficiency.

To continuously improve our communications with franchisees and the consistency of the brand, we maintain a business development council that includes representatives of our franchisees, company operations personnel and vendors. The council’s functions are advisory. Its members review and comment on proposed advertising campaigns and materials and budget expenditures.

Management Services.   We provide management services to 17 of the franchise restaurants in which we or one or more of our executive officers have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services through outside sources on a pass-through cost basis. We also provide restaurant employees on a pass-through cost basis to three franchise restaurants in which we have an ownership interest. In addition, we receive a monthly fee of $1,250 from three franchise restaurants for providing payroll and accounting services.

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

Competition

According to the National Restaurant Association, or NRA, restaurant industry sales in 2006 will represent approximately 4.0% of the United States’ gross domestic product. The NRA also forecasts that restaurant industry sales will reach $511.0 billion and will encompass approximately 925,000 restaurants.

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

Trademarks

Our registered trademarks and service marks include, among others, the marks “Texas Roadhouse®” and our stylized logo. We have registered all of our marks with the United States Patent and Trademark

Office. We have registered or have registrations pending for our most significant trademarks and service marks in 12 foreign jurisdictions including the European Union. To better protect our brand, we have also registered the Internet domain name “www.texasroadhouse.com.” We believe that our trademarks, service marks, and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept.

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

In 2005, 11.9% of our restaurant sales were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

The failure of a restaurant to obtain or retain liquor or food service licenses would have a material adverse effect on the restaurant’s operations. To reduce this risk, each company restaurant is operated in accordance with procedures intended to assure compliance with applicable codes and regulations.

We are subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, as well as excess umbrella coverage of $100.0 million per occurrence, with a $10,000 deductible for the first $25.0 million.

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

Employees

As of December 27, 2005, we employed approximately 14,900 people, of whom 224 were executive and administrative personnel, 668 were restaurant management personnel and the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	50	Chairman of the Company, Director
G. J. Hart	48	President, Chief Executive Officer, Director
Steven L. Ortiz	48	Chief Operating Officer
Scott M. Colosi	41	Chief Financial Officer
Sheila C. Brown	53	General Counsel, Corporate Secretary

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

Steven L. Ortiz.   Mr. Ortiz has served as our Executive Vice President of Operations since May 2001. Upon the completion of the offering, Mr. Ortiz became Chief Operating Officer. Mr. Ortiz joined our company in 1996 as a Market Partner in which capacity he was responsible for developing and starting new Texas Roadhouse restaurants in Texas. From 1982 to 1996, Mr. Ortiz was employed by Bennigan’s Restaurants in various capacities, including General Manager, Area Director and Regional Vice President. Mr. Ortiz has over 20 years of experience in the restaurant industry.

Scott M. Colosi.   Mr. Colosi has served as our Chief Financial Officer since September 2002. From 1992 until September 2002, Mr. Colosi was employed by YUM! Brands, Inc., owner of the KFC, Pizza Hut, and Taco Bell brands. During this time, Mr. Colosi served in various financial positions and, immediately prior to joining us, was Director of Investor Relations. Mr. Colosi has 18 years of experience in the restaurant industry.

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

ITEM 1A—RISK FACTORS

From time to time in annual reports and oral statements, and in this annual report on Form 10-K, we present statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. Various factors that could adversely affect our operations, business or financial results in the future and that could cause actual results to differ materially from these expectations in forward-looking statements include, but are not limited to, those discussed below.

Risks Related to Our Business

If we fail to manage our growth effectively, it could harm our business.

Failure to manage our growth effectively could harm our business. We have grown significantly since our inception and intend to grow substantially in the future. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business and operating results could be materially adversely impacted.

You should not rely on past increases in our average unit volumes or our comparable restaurant sales as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit volumes and comparable restaurant sales, including, among other factors:

•       our ability to execute our business strategy effectively;

•       unusually strong initial sales performance by new restaurants;

•       competition;

•       weather and acts of God;

•       consumer trends;

•       introduction of new menu items; and

•       general regional and national economic conditions.

Our average unit volumes and comparable restaurant sales may not increase at rates achieved over the past several years. Changes in our average unit volumes and comparable restaurant sales could cause the price of our Class A common stock to fluctuate substantially.

Our growth strategy, which primarily depends on our ability to open new restaurants that are profitable, is subject to many factors, some of which are beyond our control.

Our objective is to grow our business and increase shareholder value by (1) expanding our base of company restaurants (and, to a lesser extent, franchise restaurants) that are profitable and (2) increasing sales and profits at existing restaurants. While both these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis. We expect this to continue to be the case in the future.

We cannot assure you that we will be able to open new restaurants in accordance with our expansion plans. We have experienced delays in opening some of our restaurants in the past and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our growth strategy. One of our biggest challenges in executing our growth strategy is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable restaurant sites in our target markets is intense and we cannot assure you that we will be able to find sufficient suitable locations, or suitable purchase or lease terms, for our planned expansion in any future period. Our ability to open new restaurants will also depend on numerous other factors, some of which are beyond our control, including, but not limited to, the following:

•       our ability to hire, train and retain qualified operating personnel, especially market partners and managing partners;

•       the availability of construction materials and labor;

•       our ability to control construction and development costs of new restaurants;

•       our ability to secure required governmental approvals and permits in a timely manner, or at all;

•       our ability to secure liquor licenses;

•       the cost and availability of capital to fund construction costs and pre-opening expenses; and

•       weather and acts of God.

Once opened, we anticipate that our new restaurants will generally take several months to reach planned operating levels due to start-up inefficiencies typically associated with new restaurants. We cannot assure you that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants. Our ability to operate new restaurants profitably will depend on numerous factors, some of which are beyond our control, including, but not limited to, the following:

•       competition;

•       consumer acceptance of our restaurants in new markets;

•       the ability of the market partner and the managing partner to execute our business strategy at the new restaurant;

•       general regional and national economic conditions;

•       changes in government regulation; and

•       road construction and other factors limiting access to the restaurant.

Our failure to successfully open new restaurants that are profitable in accordance with our growth strategy could harm our business and future prospects.

Our franchisees could take actions that could harm our business.

Our franchisees are contractually obligated to operate their restaurants in accordance with Texas Roadhouse standards. We also provide training and support to franchisees. However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our standards, the Texas Roadhouse image and reputation could be harmed, which in turn could adversely affect our business and operating results.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•       the timing of new restaurant openings and related expenses;

•       restaurant operating costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;

•       labor availability and costs for hourly and management personnel;

•       profitability of our restaurants, especially in new markets;

•       changes in interest rates;

•       increases and decreases in average unit volumes and comparable restaurant sales;

•       impairment of long-lived assets, including goodwill, and any loss on restaurant closures;

•       general economic conditions, both nationally and locally;

•       negative publicity relating to the consumption of beef or other products we serve;

•       changes in consumer preferences and competitive conditions;

•       expansion to new markets;

•       increases in infrastructure costs; and

•       fluctuations in commodity prices.

Our business is also subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter and summer months of each year. As a result, our quarterly operating results and comparable restaurant sales may fluctuate as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our Class A common stock would likely decrease.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued services and performance of our key management personnel, particularly G. J. Hart, our president and chief executive officer; Scott M. Colosi,

our chief financial officer; Steven L. Ortiz, our chief operating officer; and W. Kent Taylor, our founder and chairman. Our future performance will depend on our ability to motivate and retain these and other key officers and managers, particularly market partners and managing partners. Competition for these employees is intense. The loss of the services of members of our senior management or other key officers or managers or the inability to attract additional qualified personnel as needed could materially harm our business.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including the Texas Roadhouse® name and logo, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.

We cannot assure you that third parties will not claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, financial condition or liquidity.

We may need additional capital in the future and it may not be available on acceptable terms.

The development of our business may require significant additional capital in the future to, among other things, fund our operations and growth strategy. We have historically relied upon bank financing and private sales of equity interests in certain restaurants to fund our operations. Going forward, we will continue to rely on bank financing and also expect to access the debt and equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our outstanding debt. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

Our existing credit facility limits our ability to incur additional debt.

Our credit facility prohibits us from incurring additional debt outside the facility except for equipment financing up to $3 million, unsecured debt up to $500,000, up to $20 million of debt incurred by majority-owned companies formed to own new restaurants and up to $30 million in debt assumed in connection with acquiring franchise restaurants. Additionally, the lenders’ obligation to extend credit under the facility depends on our maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. If we are unable to maintain these ratios, we would be unable to obtain additional financing under this facility.

We have also entered into other loan agreements with other lenders to finance various restaurants which impose financial covenants. Our loan agreement for our Mesquite, Texas restaurant requires us to maintain a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00. Our loan agreement with another lender for our Pasadena, Texas restaurant also requires a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00. Our loan agreement with a third lender for our New Philadelphia, Ohio restaurant requires a minimum fixed charge coverage ratio of 1.30 to 1.00. Finally, we have multiple loan agreements with a fourth lender for our restaurants located in Peoria, Arizona, Charlotte, North Carolina, and Wilmington, North Carolina, each of which imposes a covenant to maintain a debt coverage ratio of 1.20 to 1.00. A default under these loan agreements could result in a default under our existing credit facility, which in turn would limit our ability to secure additional funds under that facility. We are currently in compliance with all of our lenders’ covenants. None of our other long-term loan agreements imposes financial covenants or otherwise limits our ability to borrow.

The acquisition of existing restaurants from our franchisees and licensees may have unanticipated consequences that could harm our business and our financial condition.

We have previously announced our intention to selectively acquire existing restaurants from our franchisees or licensees. To do so, we will need to identify suitable acquisition candidates, negotiate acceptable acquisition terms if not already addressed in the franchise agreement, and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•       material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

•       risks associated with entering into markets or conducting operations where we have no or limited prior experience; and

•       the diversion of management’s attention from other business concerns.

Future acquisitions of existing restaurants from our franchisees or licensees, which may be accomplished through a cash purchase transaction, the issuance of shares of our Class A common stock or a combination of both, could have a dilutive impact on holders of our Class A common stock, and result in the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other tangible and intangible assets, any of which could harm our business and financial condition.

Approximately 22% of our company restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

As of December 27, 2005, we operated a total of 28 company restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk of expanding into new markets is the lack of market awareness of the Texas Roadhouse® brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby affecting our overall profitability.

Risks Relating to the Food Service Industry

Our business is affected by changes in consumer preferences and discretionary spending.

Our success depends, in part, upon the popularity of our food products. Shifts in consumer preferences away from our restaurants or cuisine, particularly beef, would harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the terrorist attacks on the United States on September 11, 2001. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business, financial condition and liquidity.

Our success depends on our ability to compete with many food service businesses.

The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of taste, quality and price of products offered, guest service, atmosphere, location and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the casual dining restaurant industry better than we can. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees.

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices, particularly proteins, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions, food safety concerns, product recalls and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a moderately priced product, we may not seek to or be able to pass along price increases to our guests.

We currently purchase most of our beef from one of the largest beef suppliers in the country. If this vendor were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

The food service industry is affected by litigation and publicity concerning food quality, health and other issues, which can cause guests to avoid our restaurants and result in significant liabilities or litigation costs.

Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging guests from eating at our restaurants. We could also incur significant liabilities if a lawsuit or claim results in a decision against us or litigation costs regardless of the result.

In June 2004, we voluntarily closed our Fort Collins, Colorado restaurant for two days while local health officials investigated reports from more than 200 customers and employees that had become ill with flu-like symptoms after spending time in the restaurant on one Saturday. None of the persons interviewed was hospitalized. We understand that investigators for the local health authorities have concluded that the illnesses were caused by a norovirus. This is a common virus that is rapidly transmitted by person-to-person contact in enclosed spaces such as restaurants, nursing homes and hospitals, schools and day care centers and vacation settings including cruise ships. According to the Centers for Disease Control, an estimated 23 million cases of acute gastroenteritis annually are due to norovirus infection. Local health department officials were unable to determine the cause of the norovirus outbreak in our restaurant. To date, the incident has not had an adverse impact on any of our restaurants other than the one where it occurred, and no lawsuits or other proceedings have been initiated as a result of the incident. Continued adverse publicity or legal proceedings arising from the incident could harm our business.

Health concerns relating to the consumption of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally. In recent years there has been negative publicity concerning e-coli, hepatitis A, “mad cow,” “foot-and-mouth” disease and “bird flu.” This negative publicity, as well as any other negative publicity concerning food products we serve, may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the negative publicity by changing our concept or our menu, we may lose guests who do not prefer the new concept or menu, and may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Our business could be adversely affected by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs or otherwise, would adversely impact our operating expenses. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff, to keep pace with our growth strategy. If we are unable to do so, our results of operations may be adversely affected.

We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants and compliance with laws could adversely affect our operating results.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. The failure to obtain and maintain these licenses, permits and approvals, including liquor licenses, could adversely affect our operating results. Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may revoke, suspend or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations.

In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. A number of factors could adversely affect our operating results, including:

•       additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits;

•       increased tax reporting and tax payment requirements for employees who receive gratuities;

•       a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements; and

•       increased employee litigation including claims relating to the Fair Labor Standards Act.

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for disabled persons.

Complaints or litigation may hurt us.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, or we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition, results of operations and liquidity. Further, adverse publicity resulting from these allegations may materially adversely affect us and our restaurants.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism. Such damages could have a material adverse effect on our business and results of operations. In addition, we self-insure a significant portion of expected losses under our workers compensation, general liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Risks Related to Our Stock and Corporate Structure

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions include, among other things, elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings and “blank check” preferred stock. Blank check preferred stock enables our Board of Directors, without approval of the Class A shareholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board of directors may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board of Directors may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their Class A common stock.

The Delaware General Corporation Law prohibits us from engaging in “business combinations” with “interested shareholders” (with some exceptions) unless such transaction is approved in a prescribed manner. The existence of this provision could have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging attempts that might result in a premium over the market price for our common stock.

There may be an adverse effect on the value of our Class A common stock due to the disparate voting rights of our Class A common stock and our Class B common stock.

The holders of our Class A common stock and Class B common stock generally have identical rights except that (1) on all matters to be voted on by stockholders, holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share, and (2) holders of our Class A common stock are not entitled to vote on any alteration of the powers, preferences or special rights of the Class B common stock that would not adversely affect the holders of our Class A common stock. The difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the value of the Class A common stock to the extent that any investor or potential future purchaser of our Class A common stock ascribes value to the superior voting rights of our Class B common stock.

Our founder and chairman controls our company and this control could inhibit potential changes of control.

As of February 24, 2006, our founder and chairman, W. Kent Taylor, beneficially owned all our outstanding shares of Class B common stock and 13,945,312 shares of Class A common stock, representing approximately 55% of our voting power. As a result, Mr. Taylor has the ability to control our management and affairs and the outcome of all matters requiring stockholder approval, including the election and removal of our entire Board of Directors, and any merger, consolidation or sale of all or substantially all of our assets. The Class B common stock has ten votes per share, while Class A common stock has one vote per share. While this dual-class structure is in effect, Mr. Taylor is able to control all matters submitted to our stockholders even if in the future he were to own significantly less than 50% of the equity of our company. This concentrated control could discourage others from initiating any potential merger takeover or other change of control transaction that may otherwise be beneficial to our businesses. As a result, the market price of Class A common stock could be adversely affected.

Our founder and chairman controls our company and his interests may differ from your interests.

As a result of W. Kent Taylor’s controlling interests in our company as described above, Mr. Taylor is able to exercise a controlling influence over our business and affairs and to unilaterally determine the outcome of any matter submitted to a vote of our stockholders. Mr. Taylor’s interests in our company may differ from the interests of our other stockholders, and Mr. Taylor could take actions or make decisions that are not in your best interests.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 27, 2005, we leased 48,853 square feet. Our leases expire between March 31, 2014 and May 31, 2015. We have rights to expand our leased space as additional space in the building becomes available. We have an option to renew the lease for an additional five years. Of the 127 company restaurants in operation as of December 27, 2005, 65 locations are owned and 62 are leased, as shown in the following table.

	Location	State	Owned/ Leased
1.	Clarksville	Indiana	Leased
2.	Gainesville	Florida	Leased
3.	Louisville	Kentucky	Owned
4.	New Philadelphia	Ohio	Leased
5.	Louisville	Kentucky	Leased
6.	Elizabethtown	Kentucky	Owned
7.	Grand Junction	Colorado	Leased
8.	Grand Prairie	Texas	Leased
9.	Cedar Falls	Iowa	Leased
10.	Killeen	Texas	Owned
11.	Thornton	Colorado	Leased
12.	Lancaster	Pennsylvania	Leased
13.	Salt Lake City	Utah	Leased
14.	Texarkana	Texas	Owned
15.	Abilene	Texas	Owned
16.	Shively	Kentucky	Leased
17.	Champaign	Illinois	Owned
18.	Fayetteville	North Carolina	Leased
19.	Pueblo	Colorado	Owned
20.	Decatur	Illinois	Leased
21.	Greeley	Colorado	Owned
22.	Waco	Texas	Owned
23.	Fort Wayne	Indiana	Owned
24.	Hickory	North Carolina	Leased
25.	Lansing	Michigan	Owned
26.	Boise	Idaho	Leased
27.	Pasadena	Texas	Owned
28.	Gastonia	North Carolina	Leased
29.	Idaho Falls	Idaho	Leased
30.	Aurora	Colorado	Leased
31.	Cedar Rapids	Iowa	Leased
32.	Concord	North Carolina	Leased
33.	College Station	Texas	Leased
34.	Joliet	Illinois	Leased
35.	Live Oak	Texas	Owned
36.	Arvada	Colorado	Leased
37.	Mesquite	Texas	Leased

38.	Wilmington	North Carolina	Owned
39.	Dickson City	Pennsylvania	Leased
40.	Fort Collins	Colorado	Owned
41.	Peoria	Arizona	Owned
42.	Houston	Texas	Owned
43.	Mesa	Arizona	Leased
44.	Pineville	North Carolina	Owned
45.	Brooklyn	Ohio	Leased
46.	Elyria	Ohio	Leased
47.	Reading	Pennsylvania	Owned
48.	Tyler	Texas	Leased
49.	Richmond	Virginia	Owned
50.	Elkhart	Indiana	Owned
51.	Corpus Christi	Texas	Owned
52.	Oklahoma City	Oklahoma	Leased
53.	Cheyenne	Wyoming	Owned
54.	West Phoenix	Arizona	Owned
55.	N. Dartmouth	Massachusetts	Leased
56.	Friendswood	Texas	Leased
57.	York	Pennsylvania	Owned
58.	Toledo	Ohio	Owned
59.	Davenport	Iowa	Owned
60.	Methuen	Massachusetts	Owned
61.	Kenosha	Wisconsin	Leased
62.	Sterling Heights	Michigan	Owned
63.	East Peoria	Illinois	Leased
64.	Bear	Delaware	Owned
65.	Lynchburg	Virginia	Owned
66.	N. Oklahoma City	Oklahoma	Leased
67.	Asheville	North Carolina	Leased
68.	Madison Heights	Michigan	Leased
69.	Harvey	Louisiana	Leased
70.	Christiansburg	Virginia	Leased
71.	San Antonio	Texas	Owned
72.	Lubbock	Texas	Owned
73.	Roseville	Michigan	Leased
74.	Conroe	Texas	Owned
75.	Tulsa	Oklahoma	Leased
76.	Denton	Texas	Owned
77.	Amarillo	Texas	Owned
78.	Fort Worth	Texas	Owned
79.	Lake Charles	Louisiana	Owned
80.	Brockton	Massachusetts	Leased
81.	McAllen	Texas	Owned
82.	Nashua	New Hampshire	Owned
83.	Erie	Pennsylvania	Owned
84.	Green Bay	Wisconsin	Owned
85.	Olathe	Kansas	Owned

86.	Vestal	New York	Leased
87.	Wichita Falls	Texas	Owned
88.	Yorktown	Virginia	Owned
89.	Durham	North Carolina	Leased
90.	Littleton	Colorado	Owned
91.	Cranston	Rhode Island	Leased
92.	Chantilly	Virginia	Leased
93.	Longview	Texas	Leased
94.	Springfield	Massachusetts	Leased
95.	Topeka	Kansas	Owned
96.	El Paso	Texas	Owned
97.	Yuma	Arizona	Owned
98.	Millville	New Jersey	Leased
99.	Bethlehem	Pennsylvania	Leased
100.	Winston-Salem	North Carolina	Owned
101.	Royersford	Pennsylvania	Leased
102.	Pelham	Alabama	Owned
103.	Lafayette	Louisiana	Leased
104.	Willoughby	Ohio	Owned
105.	Parker	Colorado	Owned
106.	Baton Rouge	Louisiana	Leased
107.	Austin	Texas	Owned
108.	Las Cruces	New Mexico	Leased
109.	Jacksonville	North Carolina	Owned
110.	Oklahoma City - West	Oklahoma	Owned
111.	Harrisburg	Pennsylvania	Leased
112.	Odessa	Texas	Owned
113.	Marana	Arizona	Owned
114.	Horn Lake	Mississippi	Owned
115.	Victoria	Texas	Owned
116.	Bedford	Texas	Owned
117.	Tuscon—East	Arizona	Leased
118.	Chesapeake	Virginia	Leased
119.	Bangor	Maine	Leased
120.	Florence	Alabama	Owned
121.	Urbandale	Iowa	Owned
122.	Hartford	Connecticut	Leased
123.	Waukesha	Wisconsin	Owned
124.	Bismarck	North Dakota	Leased
125.	El Paso	Texas	Leased
126.	Albuquerque	New Mexico	Owned
127.	Springfield	Missouri	Leased

ITEM 3—LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, we are not a party to any litigation that we believe would have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the Nasdaq National Market under the symbol TXRH. The Class A common stock has been quoted on the Nasdaq National Market since October 5, 2004. On August 18, 2005, the Company declared a two-for-one stock split of the Company’s Class A and Class B common stock to stockholders of record as of the close of business on September 6, 2005. The stock split was effected in the form of a 100% stock dividend on September 23, 2005. All share and per share information included throughout this report for all periods presented has been adjusted to retroactively reflect the stock split. The quarterly high and low closing price of our Class A common stock for the quarterly periods since October 5, 2004 were as follows:

	High	Low
Year ended December 28, 2004
Fourth Quarter	$14.73	$10.19
Year ended December 27, 2005
First Quarter	$16.12	$13.04
Second Quarter	$17.55	$12.84
Third Quarter	$19.05	$13.57
Fourth Quarter	$16.89	$13.95

The number of holders of record of our Class A common stock as of February 24, 2006 was 367. The number of holders of record of our Class B common stock as of February 24, 2006 was one. There is no established trading market for our Class B common stock.

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

Issuer Repurchases of Securities

During the year ended December 27, 2005, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our Class A common stock.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected consolidated financial data as of and for the years 2005 and 2004 from our audited consolidated financial statements. The 2004 financial data give effect to the combination of our operations under Texas Roadhouse, Inc., a “C” corporation, and the closing of the Company’s initial public offering, both of which occurred on October 8, 2004. The 2004 financial data also give effect to an income tax provision for the period after October 8, 2004 and include an adjustment to establish a deferred tax liability related to the $5.0 million excess of the reported amounts of the Company’s assets and liabilities over the tax basis of those assets and liabilities at October 8, 2004.

The balance sheet data as of December 27, 2005 give effect to the issuance of 700,000 shares of Class A common stock in connection with our follow-on Class A common stock offering on July 5, 2005. Additionally, on August 18, 2005, we declared a two-for-one stock split of our Class A and Class B common stock to stockholders of record as of the close of business on September 6, 2005. The stock split was effected in the form of a 100% stock dividend on September 23, 2005. All share and per share information included in this report for all periods presented have been adjusted to retroactively reflect the stock split.

The balance sheet data as of December 28, 2004 give effect to the issuances of 61,856,680 shares of Class A common stock and 5,265,376 shares of Class B common stock in connection with the combination of our operations under Texas Roadhouse, Inc. and our initial public offering.

The 61,856,680 shares of Class A common stock referred to in the preceding paragraph include:

•       an aggregate of 37,664,318 shares of Class A common stock that were issued in connection with the combination of the operations of Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. and WKT Restaurant Corp. under Texas Roadhouse, Inc.;

•       3,509,062 shares of Class A common stock that were issued to Mr. Taylor for his majority interest in Texas Roadhouse Development Corporation;

•       1,342,178 shares of Class A common stock that were issued to Mr. Taylor for his interest in nine controlled franchise restaurants;

•       6,178,160 shares of Class A common stock that were issued in the acquisition of the remaining equity interests in all of our 31 majority-owned or controlled company restaurants and Texas Roadhouse Development Corporation and all of the equity interests in one franchise restaurant; and

•       13,162,962 shares of Class A common stock issued and sold in our initial public offering.

The selected consolidated financial data as of and for the years 2001 through 2003 and from December 31, 2003 through October 8, 2004 were derived from our audited consolidated financial statements and present the consolidated operations of Texas Roadhouse Holdings LLC and its wholly-owned and majority-owned restaurants, Texas Roadhouse Development Corporation, Texas Roadhouse Management Corp., WKT Restaurant Corp., and nine franchise restaurants, all of which were entities under the common control of Mr. Taylor. The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. Beginning with fiscal year 2002, for operational reasons, the Company changed its fiscal year end from the last Sunday in December to the last Tuesday in December. This change resulted in fiscal year 2002 consisting of 52 weeks and two days as compared to fiscal years 2003, 2004 and 2005, which were all 52 weeks in length. The Company utilizes a 13 week accounting period for quarterly reporting purposes. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$448,341	$354,190	$279,519	$226,756	$154,359
Franchise royalties and fees	10,443	8,821	6,934	6,080	5,553
Total revenue	458,784	363,011	286,453	232,836	159,912
Income from operations	47,296	38,682	34,258	26,312	13,689
Income before taxes	46,614	28,860	23,143	16,953	7,291
Provision for income taxes(1)	16,292	7,159	—	—	—
Net income	$30,322	$21,701	$23,143	$16,953	$7,291

		Pro forma
Historical net income		$21,701	$23,143	$16,953	$7,291
Pro forma provision for income taxes(2)		7,869	8,379	6,041	2,559
Net income adjusted for pro forma provision for income taxes		$13,832	$14,764	$10,912	$4,732
Net income per common share:
Basic	$0.44	$0.27	$0.31	$0.23	$0.10
Diluted	$0.42	$0.24	$0.30	$0.22	$0.10
Weighted average shares outstanding(3):
Basic	68,677	51,890	46,880	46,668	46,974
Diluted	72,565	56,514	49,544	49,376	48,286

	Fiscal Year
	2005	2004	2003	2002	2001
	($ in thousands)
Consolidated Balance Sheet Data:
Total assets	$312,593	$275,854	$148,193	$128,527	$96,428
Long-term debt, net of current maturities	6,255	12,760	56,254	59,094	35,092
Obligations under capital leases, net of current maturities	626	771	914	1,095	1,381
Total liabilities	80,367	101,944	104,606	95,690	75,238
Minority interest	651	699	5,685	5,850	4,655
Total stockholders’ equity	231,575	173,211	37,902	26,987	16,535
Selected Operating Data:
Company restaurants:
Number open at end of period	127	107	87	77	56
Average unit volumes(4)	$3,891	$3,679	$3,401	$3,270	$3,313
Comparable restaurant sales growth(5)	5.6%	7.6%	3.4%	3.7%	1.5%
Net cash provided by operating activities	$64,384	$57,275	$42,158	$31,718	$22,502
Net cash used in investing activities	$(61,021)	$(49,735)	$(26,524)	$(32,764)	$(35,769)
Net cash (used in) provided by financing activities	$(20,611)	$32,967	$(17,722)	$4,945	$9,894

(1)          Until October 8, 2004, we operated as a limited liability company and were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf and there is no provision for income taxes prior to October 8, 2004 in our consolidated financial statements.

Our results for the year ended December 28, 2004 include a cumulative net deferred income tax provision of $5.0 million. As a result of our conversion from a nontaxable limited liability company to a taxable “C” corporation as of our October 8, 2004 initial public offering, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we established the beginning balances in our deferred tax assets and liabilities. Our net deferred tax liabilities are comprised primarily of differences in depreciation which were previously expensed for income tax purposes, but had not yet been expensed for financial reporting purposes. Such amounts were required to be recognized through the income tax provision in the period of the change in our tax status.

Our actual effective tax rate for 2005 was 34.9%, comprised of a combined state tax rate of 3.1% and an effective federal rate of 31.8%. Our actual effective tax rate for October 8, 2004 through December 28, 2004 was 33.6%, excluding the $5.0 million deferred tax charge discussed above, comprised of a combined state tax rate of 3.4% and an effective federal rate of 30.2%.

(2)          The pro forma provision for income taxes gives effect to our reorganization as a “C” corporation. The adjustment is based upon the information shown in the table below. The combined state tax rate is our estimate of the average state tax rate we would have incurred based on the mix and volume of business we do in the states and the relevant apportionment factors for those states. The combined federal and state tax rates shown below give effect to the deductibility of state taxes at the federal level and tip tax credits from 2001 through October 7, 2004.

	2004	2003	2002	2001
Effective federal tax rate	31.6%	32.5%	32.1%	31.0%
Combined state tax rate	3.3%	3.7%	3.5%	4.1%
Combined effective federal and state tax rate	34.9%	36.2%	35.6%	35.1%

(3)   The following table sets forth the calculation of pro forma weighted average shares outstanding (in thousands):

	Fiscal Year
	2005	2004	2003	2002	2001
Net income (2004, 2003, 2002 and 2001 adjusted for pro forma income taxes)	$30,322	$13,832	$14,764	$10,912	$4,732
Weighted-average common shares outstanding:
Shares—basic	68,677	51,890	46,880	46,668	46,974
Shares assumed issued on exercise of dilutive share equivalents	8,183	9,016	7,440	6,592	4,950
Shares assumed purchased with proceeds of dilutive share equivalents	(4,295)	(4,392)	(4,776)	(3,884)	(3,638)
Total	72,565	56,514	49,544	49,376	48,286
Basic EPS	$0.44	$0.27	$0.31	$0.23	$0.10
Diluted EPS	$0.42	$0.24	$0.30	$0.22	$0.10

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

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 27, 2005, 221 Texas Roadhouse restaurants were operating in 41 states. We owned and operated 127 restaurants in 33 states, and franchised and licensed an additional 94 restaurants in 22 states.

The first Texas Roadhouse restaurant opened in Clarksville, Indiana in February 1993. As of December 27, 2005, 221 Texas Roadhouse restaurants were in existence including:

•       127 “company restaurants,” of which 124 were wholly-owned and three were majority-owned. The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “minority interest” in our consolidated statements of income.

•       94 “franchise restaurants,” of which 90 were franchise restaurants and four were license restaurants. We have a 10.0% ownership interest in three franchise restaurants, a 5.0% ownership interest in 13 franchise restaurants, and a 1.0% ownership in one franchise restaurant. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “equity income from investments in unconsolidated affiliates” in our consolidated statements of income. Additionally, we provide various management services to 17 franchise restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in the three majority-owned company restaurants and (ii) 68 of the franchise restaurants. On December 28, 2005, we acquired 11 franchise restaurants through a combination of cash and Class A common stock. As a result of this acquisition, we had 138 company restaurants and 83 franchise restaurants on December 28, 2005.

Presentation of Financial and Operating Data

We operate on a fiscal year that ends on the last Tuesday in December. Fiscal years 2005, 2004 and 2003 were 52 weeks in length. Our quarters are 13 weeks in length.

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

On August 18, 2005, the Company declared a two-for-one stock split of the Company’s Class A and Class B common stock to stockholders of record as of the close of business on September 6, 2005. The stock split was effected in the form of a 100% stock dividend on September 23, 2005. All share and per share information included in this report for all periods presented have been adjusted to retroactively reflect the stock split.

Public Offerings and Corporate Reorganization

In connection with our follow-on Class A common stock offering on July 5, 2005, we:

•       issued and sold 700,000 new shares of Class A common stock at $17.38 per share, raising approximately $11.0 million after underwriting discounts and transaction costs;

•       repaid $4.0 million of indebtedness on our credit facility with the proceeds raised in the offering; and

•       used the remaining proceeds to fund development of new restaurants and for general corporate purposes.

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

•       issued and sold 13,162,962 new shares of Class A common stock at $8.75 per share, raising approximately $105.1 million after underwriting discounts and transactions costs;

•       repaid $68.9 million of indebtedness on our then existing credit facility with the proceeds raised in the public offering;

•       recorded distributions payable of $31.2 million to the equity holders of Texas Roadhouse Holdings LLC in redemption of its preferred shares relating to its income for the periods prior to October 8, 2004; and

•       recorded a cumulative net deferred tax liability and a corresponding charge to our provision for income taxes of approximately $5.0 million.

Long-Term Strategies to Grow Earnings Per Share

Our long-term strategies with respect to increasing net income and earnings per share include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing and new markets. We will remain focused primarily on mid-sized markets where we believe there exists a significant demand for our restaurants because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. Restaurants that we owned and operated for the full six months before the beginning of 2005 generated average unit volumes of $3.9 million for 2005. Our average cash investment to develop and open a new restaurant, including the cost of land and pre-opening expenses, is $2.6 million to $3.6 million. Our ability to expand our restaurant base is influenced by factors beyond our control and therefore we may not be able to achieve our anticipated growth.

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

Key Operating Personnel

Key personnel who have a significant impact on the performance of our restaurants include managing and market partners. Each company restaurant has one managing partner who serves as the general manager. Market partners can provide supervisory services for 12 to 14 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. The managing partner of each company restaurant and their corresponding market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing and market partners includes a base salary plus a percentage of the pre-tax net income of the restaurant(s) they operate or supervise. Managing and market partners are eligible to participate in our stock option plan and are required to make deposits of $25,000 and $50,000, respectively, towards the exercise price of such options.

We expect that approximately 90% of our growth in the next several years will be in markets where we have an existing market partner. The remainder will be in markets where we have yet to hire a market partner. Each year, for the next several years, we expect to develop restaurants in one or two new markets.

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

General and Administrative Expenses.   General and administrative expenses (“G&A”) are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. Supervision and accounting fees received from certain franchise restaurants and license restaurants are offset against general and administrative expenses.

Depreciation and Amortization Expenses.   Depreciation and amortization expenses (“D&A”) includes the depreciation of fixed assets.

Interest Expense, Net.   Interest expense includes the cost of our debt obligations including the amortization of loan fees, offset by interest income and capitalized interest. In 2004, interest expense included write-offs of loan fees related to the disposition of the July 2003 facility.

Minority Interest.   Our consolidated subsidiaries at December 27, 2005 included four majority-owned restaurants, three of which were open. Our consolidated subsidiaries at December 28, 2004 included three majority-owned restaurants, two of which were open. Minority interest represents the portion of income attributable to the other owners of the majority-owned restaurants and, for periods prior to our IPO, Texas Roadhouse Development Corporation.

Equity Income from Unconsolidated Affiliates.   We own a 10.0% equity interest in three franchise restaurants, a 5.0% interest in 13 franchise restaurants, and a 1.0% equity interest in one franchise restaurant, all of which were open and operating at December 27, 2005. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

	Results of Operations
	Fiscal Year
	2005		2004		2003
	$	%	$	%	$	%
	($ in thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	448,341	97.7	354,190	97.6	279,519	97.6
Franchise royalties and fees	10,443	2.3	8,821	2.4	6,934	2.4
Total revenue	458,784	100.0	363,011	100.0	286,453	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	158,004	35.2	123,531	34.9	91,904	32.9
Labor	122,090	27.2	97,196	27.4	78,070	27.9
Rent	8,397	1.9	8,261	2.3	6,005	2.1
Other operating	75,083	16.7	58,044	16.4	47,382	17.0
(As a percentage of total revenue)
Pre-opening	6,178	1.3	5,237	1.4	2,571	0.9
Depreciation and amortization	14,582	3.2	11,005	3.0	8,562	3.0
General and administrative	27,154	5.9	21,055	5.8	17,701	6.2
Total costs and expenses	411,488	89.7	324,329	89.3	252,195	88.0
Income from operations	47,296	10.3	38,682	10.7	34,258	12.0
Interest expense, net	263	(0.1)	4,654	(1.3)	4,350	(1.5)
Minority interest	549	(0.1)	5,278	(1.5)	6,704	(2.3)
Equity income (loss) from investments in unconsolidated affiliates	130	0.0	110	0.0	(61)	0.0
Income before taxes	46,614	10.2	28,860	8.0	23,143	8.2
Provision for income taxes	16,292	3.6	7,159	2.0	—	0.0
Net income	30,322	6.6	21,701	6.0	23,143	8.2

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 31, 2002	77	65	142
Openings	10	10	20
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—
Balance at December 30, 2003	87	75	162
Openings	19	12	31
Acquisitions (Dispositions)	1	(1)	—
Closures	—	—	—
Balance at December 28, 2004	107	86	193
Openings	20	8	28
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—
Balance at December 27, 2005	127	94	221

Year Ended December 27, 2005 Compared to Year Ended December 28, 2004

Restaurant Sales.   Restaurant sales increased by 26.6% in 2005 as compared to 2004. This increase was primarily attributable to the opening of new restaurants and comparable restaurant sales growth. The following table summarizes additional factors that influenced the changes in restaurant sales at company restaurants for 2005 and 2004.

	2005	2004
Company Restaurants
Store weeks	5,984	4,920
Comparable restaurant sales growth	5.6%	7.6%
Average unit volumes (in thousands)	$3,891	$3,679

The table above includes the impact of increased menu pricing of approximately 1.8%, 0.5% and 2.0% implemented in November 2003, March 2004 and November 2004, respectively. All of these menu price increases were principally driven by a significant industry wide increase in commodity costs.

In 2006, we plan to open 23 to 24 additional company restaurants. We have either begun construction or have sites currently under contract for purchase or lease for all of these restaurants. On December 28, 2005, we acquired 11 franchise restaurants. We estimate that these acquisitions will be accretive to 2006 diluted earnings per share by approximately $0.02 prior to any acquisition-related one-time charges. We will record a settlement loss of approximately $0.8 million on the first quarter 2006 acquisitions as discussed in note 22 to the consolidated financial statements. We expect to continue to evaluate opportunities for acquiring additional franchise restaurants in 2006.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $1.6 million, or by 18.4%, from 2004 to 2005. This increase was primarily attributable to the opening of new franchise restaurants and comparable restaurant sales growth. Franchise restaurant count activity is shown in the restaurant unit activity table above. In 2006, franchisees plan to open three to four new franchise restaurants. As a result of acquiring 11 franchise restaurants on December 28, 2005, we expect that franchise royalties will decrease during fiscal 2006. These acquired franchise restaurants generated approximately $1.3 million in franchise royalties in 2005.

Restaurant Cost of Sales.   Restaurant cost of sales increased as a percentage of restaurant sales to 35.2% in 2005 from 34.9% in 2004. This percentage increase was primarily due to the higher cost of pork ribs and was partially offset by menu price increases of approximately 2%.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, decreased to 27.2% in 2005 from 27.4% in 2004. The percentage of sales benefit generated from comparable restaurant sales growth more than offset modest wage rate inflation.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, decreased to 1.9% in 2005 from 2.3% in 2004. In the fourth quarter of 2004, we recorded a $1.2 million pre-tax, non-cash charge due to the correction of our lease accounting practices. Excluding this charge, restaurant rent expense, as a percentage of restaurant sales, decreased slightly to 1.9% in 2005 from 2.0% in 2004 due primarily to the percentage of sales benefit generated from comparable restaurant sales growth.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, increased to 16.7% in 2005 from 16.4% in 2004. The percentage increase was due in part to higher credit card fees, gift card fees, utilities and hurricane-related closure costs. The increase was partially offset by decreases in general liability insurance, supplies costs and equipment rent. Credit card fees included a $0.8 million (0.2% as a percentage of sales) pre-tax, non-cash charge to recognize these fees on an accrual basis. As a result of this change, we have approximately 13 months of credit card fees in 2005 and 12 months in 2004 and future years. Gift card fees increased in 2005 due to the decrease in gift card breakage as compared to 2004. In 2004, we recorded a cumulative adjustment for gift card breakage of $1.7 million for cards sold from 2000 to 2004 and still outstanding at the end of 2004. In 2005, we recorded gift card breakage of $0.7 million on gift cards sold. We currently expect the increased costs of utilities (0.3% as a percentage of sales) to continue into fiscal 2006. In 2005, we recorded a $0.8 million (0.2% as a percentage of sales) decrease in general liability insurance expense due to changes in our claim development history based on our fourth quarter actuarial analysis compared to a $1.0 million (0.3% as a percentage of sales) increase in 2004.

Restaurant Pre-opening Expenses.   Pre-opening expenses in 2005 increased to $6.2 million from $5.2 million in 2004. We opened 20 restaurants in 2005 compared to 19 restaurants in 2004. In addition, pre-opening costs were incurred in both periods for restaurant openings in progress. Pre-opening costs will fluctuate from period to period, based on the number and timing of restaurant openings. We expect to incur additional pre-opening expense in 2006 of approximately $0.5 million to $0.6 million related to expensing rental costs associated with the construction of new restaurants as required by Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period as discussed in note 2 to the consolidated financial statements.

Depreciation and Amortization Expenses.   D&A, as a percentage of revenue, increased to 3.2% in 2005 from 3.0% in 2004. The increases were related to capital spending on new restaurants.

General and Administrative Expenses.   G&A increased in 2005 to $27.1 million (5.9% of revenue) from $21.1 million (5.8% of revenue) in 2004. This increase was primarily due to general business growth and public company costs which did not exist until the fourth quarter of 2004.

Interest Expense, Net.   Interest expense decreased to $0.3 million in 2005 from $4.7 million in 2004. Interest expense in 2005 included interest income of $0.6 million. Excluding this income, interest expense decreased by approximately $3.8 million from 2004 to 2005 due to a significant reduction in our long term debt.

In the first quarter of 2006, we acquired the land and buildings leased by eight of the 11 franchise restaurants acquired on December 28, 2005. In conjunction with these acquisitions, we borrowed $17.0 million under our credit facility primarily to fund the $15.6 million purchase price of the land and buildings. We expect our interest expense for fiscal 2006 to increase as a result of these borrowings.

Minority Interest.   The minority interest deducted from income in 2005 decreased to $0.5 million from $5.3 million in 2004. The decrease was due to the acquisition of the remaining minority interest in 31 majority-owned and controlled restaurants in connection with the closing of our corporate reorganization and initial public offering on October 8, 2004. Subsequent to October 8, 2004, minority interest includes four majority-owned restaurants, three of which were open and operating at December 27, 2005.

Equity Income from Unconsolidated Affiliates.   Equity income from investments in unconsolidated affiliates increased to $130,000 in 2005 from $110,000 in 2004. The increase is due to our share of income generated by four franchise restaurants which were opened in the second half of 2004, partially offset by our share of losses generated by four franchise restaurants which were opened in the first half of 2005. Primarily due to pre-opening expenses, new restaurants take three to six months to become profitable.

Income Taxes.   Until October 8, 2004, we operated as a limited liability company and were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf and there is no provision for income taxes prior to October 8, 2004 in our consolidated financial statements.

In connection with the closing of our corporate reorganization and initial public offering, we became a “C” corporation subject to federal and state income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Our effective tax rate for 2005 is 34.9%. Our effective tax rate for October 8, 2004 to December 28, 2004 is 33.6%. We had income tax expense of $2.2 million for the period from October 8, 2004 to December 28, 2004, excluding the $5.0 million deferred tax charge that was recognized in the fourth quarter of 2004 as a result of our conversion from a limited liability company to a “C” Corporation. See note 10 to the consolidated financial statements.

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

Restaurant Cost of Sales.   Restaurant cost of sales increased as a percentage of restaurant sales to 34.9% in 2004 from 32.9% in 2003. This percentage increase was primarily due to the higher cost of beef and pork ribs.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, decreased to 27.4% in 2004 from 27.9% in 2003. The percentage of sales benefit generated from comparable restaurant sales growth more than offset modest wage rate inflation and higher workers’ compensation and payroll tax costs.

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

As a result of our conversion from a limited liability company to a “C” Corporation, deferred tax liabilities of $5.0 million were recognized in the fourth quarter of 2004.

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

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year
	2005	2004	2003
Net cash provided by operating activities	$64,384	$57,275	$42,158
Net cash used in investing activities	(61,021)	(49,735)	(26,524)
Net cash (used in) provided by financing activities	(20,611)	32,967	(17,722)
Net (decrease) increase in cash	$(17,248)	$40,507	$(2,088)

Net cash provided by operating activities was $64.4 million in 2005 compared to $57.3 million in 2004. The increase was driven primarily by the tax benefit from the exercise of stock options, net income and higher gift card sales in 2005, offset by deferred income taxes and changes in working capital. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth. Net cash provided by operating activities was $57.3 million in 2004 compared to $42.2 million in 2003. The increase was driven primarily by deferred income taxes and changes in working capital.

Net cash used in investing activities was $61.0 million in 2005 compared to $49.7 million in 2004. The increase was primarily due to an increase in capital spending associated with new restaurant construction. We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 27, 2005, there were 65 restaurants developed on land which we owned. Net cash used in investing activities was $49.7 million in 2004 compared to $26.5 million in 2003. The increase was primarily due to an increase in capital spending associated with new restaurant construction.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2006, we expect our capital expenditures to be approximately $65.0 to $75.0 million, excluding franchise acquisitions, substantially all of which will relate to planned restaurant openings. We intend to satisfy our capital requirements over the next 18 months with cash on hand, net cash provided by operating activities and funds available under our credit facility. In the first quarter of 2006, we acquired the land and buildings leased by eight of the 11 franchise restaurants acquired on December 28, 2005. In conjunction with these acquisitions, we borrowed $17.0 million under our credit facility primarily to fund the $15.6 million purchase price of the land and buildings. See note 22 to the consolidated financial statements.

Net cash used in financing activities was $20.6 million in 2005 compared to net cash provided by financing activities of $33.0 million in 2004. The change was due primarily to the payment of distributions of $31.2 million to members of our predecessor company, Texas Roadhouse Holdings LLC, in redemption of its preferred shares related to its income for periods prior to and through October 8, 2004, offset by net proceeds from our secondary offering of $11.0 million and net proceeds from the exercise of stock options of $5.8 million. Additionally, 2004 included net proceeds from short-term and long-term debt of $15.1 million. Net cash provided by financing activities was $33.0 million in 2004 compared to net cash used in financing activities of $17.7 million in 2003. The change was due primarily to net proceeds from our initial public offering of $105.1 million, offset by higher payments on long-term debt and lower borrowings on long-term debt in 2004 as compared to 2003.

On July 5, 2005, we issued 700,000 shares as part of a follow-on Class A common stock offering and received net offering proceeds of $11.0 million, net of $1.2 million of offering expenses. In conjunction with the offering, we paid off $4.0 million of borrowings under our credit facility, with the remaining proceeds intended to be used to fund development of new restaurants and for general corporate purposes.

In 2005, we required cash to pay distributions of $0.7 million to equity holders of our three majority-owned company restaurants. We have also required cash to pay distributions to our equity holders relating to periods before our initial public offering. Our predecessor companies paid aggregate distributions to their equity holders in 2004 and 2003 of $22.7 million and $21.7 million, respectively.

In 2005, we used cash on hand and net cash provided by operating activities to fund capital expenditures and distributions.

We intend to retain our future earnings, if any, to finance the future development and operation of our business. Accordingly, we do not anticipate paying any dividends on our common stock in the foreseeable future.

On October 8, 2004, we entered into a new $150.0 million, five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank of Kentucky. The new facility replaced the previous credit facility. The terms of the new facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50% and to pay a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases depending on our leverage ratio. The facility prohibits us from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3.0 million, unsecured debt up to $500,000 and up to $20.0 million of debt incurred by majority-owned companies formed to open new restaurants. The facility also prohibits the declaration or payment of cash dividends on our stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of our stock. Additionally, the lenders’ obligations to extend credit under the facility depends upon maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. We are currently in compliance with such covenants. The credit facility was amended on December 27, 2005 to allow additional indebtedness up to $30.0 million outside the facility to be assumed in connection with acquiring franchisees.

At December 27, 2005, we had no outstanding borrowings under our credit facility and $147.6 million of availability net of $2.4 million of outstanding letters of credit. In addition, we had various other notes payable totaling $6.8 million with interest rates ranging from 5.7% to 10.8%. Each of these notes relate to the financing of specific restaurants. Our total weighted average effective interest rate at December 27, 2005 was 9.2%. In conjunction with the acquisition of 11 franchise restaurants on December 28, 2005, we borrowed $17.0 million under our credit facility of which approximately $15.6 million was used for these acquisitions.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 27, 2005

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$6,753	$498	$1,179	$869	$4,207
Capital lease obligations	766	140	110	137	379
Operating lease obligations	93,239	10,215	17,078	16,589	49,357
Capital obligations	42,373	42,373	—	—	—
Total contractual obligations	$143,131	$53,226	$18,367	$17,595	$53,943

The Company has no material minimum purchase commitments with its vendors that extend beyond a year. See notes 4 and 9 to the consolidated financial statements for details of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off-balance sheet arrangements.

Guarantees

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, and Montgomeryville, PA prior to our granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but we remain contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease expires in May 2014, the Everett lease expires in February 2018 and the Montgomeryville lease expires in June 2021.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

As of the effective date of December 28, 2005 for the Company, the Company will apply the statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (i) all awards granted after the required effective date and for awards modified, cancelled or repurchased after that date, and (ii) the portion of prior awards granted on or after October 4, 2004 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS No. 123.

The impact of this statement on the Company in fiscal 2006 and beyond will depend on various factors, including, but not limited to, the Company’s future compensation strategy. The Company currently estimates the adoption of SFAS No. 123R will decrease net income and diluted earnings per common share for the year ending December 28, 2006 by approximately $6.0 million to $7.0 million or $0.08 to $0.09 per share, respectively. For additional information, see note 2 in the accompanying consolidated financial statements.

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

In our impairment evaluations for 2005, 2004 and 2003, we concluded that no impairment charge was necessary. Additionally, in our most recent impairment analysis for long-lived assets, no additional impairment charge would have resulted even if there were a permanent 10.0% reduction in revenue in our restaurants.

Goodwill.   Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. The determination of impairment consists of two steps. First, we determine the fair value of the reporting unit and compare it to its carrying amount. Fair value is determined based on discounted cash flows. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit, which we consider to be at the restaurant level, in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use the assumptions from our strategic plan for items such as sales growth and operating costs. If our assumptions used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. We concluded that no impairment charge was required for the years ended December 27, 2005, December 28, 2004 and December 30, 2003.

Insurance Reserves.   We self-insure a significant portion of expected losses under our workers compensation, general liability and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed below:

Workers Compensation	$250,000
General Liability	$100,000
Property	$25,000

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based on estimates provided by a third party administrator and actuary. Our estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0% at December 27, 2005 resulting in a discount of $0.2 million. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by an immaterial amount. In the future, if our experience is significantly different than our estimates, we will adjust our reserve, and our future self-insurance expenses may rise. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

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

Prior to converting to a “C” corporation on October 8, 2004, the Company operated as a limited liability company and was taxed as a partnership. As such, the Company’s income or losses were passed through to its owners who are liable for any related income taxes.

Effects of Inflation

We do not believe inflation has had a significant effect on our operations during the past several years. We generally have been able to substantially offset increases in our restaurant and operating costs resulting from inflation by altering our menu, increasing menu prices or making other adjustments.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At December 27, 2005, there were no outstanding borrowings under our revolving line of credit, which bears interest at approximately 75 to 150 basis points (depending on our leverage ratios) over the London Interbank Offered Rate (“LIBOR”). The outstanding borrowings on our revolving line of credit were paid off in July 2005 with the proceeds from our follow-on offering. We had various other notes payable totaling $6.8 million with fixed interest rates ranging from 5.7% to 10.8%.

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and cheese and we are subject to prevailing market conditions when purchasing those types of commodities. For commodities that are purchased under fixed price contracts, the prices are based on prevailing market conditions at the time the contract is entered into and do not fluctuate during the contract period. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or, if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

See Index to Consolidated Financial Statements at Item 15.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

As of December 27, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of December 27, 2005 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended December 27, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2005. In this assessment, the Company applied criteria based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the

Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2005.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in the Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 27, 2005 as stated in their report included herein.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 24, 2006 to be used in connection with the 2006 Annual Meeting of Shareholders to be held on May 25, 2006.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 24, 2006 to be used in connection with the 2006 Annual Meeting of Shareholders to be held on May 25, 2006.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of December 27, 2005, shares of Class A common stock authorized for issuance under our equity compensation plan are summarized in the following table. See note 16 to the consolidated financial statements for a description of the plan.

Plan Category	Shares to Be Issued Upon Exercise	Weighted- Average Option Exercise Price	Shares Available for Future Grants
Plan approved by shareholders	7,403,522	$6.66	5,056,347
Plans not approved by shareholders	—	—	—
Total	7,403,522	$6.66	5,056,347

The other information required by this Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 24, 2006 to be used in connection with the 2006 Annual Meeting of Shareholders to be held on May 25, 2006.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 24, 2006 to be used in connection with the 2006 Annual Meeting of Shareholders to be held on May 25, 2006.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 24, 2006 to be used in connection with the 2006 Annual Meeting of Shareholders to be held on May 25, 2006.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) 1. Consolidated Financial Statements

Description	Page Number in Report
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 27, 2005 and December 28, 2004	F-4
Consolidated Statements of Income for the years ended December 27, 2005, December 28, 2004 and December 30, 2003	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 27, 2005, December 28, 2004 and December 30, 2003	F-6
Consolidated Statements of Cash Flows for the years ended December 27, 2005, December 28, 2004 and December 30, 2003	F-7
Notes to Consolidated Financial Statements	F-8

2. Financial Statement Schedules

Omitted due to inapplicability or because required information is shown in the Company’s Consolidated Financial Statements or notes thereto.

3. Exhibits

Exhibit No.		Description
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
4.1

Registration Rights Agreement, dated as of May 7, 2004, among Registrant and others (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.1

Credit Agreement dated as of October 8, 2004, among Texas Roadhouse, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and National City Bank of Kentucky, as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2004) (File No. 000-50972))

10.2	*

Employment Agreement between Registrant and G.J. Hart (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2004) (File No. 000-50972))

10.3	*

Employment Agreement between Registrant and Scott M. Colosi (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2004) (File No. 000-50972))

10.4	*

Employment Agreement between Registrant and Steven L. Ortiz (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2004) (File No. 000-50972))

10.5	*

Employment Agreement between Registrant and W. Kent Taylor (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2004 (File No. 000-50972))

10.6	*

Employment Agreement between Registrant and Sheila C. Brown (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2004 (File No. 000-50972))

10.7	*	Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Registrant (File No. 333-121241))
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
10.11

Form of Limited Partnership Agreement and Operating Agreement for company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.12

Lease Agreement dated as of April 1, 1997, by and between Texas Roadhouse of Elizabethtown, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.13

Lease Agreement dated as of November 1999, by and between TEAS II, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.14

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse Restaurant Franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.15

Updated schedule as of December 27, 2005 of the owners of company-managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as set forth at Exhibit 10.11 of this Form 10-K

10.16

Updated schedule as of December 27, 2005 of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as set forth at Exhibit 10.14 of this Form 10-K

10.17

Second Amendment to Lease and Third Amendment to Lease (Two Paragon Centre), dated September 21, 2004 and February 18, 2005 respectively, between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2004 (File No. 000-50972))

10.18	*

First Amendment to Employment Agreement between Registrant and Sheila C. Brown dated March 3, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2004 (File No. 000-50972))

10.19	*

Information concerning the potential bonuses to be paid to each of the named executive officers under the Registrant’s bonus incentive program for fiscal 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2006 (File No. 000-50972))

10.20		First Amendment to Credit Agreement dated December 27, 2005 among Texas Roadhouse, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
G. J. HART
President, Chief Executive Officer, Director
Date: March 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. KENT TAYLOR	Chairman of the Company,	March 6, 2006
W. Kent Taylor	Director
/s/ G. J. HART	President, Chief Executive	March 6, 2006
G. J. Hart	Officer, Director (Principal
Executive Officer)
/s/ SCOTT M. COLOSI	Chief Financial Officer (Principal	March 6, 2006
Scott M. Colosi	Financial Officer and Principal
Accounting Officer)
/s/ GREGORY N. MOORE	Director	March 6, 2006
Gregory N. Moore
/s/ MARTIN T. HART	Director	March 6, 2006
Martin T. Hart
/s/ JAMES F. PARKER	Director	March 6, 2006
James F. Parker
/s/ JAMES R. RAMSEY	Director	March 6, 2006
James R. Ramsey
/s/ JAMES R. ZARLEY	Director	March 6, 2006
James R. Zarley

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the “Company”) as of December 27, 2005 and December 28, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 27, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 27, 2005 and December 28, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Roadhouse, Inc.’s  internal control over financial reporting as of December 27, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Louisville, Kentucky
March 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Texas Roadhouse, Inc. and subsidiaries (the “Company’’) maintained effective internal control over financial reporting as of December 27, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Texas Roadhouse, Inc. maintained effective internal control over financial reporting as of December 27, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Texas Roadhouse, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 27, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 27, 2005 and December 28, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 27, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Louisville, Kentucky
March 6, 2006

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 27, 2005	December 28, 2004
Assets
Current assets:
Cash and cash equivalents	$28,987	$46,235
Receivables, net of allowance for doubtful accounts of $69 and $24 in 2005 and 2004, respectively	9,613	6,139
Inventories	5,893	5,169
Prepaid income taxes	1.866	—
Prepaid expenses	2,259	2,652
Deferred tax asset	621	499
Other current assets	40	144
Total current assets	49,279	60,838
Property and equipment, net	210,382	162,991
Goodwill	51,063	50,753
Other assets	1,869	1,272
Total assets	$312,593	$275,854
Liabilities and Stockholders’ Equity
Current liabilities:
Distributions payable	$—	$31,176
Current maturities of long-term debt	498	525
Current maturities of obligations under capital leases	140	198
Accounts payable	17,415	12,093
Deferred revenue—gift certificates	19,355	14,676
Accrued wages	9,220	7,285
Income taxes payable	—	544
Accrued taxes and licenses	3,646	4,275
Other accrued liabilities	5,695	3,647
Total current liabilities	55,969	74,419
Long-term debt, excluding current maturities	6,255	12,760
Obligations under capital leases, excluding current maturities	626	771
Stock option deposits	3,404	2,617
Deferred rent	4,502	3,781
Deferred tax liability	6,679	5,100
Other liabilities	2,932	2,496
Total liabilities	80,367	101,944
Minority interest in consolidated subsidiaries	651	699
Stockholders’ equity
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares outstanding or issued)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 65,267,655 and 61,856,680 shares issued and outstanding at December 27, 2005 and December 28, 2004, respectively)	65	62
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	201,764	173,621
Retained earnings (deficit)	29,738	(584)
Accumulated other comprehensive income	3	107
Total stockholders’ equity	231,575	173,211
Total liabilities and stockholders’ equity	$312,593	$275,854

See accompanying notes to consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	December 27, 2005	December 28, 2004	December 30, 2003
Revenue:
Restaurant sales	$448,341	$354,190	$279,519
Franchise royalties and fees	10,443	8,821	6,934
Total revenue	458,784	363,011	286,453
Costs and expenses:
Restaurant operating costs:
Cost of sales	158,004	123,531	91,904
Labor	122,090	97,196	78,070
Rent	8,397	8,261	6,005
Other operating	75,083	58,044	47,382
Pre-opening	6,178	5,237	2,571
Depreciation and amortization	14,582	11,005	8,562
General and administrative	27,154	21,055	17,701
Total costs and expenses	411,488	324,329	252,195
Income from operations	47,296	38,682	34,258
Interest expense, net	263	4,654	4,350
Minority interest	549	5,278	6,704
Equity income (loss) from investments in unconsolidated affiliates	130	110	(61)
Income before taxes	$46,614	$28,860	$23,143
Provision for income taxes	16,292	7,159	—
Net income	$30,322	$21,701	$23,143
		Proforma	Proforma
Historical net income		$21,701	$23,143
Pro forma provision for income taxes		7,869	8,379
Net income adjusted for pro forma provision for income taxes		$13,832	$14,764
Net income per common share:
Basic	$0.44	$0.27	$0.31
Diluted	$0.42	$0.24	$0.30
Weighted average shares outstanding:
Basic	68,677	51,890	46,880
Diluted	72,565	56,514	49,544

See accompanying notes to consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except share data)

	Class A		Class B
	Shares	Par Value	Shares	Par Value	Paid in Capital	Note Receivable- Stockholders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2002	36,362,076	$36	—	$—	$14,940	$(8)	$12,013	$6	$26,987
Comprehensive income:
Unrealized loss on derivative	—	$—	—	—	$—	$—	$—	$(165)	$(165)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(6)	(6)
Net income	—	—	—	—	—	—	23,143	—	23,143
Total comprehensive income									22,972
Shares issued under stock option plan	874,350	2	—	—	1,427	—	—	—	1,429
Distributions to members	—	—	—	—	—	—	(14,784)	—	(14,784)
Noncash compensation expense	—	—	—	—	1,070	—	—	—	1,070
Minority interest liquidation adjustments	—	—	—	—	220	—	—	—	220
Repayment of note receivable stockholders	—	—	—	—	—	8	—	—	8
Balance, December 30, 2003	37,236,426	$38	—	$—	$17,657	$—	$20,372	$(165)	$37,902
Comprehensive income:
Unrealized gain on derivative, net of tax	—	$—	—	—	$—	$—	$—	$272	$272
Net income	—	—	—	—	—	—	21,701	—	21,701
Total comprehensive income									21,973
Shares issued under stock option plan	504,094	—	—	—	1,144	—	—	—	1,144
Distribution to members	—	—	—	—	(5,325)	—	(42,657)		(47,982)
Noncash compensation expense	—	—	—	—	931	—	—	—	931
Minority interest liquidation adjustments	—	—	—	—	85	—	—	—	85
Issuance of Class A Common Stock in initial public offering	13,162,962	14	—	—	115,158	—	—	—	115,172
Issuance of Class A Common Stock in acquisition	6,178,160	6	—	—	54,053	—	—	—	54,059
Issuance of Class B Common Stock for the acquisition of WKT Restaurant Corp.	—	—	5,265,376	5	—	—	—	—	5
Initial public offering expenses	—	—	—	—	(10,082)	—	—	—	(10,082)
Merger of entities under common control	4,775,038	4	—	—	—	—	—	—	4
Balance, December 28, 2004	61,856,680	$62	5,265,376	$5	$173,621	$—	$(584)	$107	$173,211
Comprehensive income:
Realized gain on derivatives, net of tax	—	$—	—	—	—	$—	$—	(107)	(107)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	—	30,322	—	30,322
Total comprehensive income									30,218
Shares issued under stock option plan including tax effects	2,710,975	3	—	—	16,850	—	—	—	16,853
Minority interest liquidation adjustments	—	—	—	—	327	—	—	—	327
Issuance of Class A Common Stock in follow-on offering	700,000	—	—	—	12,163	—	—	—	12,163
Follow-on offering expenses	—	—	—	—	(1,197)	—	—	—	(1,197)
Balance, December 27, 2005	65,267,655	$65	5,265,376	$5	$201,764	$—	$29,738	$3	$231,575

See accompanying notes to consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	December 27, 2005	December 28, 2004	December 30, 2003
Cash flows from operating activities:
Net income	$30,322	$21,701	$23,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,582	11,005	8,562
Deferred income taxes	(24)	4,533	—
Loss on disposal of assets	219	91	121
Noncash compensation expense	—	931	1,070
Write-off of debt issuance costs	—	998	308
Minority interest	549	5,278	6,704
Equity (income) loss from investments in unconsolidated affiliates	(130)	(110)	61
Distributions received from investments in unconsolidated affiliates	263	137	46
Provision for doubtful accounts	45	5	100
Income tax benefit from exercise of stock options	10,759	—	—
Changes in operating working capital:
Receivables	(3,519)	4,329	(6,315)
Inventories	(724)	(1,647)	(1,718)
Prepaid income taxes	(1,866)	—	—
Prepaid expenses and other current assets	393	(1,420)	264
Other assets	(453)	291	178
Accounts payable	5,322	693	4,189
Deferred revenue—gift certificates	4,679	3,674	3,521
Accrued wages	1,935	3,013	(793)
Income taxes payable	(544)	544	—
Accrued taxes and licenses	(629)	796	514
Accrued other liabilities	2,048	558	1,209
Deferred rent	721	1,559	223
Other liabilities	436	316	771
Net cash provided by operating activities	64,384	57,275	42,158
Cash flows from investing activities:
Capital expenditures—property and equipment	(61,043)	(49,985)	(26,882)
Proceeds from sale of property and equipment	22	47	358
Acquisition of cash from stock acquisition of franchise restaurant	—	203	—
Net cash used in investing activities	(61,021)	(49,735)	(26,524)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	24,562	59,130
Proceeds from minority interest contributions and other	89	997	—
Repayment of stock option deposits	(230)	(281)	(263)
Proceeds from stock option deposits	1,331	547	958
Principal payments on long-term debt	(6,532)	(75,591)	(55,082)
Proceeds from repayment of notes receivable—stockholders	—	—	8
Principal payments on capital lease obligations	(203)	(166)	(246)
Payments for debt issuance costs	—	(559)	(1,673)
Proceeds from exercise of stock options	5,780	1,040	1,099
Proceeds from initial public offering, net of offering costs	—	105,094	—
Proceeds from follow-on offering, net of offering costs	10,966	—	—
Distributions to minority interest holders	(636)	(5,870)	(6,869)
Distributions to members	(31,176)	(16,806)	(14,784)
Net cash (used in) provided by financing activities	(20,611)	32,967	(17,722)
Net (decrease) increase in cash	(17,248)	40,507	(2,088)
Cash and cash equivalents—beginning of year	46,235	5,728	7,816
Cash and cash equivalents—end of year	$28,987	$46,235	$5,728
Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$728	$3,523	$3,426
Income taxes	$8,082	$2,014	$—
Supplemental schedule of noncash activities:
Adjustment to fair value of long-lived assets acquired	$1,171	—	—
Accrual of distribution to members	$—	$31,176	$—
Stock acquisition of franchise restaurant	$—	$2,329	$—

See accompanying notes to consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share data)

(1)          Description of Business

The accompanying consolidated financial statements as of December 27, 2005 include the accounts of Texas Roadhouse, Inc. (the “Company”), and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), and Texas Roadhouse Management Corp. The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other license and franchise restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Texas Roadhouse Management Corp. provides management services to Holdings, TRDC and certain other license and franchise restaurants.

Prior to October 8, 2004, the combined financial statements included the accounts of Holdings and its wholly-owned and majority-owned subsidiaries, TRDC, WKT Restaurant Corporation (“WKT”), Texas Roadhouse Management Corp. and six license and three franchise restaurants, all of which were under common control by one controlling shareholder. The controlling shareholder had the unilateral ability to implement major operating and financial policies for the entities. On October 8, 2004, Holdings and its wholly-owned and majority-owned subsidiaries completed a reorganization and initial public offering. In connection with the reorganization and public offering, Holdings became a subsidiary of the Company. See note 12.

At December 27, 2005 and December 28, 2004, there were 221 and 193 Texas Roadhouse restaurants operating in 41 and 35 states, respectively. Of the 221 restaurants that were operating at December 27, 2005, (i) 127 were Company restaurants, 124 of which were wholly-owned and three of which were majority-owned, (ii) 90 were franchise restaurants and (iii) four were license restaurants. Of the 193 restaurants that were operating at December 28, 2004, (i) 107 were Company restaurants, 105 of which were wholly-owned and two of which were majority-owned, (ii) 82 were franchise restaurants and (iii) four were license restaurants.

(2)          Summary of Significant Accounting Policies

(a)         Principles of Consolidation

At December 27, 2005 and December 28, 2004, the Company had minority ownership in 17 and 13 restaurants, respectively. The unconsolidated restaurants are accounted for using the equity method. The Company exercises significant control over the operating and financial policies of these entities based on the rights granted to the Company under each entity’s operating or partnership agreement. Notwithstanding the significant control exercised by the Company over their affairs, the Company does not consolidate such entities because (i) the Company owns only 5% to 10% of these entities and (ii) the revenue, expense and net income, and assets and liabilities that would be attributable to these entities would not be material to our financial position or results of operations. Should the financial position and results of operations of these entities become material to the Company’s financial position and results of operations in future periods, the Company will consolidate the entities into its results. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the companies whose accounts have been consolidated have been eliminated.

(b)          Fiscal Year

The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 week accounting period for quarterly reporting purposes. Fiscal years 2003, 2004 and 2005 were 52 weeks in length.

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

Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, and the Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(e)    Inventories

Inventories, consisting principally of food, beverages, and supplies, are valued at the lower of cost (first-in, first-out) or market. The Company purchases its products from a number of suppliers and believes there are alternative suppliers.

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

(h)   Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually as of our year-end in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s implied fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

(i)    Other Assets

Other assets consist primarily of deposits and costs related to the issuance of debt. The debt issuance costs are being amortized to interest expense over the term of the related debt.

(j)    Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

(k)   Insurance Reserves

The Company self-insures a significant portion of expected losses under its workers compensation, general liability and property insurance programs. The Company purchases insurance for individual claims that exceed the amounts listed below:

Workers Compensation	$250,000
General Liability	$100,000
Property	$25,000

The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at its anticipated cost based on estimates provided by a third party administrator and actuary. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0% resulting in a discount of $0.2 million at December 27, 2005 and December 28, 2004. In the future, if the Company’s experience is significantly different than our estimates, the Company will adjust its reserve, and its future self-insurance expenses may rise. The Company’s assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

(l)    Segment Reporting

As of December 27, 2005, the Company operated 127 Texas Roadhouse restaurants, each as a single operating segment, and franchised and licensed an additional 94 restaurants. The restaurants operate exclusively in the U.S. within the casual dining industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Revenue from external customers is derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. The Company aggregates similar operating segments into a single reportable operating segment if the businesses are considered similar under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company considers restaurant and franchising operations as similar and has aggregated them into a single reportable segment.

(m)  Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents the Company’s liability for gift cards and certificates that have been sold, but not yet redeemed, and is recorded at the expected redemption value. When the gift cards and certificates are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue.

The Company began selling gift cards in 2000, and prior to 2004, did not have enough history related to the redemption of gift cards to appropriately estimate a breakage rate (the percentage of gift cards that the Company estimates will never be redeemed). In 2004, the Company determined that a 5% breakage estimate, amortized over 3 years, should be recorded for each gift card that is sold, based on historical redemption trends. The change in estimate resulted in a cumulative adjustment of $1.7 million ($1.1 million after-tax, $0.02 per diluted share), primarily as a reduction of other operating expenses. The Company reviews and adjusts its estimates on a quarterly basis. In 2005, no adjustments to the breakage estimate were necessary.

The Company franchises Texas Roadhouse restaurants. The Company executes franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to the Company’s approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. The Company collects ongoing royalties of 2.0% to 4.0% of sales from franchise restaurants. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise royalties and fees. The Company recognizes initial franchise fees as revenue after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant. The Company received initial franchise fees of $0.1 million, $0.4 million and $0.2 million for the years ended December 27, 2005, December 28, 2004 and December 30, 2003, respectively. Continuing franchise royalties are recognized as revenue as the fees are earned. The Company also performs supervisory and administrative services for certain franchise and license restaurants for which it receives management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses on the accompanying consolidated statements of income. Total revenue recorded for supervisory and administrative services for the years ended December 27, 2005, December 28, 2004 and December 30, 2003 was approximately $0.5 million, $0.3 million and $0.3 million, respectively.

(n)   Income Taxes

In connection with the Company’s reorganization and initial public offering, the Company became a “C” Corporation subject to federal and state income taxes. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to converting to a “C” corporation on October 8, 2004, the Company operated as a limited liability company and was taxed as a partnership. As such, the Company’s income or losses were passed through to its owners who are liable for any related income taxes.

(o)   Advertising

The Company has a system-wide marketing and advertising fund. The Company maintains control of the marketing and advertising fund and, as such, has consolidated the fund’s activity for the years ended December 27, 2005 and December 28, 2004. Company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. Company contributions to the fund are expensed as incurred.

Advertising costs amounted to approximately $3.2 million, $2.8 million and $2.5 million for the years ended December 27, 2005, December 28, 2004 and  December 30, 2003, respectively.

(p)   Leases and Leasehold Improvements

The Company leases land, buildings, and/or certain equipment for several of its restaurants under noncancelable lease agreements. The Company’s land and building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more 5-year periods. The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases, and other related authoritative guidance. When determining the lease term, the Company includes option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which the Company is subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if the Company chooses not to continue the use of the leased property.

The Company capitalizes rent associated with land that it is leasing while constructing a restaurant. Such capitalized rent is then expensed on a straight-line basis over the remaining term of the lease upon completion of the construction period for the restaurant. We generally do not receive rent holidays, rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease. Effective December 28, 2005, the Company adopted FASB Staff Position FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The Company currently capitalizes rent incurred during the tenant improvement construction phase. The Company will adopt this statement prospectively and expects to incur additional pre-opening expense in fiscal 2006 of approximately $0.5 million to $0.6 million related to expensing rental costs associated with the construction of new restaurants.

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, the Company recognized the related rent expense on a straight-line basis over the lease term and records the difference between the amounts charged to operations and amounts paid as deferred rent.

Additionally, certain of the Company’s operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable.

(q)   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenue and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and obligations related to workers’ compensation insurance. Actual results could differ from those estimates.

(r)    Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and derivatives and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

(s)    Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income and net income adjusted for pro forma provision for income taxes if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Fiscal Year Ended
	December 27, 2005	December 28, 2004	December 30, 2003
Net income, 2003 and 2004 as adjusted for pro forma provision for income taxes	$30,322	$13,832	$14,764
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(5,459)	(1,076)	(817)
Pro forma net income	$24,863	$12,756	$13,947
Earnings per share:
Basic—as reported	$0.44	$0.27	$0.31
Basic—pro forma	$0.36	$0.25	$0.30
Diluted—as reported	$0.42	$0.24	$0.30
Diluted—pro forma	$0.34	$0.23	$0.28

The per share weighted average fair value of stock options granted during 2005, 2004 and 2003 was $6.25, $3.24 and $0.54 respectively, using the Black Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	December 27, 2005	December 28, 2004	December 30, 2003
Risk-free interest rate	4.05%	3.42%	2.82%
Expected life (years)	4.0	4.0	5.0
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	44%	44%	—

Prior to the Company’s corporate reorganization and initial public offering on October 8, 2004, the Black Scholes option-pricing model excluded a volatility assumption.

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

On April 15, 2005, the SEC announced the deferral of the effective date of SFAS No. 123R for calendar year companies until the beginning of the first fiscal year beginning after June 15, 2005 (the year beginning December 28, 2005 for the Company). As of the effective date, the Company will apply the statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (i) all awards granted after the required effective date and for awards modified, cancelled or repurchased after that date, and (ii) the portion of prior awards granted on or after October 4, 2004 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS No. 123.

The impact of this statement on the Company in fiscal 2006 and beyond will depend on various factors, including, but not limited to, the Company’s future compensation strategy. The pro forma compensation costs presented above and in the Company’s prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. The Company currently estimates the adoption of SFAS No. 123R will decrease net income and diluted earnings per common share for the year ending December 28, 2006 by approximately $6.0 million to $7.0 million or $0.08 to $0.09 per share, respectively. The Company used the following weighted average assumptions in estimating the impact of the adoption of SFAS No. 123R: (i) no dividend yield on the Company’s Class A stock, (ii) expected volatility of the Company’s Class A stock of 44% to 46%, (iii) risk-free rates ranging from 4% to 5%, and (iv) expected option life of four years.

(t)    Fair Value of Financial Instruments

At December 27, 2005 and December 28, 2004, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of the Company’s long-term debt and debt-related derivative instruments, which was settled in 2005, is estimated based on the current rates offered to the Company for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for the Company’s debt and debt-related derivative instruments are as follows:

	December 27, 2005		December 28, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$6,753	$6,812	$7,285	$8,286
Revolver	—	—	6,000	6,000
Debt-related derivative:
Interest rate swap	—	—	107	107

(u)   Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values. As of December 27, 2005, the Company did not have any derivative instruments.

The Company entered in a derivative contract, which was settled in 2005, to manage its interest rate exposure on its debt instruments. On the date the derivative contract was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash-flow hedge). For the hedging relationship, the Company has formally documented the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process included linking the derivative that is designated as a cash-flow hedge to a specific liability on the consolidated balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

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

EITF No. 04-1 is effective prospectively for business combinations consummated after October 13, 2004. EITF No. 04-1 will apply to the acquisition of franchise restaurants the Company made in the first quarter of 2006, as further discussed in note 22, and any additional acquisitions of restaurants the Company may make from our franchisees or licensees. The Company currently attempts to have our franchisees or licensees enter into standard franchise or license agreements when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms that differ from the Company’s current standard agreements. If in the future the Company were to acquire additional franchisees or licensees with such an existing agreement, we would be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses the Company might record is dependent upon which franchisees or licensees the Company might acquire and when they are acquired. Accordingly, any impact cannot be currently determined.

(w)   Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income.

(3)   Acquisitions

On October 8, 2004, the Company acquired the remaining equity interests in 31 majority-owned or controlled company restaurants and TRDC and all of the equity interests in one franchise restaurant in exchange for an aggregate of 6,178,160 shares of Texas Roadhouse, Inc. Class A common stock. The number of shares issued in exchange for the remaining interest in TRDC was calculated so as to be neither accretive nor dilutive since the earnings per share impact on our predecessor company, Holdings, was zero. The number of shares issued in connection with the other acquisitions was calculated using predetermined acquisition formulas as required by each entity’s operating or partnership agreement. These transactions were accounted for as step acquisitions using the purchase method as defined in SFAS No. 141. Based on a purchase price of $54.1 million and our estimates of the fair value of net assets acquired, $48.9 million of goodwill was generated by the acquisitions, which is not deductible for tax purposes. The purchase price of $54.1 million was calculated using the initial offering price of $8.75 per share.

The purchase price was allocated as follows:

Current assets	$220
Property and equipment, net	1,452
Goodwill	48,873
Other assets	6
Elimination of minority interest in consolidated subsidiaries	5,346
Current liabilities	(358)
Deferred tax liabilities	(1,481)
$54,058

The Company adjusted the basis of certain assets of the acquired entities as the fair market value of the minority interests’ portion of such assets at the date of the acquisition was greater than the carrying value of such assets. During 2005, the Company increased property and equipment by $1.2 million as a result of final appraisals and recorded a $1.5 million deferred tax liability associated with the acquisition, resulting in a net increase of $0.3 million in goodwill.

The results of operations for acquired restaurants and TRDC have been included in the Company’s consolidated financial statements since the date of acquisition. These acquisitions, which are expected to be accretive to earnings, are consistent with our long-term strategy to increase net income and earnings per share. If the acquisition had been completed as of the beginning of the year ended December 28, 2004 pro forma revenue, minority interest, net income and earnings per share would have been as follows:

Fiscal Year Ended December 28, 2004
Revenue	$365,963
Minority interest	(229)
Net income	18,629
Basic EPS	$0.33
Diluted EPS	$0.30

The shares used to calculate earnings per share above assumes the 6,178,160 shares of Class A common stock issued to the equity owners of the merged companies was outstanding at the beginning of each year presented.

The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of the period nor is it necessarily indicative of future results.

(4)   Long-term Debt

Long-term debt consisted of the following:

	December 27, 2005	December 28, 2004
Installment loans, due 2006-2026	$6,753	$7,285
Revolver	—	6,000
	6,753	13,285
Less current maturities	498	525
	$6,255	$12,760

Maturities of long-term debt at December 27, 2005, excluding capital leases, are as follows:

2006	$498
2007	541
2008	638
2009	415
2010	454
Thereafter	4,207
$6,753

The weighted average interest rates for installment loans outstanding at December 27, 2005 and December 28, 2004 were 9.15% and 8.57%, respectively. The debt is secured by certain land, buildings, and equipment.

In October 2004, the Company completed a $150 million five-year revolving credit facility which replaced the July 2003 credit facility. The terms of this credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50%, plus a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases, depending on the Company’s leverage ratio. The credit facility was amended on December 27, 2005 to allow additional indebtedness up to $30.0 million to be assumed outside the facility in connection with acquiring franchise restaurants. The weighted average interest rate for the revolver at December 27, 2005 was 5.13%. At December 27, 2005, the Company had no borrowings outstanding under the credit facility and $147.6 million of availability net of $2.4 million of outstanding letters of credit.

Certain debt agreements require compliance with financial covenants including minimum debt service coverages and maximum debt to worth ratios. The existing credit facility prohibits the Company from incurring additional debt outside the facility except for equipment financing up to $3 million, unsecured debt up to $500,000, up to $20 million of debt incurred by majority-owned companies formed to own new restaurants and up to $30 million in debt incurred in connection with acquiring franchise restaurants. Additionally, the lenders’ obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The Company is currently in compliance with such covenants.

(5) Derivative Instruments and Hedging Activities

The Company had an interest-rate-related derivative instrument to manage its exposure on its debt facility during 2004 and through the second quarter of 2005. The swap was settled in the second quarter of 2005. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. That is, the Company does not speculate using derivative instruments.

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

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

The Company uses variable-rate debt to finance a portion of its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into an interest rate swap agreement during 2003 with a notional amount of approximately $31.2 million to manage fluctuations in cash flows resulting from interest rate risk. This swap changed the variable-rate cash flow exposure on a portion of the credit facility to fixed cash flows. Under the terms of the interest rate swap, the Company received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of debt hedged.

Changes in the fair value of the interest rate swap designated as an hedging instrument that effectively offsets the variability of cash flows associated with variable-rate, long-term debt obligations was reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. For the year ended December 28, 2004, the Company reclassified $0.3 million into interest expense. For the year ended December 30, 2003, the Company had no change in the fair value of the interest rate swap to be reclassified into interest expense. Approximately $107,000 of deferred gains on derivative instruments accumulated in other comprehensive income as of December 28, 2004 was reclassified to earnings during 2005.

(6)   Property and Equipment, Net

Property and equipment were as follows:

	December 27, 2005	December 28, 2004
Land and improvements	$47,364	$38,253
Buildings and leasehold improvements	124,970	94,260
Equipment and smallwares	57,986	44,214
Furniture and fixtures	19,259	15,300
Construction in progress	9,205	5,989
Liquor licenses	1,846	1,288
	260,630	199,304
Accumulated depreciation and amortization	(50,248)	(36,313)
	$210,382	$162,991

The amount of interest capitalized in connection with restaurant construction was approximately $0.4 million, $0.3 million and $0.2 million for the years ended December 27, 2005, December 28, 2004 and December 30, 2003, respectively.

(7)   Deferred Rent

It is the Company’s policy to depreciate its property and equipment, including assets located on leased properties, over the shorter of the estimated useful lives of those assets or the underlying lease term. In some cases, these assets on leased properties are depreciated over a period of time which includes both the initial term of the lease and one or more option periods. Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rent over the term of the lease. Prior to December 2004, the Company recognized the related rent expense on a straight-line basis over the base term of the lease, excluding renewals, and recorded the difference between the amounts charged to operations and amounts paid as deferred rent. In December 2004, the Company determined the calculation for straight-line rent should be based on a similar period as that used to depreciate the long-lived assets associated with the underlying leases and thus increased the straight-line term used to calculate deferred rent for those leases where it would be economically detrimental to terminate the leases at the end of the initial lease term.

In December 2004, the Company recorded an adjustment of $1.3 million ($0.9 million after-tax), primarily to rent expense. The charges attributable to 2004 and prior periods were $0.3 million ($0.2 million after-tax) and $1.0 million ($0.7 million after-tax), respectively. As the correction of this error was not material to the Company’s current or prior period financial statements, the Company recorded the adjustment in the 2004 consolidated financial statements.

(8)          Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance as of December 30, 2003	$2,190
Additions (a)	48,563
Disposals and other, net	—
Balance as of December 28, 2004	50,753
Additions	—
Disposals and other, net	—
Adjustments (a)	310
Balance as of December 27, 2005	$51,063

(a)   Refer to note 3 for a discussion of acquisitions.

(9)          Leases

The following is a schedule of future minimum lease payments required for capital leases and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 27, 2005:

	Capital Leases	Operating Leases
2006	$215	$10,215
2007	117	8,793
2008	117	8,285
2009	117	8,166
2010	117	8,423
Thereafter	469	49,357
Total	1,152	$93,239
Less amount representing interest ranging from 9.6% to 11.4%	386
Present value of minimum capital lease payments	766
Less current maturities of obligations under capital leases	140
Obligations under capital leases, excluding current maturities	$626

Capitalized lease assets, primarily building and equipment, with an original cost of approximately $2.0 million are being amortized on a straight-line basis over the applicable lease terms and interest expense is recognized on the outstanding obligations. The total accumulated amortization of property and equipment held under capital leases totaled approximately $1.2 million and $1.1 million at December 27, 2005 and December 28, 2004, respectively.

Rent expense for operating leases consisted of the following:

	December 27, 2005	December 28, 2004	December 30, 2003
Minimum rent—occupancy	$7,778	$7,801	$5,588
Contingency rent	619	460	417
Rent expense, occupancy	8,397	8,261	6,005
Minimum rent—equipment	2,693	2,544	2,706
Rent expense	$11,090	$10,805	$8,711

Equipment rent expense is included in other operating expenses in the accompanying consolidated statements of income.

(10)   Income Taxes

In connection with the closing of the reorganization and initial public offering on October 8, 2004, the Company converted from a limited liability company to a “C” corporation and established beginning balances in its deferred tax assets and liabilities in accordance with SFAS No. 109. Accordingly, the Company recorded a cumulative net deferred tax liability of $5.0 million on that date.

Components of the Company’s income tax (benefit) and provision for the period following the Company’s conversion to a “C” corporation on October 8, 2004 through December 28, 2004, including the $5.0 million deferred tax charge discussed above, and for the year ended December 27, 2005 are as follows:

	Year Ended December 27, 2005	October 8, 2004 through December 28, 2004
Current:
Federal	$13,916	$2,232
State	2,400	394
Total current	16,316	2,626
Deferred:
Federal	(21)	3,960
State	(3)	573
Total deferred	(24)	4,533
Income tax provision	$16,292	$7,159

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for December 27, 2005 and October 8, 2004 through December 28, 2004, which excludes the $5.0 million deferred tax charge discussed above, is as follows:

	December 27, 2005	October 8, 2004 through December 28, 2004
Tax at statutory federal rate	35.0%	34.0%
State and local tax, net of federal benefit	3.1	3.4
FICA tax credit	(3.5)	(4.2)
Other	0.3	0.4
Total	34.9%	33.6%

Components of deferred tax assets (liabilities) are as follows:

	December 27, 2005	December 28, 2004
Deferred tax assets:
Insurance reserves	$1,523	$1,299
Other reserves	26	9
Deferred rent	1,090	710
Other assets and liabilities	423	278
Total deferred tax asset	3,062	2,296
Deferred tax liabilities:
Depreciation and amortization	(9,120)	(6,897)
Total deferred tax liability	(9,120)	(6,897)
Net deferred tax liability	$(6,058)	$(4,601)
Current deferred tax asset	$621	$499
Noncurrent deferred tax liability	(6,679)	(5,100)
Net deferred tax liability	$(6,058)	$(4,601)

See note 3 for 2005 deferred tax adjustment of approximately $1.5 million due to our acquisitions.

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not.

(11)   Preferred Stock

The Company’s board of directors is authorized, without further vote or action by the holders of Class A common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of preferred stock outstanding at December 27, 2005 and December 28, 2004.

(12)   Stockholders’ Equity

On July 5, 2005, the Company issued 700,000 shares as part of a follow-on Class A common stock offering and received net offering proceeds of $11.0 million, net of $1.2 million of offering expenses.

The shares as shown in the Company’s consolidated statements of stockholders’ equity and comprehensive income through December 30, 2003 reflect the share activity of Holdings and W. Kent Taylor’s ownership interests in the other entities under common control. Of the 37,236,426 shares shown at December 30, 2003, 37,160,224 are Holdings shares and 76,202 are shares controlled by Mr. Taylor which represent his equity contribution to the entities consolidated under common control and not to Holdings. Additionally, the share activity for 2003 reflects 874,350 shares that Holdings issued for the exercise of stock options.

On October 8, 2004, the Company sold 13,162,962 shares of Texas Roadhouse, Inc. Class A common stock as part of its initial public offering for an aggregate purchase price of $115.2 million. In connection with this offering, the Company undertook a series of transactions that resulted in Holdings, its wholly owned and majority-owned restaurants, and the other entities under common control being consolidated under Texas Roadhouse, Inc. Concurrently with this merger, the Company acquired the remaining equity interest of TRDC and Texas Roadhouse Management Corp. through mergers of those companies with wholly-owned subsidiaries of the Company. The Company acquired the remaining equity interests in all 31 of its majority-owned or controlled company restaurants, and the entire equity interest in one franchise restaurant, through mergers of those 32 companies with wholly-owned subsidiaries of the Company. The Company issued 6,178,160 shares of Class A common stock to the equity owners of the merged companies. These shares were calculated using predetermined acquisition formulas as required by each entity’s operating, partnership or franchise agreement.

Under the terms of an agreement associated with the formation of Texas Roadhouse, Inc., W. Kent Taylor contributed all of his interests in WKT (1,000 shares), which owned 356,250 common shares of Holdings and the right to receive a one percent distribution on all sales of company and license Texas Roadhouse restaurants, in exchange for 356,250 shares of Texas Roadhouse, Inc. Class A common stock and 5,265,376 shares of Texas Roadhouse, Inc. Class B common stock.

Mr.  Taylor also received 3,509,062 shares of Texas Roadhouse, Inc. Class A common stock in exchange for his 450 shares in TRDC, and 1,342,178 shares of Texas Roadhouse, Inc. Class A common stock in exchange for his 73,302 shares in the six license restaurants and three franchise restaurants. The 4,851,240 Class A shares issued in exchange for Mr. Taylor’s 74,202 shares in these Texas Roadhouse entities are reflected in the accompanying consolidated financial statements.

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

Holdings made a distribution of $31.2 million to its members, in redemption of its preferred shares representing undistributed net income for periods through October 8, 2004. This distribution was paid in the second quarter of 2005.

(13)   Earnings Per Share

The 2005 share and net income per share data and 2004 and 2003 pro forma share and net income per share data are based on the historical weighted average shares outstanding. The diluted earnings per share calculations show the effect of the weighted average stock options outstanding from the Company’s stock option plan as discussed in note 16. For the year ended December 27, 2005, options to purchase 387,136 shares were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted average and pro forma weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 27, 2005	December 28, 2004	December 30, 2003
Net income, 2004 and 2003 adjusted for pro forma income taxes	$30,322	$13,832	$14,764
Weighted-average common shares outstanding:
Shares—basic	68,677	51,890	46,880
Shares assumed issued on exercise of dilutive share equivalents	8,183	9,016	7,440
Shares assumed purchased with proceeds of dilutive share equivalents	(4,295)	(4,392)	(4,776)
Shares applicable to diluted earnings	72,565	56,514	49,544
Basic EPS	$0.44	$0.27	$0.31
Diluted EPS	$0.42	$0.24	$0.30

(14)   Commitments and Contingencies

The estimated cost of completing capital project commitments at December 27, 2005 and December 28, 2004 was approximately $42.4 million and $30.0 million, respectively.

The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO and Montgomeryville, PA before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchises, but remains contingently liable if a franchisee defaults, under the terms of the lease. The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, and the Montgomeryville lease was assigned in October 2004 and expires in June 2021. The fair value of the guarantees is not considered material.

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

(15)   Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income are as follows:

	December 27, 2005	December 28, 2004	December 30, 2003
Unrealized gain on security	$3	$—	$—
Unrealized gain (loss) on derivative instruments	—	107	(165)
	$3	$107	$(165)

(16)   Stock Option Plan

In May 2004, the Company adopted a stock option plan (the “Plan”) for eligible employees. This Plan amended and restated the 1997 Texas Roadhouse Management Corp. Stock Option Plan. The Plan provides for granting of options to purchase shares of Class A common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from the date of grant. The Company requires certain of its eligible employees to make refundable deposits to be applied to the exercise price of the options. These deposits are classified as stock option deposits in the accompanying consolidated balance sheets.

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2002	7,489,864	$2.21
Granted	1,089,350	4.23
Expired	(308,828)	2.69
Exercised	(874,350)	1.64
Balance at December 30, 2003	7,396,036	2.55
Granted	2,205,472	8.39
Expired	(202,210)	3.25
Exercised	(504,094)	3.68
Balance at December 28, 2004	8,895,204	3.99
Granted	1,339,320	15.76
Expired	(120,027)	8.73
Exercised	(2,710,975)	2.25
Balance at December 27, 2005	7,403,522	$6.66

The following table presents summarized information about stock options outstanding and exercisable at December 27, 2005:

		Options Outstanding		Options Exercisable
Range of exercise prices	Options	Weighted average remaining contractual life	Weighted average exercise price	Options	Weighted average exercise price
$0.00—3.00	1,771,979	4.6	$1.72	1,718,775	$1.71
3.01—7.00	2,527,460	6.9	3.81	1,553,524	3.79
7.01—11.00	1,655,014	8.8	8.75	555,912	8.75
11.01—19.00	1,447,069	9.4	15.31	39,996	11.20
	7,403,522	7.3	$6.66	3,868,207	$3.66

At December 28, 2004 and December 30, 2003, the Company had 4,968,908 and 4,123,410 stock options exercisable at weighted average exercise prices of $2.35 and $2.09, respectively.

(17)   Stock Split

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

(18)   Noncash Compensation Expense

Prior to October 8, 2004, some of the Company’s executive officers earned compensation at rates significantly below market levels and the Company paid no salary or bonus compensation to W. Kent Taylor, the Company’s founder and chairman. General and administrative expense includes an adjustment to record the difference between the actual salary and bonus compensation paid to these officers and the Company’s estimate of the fair market value, based on industry analysis and competitive benchmarking, of the services rendered by these officers.

General and administrative expense was increased by approximately $0.9 million for the period from December 31, 2003 through October 8, 2004 and $1.1 million for the year ended December 30, 2003.

(19)   Related Party Transactions

Prior to October 8, 2004, W. Kent Taylor owned a substantial interest in Buffalo Construction, Inc., a restaurant construction business which provides services to the Company and other restaurant companies. From December 31, 2003 through October 8, 2004, the Company paid $17.1 million to Buffalo Construction, Inc. The Company paid Buffalo Construction, Inc. amounts totaling $15.0 million in 2003. In October 2004, W. Kent Taylor sold his interest in Buffalo Construction, Inc. Mr. Taylor received a promissory note in the amount of $1.5 million from the purchaser of Buffalo Construction, Inc. in partial consideration of the purchase.

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease is for 15 years and will terminate in November 2014. The lease can be renewed for two additional periods of five years each. Rent is approximately $16,000 per month and will increase by 5% on each of the 6th and 11th anniversary dates of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments for 2005 were approximately $197,000. Total rent payments for 2004 and 2003 were approximately $186,000.

Prior to September 22, 2005, the Elizabethtown, Kentucky restaurant was leased from an entity owned by W. Kent Taylor and three other stockholders. On September 22, 2005, the Company purchased the land and building associated with the Elizabethtown, Kentucky restaurant for $1.5 million. Rent expense for this restaurant was approximately $0.1 million in each of the years 2003 through 2005. The lease was terminated upon the purchase of the land and building.

The Company has 13 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company. These 13 entities paid the Company fees of $1.7 million and $1.5 million for the years ended December 27, 2005 and December 28, 2004, respectively. The Company had 12 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company for the year ended December 30, 2003. These twelve entities paid the Company fees of $0.7 million during the year ended December 30, 2003. As disclosed in note 14, the Company is contingently liable on three leases, two of which are related to these restaurants.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart reports to W. Kent Taylor who conducts her performance reviews and determines her compensation.

WKT, which was owned by W. Kent Taylor, received royalties of $2.6 million in 2003. From December 31, 2003 to May 27, 2004, WKT received royalties of $1.3 million. WKT was entitled to receive these royalties as consideration for its contribution of the Texas Roadhouse operating system and concept to Holdings. After the completion of the Company’s initial public offering, WKT no longer received such royalties. These royalties were classified as distributions in the Company’s consolidated statement of stockholders’ equity and comprehensive income.

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

(20)   Pro forma Adjustments (unaudited)

In connection with the reorganization as a “C” corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated consolidated effective income tax rate of 34.9% and 36.2% on income before taxes for the period from December 31, 2003 through October 8, 2004 and for the year 2003 and included in the accompanying calculation of pro forma provision for income tax.

The reconciliation of income tax computed at the federal statutory rate to income tax expense for the pro forma provision for income taxes for the years ended December 28, 2004 and December 30, 2003 is as follows:

	2004	2003
Effective federal tax rate	35.0%	35.0%
State and local tax	3.3%	3.7%
FICA tax credit	(3.8)%	(3.3)%
Other	.4%	.8%
Combined effective federal and state tax rate	34.9%	36.2%

(21)   Selected Quarterly Financial Data (unaudited)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$111,067	$115,757	$114,327	$117,633	$458,784
Total costs and expenses	$97,290	$103,073	$103,203	$107,922	$411,488
Income from operations	$13,777	$12,684	$11,124	$9,711	$47,296
Net income	$8,958	$7,990	$7,061	$6,313	$30,322
Basic earnings per common share	$0.13	$0.12	$0.10	$0.09	$0.44
Diluted earnings per common share	$0.12	$0.11	$0.10	$0.09	$0.42

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$83,898	$89,919	$92,247	$96,947	$363,011
Total costs and expenses	$73,219	$80,630	$81,680	$88,800	$324,329
Income from operations	$10,679	$9,289	$10,567	$8,147	$38,682
Net income	$7,737	$6,405	$7,743	$(184)	$21,701
Net income adjusted for pro forma provision for income taxes	$5,006	$4,147	$5,010	$(331)	$13,832
Basic earnings per common share—pro forma	$0.11	$0.09	$0.11	$(0.01)	$0.27
Diluted earnings per common share—pro forma	$0.10	$0.08	$0.10	$(0.01)	$0.24

The above financial data for 2005 includes a $0.8 million ($0.5 million after-tax) third quarter adjustment to begin recording credit card fees in the month in which fees are incurred, rather than the month in which fees are paid.

The above financial data for fourth quarter and year to date 2004 includes the following adjustments: $1.3 million charge ($0.9 million after-tax) to correct the Company’s lease accounting practices; a $1.0 million charge ($0.7 million after-tax) for changes in the Company’s general liability insurance claim development history based on the actuarial analysis; a $1.0 million charge ($0.7 million after-tax) for the write-off of loan fees related to the termination of the Company’s July 2003 credit facility; recognition of $1.7 million ($1.1 million after-tax) of gift card breakage income; and a $5.0 million deferred tax charge related to the Company’s conversion from a limited liability company to a “C” corporation.

(22)   Subsequent Event

On December 28, 2005, the first day of our fiscal year 2006, the Company completed the acquisitions of three franchise groups including 11 franchise restaurants in Ohio, Colorado and Kentucky. Pursuant to the terms of the various acquisition agreements, the Company issued an aggregate of 2,486,996 shares of the Company’s Class A Common Stock at $15.89 per share and paid $2.1 million in cash for these three franchise groups. Such shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with the acquisitions, the Company entered into a registration rights agreement that provides the holders of these securities with the ability to request registration of the securities for resale. Subject to certain limitations, the shares may be resold pursuant to the registration statement only during ten-day trading window periods following announcements of the Company’s earnings after the requested registration statement has become effective. As a result of these acquisitions, the Company will incur a one-time, non-cash pre-tax charge of approximately $0.8 million in the first quarter of 2006 relating to the application of EITF 04-1 as discussed in note 2.

In conjunction with these acquisitions, the Company acquired the land and building leased by eight of the 11 franchise restaurants for approximately $15.6 million through borrowings under its credit facility.

The Company expects to complete its purchase price allocation relating to these transactions in the first quarter of 2006.