Form 10-Q
period 2006-03-28
Texas Roadhouse, Inc.
filed 2006-05-08
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 000-50972

Texas Roadhouse, Inc.

(Exact name of registrant specified in its charter)

Delaware	20-1083890
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

6040 Dutchmans Lane, Suite 200

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒.

The number of shares of Class A and Class B common stock outstanding were 68,580,147 and 5,265,376, respectively, on April 28, 2006.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements — Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets — March 28, 2006 and December 27, 2005
Condensed Consolidated Statements of Income — For the Thirteen Weeks Ended March 28, 2006 and March 29, 2005
Condensed Consolidated Statements of Cash Flows — For the Thirteen Weeks Ended March 28, 2006 and March 29, 2005
Notes to Condensed Consolidated Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Item 4 — Controls and Procedures

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings
Item 1A — Risk Factors
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 — Defaults Upon Senior Securities
Item 4 — Submissions of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits

Signatures

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 28, 2006	December 27, 2005
Assets
Current assets:
Cash and cash equivalents	$23,819	$28,987
Receivables, net of allowance for doubtful accounts of $69	9,464	9,613
Inventories	5,859	5,893
Prepaid income taxes	—	1,866
Prepaid expenses	2,058	2,259
Deferred tax assets	526	621
Other current assets	40	40
Total current assets	41,766	49,279
Property and equipment, net	239,472	210,382
Goodwill	87,935	51,063
Intangible asset, net	5,147	—
Other assets	2,079	1,869
Total assets	$376,399	$312,593

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$546	$498
Current maturities of obligations under capital leases	99	140
Accounts payable	14,746	17,415
Deferred revenue — gift certificates	11,770	19,355
Accrued wages	11,928	9,220
Income taxes payable	2,288	—
Accrued taxes and licenses	5,142	3,646
Other accrued liabilities	6,891	5,695
Total current liabilities	53,410	55,969
Long-term debt, excluding current maturities	17,241	6,255
Obligations under capital leases, excluding current maturities	614	626
Stock option deposits	3,350	3,404
Deferred rent	4,924	4,502
Deferred tax liabilities	8,065	6,679
Other liabilities	3,280	2,932
Total liabilities	90,884	80,367
Minority interest in consolidated subsidiaries	674	651
Stockholders’ equity
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares outstanding or issued)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 68,481,677 and 65,267,655 shares issued and outstanding at March 28, 2006 and December 27, 2005, respectively)	68	65
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	246,845	201,764
Retained earnings	37,920	29,738
Accumulated other comprehensive gain	3	3
Total stockholders’ equity	284,841	231,575
Total liabilities and stockholders’ equity	$376,399	$312,593

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	13 Weeks Ended
	March 28, 2006	March 29,2005
Revenue:
Restaurant sales	$146,874	$108,607
Franchise royalties and fees	2,525	2,460

Total revenue	149,399	111,067

Costs and expenses:
Restaurant operating costs:
Cost of sales	51,632	38,034
Labor	39,857	29,243
Rent	2,376	2,037
Other operating	23,594	17,383
Pre-opening	2,582	1,364
Depreciation and amortization	4,906	3,248
General and administrative	10,355	5,981

Total costs and expenses	135,302	97,290

Income from operations	14,097	13,777

Interest expense (income), net	344	(43)
Minority interest	207	27
Equity income from investments in unconsolidated affiliates	88	52

Income before taxes	$13,634	$13,845
Provision for income taxes	5,452	4,887
Net income	$8,182	$8,958

Net income per common share:
Basic	$0.11	$0.13

Diluted	$0.11	$0.12

Weighted average shares outstanding:
Basic	73,363	67,348

Diluted	76,460	72,700

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	13 Weeks Ended
	March 28, 2006	March 29, 2005
Cash flows from operating activities:
Net income	$8,182	$8,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,906	3,248
Deferred income taxes	(709)	—
Loss on disposal of assets	127	—
Minority interest	207	27
Equity income from investments in unconsolidated affiliates	(88)	(52)
Distributions received from investments in unconsolidated affiliates	51	59
Provision for doubtful accounts	—	(73)
Share-based compensation expense	1,841	—
Changes in operating working capital:
Receivables	195	(1,000)
Inventories	302	(563)
Prepaid expenses and other current assets	225	679
Other assets	(168)	23
Accounts payable	(2,669)	(2,364)
Deferred revenue—gift certificates	(9,344)	(6,565)
Accrued wages	1,555	(2,927)
Excess tax benefits from share-based compensation	(1,528)	—
Prepaid income taxes and income taxes payable	5,682	4,520
Accrued taxes and licenses	1,295	634
Other accrued liabilities	(607)	444
Deferred rent	272	178
Other liabilities	348	311

Net cash provided by operating activities	10,075	5,537

Cash flows from investing activities:
Capital expenditures—property and equipment	(14,722)	(10,843)
Proceeds from sale of property and equipment	786	—
Acquisitions of franchise restaurants, net of cash acquired	(13,608)	—

Net cash used in investing activities	(27,544)	(10,843)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	12,000	—
Proceeds from minority interest contributions and other	—	70
Excess tax benefits from share-based compensation	1,528	—
Repayment of stock option deposits	(120)	(25)
Proceeds from stock option deposits	270	343
Principal payments on long-term debt	(3,257)	(155)
Principal payments on capital lease obligations	(53)	(36)
Proceeds from exercise of stock options	2,117	941
Payment of initial public offering expenses	—	(41)
Distributions to minority interest holders	(184)	(55)

Net cash provided by financing activities	12,301	1,042

Net decrease in cash	(5,168)	(4,264)
Cash and cash equivalents—beginning of period	28,987	46,235
Cash and cash equivalents—end of period	$23,819	$41,971

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$457	$212
Income taxes	$480	$363
Supplemental schedule for noncash investing and financing activities:
Stock acquisition of franchise restaurants	$39,394	—
Assumption of debt—acquisitions	$2,291

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except per share data)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”), its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), and Texas Roadhouse Management Corp. (“Management Corp.”), for the 13 weeks ended March 28, 2006 and March 29, 2005. The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Management Corp. provides management services to Holdings, TRDC and certain franchise and license restaurants.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of inventory, property and equipment, goodwill and obligations related to workers’ compensation, general liability and property insurance. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows of the Company for such periods. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results for the 13 weeks ended March 28, 2006 are not necessarily indicative of the results that may be expected for the year ending December 26, 2006. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2005.

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income.

(2)   Stock-Based Employee Compensation

In May 2004, the Company adopted a stock option plan (the “Plan”) for eligible employees. This Plan amended and restated the 1997 Texas Roadhouse Management Corp. Stock Option Plan. The Plan provides for granting of incentive and non-qualified stock options to purchase shares of Class A common stock. The Plan provides for the issuance of 16,000,000 shares of Class A common stock plus an annual increase to be added on the first day of the year for a period of ten years, commencing on January 1, 2005 and ending on (and including) January 1, 2014, equal to the lesser of one percent of the shares of Class A common stock outstanding or 1,000,000 shares of Class A common stock. Options are exercisable at various periods ranging from one to ten years from the date of grant. The Company requires certain of its eligible employees to make refundable deposits to be applied to the exercise price of the options. These deposits are classified as stock option deposits in the accompanying condensed consolidated balance sheets.

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB 25, Accounting for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. The provisions of SFAS 123R are similar to those of SFAS 123, however, SFAS 123R requires all new, modified and unvested share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the financial statements as compensation cost over the service period based on their fair value on the date of grant. Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.

In accordance with the Financial Accounting Standards Board Position FAS123(R) – 3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, the Company has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits.  The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in-capital related to tax benefits from stock-based employee compensation, less the incremental stock-based after-tax compensation costs that would have been recognized if the fair value recognition provisions of SFAS 123 had been used to account for stock-based compensation costs.

The Company adopted SFAS 123R using a modified version of prospective application effective December 28, 2005, the beginning of our 2006 fiscal year. The adoption of SFAS 123R resulted in a reduction of operating profit of $1.8 million ($0.9 million included in labor expense and $0.9 million included in general and administrative expense), a reduction of net income of $1.5 million, a reduction of both basic and fully diluted earnings per share of $0.02 per share, a decrease of $1.5 million in cash flows from operating activities and an increase of $1.5 million in cash flows from financing activities for the quarter ended March 28, 2006.

Prior to 2006, all share-based payments were accounted for under the recognition and measurement principles of APB 25 and its related interpretations. Accordingly, no expense was reflected in the condensed consolidated statements of income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all share-based payments for the first quarter of 2005.

13 Weeks Ended March 29, 2005
Net income	$8,958
Deduct total stock-based-employee compensation expense determined under fair-value-based method for all awards, net of taxes	(816)

Pro forma net income	$8,142

Earnings per share:
Basic — as reported	$0.13
Basic — pro forma	$0.12
Diluted — as reported	$0.12
Diluted — pro forma	$0.11

The Company estimated the fair value of the option grants made during the first quarters of 2006 and 2005 as of the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	13 Weeks Ended March 28, 2006	13 Weeks Ended March 29, 2005
Risk-free interest rate	4.6%	4.0%
Expected term (years)	3.0-5.0	4.0
Expected volatility	43.4%	44.0%
Expected dividend yield	0.0%	0.0%

In connection with our adoption of SFAS 123R, the Company determined that it was appropriate to group stock option grants into three homogeneous groups when estimating expected term.  These groups consist of grants made primarily to executives, grants made primarily to restaurant-level employees and grants made to corporate office employees.

The Company has traditionally used four years as the expected term of all stock option grants.  In connection with our adoption of SFAS 123R and the increasing amount of historical data the Company now possesses with regard to stock option exercise activity, the Company revaluated our expected term assumptions.  Based on historical exercise and post-vesting employment termination behavior, the expected life for options granted to our executives is approximately 5.0 years.  For options granted to our restaurant-level employees, the expected life is approximately 4.0 years.  For options granted to our corporate office employees, the expected life is approximately 3.0 years.  The Company based its expected volatility on the average volatilities of similar entities for an appropriate period of time along with the volatility of the Company's stock since its initial public offering on October 4, 2004.

A summary of option activity as of March 28, 2006 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the period	7,403,522	$6.66
Granted	175,117	15.57
Forfeited	(78,288)	12.90
Exercised	(727,025)	3.19
Outstanding at the end of the period	6,773,326	$7.20	7.23	$61,020

Exercisable at the end of the period	3,615,438	$4.39	6.21	$42,731

The weighted-average grant date fair value of options granted during the 13 weeks ended March 28, 2006 and March 29, 2005 was $6.20 and $5.60, respectively. The total intrinsic value of options exercised during the 13 weeks ended March 28, 2006 and March 29, 2005 was $9.1 million and $4.5 million, respectively.

As of March 28, 2006, with respect to unvested stock options, there was $8.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.2 years. The total grant date fair value of stock options vested during the 13 weeks ended March 28, 2006 and March 29, 2005 was $1.5 million and $0.4 million, respectively.

Cash received from options exercised for the periods ended March 28, 2006 and March 29, 2005 was $2.1 million and $0.9 million, respectively. The tax benefit realized from tax deductions associated with options exercised for the 13 weeks ended March 28, 2006 was $1.5 million. The tax benefit was not significant for the 13 weeks ended March 29, 2005.

(3)   Long-term Debt

Long-term debt consisted of the following:

	March 28, 2006	December 27, 2005
Installment loans, due 2006-2026	$5,787	$6,753
Revolver	12,000	—
	17,787	6,753
Less current maturities	546	498
	$17,241	$6,255

The weighted average interest rate for installment loans outstanding at March 28, 2006 was 9.40%. The debt is secured by certain land, buildings, and equipment.

In October 2004, the Company completed a $150.0 million, five-year revolving credit facility which replaced a credit facility dated July 2003. The terms of this credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50%, plus a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases, depending on the Company’s leverage ratio. The credit facility was amended on December 27, 2005 to allow additional indebtedness up to $30.0 million to be assumed outside the facility in connection with acquiring franchise restaurants. The weighted average interest rate for the revolver at March 28, 2006 was 5.36%. At March 28, 2006, the Company had $12.0 million outstanding under the credit facility and $135.6 million of availability net of $2.4 million of outstanding letters of credit.

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

 (4)   Recently Adopted or Issued Financial Accounting Standards

 In October 2005, the FASB issued Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The Company did not adopt this position retrospectively. Effective December 28, 2005, the Company began recording rental costs associated with ground or building operating leases that are incurred during a construction period as rental expense. The Company incurred additional pre-opening expense of $0.1 million for the 13 weeks ended

March 28, 2006 related to expensing rental costs associated with the construction of new restaurants.

(5)   Commitments and Contingencies

The estimated cost of completing capital project commitments at March 28, 2006 and March 29, 2005 was approximately $58.1 million and $23.2 million, respectively.

The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA and Fargo, ND before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchisees, but remains contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021 and the Fargo lease was assigned in February 2006 and expires in approximately July 2016. The fair value of the guarantees is not considered material.

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

(6)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease is for 15 years and will terminate in November 2014. The lease can be renewed for two additional periods of five years each. Rent is approximately $16,000 per month and will increase by 5% on each of the 6th and 11th anniversary dates of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for each of the 13 week periods ended March 28, 2006 and March 29, 2005.

Prior to September 22, 2005, the Elizabethtown, Kentucky restaurant was leased from an entity owned by W. Kent Taylor and three other stockholders.  On September 22, 2005, the Company purchased the land and building associated with the Elizabethtown, Kentucky restaurant for $1.5 million. Rent expense for this restaurant was approximately $37,000 for the 13 weeks ended March 29, 2005. The lease was terminated upon purchase of the land and building.

The Company had 13 and ten franchise and license restaurants owned in whole or part by certain officers, directors and 5% stockholders of the Company at March 28, 2006 and March 29, 2005, respectively. These entities paid the Company fees of approximately $0.5 million and $0.4 million during the 13 weeks ended March 28, 2006 and March 29, 2005.  These entities are not consolidated in the Company’s results. As disclosed in note 5, the Company is contingently liable on four leases, three of which are related to these restaurants.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart reports to W. Kent Taylor, the Company’s founder and Chairman, who conducts her performance reviews and determines her compensation.

(7)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted average shares outstanding. The diluted earnings per share calculations show the effect of the weighted average stock options outstanding from the Company’s stock option plan. The Company adopted SFAS No. 123R in the first quarter of 2006 (see note 2). The adoption of SFAS No. 123R requires the Company to include measured but unrecognized compensation cost and any excess tax benefits in the calculation of diluted shares.

	13 Weeks Ended
	March 28, 2006	March 29, 2005
Net income	$8,182	$8,958

Basic EPS:
Weighted-average common shares outstanding	73,363	67,348

Basic EPS	$0.11	$0.13

Diluted EPS:
Weighted-average common shares outstanding	73,363	67,348
Dilutive effect of stock options	3,097	5,352
Shares — diluted	76,460	72,700

Diluted EPS	$0.11	$0.12

For the 13 weeks ended March 28, 2006, options to purchase 1,425,840 shares of common stock were outstanding but not included in the computation of diluted earnings  per share because their inclusion would have had an anti-dilutive effect. For the 13 weeks ended March 29, 2005, all unexercised stock options were included in the computation of diluted earnings per share because their exercise prices were less than the average market price of our common stock during the respective periods.

(8)   Acquisitions

On December 28, 2005, the Company completed the acquisitions of 11 franchise restaurants in Ohio, Colorado and Kentucky from three franchise groups. Pursuant to the terms of the various acquisition agreements, the Company issued an aggregate of 2,486,997 shares of the Company’s Class A common stock at $15.84 per share and paid $2.1 million in cash for these restaurants. These acquisitions, which are expected to be accretive to earnings, are consistent with our long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations. Based on a purchase price of $40.7 million, net of the $0.8 million charge relating to Emerging Issues Task Force (“EITF”) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF No. 04-1”), and our estimates of the fair value of net assets acquired, $36.9 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes or deductible for tax purposes. There were no other changes to goodwill in the quarter.

The purchase price was allocated as follows:

Current assets	$3,615
Property and equipment, net	4,482
Goodwill	36,872
Intangible asset	5,237
Other assets	5
Current liabilities	(4,916)
Deferred tax liabilities	(2,190)
Other liabilities	(149)
Debt	(2,291)

$40,665

The Company expects to complete its purchase price allocation relating to these transactions in the second quarter of 2006 and does not expect any adjustments to be significant.

If the acquisitions had been completed as of the beginning of the year ended December 27, 2005, pro forma revenue, net income and earnings per share would have been as follows:

For the 13 Weeks Ended March 29, 2005
Revenue	$121,208
Net income	9,699

Basic EPS	$0.14
Diluted EPS	$0.13

The 2,486,997 shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with the acquisitions, the Company entered into a registration rights agreement that provides the holders of these securities with the ability to request registration of the securities for resale. A number of such holders requested registration of 1,334,552 shares for resale. These shares were registered on April 25, 2006. Subject to certain volume limitations, which may be waived by the Company, the shares may be resold pursuant to the registration statement only during ten-day trading windows for periods following announcements of the Company’s earnings.

In conjunction with these acquisitions, the Company acquired the land and buildings leased by eight of the 11 franchise restaurants for approximately $15.6 million through borrowings under its credit facility.

As a result of these acquisitions, the Company incurred a charge of $0.8 million and recorded an intangible asset relating to certain reacquired franchise rights of $5.1 million relating to the application of EITF No. 04-1. EITF No. 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF No. 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF No. 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

The intangible asset of $5.1 million has a weighted average life of approximately 15 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals. The remaining terms range from 12 to 20 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million for the 13 weeks ended March 28, 2006. The Company expects the annual expense for each of the next five years to be $0.4 million.

(9)   Income Taxes

Due to the adoption of SFAS 123R and the charge of $0.8 million relating to the application of EITF 04-1, the Company’s effective tax rate in the 13 weeks ended March 28, 2006 increased to 40.0% from 35.3% for the 13 weeks ended March 29, 2005. A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the 13 weeks ended March 28, 2006 and March 29, 2005, respectively, is as follows:

	March 28, 2006	March 29, 2005

Tax at statutory federal rate	35.0%	35.0%
State and local tax, net of federal benefit	3.1	3.3
FICA tax credit	(3.3)	(2.8)
Incentive stock options	2.5	—
EITF 04-1 charge relating to acquisition	2.2	—
Other	0.5	(0.2)
Total	40.0%	35.3%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 28, 2006, 226 Texas Roadhouse restaurants were operating in 42 states, including:

•   142 “company restaurants,” of which 139 were wholly-owned and three were majority-owned. The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

•   84 “franchise restaurants,” of which 81 were franchise restaurants and three were license restaurants. We have a 10.0% ownership interest in three franchise restaurants and a 5.0% ownership interest in 13 franchise restaurants. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to 17 franchise restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in the three majority-owned company restaurants and (ii) 60 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 28, 2006 and March 29, 2005 are referred to as Q1 2006 and Q1 2005, respectively.

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

We may, at our discretion, add franchise restaurants primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates knowledge of the demographics and restaurant operating conditions. We will also continue to evaluate opportunities for acquiring existing Texas Roadhouse franchise restaurants.

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

Restaurant Other Operating Expenses.  Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, profit sharing allocations to market partners and managing partners and credit card fees. Advertising, repairs and maintenance, property taxes and general liability insurance are also included in restaurant other operating expenses.

Restaurant Pre-opening Expenses.  Restaurant pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of training and opening team salaries, travel expenses, rent, and food, beverage and other initial supplies and expenses.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses (“D&A”) includes the depreciation of fixed assets and amortization of intangibles.

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

Minority Interest.  Our consolidated subsidiaries at March 28, 2006 included five majority-owned restaurants, three of which were open. Our consolidated subsidiaries at March 29, 2005 included three majority-owned or controlled restaurants, all of which were open. Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.

Equity Income from Investments in Unconsolidated Affiliates.  We own a 10.0% equity interest in three franchise restaurants and a 5.0% interest in 13 franchise restaurants, all of which were open and operating at March 28, 2006. Equity income from investments in unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended
	March 28, 2006		March 29, 2005
	$	%	$	%
Revenue:
Restaurant sales	146,874	98.3	108,607	97.8
Franchise royalties and fees	2,525	1.7	2,460	2.2

Total revenue	149,399	100.0	111,067	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	51,632	35.2	38,034	35.0
Labor	39,857	27.1	29,243	26.9
Rent	2,376	1.6	2,037	1.9
Other operating	23,594	16.1	17,383	16.0

(As a percentage of total revenue)
Pre-opening	2,582	1.7	1,364	1.2
Depreciation and amortization	4,906	3.3	3,248	2.9
General and administrative	10,355	6.9	5,981	5.4

Total costs and expenses	135,302	90.6	97,290	87.6
Income from operations	14,097	9.4	13,777	12.4
Interest expense (income), net	344	0.2	(43)	NM
Minority interest	207	0.2	27	NM
Equity income from investments in unconsolidated affiliates	88	0.1	52	NM

Income before taxes	13,634	9.1	13,845	12.4
Provision for income taxes	5,452	3.6	4,887	4.4
Net income	8,182	5.5	8,958	8.0

NM - Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 27, 2005	127	94	221
Openings	4	1	5
Acquisitions (Dispositions)	11	(11)	—
Closures	—	—	—

Balance at March 28, 2006	142	84	226

Q1 2006 (13 weeks) Compared to Q1 2005 (13 weeks)

Restaurant Sales.  Restaurant sales increased by 35.2% in Q1 2006 as compared to Q1 2005. This increase was primarily attributable to the opening of new restaurants, the acquisitions of 11 franchise restaurants and comparable restaurant sales growth. The following table summarizes additional factors that influenced the changes in restaurant sales at company restaurants for 2006 and 2005.

	Q1 2006	Q1 2005

Store weeks	1,808	1,408
Comparable restaurant sales growth	6.4%	6.7%
Average unit volume (in thousands)	$1,051	$993

On December 28, 2005, we completed the acquisitions of 11 franchise restaurants from three franchise groups. We expect these acquisitions to be accretive to earnings. In Q1 2006, restaurant sales included $10.8 million from the 11 acquired franchise restaurants, which resulted in an increase of 9.9% in Q1 2006 as compared to Q1 2005.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $65,000, or by 2.6%, from Q1 2005 to Q1 2006. This increase is primarily attributable to the opening of new franchise restaurants and comparable restaurant sales growth offset by our acquisition of 11 franchise restaurants. These acquired franchise restaurants generated approximately $0.3 million in franchise royalties in Q1 2005.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.2% in Q1 2006 from 35.0% in Q1 2005. This increase is primarily attributable to the 11 acquired franchise restaurants, which accounted for approximately 0.1% of the increase.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 27.1% in Q1 2006 from 26.9% in Q1 2005. The increase is primarily due to the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), partially offset by the benefit of comparable restaurant sales growth. In conjunction with the adoption of SFAS No. 123R, we recorded restaurant labor expense of $0.9 million (0.6% as a percentage of restaurant sales) in Q1 2006.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, decreased to 1.6% in Q1 2006 from 1.9% in Q1 2005. This decrease is due primarily to the percentage of sales benefit generated from comparable restaurant sales growth.

Restaurant Other Operating Expenses.  Restaurant other operating expenses, as a percentage of restaurant sales, increased slightly to 16.1% in Q1 2006 from 16.0% in Q1 2005. The increase is primarily due to higher utility costs (0.4% as a percentage of sales), offset by the impact of the 11 acquired franchise restaurants. We expect utility costs to continue to increase throughout fiscal 2006.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased in Q1 2006 to $2.6 million from $1.4 million in Q1 2005. The increase is primarily due to substantially more restaurants in the development pipeline in Q1 2006 versus Q1 2005. We incurred additional pre-opening expense in Q1 2006 of approximately $0.1 million related to expensing rental costs associated with the construction of new restaurants as required by Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period as discussed in note 4 to the condensed consolidated financial statements. Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of revenue, increased to 3.3% in Q1 2006 from 2.9% in Q1 2005. The increases were related to capital spending on new restaurants and acquired franchise restaurants.

General and Administrative Expenses.  G&A increased in Q1 2006 to $10.4 million (6.9% of revenue) from $6.0 million (5.4% of revenue) in Q1 2005. The increase is due to the adoption of SFAS No. 123R, the application of Emerging Issues Task Force No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF No. 04-1”), the timing of our annual conference and general business growth. In conjunction with the adoption of SFAS No. 123R, we recorded G&A expense of $0.9 million (0.6% of revenue). In conjunction with the application of EITF No. 04-1, we recorded a charge of $0.8 million (0.5% of revenue) relating to the acquisition of 11 franchise restaurants. In addition, we recorded $2.4 million (1.6% of revenue) in annual conference expenses in Q1 2006. In 2005, our annual conference occurred during the second quarter, in which we recorded an expense of $1.9 million (1.7% of revenue).

Interest Expense, Net.  Interest expense increased to $0.3 million in Q1 2006 from $(43,000) in Q1 2005. Interest expense in both Q1 2006 and Q1 2005 included interest income of $0.2 million, respectively. Additionally, Q1 2005 included a $0.1 million gain recognized on the ineffective portion of an interest rate swap that was terminated in Q2 2005. The remaining increase was due to prepayment penalties of $0.1 million relating to the payoff of certain installment loans and expense of $0.2 million relating to borrowings under our credit facility.

Minority Interest.  The minority interest deducted from income in Q1 2006 increased to $0.2 million from $27,000. This increase is due to higher income in Q1 2006 generated by three majority-owned restaurants, which were new restaurants and generated lower income in Q1 2005.

Equity Income from Investments in Unconsolidated Affiliates.  Equity income from investments in unconsolidated affiliates increased to $88,000 in Q1 2006 from $52,000 in Q1 2005.  The increase is due to our share of income generated by four franchise restaurants which were opened in the first half of 2005. Primarily due to pre-opening expenses, new restaurants take three to six months to become profitable.

Income Tax Expense.   We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Our effective tax rate increased in Q1 2006 to 40.0% from 35.3% in Q1 2005. This increase is due to the non-deductibility of certain incentive stock options relating to the adoption of SFAS No. 123R and the charge relating to the application of EITF 04-1. We expect the effective tax rate to be approximately 38.1% for the remainder of 2006.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
	March 28, 2006	March 29, 2005

Net cash provided by operating activities	$10,075	$5,537
Net cash used in investing activities	(27,544)	(10,843)
Net cash provided by financing activities	12,301	1,042
Net decrease in cash	$(5,168)	(4,264)

Net cash provided by operating activities was $10.1 million in 2006 compared to $5.5 million in 2005. The increase was driven by changes in working capital, offset by higher gift card redemptions in Q1 2006. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $27.5 million in 2006 compared to $10.8 million in 2005. The increase was primarily due to an increase of $13.6 million associated with the acquisitions of 11 franchise restaurants in the first quarter. This increase included $15.6 million for the acquisition of land and buildings previously leased by eight of the 11 franchise restaurants acquired on the same date and $2.1 million of cash paid in partial consideration for nine of the 11 franchise restaurants, offset by $3.2 million of acquired cash from the franchise restaurants and $0.8 million relating to the application of EITF 04-1.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 28, 2006, there were 74 restaurants developed on land which we owned. Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2006, we expect our capital expenditures to be approximately $65.0 million to $75.0 million, most of which will relate to planned restaurant openings. We intend to satisfy our capital requirements over the next 18 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Net cash provided by financing activities was $12.3 million in 2006 as compared to net cash provided by financing activities of $1.0 million in 2005. This increase was due primarily to net borrowings of $12.0 million under our credit facility and proceeds from the exercise of stock options of $2.1 million, offset by principal payments on long-term debt of $3.3 million. Principal payments on long-term debt includes $3.1 million relating to various other installment debt repaid in full in Q1 2006.

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

At March 28, 2006, we had $12.0 million outstanding borrowings under our credit facility and $135.6 million of availability net of $2.4 million of outstanding letters of credit. In addition, we had various other notes payable totaling $5.8 million with interest rates ranging from 4.35% to 10.80%. Each of these notes related to the financing of specific restaurants. Our total weighted average effective interest rate at March 28, 2006 was 6.67%. In conjunction with the acquisition of 11 franchise restaurants on December 28, 2005, we borrowed $17.0 million under our credit facility, of which approximately $15.6 million was used for these acquisitions.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 28, 2006:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
	(in thousands)
Long-term debt obligations	$17,787	$546	$1,202	$12,711	$3,328
Capital lease obligations	713	99	110	137	367
Operating lease obligations	96,927	10,530	17,776	17,296	51,325
Capital obligations	58,076	58,076	—	—	—
Total contractual obligations	$173,503	$69,251	$19,088	$30,144	$55,020

The Company has no material minimum purchase commitments with its vendors that extend beyond a year. See notes 3 and 5 to the condensed consolidated financial statements for details of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off-balance sheet arrangements.

Guarantees

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA and Fargo, ND prior to our granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but we remain contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease expires in May 2014, the Everett lease expires in February 2018, the Montgomeryville lease expires in June 2021 and the Fargo lease expires in approximately July 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At March 28, 2006, there were $12.0 million outstanding borrowings under our revolving line of credit which bears interest at approximately 75 to 150 basis points (depending on our leverage ratios) over the London Interbank Offered Rate.  Our various other notes payable totaling $5.8 million at March 28, 2006 had fixed interest rates ranging from 4.35% to 10.80%. Should interest rates based on these borrowings increase by one percentage point, it would not have a material impact on our net income.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer and President (the “CEO”) and the Chief Financial Officer (the “CFO”), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control

There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 28, 2006.

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

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our annual report on Form 10-K for the year ended December 27, 2005, under the heading “Special Note Regarding Forward-Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Our Current Report on Form 8-K dated February 2, 2006 sets forth the 2006 annual target and base bonus amounts for our executive officers under the existing incentive compensation program. That report mistakenly described the annual target for 2006 as earnings per basic share of $0.52, as adjusted for acquisitions or divestitures, accounting changes and other extraordinary events as noted by the Compensation Committee. The report should have described the annual target for 2006 as earnings per diluted share of $0.52, as adjusted as described above.

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

TEXAS ROADHOUSE, INC.

Date: May 8, 2006	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2006	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)