Form 10-Q
period 2006-06-27
Texas Roadhouse, Inc.
filed 2006-08-03
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2006

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

The number of shares of Class A and Class B common stock outstanding were 68,778,147 and 5,265,376, respectively, on July 28, 2006.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 27, 2006	December 27, 2005
Assets
Current assets:
Cash and cash equivalents	$14,359	$28,987
Receivables, net of allowance for doubtful accounts of $69	8,451	9,613
Inventories	6,048	5,893
Prepaid income taxes	962	1,866
Prepaid expenses	1,482	2,259
Deferred tax assets	705	621
Other current assets	40	40
Total current assets	32,047	49,279
Property and equipment, net	259,527	210,382
Goodwill	88,050	51,063
Intangible asset, net	5,058	—
Other assets	1,746	1,869
Total assets	$386,428	$312,593

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$560	$498
Current maturities of obligations under capital leases	72	140
Accounts payable	16,177	17,415
Deferred revenue — gift certificates	10,736	19,355
Accrued wages	11,721	9,220
Accrued taxes and licenses	6,425	3,646
Other accrued liabilities	6,367	5,695
Total current liabilities	52,058	55,969
Long-term debt, excluding current maturities	15,099	6,255
Obligations under capital leases, excluding current maturities	601	626
Stock option deposits	3,775	3,404
Deferred rent	5,186	4,502
Deferred tax liabilities	7,760	6,679
Other liabilities	2,877	2,932
Total liabilities	87,356	80,367
Minority interest in consolidated subsidiaries	1,404	651
Stockholders’ equity
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—

Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 68,738,317 and 65,267,655 shares issued and outstanding at June 27, 2006 and December 27, 2005, respectively)	69	65

Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5

Additional paid in capital	250,837	201,764
Retained earnings	46,751	29,738
Accumulated other comprehensive income	6	3
Total stockholders’ equity	297,668	231,575
Total liabilities and stockholders’ equity	$386,428	$312,593

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2006	June 28, 2005	June 27, 2006	June 28, 2005
Revenue:
Restaurant sales	$144,071	$113,108	$290,945	$221,715
Franchise royalties and fees	2,649	2,649	5,174	5,109

Total revenue	146,720	115,757	296,119	226,824

Costs and expenses:
Restaurant operating costs:
Cost of sales	50,460	39,906	102,092	77,940
Labor	40,309	30,473	80,166	59,716
Rent	2,433	2,089	4,809	4,126
Other operating	23,299	18,109	46,893	35,492
Pre-opening	3,229	1,595	5,811	2,959
Depreciation and amortization	5,155	3,475	10,061	6,723
General and administrative	7,554	7,426	17,909	13,407

Total costs and expenses	132,439	103,073	267,741	200,363

Income from operations	14,281	12,684	28,378	26,461

Interest expense, net	125	112	469	69
Minority interest	78	194	285	221
Equity income (loss) from investments in unconsolidated affiliates	47	(30)	135	22

Income before taxes	$14,125	$12,348	$27,759	$26,193
Provision for income taxes	5,294	4,358	10,746	9,245
Net income	$8,831	$7,990	$17,013	$16,948

Net income per common share:
Basic	$0.12	$0.12	$0.23	$0.25

Diluted	$0.12	$0.11	$0.22	$0.23

Weighted average shares outstanding:
Basic	73,907	67,710	73,634	67,520

Diluted	76,540	72,628	76,478	72,396

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	26 Weeks Ended
	June 27, 2006	June 28, 2005
Cash flows from operating activities:
Net income	$17,013	$16,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,061	6,723
Deferred income taxes	(1,193)	—
(Gain) loss on disposal of assets	(17)	107
Minority interest	285	221
Equity income from investments in unconsolidated affiliates	(135)	(22)
Distributions received from investments in unconsolidated affiliates	172	139
Share-based compensation expense	3,514	—
Changes in operating working capital:
Receivables	1,218	(696)
Inventories	145	(518)
Prepaid expenses and other current assets	810	1,239
Other assets	105	(137)
Accounts payable	(1,238)	(574)
Deferred revenue — gift certificates	(10,782)	(7,627)
Accrued wages	1,275	653
Excess tax benefits from share-based compensation	(3,208)	—
Prepaid income taxes and income taxes payable	4,112	4,692
Accrued taxes and licenses	2,477	(2,711)
Other accrued liabilities	(1,337)	840
Deferred rent	534	334
Other liabilities	(52)	316

Net cash provided by operating activities	23,759	19,927

Cash flows from investing activities:
Capital expenditures — property and equipment	(40,052)	(25,077)
Proceeds from sale of property and equipment, including insurance proceeds	1,313	—
Acquisitions of franchise restaurants, net of cash acquired	(13,203)	—

Net cash used in investing activities	(51,942)	(25,077)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	10,000	—
Proceeds from minority interest contributions and other	737	70
Excess tax benefits from share-based compensation	3,208	—
Repayment of stock option deposits	(170)	(35)
Proceeds from stock option deposits	745	552
Principal payments on long-term debt	(3,385)	(2,298)
Principal payments on capital lease obligations	(93)	(72)
Proceeds from exercise of stock options	2,908	1,671
Payment of initial public offering expenses	—	(41)
Distributions to minority interest holders	(395)	(275)
Distributions to members	—	(31,176)

Net cash provided by (used in) financing activities	13,555	(31,604)

Net decrease in cash	(14,628)	(36,754)
Cash and cash equivalents — beginning of period	28,987	46,235
Cash and cash equivalents — end of period	$14,359	$9,481

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$631	$421
Income taxes	$7,809	$4,568
Supplemental schedule for non-cash investing and financing activities:
Stock acquisition of franchise restaurants	$39,394	—
Assumption of debt — acquisitions	$2,291	—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except per share data)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”), its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), and Texas Roadhouse Management Corp. (“Management Corp.”), as of and for the 13 and 26 weeks ended June 27, 2006 and June 28, 2005.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to Holdings, TRDC and certain franchise and license restaurants.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 26 weeks ended June 27, 2006 are not necessarily indicative of the results that may be expected for the year ending December 26, 2006.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2005.

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

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB 25, Accounting for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, Statement of Cash Flows.  The provisions of SFAS 123R are similar to those of SFAS 123.  However, SFAS 123R requires all new, modified and unvested share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the financial statements as compensation cost over the service period based on their fair value on the date of grant.  Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.

In accordance with the Financial Accounting Standards Board (“FASB”) Position FAS123(R) — 3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, the Company has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits.  The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in-capital related to tax benefits from stock-based employee compensation, less the incremental stock-based after-tax compensation costs that would have been recognized if the fair value recognition provisions of SFAS 123 had been used to account for stock-based compensation costs.

The Company adopted SFAS 123R using a modified version of prospective application effective December 28, 2005, the beginning of its 2006 fiscal year.  The adoption of SFAS 123R has resulted in a reduction of operating profit of $1.7 million ($0.8 million included in labor expense and $0.9 million included in general and administrative expense), a reduction of net income of $1.3 million and a reduction of both basic and fully diluted earnings per share of $0.02 per share for the 13 weeks ended June 27, 2006.  For the 26 weeks ended June 27, 2006, the adoption of SFAS 123R has resulted in a reduction of operating profit of $3.5 million ($1.7 million included in labor expense and $1.8 million included in general and administrative expense), a reduction of net income of $2.8 million, a reduction of both basic and fully diluted earnings per share of $0.04 per share, a decrease of $3.2 million in cash flows from operating activities and an increase of $3.2 million in cash flows from financing activities.

Prior to 2006, all share-based payments were accounted for under the recognition and measurement principles of APB 25 and its related interpretations.  Accordingly, no expense was reflected in the condensed consolidated statements of income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all share-based payments for the 13 and 26 weeks ended June 28, 2005.

	13 Weeks Ended	26 Weeks Ended
	June 28, 2005	June 28, 2005
Net income	$7,990	$16,948
Deduct total stock-based-employee compensation expense determined under fair-value-based method for all awards, net of taxes	(1,301)	(2,117)

Pro forma net income	$6,689	$14,831

Earnings per share:
Basic — as reported	$0.12	$0.25
Basic — pro forma	$0.10	$0.22
Diluted — as reported	$0.11	$0.23
Diluted — pro forma	$0.09	$0.20

The Company estimated the fair value of the option grants made during the 13 and 26 weeks ended June 27, 2006 and June 28, 2005 as of the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	June 27, 2006	June 28, 2005	June 27, 2006	June 28, 2005

Risk-free interest rate	4.99%	3.83%	4.82%	3.90%
Expected term (years)	3.0 - 5.0	4.0	3.0 - 5.0	4.0
Expected volatility	43.1%	44.0%	43.2%	44.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

In connection with its adoption of SFAS 123R, the Company determined that is was appropriate to group stock option grants into three homogeneous groups when estimating expected term.  These groups consist of grants made primarily to executives, grants made primarily to restaurant-level employees and grants made to corporate office employees.

Prior to the adoption of SFAS 123R, the Company used four years as the expected term of all stock option grants.  In connection with its adoption of SFAS 123R and the increasing amount of historical data the Company now possesses with regard to stock option exercise activity, the Company re-evaluated its expected term assumptions.  Based on historical exercise and post-vesting employee termination behavior, the expected life for options granted to its executives is approximately 5.0 years.  For options granted to restaurant-level employees, the expected life is approximately 4.0 years.  For options granted to its corporate office employees, the expected life is approximately 3.0 years.  The Company based its expected volatility on the volatilities of similar entities for an appropriate period of time along with the volatility of the Company’s stock since its initial public offering on October 4, 2004.

A summary of option activity as of June 27, 2006 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 27, 2005	7,403,522	$6.66
Granted	402,108	15.14
Forfeited	(108,898)	13.61
Exercised	(983,665)	3.17
Outstanding at June 27, 2006	6,713,067	$7.57	7.07	$41,689

Exercisable at June 27, 2006	3,640,472	$4.99	6.07	$31,982

The weighted-average grant date fair value of options granted during the 13 weeks ended June 27, 2006 and June 28, 2005 was $5.67 and $5.69, respectively.  The weighted-average grant date fair value of options granted during the 26 weeks ended June 27, 2006 and June 28, 2005 was $5.88 and $5.64, respectively.  The total intrinsic value of options exercised during the 13 weeks ended June 27, 2006 and June 28, 2005 was $3.2 million and $4.2 million, respectively.  For the 26 weeks ended June 27, 2006 and June 28, 2005, the total intrinsic value of options exercised was $12.2 million and $8.7 million, respectively.

As of June 27, 2006, with respect to unvested stock options, there was $7.5 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.1 years.  The total grant date fair value of stock options vested during the 13 weeks ended June 27, 2006 and June 28, 2005 was $1.2 million and $0.2 million, respectively.  The total grant date fair value of stock options vested during the 26 weeks ended June 27, 2006 and June 28, 2005 was $2.7 million and $0.6 million, respectively.

For the 26 weeks ended June 27, 2006 and June 28, 2005, cash received from options exercised was $2.9 million and $1.7 million, respectively.  The excess tax benefit realized from tax deductions associated with options exercised for the 26 weeks ended June 27, 2006 was $3.2 million.

(3)   Long-term Debt

Long-term debt consisted of the following:

	June 27, 2006	December 27, 2005
Installment loans, due 2006 — 2026	$5,659	$6,753
Revolver	10,000	—
	15,659	6,753
Less current maturities	560	498
	$15,099	$6,255

The weighted average interest rate for installment loans outstanding at June 27, 2006 was 9.57%.  The debt is secured by certain land, buildings, and equipment.

In October 2004, the Company completed a $150.0 million, five-year revolving credit facility which replaced a credit facility dated July 2003.  The terms of this credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50%, plus a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases, depending on the Company’s leverage ratio.  The credit facility was amended on December 27, 2005 to allow additional indebtedness up to $30.0 million to be assumed outside the facility in connection with acquiring franchise restaurants.  The weighted average interest rate for the revolver at June 27, 2006 was 5.84%.  At June 27, 2006, the Company had $10.0 million outstanding under the credit facility and $137.6 million of availability net of $2.4 million of outstanding letters of credit.

Certain debt agreements require compliance with financial covenants including minimum debt service coverages and maximum debt- to-worth ratios.  The existing credit facility prohibits the Company from incurring additional debt outside the facility except for equipment financing up to $3 million, unsecured debt up to $500,000, up to $20 million of debt incurred by majority-owned companies formed to own new restaurants and up to $30 million in debt incurred in connection with acquiring franchise restaurants.  Additionally, the lenders’ obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Company is currently in compliance with such covenants.

(4)   Recently Adopted or Issued Financial Accounting Standards

In October 2005, the FASB issued Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  The Company did not adopt this position retrospectively.  Effective December 28, 2005, the Company began recording rental costs associated with ground or building operating leases that are incurred during a construction period as rental expense.  The Company incurred additional pre-opening expense of $0.1 million and $0.2 million for the 13 and 26 weeks ended June 27, 2006, respectively, related to expensing rental costs associated with the construction of new restaurants.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  An entity should disclose its policy of presenting taxes and, if taxes are reported on a gross basis, the amounts of taxes that are recognized.  The guidance is effective for periods beginning after December 15, 2006. The Company presents its sales net of sales taxes.  This issue will have no impact on the Company’s condensed consolidated financial statements.

In June 2006, FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109 was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if an entity has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted.  The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial position, results of operations or cash flows.

(5)   Commitments and Contingencies

The estimated cost of completing capital project commitments at June 27, 2006 and December 27, 2005 was approximately $52.7 million and $42.4 million, respectively.

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

(6)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease is for 15 years and will terminate in November 2014. The lease can be renewed for two additional periods of five years each. Rent is approximately $16,000 per month and will increase by 5% on 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for both 13 week periods ended June 27, 2006 and June 28, 2005.  For the 26 weeks ended June 27, 2006 and June 28, 2005, rent payments were $0.1 million.

Prior to September 22, 2005, the Elizabethtown, Kentucky restaurant was leased from an entity owned by W. Kent Taylor and three other stockholders.   On September 22, 2005, the Company purchased the land and building associated with the Elizabethtown, Kentucky restaurant for $1.5 million.  Rent expense for this restaurant was approximately $37,000 for the 13 weeks ended June 28, 2005.  For the 26 weeks ended June 28, 2005, rent expense was approximately $73,000.  The lease was terminated upon purchase of the land and building.

The Company had 13 franchise and license restaurants owned in whole or part by certain officers, directors and 5% stockholders of the Company at June 27, 2006 and June 28, 2005, respectively. These entities paid the Company fees of approximately $0.5 million during the 13 weeks ended June 27, 2006 and June 28, 2005.  For the 26 weeks ended June 27, 2006 and June 28, 2005, these entities paid the Company fees of approximately $1.0 million and $0.8 million, respectively.   These entities are not consolidated in the Company’s results.  As disclosed in note 5, the Company is contingently liable on four leases, three of which are related to these restaurants.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart reports to W. Kent Taylor, the Company’s founder and Chairman, who conducts her performance reviews and determines her compensation.

(7)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options outstanding from the Company’s stock option plan. The Company adopted SFAS No. 123R in the first quarter of 2006 (see note 2).

	13 Weeks Ended		26 Weeks Ended
	June 27, 2006	June 28, 2005	June 27, 2006	June 28, 2005
Net income	$8,831	$7,990	$17,013	$16,948

Basic EPS:
Weighted-average common shares outstanding	73,907	67,710	73,634	67,520

Basic EPS	$0.12	$0.12	$0.23	$0.25

Diluted EPS:
Weighted-average common shares outstanding	73,907	67,710	73,634	67,520
Dilutive effect of stock options	2,633	4,918	2,844	4,876
Shares — diluted	76,540	72,628	76,478	72,396

Diluted EPS	$0.12	$0.11	$0.22	$0.23

For the 13 and 26 weeks ended June 27, 2006, options to purchase 1,618,675 shares of common stock were outstanding but not included in the computation of diluted earnings  per share because their inclusion would have had an anti-dilutive effect.  For the 13 and 26 weeks ended June 28, 2005, all unexercised stock options were included in the computation of diluted earnings per share because their exercise prices were less than the average market price of the Company’s common stock during the respective periods.

(8)   Acquisitions

On December 28, 2005, the Company completed the acquisitions of 11 franchise restaurants in Ohio, Colorado and Kentucky from three franchise groups.  Pursuant to the terms of the various acquisition agreements, the Company issued an aggregate of 2,486,997 shares of the Company’s Class A common stock at $15.84 per share and paid $2.1 million in cash for these restaurants.  These acquisitions, which are expected to be accretive to earnings, are consistent with the Company’s long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations.  Based on a purchase price of $40.8 million, net of the $0.8 million charge relating to EITF Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, (“EITF No. 04-1”) and the Company’s estimates of the fair value of net assets acquired, $37.0 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes or deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$4,224
Property and equipment, net	4,657
Goodwill	36,987
Intangible asset	5,237
Other assets	19
Current liabilities	(5,701)
Deferred tax liabilities	(2,190)
Other liabilities	(149)
Debt	(2,291)
$40,793

The Company expects to complete the allocation of purchase price to the fair value of assets acquired and liabilities assumed by the end of 2006.  The Company does not expect any adjustments to be significant.

If the acquisitions had been completed as of the beginning of the year ended December 27, 2005, pro forma revenue, net income and earnings per share would have been as follows:

	For the 13 Weeks Ended June 28, 2005	For the 26 Weeks Ended June 28, 2005
Revenue	$125,865	$247,073
Net income	8,584	18,266
Basic EPS	$0.12	$0.26
Diluted EPS	$0.11	$0.24

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

In conjunction with these acquisitions, the Company acquired the land and buildings leased by eight of the 11 franchise restaurants for approximately $15.6 million.

As a result of these acquisitions, the Company incurred a charge of $0.8 million and recorded an intangible asset relating to certain reacquired franchise rights of $5.2 million in accordance with EITF No. 04-1.  EITF No. 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF No. 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF No. 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

The intangible asset of $5.2 million has a weighted average life of approximately 15 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms range from 12 to 20 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million and $0.2 million for the 13 and 26 weeks ended June 27, 2006, respectively.  The Company expects the annual expense for each of the next five years to be $0.4 million.

(9)   Income Taxes

Due to stock option expense recorded in accordance with the adoption of SFAS 123R, the Company’s effective tax rate for the 13 weeks ended June 27, 2006 increased to 37.5% from 35.3% for the 13 weeks ended June 28, 2005.  For the 26 weeks ended June 27, 2006 the Company’s effective tax rate increased to 38.7% from 35.3% for the 26 weeks ended June 28, 2005 due to stock option expense and the charge of $0.8 million recorded in accordance with the application of EITF 04-1.  A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the 13 weeks and 26 weeks ended June 27, 2006 and June 28, 2005 is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2006	June 28, 2005	June 27, 2006	June 28, 2005
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.1	3.1	3.1	3.1
FICA tax credit	(3.3)	(3.4)	(3.3)	(3.0)
Incentive stock options	2.2	—	2.3	—
EITF 04-1 charge relating to acquisition	—	—	1.1	—
Other	0.5	0.6	0.5	0.2
Total	37.5%	35.3%	38.7%	35.3%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 27, 2006, 233 Texas Roadhouse restaurants were operating in 43 states, including:

•              148 “company restaurants,” of which 144 were wholly-owned and four were majority-owned.  The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

•              85 “franchise restaurants,” of which 82 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 17 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income (loss) from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as two additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in two of the four majority-owned company restaurants and (ii) 62 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 27, 2006 and June 28, 2005 are referred to as Q2 2006 and Q2 2005, respectively, and the 26 weeks ended June 27, 2006 and June 28, 2005 are referred to as 2006 YTD and 2005 YTD, respectively.

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

We may, at our discretion, add franchise restaurants primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  We will also continue to evaluate opportunities for acquiring franchise restaurants.

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

Franchise Royalties and Fees.   Franchisees typically pay a $40,000 initial franchise fee for each new restaurant and a franchise renewal fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in the amount of 2.0% to 4.0% of gross sales paid to us by our franchisees.

Restaurant Cost of Sales.   Restaurant cost of sales consists of food and beverage costs.

Restaurant Labor Expenses.   Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our managing and market partners. These profit sharing expenses are reflected in restaurant other operating expenses.  Restaurant labor expenses also include stock-based compensation expense related to restaurant-level employees.

Restaurant Rent Expense.   Restaurant rent expense includes all rent associated with the leasing of real estate and includes base, percentage and straight-line rent expense.

Restaurant Other Operating Expenses.   Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, advertising, repair and maintenance, property taxes, credit card fees and general liability insurance. Profit sharing allocations to market partners and managing partners are also included in restaurant other operating expenses.

Restaurant Pre-opening Expenses.   Restaurant pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training salaries, travel expenses, rent, and food, beverage and other initial supplies and expenses.

Depreciation and Amortization Expenses.   Depreciation and amortization expenses (“D&A”) includes the depreciation of fixed assets and amortization of intangibles.

General and Administrative Expenses.   General and administrative expenses (“G&A”) is comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth.   Supervision and accounting fees received from certain franchise restaurants and license restaurants are offset against G&A.  G&A also includes stock-based compensation expense related to corporate office employees.

Interest Expense, Net.   Interest expense includes the cost of our debt obligations including the amortization of loan fees, reduced by interest income and capitalized interest.  Interest income includes earnings on cash and cash equivalents.

Minority Interest.   Our consolidated subsidiaries at June 27, 2006 included five majority-owned restaurants, four of which were open.  Our consolidated subsidiaries at June 28, 2005 included three majority-owned or controlled restaurants, all of which were open. Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.

Equity Income (Loss) from Investments in Unconsolidated Affiliates.   We own a 5.0% to 10.0% equity interest in 18 franchise restaurants, all but one of which was open and operating at June 27, 2006. Equity income or loss from investments in unconsolidated affiliates represents our percentage share of net income or loss earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 27, 2006		June 28, 2005		June 27, 2006		June 28, 2005
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	144,071	98.2	113,108	97.7	290,945	98.3	221,715	97.7
Franchise royalties and fees	2,649	1.8	2,649	2.3	5,174	1.7	5,109	2.3

Total revenue	146,720	100.0	115,757	100.0	296,119	100.0	226,824	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	50,460	35.0	39,906	35.3	102,092	35.1	77,940	35.2
Labor	40,309	28.0	30,473	26.9	80,166	27.6	59,716	26.9
Rent	2,433	1.7	2,089	1.8	4,809	1.7	4,126	1.9
Other operating	23,299	16.2	18,109	16.0	46,893	16.1	35,492	16.0
(As a percentage of total revenue)
Pre-opening	3,229	2.2	1,595	1.4	5,811	2.0	2,959	1.3
Depreciation and amortization	5,155	3.5	3,475	3.0	10,061	3.4	6,723	3.0
General and administrative	7,554	5.1	7,426	6.4	17,909	6.0	13,407	5.9

Total costs and expenses	132,439	90.3	103,073	89.0	267,741	90.4	200,363	88.3
Income from operations	14,281	9.7	12,684	11.0	28,378	9.6	26,461	11.7
Interest expense, net	125	0.1	112	0.1	469	0.2	69	NM
Minority interest	78	NM	194	0.2	285	0.1	221	0.1
Equity income (loss) from investments in unconsolidated affiliates	47	NM	(30)	NM	135	0.1	22	NM

Income before taxes	14,125	9.6	12,348	10.7	27,759	9.4	26,193	11.6
Provision for income taxes	5,294	3.6	4,358	3.8	10,746	3.7	9,245	4.1
Net income	8,831	6.0	7,990	6.9	17,013	5.7	16,948	7.5

NM - Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 27, 2005	127	94	221
Openings	4	1	5
Acquisitions (Dispositions)	11	(11)	—
Closures	—	—	—

Balance at March 28, 2006	142	84	226
Openings	6	1	7
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—
Balance at June 27, 2006	148	85	233

Q2 2006 (13 weeks) Compared to Q2 2005 (13 weeks) and 2006 YTD (26 weeks) Compared to 2005 YTD (26 weeks)

Restaurant Sales.   Restaurant sales increased by 27.4% in Q2 2006 as compared to Q2 2005 and by 31.2% in 2006 YTD as compared to 2005 YTD.  These increases were primarily attributable to the opening of new restaurants, the acquisitions of 11 franchise restaurants and comparable restaurant sales growth.  Restaurant sales from the 11 acquired franchise restaurants were $10.4 million and $21.2 million in Q2 2006 and 2006 YTD, respectively.  The following table summarizes additional factors that influenced the changes in restaurant sales at company restaurants for 2006 and 2005.

	Q2 2006	Q2 2005	2006 YTD	2005 YTD

Store weeks	1,853	1,460	3,661	2,868
Comparable restaurant sales growth	1.2%	6.8%	3.9%	6.8%
Average unit volume (in thousands)	$1,003	$1,008	$2,057	$2,000

Franchise Royalties and Fees.   Franchise royalties and fees did not change in Q2 2006 from Q2 2005 and increased by $65,000 or by 1.3% in 2006 YTD as compared to 2005 YTD.  Q2 2006 was unchanged from Q2 2005 as the impact of the opening of new franchise restaurants and comparable restaurant sales growth was offset by the impact of our acquisition of 11 franchise restaurants.   The 2006 YTD increase is primarily attributable to the opening of new franchise restaurants and comparable restaurant sales growth partially offset by our acquisition of 11 franchise restaurants.  These acquired franchise restaurants generated approximately $0.3 million and $0.7 million in franchise royalties in Q2 2005 and 2005 YTD, respectively.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 35.0% in Q2 2006 from 35.3% in Q2 2005 and to 35.1% in 2006 YTD from 35.2% in 2005 YTD.  The decreases in Q2 2006 and 2006 YTD are primarily attributable to a 1% price increase taken in January 2006, partially offset by the impact associated with the 11 acquired franchise restaurants.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, increased to 28.0% in Q2 2006 from 26.9% in Q2 2005 and to 27.6% in 2006 YTD from 26.9% in 2005 YTD.  The increases in Q2 2006 and 2006 YTD are primarily due to the expensing of stock options in conjunction with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”).  We recorded stock option expense of $0.8 million (0.6% as a percentage of restaurant sales) in Q2 2006 and $1.7 million (0.6% as a percentage of restaurant sales) in 2006 YTD.  The remaining increase is primarily due to restaurants opened in 2006 as we generally incur higher labor costs during the first few months after the opening of a new restaurant.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, decreased to 1.7% in Q2 2006 from 1.8% in Q2 2005 and 1.7% 2006 YTD from 1.9% 2005 YTD.  This decrease is due primarily to the impact associated with the 11 acquired franchise restaurants.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, increased slightly to 16.2% in Q2 2006 from 16.0% in Q2 2005 and to 16.1% in 2006 YTD from 16.0% 2005 YTD.  The increases are primarily due to higher utility costs, credit card fees and insurance costs, partially offset by the net gain from insurance proceeds relating to Hurricane Katrina.  We expect utility costs to continue to increase throughout the remainder of fiscal 2006.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased in Q2 2006 to $3.2 million from $1.6 million in Q2 2005 and to $5.8 million in 2006 YTD from $3.0 million 2005 YTD.  The increase is primarily due to substantially more restaurants in the development pipeline in Q2 2006 versus Q2 2005 and in 2006 YTD versus 2005 YTD and additional restaurant openings in Q2 2006.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of revenue, increased to 3.5% in Q2 2006 from 3.0% in Q2 2005 and increased to 3.4% for 2006 YTD from 3.0% in 2005 YTD. The increases were related to capital spending on new restaurants and the acquired franchise restaurants.

General and Administrative Expenses.   G&A decreased in Q2 2006 to 5.1% of revenue from 6.4% of revenue in Q2 2005 and increased in 2006 YTD to 6.0% of revenue from 5.9% of revenue in 2005 YTD.  The decrease in Q2 2006 is due to the timing of our annual conference and the impact associated with the 11 acquired franchise restaurants, offset by the adoption of SFAS No. 123R.  Q2 2005 included $1.8 million of expense (1.5% of revenue) relating to our 2005 annual conference.  Our 2006 annual conference occurred in the first quarter of 2006.  In conjunction with the adoption of SFAS No. 123R, we recorded stock option expense of $0.9 million (0.6% of revenue) in Q2 2006. The increase in 2006 YTD is due to stock option expense and the application of Emerging Issues Task Force No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), offset by the absorption of G&A over a larger revenue base.  In 2006 YTD, we recorded stock option expense of $1.8 million (0.6% of revenue) and a charge of $0.8 million (0.5% of revenue) in conjunction with the application of EITF No. 04-1 relating to the acquisition of the 11 franchise restaurants in the first quarter of 2006.

Interest Expense, Net.   Interest expense remained relatively unchanged in Q2 2006 compared to Q2 2005 and increased to $0.5 million in 2006 YTD from $0.1 million in 2005 YTD.  The change in interest expense in 2006 YTD was primarily due to increased borrowings under our credit facility and a slight reduction in interest income.

Income Tax Expense.    We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Our effective tax rate increased in Q2 2006 to 37.5% from 35.3% in Q2 2005 and in 2006 YTD to 38.7% from 35.3% in 2005 YTD.  These increases are due to the non-deductibility of certain incentive stock options in accordance with SFAS No. 123R and the charge relating to the application of EITF 04-1.  We expect the effective tax rate to be approximately 38.1% for the remainder of 2006.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
	June 27, 2006	June 28, 2005

Net cash provided by operating activities	$23,759	$19,927
Net cash used in investing activities	(51,942)	(25,077)
Net cash provided by (used in) financing activities	13,555	(31,604)

Net decrease in cash	$(14,628)	$(36,754)

Net cash provided by operating activities was $23.8 million in 2006 YTD compared to $19.9 million in 2005 YTD. The increase was driven by changes in net income, depreciation and amortization and share-based compensation expense, offset by higher gift card redemptions.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital.  Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $51.9 million in 2006 YTD compared to $25.1 million in 2005 YTD.  The increase was primarily due to capital spending associated with increased restaurant development and the $13.2 million use of cash associated with the acquisitions of the 11 franchise restaurants in the first quarter of 2006.  This increase included $15.6 million for the acquisition of land and buildings previously leased by eight of the 11 franchise restaurants acquired on the same date and $2.1 million of cash paid in partial consideration for ten of the 11 franchise restaurants, offset by $3.7 million of acquired cash from the franchise restaurants and $0.8 million relating to the application of EITF 04-1.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 27, 2006, there were 77 restaurants developed on land which we owned.  Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2006, we expect our capital expenditures to be approximately $80.0 million to $90.0 million, excluding acquisitions, most of which will relate to planned restaurant openings. We intend to satisfy our capital requirements over the next 18 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Net cash provided by financing activities was $13.6 million in 2006 YTD as compared to net cash used in financing activities of $31.6 million in 2005 YTD.  This increase was due primarily to the payment of distributions of $31.2 million in Q2 2005, net borrowings of $10.0 million under our credit facility and excess tax benefits from share-based compensation recognized in accordance with SFAS No. 123R of $3.2 million in 2006 YTD.   In Q2 2005, $31.2 million of distributions was paid to members of our predecessor company, Texas Roadhouse Holdings LLC, in redemption of its preferred shares related to its income for periods prior to and through October 8, 2004.

We intend to retain our future earnings, if any, to finance the future development and operation of our business. Accordingly, we have no present plans to pay dividends on our common stock.

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

At June 27, 2006, we had $10.0 million of outstanding borrowings under our credit facility and $137.6 million of availability net of $2.4 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $5.7 million with interest rates ranging from 4.35% to 10.80%.  Each of these notes related to the financing of specific restaurants.  Our total weighted average effective interest rate at June 27, 2006 was 7.19%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 27, 2006:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$15,659	$560	$1,193	$10,702	$3,204
Capital lease obligations	673	72	116	144	341
Operating lease obligations	103,882	10,617	18,564	18,457	56,244
Capital obligations	52,676	52,676	—	—	—
Total contractual obligations	$172,890	$63,925	$19,873	$29,303	$59,789

The Company has no material minimum purchase commitments with its vendors that extend beyond a year. See notes 3 and 5 to the condensed consolidated financial statements for details of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off-balance sheet arrangements.

Guarantees

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA and Fargo, ND prior to our granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but we remain contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease expires in May 2014, the Everett lease expires in February 2018, the Montgomeryville lease expires in June 2021 and the Fargo lease expires in July 2016.

Recently Issued Accounting Standards

See note 4 in the accompanying condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At June 27, 2006, there was $10.0 million outstanding under our revolving line of credit which bears interest at approximately 75 to 150 basis points (depending on our leverage ratios) over the London Interbank Offered Rate.   Our various other notes payable totaling $5.7 million at June 27, 2006 had fixed interest rates ranging from 4.35% to 10.80%.  Should interest rates based on these borrowings increase by one percentage point, it would not have a material impact on our net income.

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and cheese and we are subject to prevailing market conditions when purchasing those types of commodities. For commodities that are purchased under fixed price contracts, the prices are based on prevailing market prices at the time the contract is entered into and do not fluctuate during the contract period. We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or, if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in internal control

During the period covered by this report, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 25, 2006, at the Annual Meeting of Stockholders, the stockholders took the following actions:

1.               Elected all directors designated in the proxy statement dated April 24, 2006, as follows:

	Number of Votes
	For	Withheld
Martin T. Hart	107,473,174	662,077
W. Kent Taylor	107,612,459	522,792

Directors whose terms continued after the Annual Meeting of Stockholders are as follows: G.J. Hart, Gregory N. Moore, James F. Parker, James R. Ramsey and James R. Zarley.

2.     Ratified the audit committee’s selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 26, 2006:  107,699,932 votes cast for, 411,040 votes cast against and 24,279 abstained.

ITEM 5.  OTHER INFORMATION.

On July 10, 2006, we amended our credit facility primarily to modify the definition of “Consolidated EBITDA” to exclude the non-cash expense attributable to the grant of stock options and to delete the Consolidated Tangible Net Worth covenant.  The text of the amendment is shown in Exhibit 10.20.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

10.17	Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC.
10.20	Second Amendment to Credit Agreement dated July 10, 2006 among Texas Roadhouse, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 3, 2006	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2006	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)