Form 10-Q
period 2006-09-26
Texas Roadhouse, Inc.
filed 2006-11-03
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2006
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

The number of shares of Class A and Class B common stock outstanding were 68,854,169 and 5,265,376, respectively, on October 27, 2006.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 26, 2006	December 27, 2005
Assets
Current assets:
Cash and cash equivalents	$9,290	$28,987
Receivables, net of allowance for doubtful accounts of $69	8,285	9,613
Inventories	5,904	5,893
Prepaid income taxes	—	1,866
Prepaid expenses	1,419	2,259
Deferred tax assets	522	621
Other current assets	—	40
Total current assets	25,420	49,279
Property and equipment, net	280,007	210,382
Goodwill	88,017	51,063
Intangible asset, net	4,969	—
Other assets	2,594	1,869
Total assets	$401,007	$312,593

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$588	$498
Current maturities of obligations under capital leases	51	140
Accounts payable	13,812	17,415
Deferred revenue — gift certificates	9,446	19,355
Accrued wages	12,119	9,220
Accrued taxes and licenses	6,521	3,646
Income tax payable	2,454	—
Other accrued liabilities	5,508	5,695
Total current liabilities	50,499	55,969
Long-term debt, excluding current maturities	19,935	6,255
Obligations under capital leases, excluding current maturities	588	626
Stock option deposits	3,969	3,404
Deferred rent	5,413	4,502
Deferred tax liabilities	7,404	6,679
Other liabilities	2,817	2,932
Total liabilities	90,625	80,367
Minority interest in consolidated subsidiaries	1,282	651
Stockholders’ equity
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 68,825,789 and 65,267,655 shares issued and outstanding at September 26, 2006 and December 27, 2005, respectively)	69	65
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	253,119	201,764
Retained earnings	55,901	29,738
Accumulated other comprehensive income	6	3
Total stockholders’ equity	309,100	231,575
Total liabilities and stockholders’ equity	$401,007	$312,593

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2006	September 27, 2005	September 26, 2006	September 27, 2005
Revenue:
Restaurant sales	$145,859	$111,642	$436,804	$333,357
Franchise royalties and fees	2,595	2,685	7,769	7,794

Total revenue	148,454	114,327	444,573	341,151

Costs and expenses:
Restaurant operating costs:
Cost of sales	51,243	39,335	153,335	117,275
Labor	40,509	30,715	120,675	90,431
Rent	2,588	2,099	7,397	6,225
Other operating	23,481	19,205	70,374	54,697
Pre-opening	2,948	2,306	8,759	5,265
Depreciation and amortization	5,580	3,818	15,641	10,541
General and administrative	7,864	5,725	25,773	19,132

Total costs and expenses	134,213	103,203	401,954	303,566

Income from operations	14,241	11,124	42,619	37,585

Interest expense, net	64	93	533	162
Minority interest	76	181	361	402
Equity (income) from investments in unconsolidated affiliates	(47)	(65)	(182)	(87)

Income before taxes	$14,148	$10,915	$41,907	$37,108
Provision for income taxes	4,998	3,854	15,744	13,099
Net income	$9,150	$7,061	$26,163	$24,009

Net income per common share:
Basic	$0.12	$0.10	$0.35	$0.35

Diluted	$0.12	$0.10	$0.34	$0.33

Weighted average shares outstanding:
Basic	74,052	69,471	73,774	68,166

Diluted	76,323	73,833	76,437	72,538

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	39 Weeks Ended
	September 26, 2006	September 27, 2005
Cash flows from operating activities:
Net income	$26,163	$24,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,641	10,541
Deferred income taxes	(1,366)	(1,348)
(Gain) loss on disposal of assets, net of impairments	205	164
Minority interest	361	402
Equity (income) from investments in unconsolidated affiliates	(182)	(87)
Distributions received from investments in unconsolidated affiliates	248	204
Share-based compensation expense	5,020	—
Changes in operating working capital:
Receivables	1,384	(1,346)
Inventories	289	(478)
Prepaid expenses and other current assets	873	1,748
Other assets	166	(255)
Accounts payable	(3,603)	(1,111)
Deferred revenue — gift certificates	(12,072)	(8,537)
Accrued wages	1,673	(704)
Income tax benefit from exercise of stock options	—	7,645
Excess tax benefits from share-based compensation	(3,483)	—
Prepaid income taxes and income taxes payable	7,803	(1,268)
Accrued taxes and licenses	2,573	249
Other accrued liabilities	(2,163)	1,264
Deferred rent	761	469
Other liabilities	(934)	64

Net cash provided by operating activities	39,357	31,625

Cash flows from investing activities:
Capital expenditures — property and equipment	(66,264)	(40,270)
Proceeds from sale of property and equipment, including insurance proceeds	1,332	—
Acquisitions of franchise restaurants, net of cash acquired	(13,203)	—

Net cash used in investing activities	(78,135)	(40,270)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	15,000	—
Proceeds from minority interest contributions and other	737	70
Excess tax benefits from share-based compensation	3,483	—
Repayment of stock option deposits	(335)	(170)
Proceeds from stock option deposits	1,129	888
Principal payments on long-term debt	(3,521)	(6,414)
Principal payments on capital lease obligations	(127)	(151)
Proceeds from exercise of stock options	3,308	4,018
Proceeds from follow-on offering	—	12,163
Payment of follow-on offering expenses	—	(1,197)
Distributions to minority interest holders	(593)	(485)
Distributions to members	—	(31,176)

Net cash provided by (used in) financing activities	19,081	(22,454)

Net decrease in cash	(19,697)	(31,099)
Cash and cash equivalents — beginning of period	28,987	46,235
Cash and cash equivalents — end of period	$9,290	$15,136

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$697	$612
Cash paid for income taxes	$9,230	$8,069
Supplemental schedule for non-cash investing and financing activities:
Stock acquisition of franchise restaurants	$39,394	—
Assumption of debt — acquisitions	$2,291	—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except per share data)

(1)                                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”) and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp.”), as of and for the 13 and 39 weeks ended September 26, 2006 and September 27, 2005.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain franchise and license restaurants.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, valuation of share-based payment awards and obligations related to workers’ compensation, general liability and property insurance. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 39 weeks ended September 26, 2006 are not necessarily indicative of the results that may be expected for the year ending December 26, 2006.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2005.

(2)                                 Stock-Based Employee Compensation

In May 2004, the Company adopted a stock option plan (the “Plan”) for eligible employees.  This Plan amended and restated the 1997 Texas Roadhouse Management Corp. Stock Option Plan.  The Plan provides for granting of incentive and non-qualified stock options to purchase shares of Class A common stock, stock bonus awards and restricted stock awards.  The Plan provides for the issuance of 16,000,000 shares of Class A common stock plus an annual increase to be added on the first day of the year for a period of ten years, commencing on January 1, 2005 and ending on (and including) January 1, 2014, equal to the lesser of one percent of the shares of Class A common stock outstanding or 1,000,000 shares of Class A common stock.  Options become vested at various periods ranging from one to five years from the date of grant and expire ten years from the date of grant.  The Company requires certain of its eligible employees to make refundable deposits to be applied to the exercise price of the options.  These deposits are classified as stock option deposits in the accompanying condensed consolidated balance sheets.

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

The Company adopted SFAS 123R using a modified version of prospective application effective December 28, 2005, the beginning of its 2006 fiscal year.  The adoption of SFAS 123R has resulted in a reduction of operating profit of $1.5 million ($0.7 million included in labor expense and $0.8 million included in general and administrative expense), a reduction of net income of $1.2 million and a reduction of both basic and fully diluted earnings per share of $0.02 per share for the 13 weeks ended September 26, 2006.  For the 39 weeks ended September 26, 2006, the adoption of SFAS 123R has resulted in a reduction of operating profit of $5.0 million ($2.4 million included in labor expense and $2.6 million included in general and administrative expense), a reduction of net income of $4.0 million, a reduction of both basic and fully diluted earnings per share of $0.05 per share, a decrease of $3.5 million in cash flows from operating activities and an increase of $3.5 million in cash flows from financing activities.

Prior to 2006, all share-based payments were accounted for under the recognition and measurement principles of APB 25 and its related interpretations.  Accordingly, no expense was reflected in the condensed consolidated statements of income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all share-based payments for the 13 and 39 weeks ended September 27, 2005.

	13 Weeks Ended	39 Weeks Ended
	September 27, 2005	September 27, 2005
Net income	$7,061	$24,009
Deduct total stock-based-employee compensation expense determined under fair-value-based method for all awards, net of taxes	(1,695)	(3,812)

Pro forma net income	$5,366	$20,197

Earnings per share:
Basic — as reported	$0.10	$0.35
Basic — pro forma	$0.08	$0.30
Diluted — as reported	$0.10	$0.33
Diluted — pro forma	$0.07	$0.28

The Company estimated the fair value of the option grants made during the 13 and 39 weeks ended September 26, 2006 and September 27, 2005 as of the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 26, 2006	September 27, 2005	September 26, 2006	September 27, 2005

Risk-free interest rate	4.84%	4.11%	4.83%	3.97%
Expected term (years)	3.0 — 5.0	4.0	3.0 — 5.0	4.0
Expected volatility	43.1%	44.6%	43.2%	44.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

In connection with its adoption of SFAS 123R, the Company determined that it was appropriate to group stock option grants into three homogeneous groups when estimating expected term.  These groups consist of grants made primarily to executives, grants made primarily to restaurant-level employees and grants made to corporate office employees.

Prior to the adoption of SFAS 123R, the Company used four years as the expected term of all stock option grants.  In connection with its adoption of SFAS 123R and the increasing amount of historical data the Company now possesses with regard to stock option exercise activity, the Company re-evaluated its expected term assumptions.  Based on historical exercise and post-vesting employee termination behavior, the expected life for options granted to its executives is approximately 5.0 years.  For options granted to restaurant-level employees, the expected life is approximately 4.0 years.  For options granted to its corporate office employees, the expected life is approximately 3.0 years.  The Company based its expected volatility on the volatilities of similar entities for an appropriate period of time along with the volatility of the Company’s stock since its initial public offering.

A summary of option activity as of September 26, 2006 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 27, 2005	7,403,522	$6.66
Granted	662,763	13.36
Forfeited	123,710	13.62
Exercised	1,071,137	3.28
Outstanding at September 26, 2006	6,871,438	$7.71	6.96	$37,406

Exercisable at September 26, 2006	4,053,636	$5.72	6.07	$29,905

The weighted-average grant date fair value of options granted during the 13 weeks ended September 26, 2006 and September 27, 2005 was $3.84 and $7.44, respectively.  The weighted-average grant date fair value of options granted during the 39 weeks ended September 26, 2006 and September 27, 2005 was $5.17 and $6.04, respectively.  The total intrinsic value of options exercised during the 13 weeks ended September 26, 2006 and September 27, 2005 was $0.7 million and $17.4 million, respectively.  For the 39 weeks ended September 26, 2006 and September 27, 2005, the total intrinsic value of options exercised was $13.0 million and $26.1 million, respectively.

As of September 26, 2006, with respect to unvested stock options, there was $5.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.1 years.  The total grant date fair value of stock options vested during the 13 weeks ended September 26, 2006 and September 27, 2005 was $2.0 million and $0.2 million, respectively.  The total grant date fair value of stock options vested during the 39 weeks ended September 26, 2006 and September 27, 2005 was $4.7 million and $0.8 million, respectively.

For the 39 weeks ended September 26, 2006 and September 27, 2005, cash received from options exercised was $3.3 million and $4.0 million, respectively.  The excess tax benefit realized from tax deductions associated with options exercised for the 39 weeks ended September 26, 2006 was $3.5 million.

(3)                                 Long-term Debt

Long-term debt consisted of the following:

	September 26, 2006	December 27, 2005
Installment loans, due 2006 — 2026	$5,523	$6,753
Revolver	15,000	—
	20,523	6,753
Less current maturities	588	498
	$19,935	$6,255

The weighted average interest rate for installment loans outstanding at September 26, 2006 was 9.66%.  The debt is secured by certain land, buildings and equipment.

In October 2004, the Company completed a $150.0 million, five-year revolving credit facility which replaced a credit facility dated July 2003.  The terms of this credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50%, plus a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases, depending on the Company’s leverage ratio.  The credit facility was amended on December 27, 2005 to allow additional indebtedness up to $30.0 million to be assumed outside the facility in connection with acquiring franchise restaurants.  The weighted average interest rate for the revolver at September 26, 2006 was 6.08%.  At September 26, 2006, the Company had $15.0 million outstanding under the credit facility and $132.6 million of availability net of $2.4 million of outstanding letters of credit.

Certain debt agreements require compliance with financial covenants including minimum debt service coverages and maximum debt- to-worth ratios.  The existing credit facility prohibits the Company from incurring additional debt outside the facility except for equipment financing up to $3.0 million, unsecured debt up to $500,000, up to $20.0 million of debt incurred by majority-owned companies formed to own new restaurants and up to $30.0 million in debt incurred in connection with acquiring franchise restaurants.  Additionally, the lenders’ obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Company is currently in compliance with such covenants.

(4)                                 Recently Adopted or Issued Financial Accounting Standards

In October 2005, the FASB issued Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application was permitted but not required.  The Company did not adopt this position retrospectively.  Effective December 28, 2005, the Company began recording rental costs associated with ground or building operating leases that are incurred during a construction period as rental expense.  The Company incurred additional pre-opening expense of $0.1 million and $0.2 million for the 13 and 39 weeks ended September 26, 2006, respectively, related to expensing rental costs associated with the construction of new restaurants.

In June 2006, FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109, was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006 (the Company’s current fiscal year).  The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial position, results of operations or cash flows.

(5)                                 Commitments and Contingencies

The estimated cost of completing capital project commitments at September 26, 2006 and December 27, 2005 was approximately $66.5 million and $42.4 million, respectively.

The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA and Fargo, ND before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchisees, but remains contingently liable if a franchisee defaults under the terms of a lease.  The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021 and the Fargo lease was assigned in February 2006 and expires in July 2016.  The fair value of the guarantees is not considered material.  As disclosed in note 6, these restaurants are owned, in whole or part, by certain officers, directors and 5% stockholders of the Company.

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

(6)                                 Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease is for 15 years and will terminate in November 2014. The lease can be renewed for two additional periods of five years each. Rent is approximately $16,000 per month and will increase by 5% on 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for both 13 week periods ended September 26, 2006 and September 27, 2005.  For the 39 weeks ended September 26, 2006 and September 27, 2005, rent payments were approximately $148,000.

Prior to September 22, 2005, the Elizabethtown, Kentucky restaurant was leased from an entity owned by W. Kent Taylor and three other stockholders.   On September 22, 2005, the Company purchased the land and building associated with the Elizabethtown, Kentucky restaurant for $1.5 million.  Rent expense for this restaurant was approximately $30,000 for the 13 weeks ended September 27, 2005.  For the 39 weeks ended September 27, 2005, rent expense was approximately $0.1 million.  The lease was terminated upon purchase of the land and building.

The Company had 14 and 13 franchise and license restaurants owned, in whole or part, by certain officers, directors and 5% stockholders of the Company at September 26, 2006 and September 27, 2005, respectively. These entities paid the Company fees of approximately $0.5 million during the 13 weeks ended September 26, 2006 and September 27, 2005.  For the 39 weeks ended September 26, 2006 and September 27, 2005, these entities paid the Company fees of approximately $1.5 million and $1.3 million, respectively.   These entities are not consolidated in the Company’s results.  As disclosed in note 5, the Company is contingently liable on four leases which are related to these restaurants.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart reports to W. Kent Taylor, the Company’s founder and Chairman, who conducts her performance reviews and determines her compensation.

(7)                                 Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options outstanding from the Company’s stock option plan. The Company adopted SFAS 123R in the first quarter of 2006 (see note 2).

	13 Weeks Ended		39 Weeks Ended
	September 26, 2006	September 27, 2005	September 26, 2006	September 27, 2005
Net income	$9,150	$7,061	$26,163	$24,099

Basic EPS:
Weighted-average common shares outstanding	74,052	69,471	73,774	68,166

Basic EPS	$0.12	$0.10	$0.35	$0.35

Diluted EPS:
Weighted-average common shares outstanding	74,052	69,471	73,774	68,166
Dilutive effect of stock options	2,271	4,362	2,663	4,372
Shares — diluted	76,323	73,833	76,437	72,538

Diluted EPS	$0.12	$0.10	$0.34	$0.33

Stock options with an exercise price greater than the average market price of the Company’s Class A common stock and certain options with unrecognized compensation expense do not impact the computation of diluted earnings per share because the effect would be antidilutive.  For the 13 and 39 weeks ended September 26, 2006, options to purchase 1,865,852 shares of common stock were outstanding but not included in the computation of diluted earnings  per share because their inclusion would have had an anti-dilutive effect.  For the 13 and 39 weeks ended September 27, 2005, all unexercised stock options were included in the computation of diluted earnings per share because their exercise prices were less than the average market price of the Company’s Class A common stock during the respective periods.

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

These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations.  Based on a purchase price of $40.8 million, net of the $0.8 million charge relating to EITF Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, (“EITF 04-1”) and the Company’s estimates of the fair value of net assets acquired, $37.0 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes or deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$4,224
Property and equipment, net	4,657
Goodwill	36,955
Intangible asset	5,237
Other assets	19
Current liabilities	(5,669)
Deferred tax liabilities	(2,190)
Other liabilities	(149)
Debt	(2,291)

$40,793

The Company expects to complete the allocation of purchase price to the fair value of assets acquired and liabilities assumed by the end of its 2006 fiscal year.  The Company does not expect any adjustments to be significant.

If the acquisitions had been completed as of the beginning of the year ended December 27, 2005, pro forma revenue, net income and earnings per share for the 13 and 39 weeks ended September 27, 2005 would have been as follows:

	For the 13 Weeks Ended September 27, 2005	For the 39 Weeks Ended September 27, 2005
Revenue	$123,996	$371,069
Net income	7,749	26,015
Basic EPS	$0.11	$0.37
Diluted EPS	$0.10	$0.35

The 2,486,997 shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  In connection with the acquisitions, the Company entered into a registration rights agreement that provided the holders of these securities with the ability to request registration of the securities for resale.  A number of such holders requested registration of 1,334,552 shares for resale.  These shares were registered on April 25, 2006.  Subject to certain volume limitations, which may be waived by the Company, the shares may be resold pursuant to the registration statement only during ten-day trading window periods following announcements of the Company’s earnings.

In conjunction with these acquisitions, the Company acquired the land and buildings leased by eight of the 11 franchise restaurants for approximately $15.6 million.

As a result of these acquisitions, the Company incurred a charge of $0.8 million and recorded an intangible asset relating to certain reacquired franchise rights of $5.2 million in accordance with EITF 04-1.  EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

The intangible asset of $5.2 million has a weighted average life of approximately 15 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from 12 to 20 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million and $0.3 million for the 13 and 39 weeks ended September 26, 2006, respectively.  The Company expects the annual expense for each of the next five years to be $0.4 million.

(9)                                 Income Taxes

The Company’s effective tax rate for the 13 weeks ended September 26, 2006 remained unchanged at 35.3% from the 13 weeks ended September 27, 2005.  The increase in the rate in Q3 2006 due to the non-deductibility of certain incentive stock options recorded in accordance with the adoption of SFAS 123R was offset by higher federal tax credits.  For the 39 weeks ended September 26, 2006 the Company’s effective tax rate increased to 37.6% from 35.3% for the 39 weeks ended September 27, 2005 due to the non-deductibility of certain incentive stock options and the charge of $0.8 million recorded in accordance with the application of EITF 04-1, offset by higher federal tax credits.  A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the 13 weeks and 39 weeks ended September 26, 2006 and September 27, 2005 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2006	September 27, 2005	September 26, 2006	September 27, 2005

Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.1	3.1	3.1	3.1
Federal tax credits	(5.8)	(3.8)	(4.5)	(3.2)
Incentive stock options	2.0	—	2.2	—
EITF 04-1 charge relating to acquisition	—	—	0.7	—
Other	1.0	1.0	1.1	0.4
Total	35.3%	35.3%	37.6%	35.3%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 26, 2006, 241 Texas Roadhouse restaurants were operating in 43 states, including:

•                    153 “company restaurants,” of which 148 were wholly-owned and five were majority-owned.  The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

•                    88 “franchise restaurants,” of which 85 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 18 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity (income) from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as two additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in three of the five majority-owned company restaurants and (ii) 65 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 26, 2006 and September 27, 2005 are referred to as Q3 2006 and Q3 2005, respectively, and the 39 weeks ended September 26, 2006 and September 27, 2005 are referred to as 2006 YTD and 2005 YTD, respectively.

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

Restaurant Other Operating Expenses.   Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, advertising, repair and maintenance, property taxes, credit card fees and general liability insurance. Profit sharing allocations to managing partners and market partners are also included in restaurant other operating expenses.

Restaurant Pre-opening Expenses.   Restaurant pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training salaries, travel expenses, rent, and food, beverage and other initial supplies and expenses.

Depreciation and Amortization Expenses.   Depreciation and amortization expenses (“D&A”) includes the depreciation of fixed assets and amortization of intangibles with definite lives.

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

Minority Interest.   Our consolidated subsidiaries at September 26, 2006 included five majority-owned restaurants.  Our consolidated subsidiaries at September 27, 2005 included three majority-owned or controlled restaurants. Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.

Equity (Income) from Investments in Unconsolidated Affiliates.   We own a 5.0% to 10.0% equity interest in 18 franchise restaurants. Equity (income) or loss from investments in unconsolidated affiliates represents our percentage share of net income or loss earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 26, 2006		September 27, 2005		September 26, 2006		September 27, 2005
	$	%	$	%	$	%	$	%
	($ in thousands)
Revenue:
Restaurant sales	145,859	98.3	111,642	97.7	436,804	98.3	333,357	97.7
Franchise royalties and fees	2,595	1.7	2,685	2.3	7,769	1.7	7,794	2.3

Total revenue	148,454	100.0	114,327	100.0	444,573	100.0	341,151	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	51,243	35.1	39,335	35.2	153,335	35.1	117,275	35.2
Labor	40,509	27.8	30,715	27.5	120,675	27.6	90,431	27.1
Rent	2,588	1.8	2,099	1.9	7,397	1.7	6,225	1.9
Other operating	23,481	16.1	19,205	17.2	70,374	16.1	54,697	16.4
(As a percentage of total revenue)
Pre-opening	2,948	2.0	2,306	2.0	8,759	2.0	5,265	1.5
Depreciation and amortization	5,580	3.8	3,818	3.3	15,641	3.5	10,541	3.1
General and administrative	7,864	5.3	5,725	5.0	25,773	5.8	19,132	5.6

Total costs and expenses	134,213	90.4	103,203	90.3	401,954	90.4	303,566	89.0
Income from operations	14,241	9.6	11,124	9.7	42,619	9.6	37,585	11.0
Interest expense, net	64	NM	93	0.1	533	0.1	162	NM
Minority interest	76	0.1	181	0.2	361	0.1	402	0.1
Equity (income) from investments in unconsolidated affiliates	(47)	NM	(65)	(0.1)	(182)	NM	(87)	NM

Income before taxes	14,148	9.5	10,915	9.5	41,907	9.4	37,108	10.9
Provision for income taxes	4,998	3.4	3,854	3.3	15,744	3.5	13,099	3.9
Net income	9,150	6.1	7,061	6.2	26,163	5.9	24,009	7.0

NM - Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 27, 2005	127	94	221
Openings	4	1	5
Acquisitions (Dispositions)	11	(11)	—
Closures	—	—	—

Balance at March 28, 2006	142	84	226
Openings	6	1	7
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at June 27, 2006	148	85	233
Openings	5	3	8
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—
Balance at September 26, 2006	153	88	241

Q3 2006 (13 weeks) Compared to Q3 2005 (13 weeks) and 2006 YTD (39 weeks) Compared to 2005 YTD (39 weeks)

Restaurant Sales.   Restaurant sales increased by 30.6% in Q3 2006 as compared to Q3 2005 and by 31.0% in 2006 YTD as compared to 2005 YTD.  These increases were primarily attributable to the opening of new restaurants, the acquisitions of 11 franchise restaurants and comparable restaurant sales growth.  Restaurant sales from the 11 acquired franchise restaurants were $10.0 million and $31.2 million in Q3 2006 and 2006 YTD, respectively.  The following table summarizes additional factors that influenced the changes in restaurant sales at company restaurants for the periods.

	Q3 2006	Q3 2005	2006 YTD	2005 YTD

Store weeks	1,949	1,522	5,610	4,390
Comparable restaurant sales growth	2.3%	3.8%	3.4%	6.0%
Average unit volume (in thousands)	$963	$950	$3,023	$2,953

Franchise Royalties and Fees.   Franchise royalties and fees decreased by $0.1 million or by 3.4% in Q3 2006 from Q3 2005 and by $25,000 or by 0.3% in 2006 YTD as compared to 2005 YTD.  The decreases in Q3 2006 and 2006 YTD are primarily attributable to the impact of our acquisition of 11 franchise restaurants offset by the impact of the opening of new franchise restaurants and comparable restaurant sales growth.  These acquired franchise restaurants generated approximately $0.3 million and $1.0 million in franchise royalties in Q3 2005 and 2005 YTD, respectively.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 35.1% in both Q3 2006 and 2006 YTD from 35.2% in both Q3 2005 and 2005 YTD.  The decreases in Q3 2006 and 2006 YTD are primarily attributable to a 1% price increase taken in January 2006, partially offset by higher commodity costs, principally produce costs.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, increased to 27.8% in Q3 2006 from 27.5% in Q3 2005 and to 27.6% in 2006 YTD from 27.1% in 2005 YTD.  The increases in Q3 2006 and 2006 YTD are primarily due to the expensing of stock options in conjunction with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), offset by a reduction in our workers’ compensation insurance expense.  We recorded stock option expense of $0.7 million (0.5% as a percentage of restaurant sales) in Q3 2006 and $2.4 million (0.6% as a percentage of restaurant sales) in 2006 YTD.  Our workers’ compensation insurance expense decreased $0.6 million (0.4% and 0.1% as a percentage of restaurant sales in Q3 2006 and 2006 YTD, respectively) due to changes in our claim development history based on our third quarter actuarial analysis.  The remaining increase is primarily due to restaurants opened in 2006 as we generally incur higher labor costs during the first few months after the opening of a new restaurant, partially offset by the benefit generated from comparable restaurant sales growth.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, decreased to 1.8% in Q3 2006 from 1.9% in Q3 2005 and to 1.7% in 2006 YTD from 1.9% 2005 YTD.  The decrease in Q3 2006 is due primarily to the impact associated with the 11 acquired franchise restaurants.  The decrease in 2006 YTD is due to the impact associated with the 11 acquired franchise restaurants and the benefit generated from comparable restaurant sales growth.  Eight of 11 acquired franchise restaurants are on owned properties.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.1% in Q3 2006 from 17.2% in Q3 2005 and to 16.1% in 2006 YTD from 16.4% in 2005 YTD.  The decreases in Q3 2006 and 2006 YTD were primarily due to lower insurance costs and credit card fees.  In Q3 2006, we recorded a reduction in our general liability insurance expense which resulted in a $0.9 million decrease (0.6% and 0.2% as a percentage of restaurant sales in Q3 2006 and 2006 YTD, respectively) in general liability insurance expense over Q3 2005 and 2005 YTD.  The reduction was due to changes in our claim development history based on our third quarter actuarial analysis.  In Q3 2006, credit card fees were $0.6 million lower (0.4% and 0.1% as a percentage of restaurant sales in Q3 2006 and 2006 YTD, respectively) than in Q3 2005 due to a $0.5 million pre-tax, non-cash charge to credit card fees in Q3 2005 to recognize an accounting policy change.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased in Q3 2006 to $2.9 million from $2.3 million in Q3 2005 and to $8.8 million in 2006 YTD from $5.3 million 2005 YTD.  These increases are primarily due to substantially more restaurants being in the development pipeline in Q3 2006 versus Q3 2005 and in 2006 YTD versus 2005 YTD.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of revenue, increased to 3.8% in Q3 2006 from 3.3% in Q3 2005 and increased to 3.5% for 2006 YTD from 3.1% in 2005 YTD. The increases in Q3 2006 and 2006 YTD were related to capital spending on new restaurants and the acquired franchise restaurants.

General and Administrative Expenses.  G&A increased in Q3 2006 to 5.3% of revenue from 5.0% of revenue in Q3 2005 and in 2006 YTD to 5.8% of revenue from 5.6% of revenue in 2005 YTD.  The increase in Q3 2006 is primarily due to the adoption of SFAS 123R.  In conjunction with the adoption of SFAS 123R, we recorded stock option expense of $0.8 million (0.5% of revenue) in Q3 2006. The increase in 2006 YTD is due to stock option expense and the application of Emerging Issues Task Force (“EITF”) No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), offset by the absorption of G&A over a larger revenue base.  In 2006 YTD, we recorded stock option expense of $2.6 million (0.6% of revenue) and a charge of $0.8 million (0.2% of revenue) in conjunction with the application of EITF 04-1 relating to the acquisition of the 11 franchise restaurants in the first quarter of 2006.

Interest Expense, Net.   Interest expense remained relatively unchanged in Q3 2006 compared to Q3 2005 and increased to $0.5 million in 2006 YTD from $0.2 million in 2005 YTD.  The change in interest expense in 2006 YTD was primarily due to increased borrowings under our credit facility and a slight reduction in interest income.

Income Tax Expense.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Our effective tax rate remained unchanged in Q3 2006 from 35.3% in Q3 2005 and increased in 2006 YTD to 37.6% from 35.3% in 2005 YTD.  The increase in Q3 2006 due to the non-deductibility of certain incentive stock options in accordance with SFAS 123R was offset by higher federal tax credits.  The increase in 2006 YTD was due to the non-deductibility of certain incentive stock options in accordance with SFAS 123R and the charge relating to the application of EITF 04-1, offset by higher federal tax credits.  We expect the effective tax rate to be approximately 37.1% for fiscal 2006, which would result in an effective tax rate of 35.4% for the fourth quarter of 2006.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
	September 26, 2006	September 27, 2005

Net cash provided by operating activities	$39,357	$31,625
Net cash used in investing activities	(78,135)	(40,270)
Net cash provided by (used in) financing activities	19,081	(22,454)

Net decrease in cash	$(19,697)	$(31,099)

Net cash provided by operating activities was $39.4 million in 2006 YTD compared to $31.6 million in 2005 YTD. The increase was driven by changes in net income, depreciation and amortization and share-based compensation expense, offset by higher gift card redemptions.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital.  Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $78.1 million in 2006 YTD compared to $40.3 million in 2005 YTD.  The increase was primarily due to capital spending associated with increased restaurant development and the $13.2 million use of cash associated with the acquisitions of the 11 franchise restaurants in the first quarter of 2006.  This increase included $15.6 million for the acquisition of land and buildings previously leased by eight of the 11 franchise restaurants acquired on the same date and $2.1 million of cash paid in partial consideration for ten of the 11 franchise restaurants, offset by $3.7 million of acquired cash from the franchise restaurants and $0.8 million relating to the application of EITF 04-1.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 26, 2006, there were 80 restaurants developed on land which we owned.  Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2006, we expect our capital expenditures to be approximately $80.0 million to $90.0 million, excluding acquisitions, most of which will relate to restaurant openings in 2006 and 2007. We intend to satisfy our capital requirements over the next 18 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Net cash provided by financing activities was $19.1 million in 2006 YTD as compared to net cash used in financing activities of $22.5 million in 2005 YTD.  This increase was due primarily to the payment of distributions of $31.2 million in Q2 2005, net borrowings of $15.0 million under our credit facility and excess tax benefits from share-based compensation recognized in accordance with SFAS 123R of $3.5 million in 2006 YTD, offset by net proceeds from our secondary offering in Q3 2005 of $11.6 million.   In Q2 2005, $31.2 million of distributions was paid to members of our predecessor company, Texas Roadhouse Holdings LLC, in redemption of its preferred shares related to its income for periods prior to and through October 8, 2004.

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

At September 26, 2006, we had $15.0 million of outstanding borrowings under our credit facility and $132.6 million of availability net of $2.4 million of outstanding letters of credit.  The weighted average interest rate for the revolver at September 26, 2006 was 6.08%.  In addition, we had various other notes payable totaling $5.5 million with interest rates ranging from 4.35% to 10.80%.  Each of these notes related to the financing of specific restaurants.  The weighted average interest rate for these notes at September 26, 2006 was 9.66%.  Our total weighted average effective interest rate at September 26, 2006 was 7.04%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 26, 2006:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$20,523	$588	$1,168	$15,759	$3,008
Capital lease obligations	639	51	119	148	321
Operating lease obligations	105,674	10,834	19,007	28,624	47,209
Capital obligations	66,487	66,487	—	—	—
Total contractual obligations	$193,323	$77,960	$20,294	$44,531	$50,538

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

Recently Issued Accounting Standards

In June 2006, FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109, was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if an entity has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted.  The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006 (the Company’s current fiscal year).  The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At September 26, 2006, there was $15.0 million outstanding under our revolving line of credit which bears interest at approximately 75 to 150 basis points (depending on our leverage ratios) over the London Interbank Offered Rate.   Our various other notes payable totaling $5.5 million at September 26, 2006 had fixed and variable interest rates ranging from 4.35% to 10.80%.  Should interest rates based on these borrowings increase by one percentage point, it would not have a material impact on our net income.

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

We are subject to business risk as our beef supply is highly dependent upon five vendors.  We currently purchase most of our beef from one of these five vendors who is one of the largest beef suppliers in the country. If this vendor was unable to fulfill its obligations under its contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

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

Changes in internal control

During the period covered by this report, there were no significant changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

10.1

Third Amendment and Consent to Credit Agreement dated as of September 14, 2006 to the Credit Agreement dated as of October 8, 2004 by and among the registrant, the lenders named therein and Bank of America, N.A., as Administrative Agent (in corporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 20, 2006)

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

TEXAS ROADHOUSE, INC.

Date: November 3, 2006	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2006	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)