Form 10-K
period 2006-12-26
Texas Roadhouse, Inc.
filed 2007-02-23
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2006

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

(502) 426-9984

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 27, 2006 was $691,258,900 based on the closing stock price of $13.64. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding. The market value calculation was determined using the closing stock price of our Class A common stock on the Nasdaq Global Select Market.

The number of shares of Class A and Class B common stock outstanding were 69,076,631 and 5,265,376, respectively, on February 16, 2007.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 26, 2006, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed under “Risk Factors” elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

•       our ability to raise capital in the future;

•       our ability to successfully execute our growth strategy;

•       our ability to successfully open new restaurants, acquire franchise restaurants or execute other strategic transactions;

•       our ability to integrate the franchise or other restaurants which we acquire;

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

General Development of Business

Texas Roadhouse is a growing, moderately priced, full-service, casual dining restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 26, 2006, there were 251 Texas Roadhouse restaurants operating in 43 states. We owned and operated 163 restaurants in 37 states and franchised and licensed an additional 88 restaurants in 23 states.

Over the past five years, the total number of Texas Roadhouse company and franchise restaurants increased from 120 restaurants as of the end of 2001 to 251 restaurants as of the end of 2006, representing a 15.9% compounded annual growth rate. Over the same period, our revenue increased from $159.9 million to $597.1 million, our income from operations increased from $13.7 million to $54.4 million, and our net income increased from $7.3 million to $34.0 million, representing compounded annual growth rates of 30.2%, 31.8% and 36.1%, respectively.

Financial Information about Operating Segments

As of December 26, 2006, we operated 163 Texas Roadhouse restaurants, each as a single operating segment, and franchised and licensed an additional 88 restaurants. The restaurants operate exclusively in the U.S. within the casual dining restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment.

Narrative Description of Business

Texas Roadhouse is a full-service, casual dining restaurant chain. We offer an assortment of specially seasoned and aged steaks hand-cut daily on the premises and cooked to order over open gas-fired grills. In addition to steaks, we also offer our guests a selection of ribs, fish, seafood, chicken and vegetable plates, and an assortment of hamburgers, salads and sandwiches. The majority of our entrées include two made-from-scratch side items, and we offer all our guests a free unlimited supply of roasted in-shell peanuts and made-from-scratch yeast rolls.

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

•       Offering high quality, freshly prepared food.    We place a great deal of emphasis on ensuring our guests receive high quality, freshly prepared food. We have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, appearance and presentation. In addition, we employ a team of product coaches whose sole function is to provide continual, hands-on training and education to our kitchen staff for the purpose of assuring uniform adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size.

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

•       Offering attractive price points.    We offer our food and beverages at moderate price points that are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. For example, our steak entrées, which include the choice of two side items, generally range from $8.99 for our 6-ounce sirloin to $19.99 for our 18-ounce T-bone. The per guest average check for the restaurants we owned and operated in 2006 was approximately $14.50. Per person average check represents restaurant sales divided by the number of guests served. We considered each sale of an entrée to be a single guest served. Our per guest average check is highly influenced by our weekday dinner only focus.

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

Unit Prototype and Economics

We designed our prototype Texas Roadhouse restaurant to provide a relaxed atmosphere and maximize restaurant sales. The Texas Roadhouse prototypical restaurant consists of a freestanding building with approximately 6,300 to 6,900 square feet of space constructed on sites of approximately 1.7 to 2.0 acres, with seating at approximately 56 tables for a total of 239 guests, including 15 bar seats, and parking for approximately 150 automobiles. Our current prototype is adaptable to in-line locations such as spaces within an enclosed mall or a shopping center.

The total cash cost of developing the current prototype Texas Roadhouse restaurant in which we own the land is approximately $3.0 to $4.0 million or $2.6 to $3.6 million excluding pre-opening costs. This cost includes approximately $0.7 million to $1.2 million for land, approximately $1.2 million to $1.6 million for building and site construction, approximately $0.7 million to $0.8 million for furniture, fixtures, signage and equipment and approximately $0.4 million for pre-opening costs. When we lease the land, the total cash cost of developing our prototype restaurant is between $2.3 million and $2.8 million including pre-opening costs or $1.9 to $2.4 million excluding pre-opening costs. As of December 26, 2006, we owned 83 properties and leased 80 properties.

Our average unit volume for 2006 was $4.0 million. The time required for a new restaurant to reach a steady level of cash flow is approximately three to six months.

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

Existing Restaurant Locations

As of December 26, 2006, we had 163 company restaurants and 88 franchise restaurants in 43 states as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	2	—	2
Arizona	6	—	6
Arkansas	1	—	1
California	—	3	3
Colorado	11	1	12
Connecticut	2	—	2
Delaware	2	—	2
Florida	1	5	6
Georgia	2	7	9
Idaho	2	—	2
Illinois	5	2	7
Indiana	3	15	18
Iowa	4	—	4
Kansas	2	1	3
Kentucky	5	4	9
Louisiana	5	1	6
Maine	1	—	1
Maryland	—	5	5
Massachusetts	4	1	5
Michigan	5	2	7
Mississippi	1	—	1

Missouri	2	2	4
Montana	—	1	1
Nebraska	—	1	1
New Hampshire	1	—	1
New Jersey	1	—	1
New Mexico	2	—	2
New York	3	—	3
North Carolina	10	—	10
North Dakota	1	1	2
Ohio	14	4	18
Oklahoma	4	—	4
Pennsylvania	9	5	14
Rhode Island	1	—	1
South Carolina	—	6	6
South Dakota	1	—	1
Tennessee	—	12	12
Texas	34	4	38
Utah	2	—	2
Virginia	7	—	7
West Virginia	1	2	3
Wisconsin	5	3	8
Wyoming	1	—	1
Total	163	88	251

Food

Menu.   Texas Roadhouse restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. Our dinner entrée prices generally range from $7.99 to $19.99. We offer a broad assortment of specially seasoned and aged steaks, including 6 and 8 oz. Filets; 6, 8, 11 and 16 oz. Sirloins; 10, 12 and 16 oz. Rib-eyes; Prime Rib; and T-Bones, most of which are hand-cut daily on the premises and cooked over open gas-fired grills. We also offer our guests a selection of fish, seafood, chicken, pork chops, ribs, and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include made-from-scratch yeast rolls and most include two of the following made from scratch sides: baked potato, sweet potato, steak fries, mashed potatoes, house or Caesar salad, green beans, chili, seasoned rice, baked beans and steamed vegetables. Our menu allows guests to customize their meals by ordering steaks that are “smothered” either in cheese, onions, gravy or mushrooms and baked potatoes “loaded” with cheese and bacon. Other menu items include specialty appetizers such as the “Cactus Blossom®” and “Chicken Critters®” (chicken tenders). We also provide a “12 & Under” menu for children that includes a sirloin steak, rib basket, Chicken Critters, cheeseburger, hot dog and macaroni and cheese, all served with a beverage at prices generally between $2.99 and $6.99.

Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer. Managing partners are encouraged to tailor their beer selection to include regional brands and microbrews. We serve a selection of major brands of liquor and wine as well as frozen margaritas. Alcoholic beverages accounted for 11.6% of restaurant sales at Texas Roadhouse in fiscal 2006.

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

Food Quality.   We are committed to serving a varied menu of high-quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to ensure consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each restaurant, a fully trained meat cutter hand cuts our steaks and other restaurant team members prepare all side items and yeast rolls from scratch in the restaurants daily. We assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency and speed. Additionally, we expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, appearance and presentation.

We employ a team of product coaches whose sole function is to provide continual, hands-on training and education to the kitchen staff in all Texas Roadhouse restaurants for the purpose of assuring uniform adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. The team currently consists of over 20 product coaches, each handling an average of ten restaurants system-wide. We expect to maintain a comparable ratio of product coaches to restaurants as we continue to grow.

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

Food and supplies are ordered by, and shipped directly to, the restaurants, as we do not maintain a central product warehouse or commissary. Most food products used in the operation of the Company’s restaurants are distributed to individual restaurants through an independent national distribution company. We strive to qualify more than one supplier for all key food items and believe that beef of comparable quality as well as all other essential food and beverage products are available, upon short notice, from alternative qualified suppliers.

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

Each product coach is required to perform a sanitation audit on two restaurants each month and send the results to our Quality Assurance department for review. To reinforce the importance of food safety, Texas Roadhouse has printed all HAACP (Hazard Analysis and Critical Points) points in bold type on each recipe.

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

Atmosphere.   The atmosphere of Texas Roadhouse restaurants is intended to appeal to broad segments of the population, children and adults, families, couples, single adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere, featuring an exterior of rough-hewn cedar siding and corrugated metal. The interiors feature pine floors and stained concrete and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display-cooking grill and a meat cooler displaying fresh cut steaks, and may wait for seating in either a spacious, comfortable waiting area or a southwestern style bar. While waiting for a table, guests can enjoy complimentary roasted in-shell peanuts and watch as cooks prepare steaks and other entrées on the gas-fired grills. Immediately upon being seated at a table, guests can enjoy made-from-scratch yeast rolls along with roasted in-shell peanuts.

People

Management and Employees.   Each of our restaurants has one managing partner, one kitchen manager and one service manager, and, in many cases, one or more additional assistant managers and/or key employees. The managing partner of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant and is responsible for maintaining the standards of quality and performance established by us. We use market partners to supervise the operation of our restaurants including the continuing development of each restaurant’s management team. Through regular visits to the restaurants, the market partners ensure adherence to all aspects of our concept, strategy and standards of quality. To further assure adherence to our standards of quality and to achieve uniform execution throughout the system, we employ product coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food quality. The attentive service and high quality food, which results from each restaurant having a managing partner, two to three managers and the hands-on assistance of a product coach, are critical to our success.

Training and Development.   All restaurant employees are required to complete varying degrees of training before and during employment. Our detailed training program emphasizes our operating strategy, procedures and standards and is conducted individually at Texas Roadhouse restaurants and in groups in Louisville, Kentucky.

Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum four to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management team members are required to complete a comprehensive 16-week training program, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by either the market partner, product coach or managing partner.

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

Local Restaurant Area Marketing.   Given our strategy to be a neighborhood destination, local area marketing is integral in developing brand awareness in each market. To enhance our visibility in new markets, we deliver free food to local businesses in connection with new restaurant openings. Managing partners are encouraged to participate in creative community-based marketing, such as hosting local radio or television programs. We also engage in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs. For instance, our involvement with the Special Olympics, a local Little League baseball team, a local church or the Armed Forces, shows our “Legendary Care, Concern and Support” for our communities. We leverage the corresponding recognition in our public relations and marketing efforts to communicate our corporate values and mission statement to our guests. We employ marketing coordinators at the restaurant and market level to develop and execute the majority of the local marketing strategies.

Advertising.   Although our restaurant concept is not media driven, to build brand awareness we spend a limited amount of our marketing dollars on various advertising channels, including billboard, print, radio and television. These advertisements are designed to reflect “Legendary Food, Legendary Service” as well as our fun and welcoming restaurant environment.

Restaurant Franchise Arrangements

Franchise Restaurants.   As of December 26, 2006, we had 20 franchisees that operated 88 restaurants in 23 states. Franchise rights are granted for specific restaurants, and we do not grant any rights to develop a territory. Approximately 70% of our franchise restaurants are operated by eight franchisees. No franchisee operates more than 15 restaurants.

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

Management Services.   We provide management services to 18 of the franchise restaurants in which we or our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services through outside sources on a pass-through cost basis. We also provide restaurant employees on a pass-through cost basis to three franchise restaurants in which we or our founder have an ownership interest. In addition, we receive a monthly fee of $1,250 from two franchise restaurants for providing payroll and accounting services.

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

Competition

According to the National Restaurant Association, or NRA, restaurant industry sales in 2007 will represent approximately 4% of the United States’ gross domestic product. The NRA also forecasts that restaurant industry sales will reach $537 billion and will encompass approximately 935,000 restaurants.

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

Trademarks

Our registered trademarks and service marks include, among others, the marks “Texas Roadhouse®” and our stylized logo. We have registered all of our marks with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 13 foreign jurisdictions including the European Union. To better protect our brand, we have also registered the Internet domain name “www.texasroadhouse.com.” We believe that our trademarks, service marks, and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept.

Government Regulation

We are subject to a variety of federal, state and local laws. Each of our restaurants is subject to permitting, licensing and regulation by a number of government authorities relating to alcoholic beverage control, health, safety, sanitation, building and fire codes, and to compliance with the applicable zoning, land use and environmental laws and regulations. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

In 2006, 11.6% of our restaurant sales were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

Our restaurant operations are also subject to federal and state laws governing such matters as the minimum hourly wage, minimum tipped wage, unemployment tax rates, sales tax and similar matters, over which we have no control. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage (which currently is $5.15 per hour) or the applicable state minimum wage, and further increases in federal or state minimum wage would increase our labor costs.

Seasonality

Our business is subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter and summer months of each year.

Employees

As of December 26, 2006, we employed approximately 19,000 people, of whom 255 were executive and administrative personnel, 754 were restaurant management personnel and the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	51	Chairman of the Company, Director
G.J. Hart	49	President, Chief Executive Officer, Director
Steven L. Ortiz	49	Chief Operating Officer
Scott M. Colosi	42	Chief Financial Officer
Sheila C. Brown	54	General Counsel, Corporate Secretary

W. Kent Taylor.   Mr. Taylor is our founder and was, until the completion of our initial public offering, Chief Executive Officer. Upon the completion of the initial public offering, Mr. Taylor became Chairman of the Company, an executive position. Before his founding of our concept, Mr. Taylor founded and co-owned Buckhead Bar and Grill in Louisville, Kentucky. Mr. Taylor has over 20 years of experience in the restaurant industry.

G.J. Hart.   Mr. Hart has served as our President since May 15, 2000. Upon the completion of the initial public offering, Mr. Hart became President and Chief Executive Officer. From October 1995 until May 2000, Mr. Hart was President of Al Copeland Investments in Metairie, Louisiana, a privately held business consisting of four restaurant concepts, hotels, gaming, entertainment and food processing operations. From June 1991 to September 1995, Mr. Hart was President of TriFoods International, Inc., a producer of prepared food products. Mr. Hart has over 25 years of experience in the food industry.

Steven L. Ortiz.   Mr. Ortiz has served as our Executive Vice President of Operations since May 2001. Upon the completion of the initial public offering, Mr. Ortiz became Chief Operating Officer. Mr. Ortiz joined our company in 1996 as a Market Partner in which capacity he was responsible for developing and starting new Texas Roadhouse restaurants in Texas. From 1982 to 1996, Mr. Ortiz was employed by Bennigan’s Restaurants in various capacities, including General Manager, Area Director and Regional Vice President. Mr. Ortiz has over 20 years of experience in the restaurant industry.

Scott M. Colosi.   Mr. Colosi has served as our Chief Financial Officer since September 2002. From 1992 until September 2002, Mr. Colosi was employed by YUM! Brands, Inc., owner of the A&W, KFC, Pizza Hut, Long John Silver’s and Taco Bell brands. During this time, Mr. Colosi served in various financial positions and, immediately prior to joining us, was Director of Investor Relations. Mr. Colosi has 19 years of experience in the restaurant industry.

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

ITEM 1A. RISK FACTORS

From time to time in annual reports and oral statements, and in this Annual Report on Form 10-K, we present statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those discussed below.

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

Our objective is to grow our business and increase stockholder value by (1) expanding our base of company restaurants (and, to a lesser extent, franchise restaurants) that are profitable and (2) increasing sales and profits at existing restaurants. While both these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis. We expect this to continue to be the case in the future.

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

•       labor availability and costs for hourly and management personnel including mandated changes in federal and/or state minimum wage rates or health benefits;

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

Our future success significantly depends on the continued services and performance of our key management personnel, particularly G.J. Hart, our president and chief executive officer; Scott M. Colosi, our chief financial officer; Steven L. Ortiz, our chief operating officer; and W. Kent Taylor, our founder and chairman. Our future performance will depend on our ability to motivate and retain these and other key officers and managers, particularly market partners and managing partners. Competition for these employees is intense. The loss of the services of members of our senior management or other key officers or managers or the inability to attract additional qualified personnel as needed could materially harm our business.

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

The development of our business may require significant additional capital in the future to, among other things, fund our operations and growth strategy. We have historically relied upon bank financing and private sales of equity interests in certain restaurants to fund our operations. Going forward, we will continue to rely on bank financing and also expect to access the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our outstanding debt. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

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

We have also entered into other loan agreements with other lenders to finance various restaurants which impose financial covenants that are less restrictive than those imposed by our existing credit facility. A default under these loan agreements could result in a default under our existing credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 26, 2006, we were in compliance with all of our lenders’ covenants.

The acquisition of existing restaurants from our franchisees and licensees and other strategic transactions may have unanticipated consequences that could harm our business and our financial condition.

We have previously announced our intention to selectively acquire existing restaurants from our franchisees or licensees. Additionally, from time to time, we evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and obtain appropriate financing. Any acquisition or future development that we pursue, whether or not successfully completed, may involve risks, including:

•       material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

•       risks associated with entering into markets or conducting operations where we have no or limited prior experience;

•       risks inherent in accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates, and our ability to achieve projected economic and operating synergies; and

•       the diversion of management’s attention from other business concerns.

Future acquisitions of existing restaurants from our franchisees or licensees or other strategic partners, which may be accomplished through a cash purchase transaction, the issuance of shares of our

Class A common stock or a combination of both, could have a dilutive impact on holders of our Class A common stock, and result in the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other tangible and intangible assets, any of which could harm our business and financial condition. The development of additional concepts may not be as successful as our experience in the development of the Texas Roadhouse concept. Development rates for newer brands may differ significantly as there is increased risk in the development of a new restaurant concept or system.

Approximately 21% of our company restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

As of December 26, 2006, we operated a total of 34 company restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

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

We currently purchase most of our beef from four of the largest beef suppliers in the country under fixed price contracts. If these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs or otherwise, would adversely impact our operating expenses. Recently, numerous states have enacted legislation resulting in tip and minimum wage increases, and we anticipate that additional legislation may be enacted in 2007 and future periods. Our operating expenses could be adversely affected to the extent that we are not able to offset these costs. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff, to keep pace with our growth strategy. If we are unable to do so, our results of operations may be adversely affected.

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

Complaints or litigation may hurt us.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, or we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition, results of operations or liquidity. Further, adverse publicity resulting from these allegations may materially adversely affect us and our restaurants.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such damages could have a material adverse effect on our business and results of operations. In addition, we self-insure a significant portion of expected losses under our workers compensation, general liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Risks Related to Our Stock and Corporate Structure

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions include, among other things, elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings and “blank check” preferred stock. Blank check preferred stock enables our Board of Directors, without approval of the Class A stockholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board of directors may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board of Directors may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their Class A common stock.

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

As of February 16, 2007, our founder and chairman, W. Kent Taylor, beneficially owned all of our outstanding shares of Class B common stock and 13,954,896 shares of Class A common stock, representing approximately 55% of our voting power. As a result, Mr. Taylor has the ability to control our management and affairs and the outcome of all matters requiring stockholder approval, including the election and removal of our entire Board of Directors, and any merger, consolidation or sale of all or substantially all of our assets. The Class B common stock has ten votes per share, while Class A common stock has one vote per share. While this dual-class structure is in effect, Mr. Taylor is able to control all matters submitted to our stockholders even if in the future he were to own significantly less than 50% of the equity of our company. This concentrated control could discourage others from initiating any potential merger takeover or other change of control transaction that may otherwise be beneficial to our businesses. As a result, the market price of Class A common stock could be adversely affected.

Our founder and chairman controls our company and his interests may differ from your interests.

As a result of W. Kent Taylor’s controlling interests in our company as described above, Mr. Taylor is able to exercise a controlling influence over our business and affairs and to unilaterally determine the outcome of any matter submitted to a vote of our stockholders. Mr. Taylor’s interests in our company may differ from the interests of our other stockholders, and Mr. Taylor could take actions or make decisions that are not in the best interests of our stockholders.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 26, 2006, we leased 52,170 square feet. Our leases expire between March 31, 2014 and December 31, 2020. We have rights to expand our leased space as additional space in the building becomes available. We have an option to renew the leases for an additional five years. Of the 163 company restaurants in operation as of December 26, 2006, 83 locations are owned and 80 are leased, as shown in the following table.

State	Owned	Leased	Total
Alabama	2	—	2
Arizona	4	2	6
Arkansas	—	1	1
Colorado	7	4	11
Connecticut	—	2	2
Delaware	1	1	2
Florida	—	1	1
Georgia	2	—	2
Idaho	—	2	2
Illinois	2	3	5
Indiana	2	1	3
Iowa	2	2	4
Kansas	2	—	2
Kentucky	3	2	5
Louisiana	1	4	5
Maine	—	1	1
Massachusetts	1	3	4
Michigan	2	3	5
Mississippi	1	—	1
Missouri	—	2	2
New Hampshire	1	—	1
New Jersey	—	1	1
New Mexico	1	1	2
New York	1	2	3
North Carolina	4	6	10
North Dakota	—	1	1
Ohio	9	5	14
Oklahoma	1	3	4
Pennsylvania	3	6	9
Rhode Island	—	1	1
South Dakota	1	—	1
Texas	23	11	34
Utah	—	2	2
Virginia	3	4	7
West Virginia	1	—	1
Wisconsin	2	3	5
Wyoming	1	—	1
Total	83	80	163

Additional information concerning our properties and leasing arrangements is included in note 2(p) and note 9 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. The Class A common stock has been quoted on the Nasdaq Global Select Market since October 5, 2004. On August 18, 2005, the Company declared a two-for-one stock split of the Company’s Class A and Class B common stock to stockholders of record as of the close of business on September 6, 2005. The stock split was effected in the form of a 100% stock dividend on September 23, 2005. All share and per share information included throughout this report for all periods presented has been adjusted to retroactively reflect the stock split. The quarterly high and low closing price of our Class A common stock by quarter were as follows:

	High	Low
Year ended December 27, 2005
First Quarter	$16.12	$13.04
Second Quarter	$17.55	$12.84
Third Quarter	$19.05	$13.57
Fourth Quarter	$16.89	$13.95
Year ended December 26, 2006
First Quarter	$16.90	$13.80
Second Quarter	$17.09	$12.66
Third Quarter	$13.84	$9.74
Fourth Quarter	$14.76	$12.28

The number of holders of record of our Class A common stock as of February 16, 2007 was 319. The number of holders of record of our Class B common stock as of February 16, 2007 was one. There is no established trading market for our Class B common stock.

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

As of December 26, 2006, shares of Class A common stock authorized for issuance under our equity compensation plan are summarized in the following table. See note 16 to the Consolidated Financial Statements for a description of the plan.

Plan Category	Shares to Be Issued Upon Exercise	Weighted- Average Option Exercise Price	Shares Available for Future Grants
Plan approved by stockholders	6,933,236	$7.98	4,742,575
Plans not approved by stockholders	—	—	—
Total	6,933,236	$7.98	4,742,575

Unregistered Sales of Equity Securities

Except as previously reported, there were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

During the year ended December 26, 2006, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our Class A common stock.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected consolidated financial data as of and for the years 2006, 2005 and 2004 from our audited consolidated financial statements. The 2004 financial data give effect to the combination of our operations under Texas Roadhouse, Inc., a “C” corporation, and the closing of the Company’s initial public offering, both of which occurred on October 8, 2004. The 2004 financial data also give effect to an income tax provision for the period after October 8, 2004 and include an adjustment to establish a deferred tax liability related to the $5.0 million excess of the reported amounts of the Company’s assets and liabilities over the tax basis of those assets and liabilities at October 8, 2004.

The selected consolidated financial data as of and for the years 2002 and 2003 and from December 31, 2003 through October 8, 2004 were derived from our audited consolidated financial statements and present the consolidated operations of Texas Roadhouse Holdings LLC and its wholly-owned and majority-owned restaurants, Texas Roadhouse Development Corporation, Texas Roadhouse Management Corp., WKT Restaurant Corp., and nine franchise restaurants, all of which were entities under the common control of Mr. Taylor. The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. Beginning with fiscal year 2002, for operational reasons, the Company changed its fiscal year end from the last Sunday in December to the last Tuesday in December. This change resulted in fiscal year 2002 consisting of 52 weeks and two days as compared to fiscal years 2003 through 2006, which were all 52 weeks in length. The Company utilizes a 13 week accounting period for quarterly reporting purposes. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$586,557	$448,341	$354,190	$279,519	$226,756
Franchise royalties and fees	10,574	10,443	8,821	6,934	6,080
Total revenue	597,131	458,784	363,011	286,453	232,836
Income from operations	54,369	47,296	38,682	34,258	26,312
Income before taxes	53,390	46,614	28,860	23,143	16,953
Provision for income taxes(1)	19,381	16,292	7,159	—	—
Net income	$34,009	$30,322	$21,701	$23,143	$16,953

			Pro forma
Historical net income			$21,701	$23,143	$16,953
Pro forma provision for income taxes(2)			7,869	8,379	6,041
Net income adjusted for pro forma provision for income taxes			$13,832	$14,764	$10,912
Net income per common share:
Basic	$0.46	$0.44	$0.27	$0.31	$0.23
Diluted	$0.44	$0.42	$0.24	$0.30	$0.22
Weighted average shares outstanding(3):
Basic	73,876	68,677	51,890	46,880	46,668
Diluted	76,520	72,565	56,514	49,544	49,376

	Fiscal Year
	2006	2005	2004	2003	2002
	($ in thousands)
Consolidated Balance Sheet Data:
Total assets	$452,588	$312,593	$275,854	$148,193	$128,527
Long-term debt, net of current maturities	34,787	6,255	12,760	56,254	59,094
Obligations under capital leases, net of current maturities	575	626	771	914	1,095
Total liabilities	132,209	80,367	101,944	104,606	95,690
Minority interest	1,305	651	699	5,685	5,850
Total stockholders’ equity(4)	319,074	231,575	173,211	37,902	26,987
Selected Operating Data:
Company restaurants:
Number open at end of period	163	127	107	87	77
Average unit volumes(5)	$3,979	$3,891	$3,679	$3,401	$3,270
Comparable restaurant sales growth(6)	3.5%	5.6%	7.6%	3.4%	3.7%
Net cash provided by operating activities	79,744	64,384	$57,275	$42,158	31,718
Net cash used in investing activities	$(109,845)	$(61,021)	$(49,735)	$(26,524)	(32,764)
Net cash provided by (used in) financing activities	$34,898	$(20,611)	$32,967	$(17,722)	$4,945

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

Our effective tax rate is determined based on estimates of pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. Our actual effective tax rate for 2006 was 36.3%, comprised of a combined state tax rate of 3.1% and an effective federal rate of 33.2%. Our actual effective tax rate for 2005 was 34.9%, comprised of a combined state tax rate of 3.1% and an effective federal rate of 31.8%. Our actual effective tax rate for October 8, 2004 through December 28, 2004 was 33.6%, excluding the $5.0 million deferred tax charge discussed above, comprised of a combined state tax rate of 3.4% and an effective federal rate of 30.2%.

(2)          The pro forma provision for income taxes gives effect to our reorganization as a “C” corporation. The adjustment is based upon the information shown in the table below. The combined state tax rate is our estimate of the average state tax rate we would have incurred based on the mix and volume of business we do in the states and the relevant apportionment factors for those states. The combined federal and state tax rates shown below give effect to the deductibility of state taxes at the federal level and tip tax credits from 2002 through October 7, 2004.

	2004	2003	2002
Effective federal tax rate	31.6%	32.5%	32.1%
Combined state tax rate	3.3%	3.7%	3.5%
Combined effective federal and state tax rate	34.9%	36.2%	35.6%

(3)          See note 13 to the Consolidated Financial Statements.

(4)          See note 12 to the Consolidated Financial Statements.

(5)          Average unit volume represents the average annual restaurant sales for all company restaurants open for a full six months before the beginning of the period measured.

(6)          Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. As of December 26, 2006, there were 251 Texas Roadhouse restaurants operating in 43 states. We owned and operated 163 restaurants in 37 states, and franchised and licensed an additional 88 restaurants in 23 states.

The first Texas Roadhouse restaurant opened in Clarksville, Indiana in February 1993. As of December 26, 2006, there were 251 Texas Roadhouse restaurants in existence including:

•       163 “company restaurants,” of which 158 were wholly-owned and five were majority-owned. The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our consolidated statements of income.

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

Presentation of Financial and Operating Data

We operate on a fiscal year that ends on the last Tuesday in December. Fiscal years 2006, 2005 and 2004 were 52 weeks in length. Our quarters are 13 weeks in length.

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

•       nine controlled franchise restaurants

all of which were entities under the common control of W. Kent Taylor, our founder and chairman. Our consolidated historical financial statements and financial and operating data reflect the consolidated operations and financial position of Texas Roadhouse Holdings LLC and the above affiliated entities.

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

•       issued an aggregate of 6,178,160 shares of Class A common stock to acquire the remaining equity interests in Texas Roadhouse Development Corporation and all 31 of our majority-owned company restaurants (including the remaining equity interests in the nine controlled franchise restaurants), and all of the equity interests in one franchise restaurant;

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

Restaurants that we owned and operated for the full six months before the beginning of 2006 generated average unit volumes of $4.0 million for 2006. Our average cash investment to develop and open a new restaurant, including the cost of land and pre-opening expenses, is approximately $3.0 million to $4.0 million. Our ability to expand our restaurant base is influenced by factors beyond our control and therefore we may not be able to achieve our anticipated growth. See “Forward-looking Statements.”

We may, at our discretion, add franchise restaurants primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. We may, also, look to acquire franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.

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

Key Operating Personnel

Key personnel who have a significant impact on the performance of our restaurants include managing and market partners. Each company restaurant has one managing partner who serves as the general manager. Market partners can provide supervisory services for up to 12 to 15 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. The managing partner of each company restaurant and their corresponding market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing and market partners includes a base salary plus a percentage of the pre-tax net income of the restaurant(s) they operate or supervise. Managing and market partners are eligible to participate in our stock option plan and are required to make deposits of $25,000 and $50,000, respectively, which can be used towards the exercise price of such options.

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

Restaurant Labor Expenses.   Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our managing and market partners. These profit sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

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

Pre-opening Expenses.   Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training salaries, travel expenses, rent, and food, beverage and other initial supplies and expenses.

Depreciation and Amortization Expenses.   Depreciation and amortization expenses (“D&A”) includes the depreciation of fixed assets and amortization of intangibles with definite lives.

General and Administrative Expenses.   General and administrative expenses (“G&A”) are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. Supervision and accounting fees received from certain franchise restaurants and license restaurants are offset against G&A. G&A also includes share-based compensation expense related to corporate office employees.

Interest Expense, Net.   Interest expense includes the cost of our debt obligations including the amortization of loan fees, reduced by interest income and capitalized interest. Interest income includes earnings on cash and cash equivalents. In 2004, interest expense included write-offs of loan fees related to the disposition of the July 2003 facility.

Minority Interest.   Our consolidated subsidiaries at December 26, 2006 included five majority-owned restaurants. Our consolidated subsidiaries at December 27, 2005 included four majority-owned restaurants, three of which were open. In conjunction with the closing of our reorganization and initial public offering on October 8, 2004, we acquired the remaining equity interests in 31 majority-owned company restaurants. As a result, subsequent to October 8, 2004, minority interest included three majority-owned restaurants, two of which were open at December 28, 2004. Minority interest represents the portion of income attributable to the other owners of the majority-owned restaurants and, for periods prior to our IPO, Texas Roadhouse Development Corporation.

Equity Income from Unconsolidated Affiliates.   We own 5.0% to 10.0% equity interest in 18 franchise restaurants. At December 27, 2005 and December 28, 2004, we owned 5% to 10% equity interest in 16 and 12 franchise restaurants, respectively. Also, at December 27, 2005 and December 28, 2004, we also owned 1% equity interest in one franchise restaurant. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

	Results of Operations
	Fiscal Year
	2006		2005		2004
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	586,557	98.2	448,341	97.6	354,190	97.6
Franchise royalties and fees	10,574	1.8	10,443	2.3	8,821	2.4
Total revenue	597,131	100.0	458,784	100.0	363,011	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	205,615	35.1	158,004	35.2	123,531	34.9
Labor	162,610	27.7	122,090	27.2	97,196	27.4
Rent	10,052	1.7	8,397	1.9	8,261	2.3
Other operating	96,088	16.4	75,083	16.7	58,044	16.4
(As a percentage of total revenue)
Pre-opening	12,508	2.1	8,092	1.8	6,743	1.9
Depreciation and amortization	21,357	3.6	14,582	3.2	11,005	3.0
General and administrative	34,532	5.8	25,240	5.5	19,549	5.4
Total costs and expenses	542,762	90.9	411,488	89.7	324,329	89.3
Income from operations	54,369	9.1	47,296	10.3	38,682	10.7
Interest expense, net	645	(0.1)	263	(0.1)	4,654	(1.3)
Minority interest	585	(0.1)	549	(0.1)	5,278	(1.5)
Equity income from investments in unconsolidated affiliates	(251)	0.0	(130)	0.0	(110)	0.0
Income before taxes	53,390	8.9	46,614	10.2	28,860	8.0
Provision for income taxes	19,381	3.2	16,292	3.6	7,159	2.0
Net income	34,009	5.7	30,322	6.6	21,701	6.0

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 30, 2003	87	75	162
Openings	19	12	31
Acquisitions (Dispositions)	1	(1)	—
Closures	—	—	—
Balance at December 28, 2004	107	86	193
Openings	20	8	28
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—
Balance at December 27, 2005	127	94	221
Openings	25	5	30
Acquisitions (Dispositions)	11	(11)	—
Closures	—	—	—
Balance at December 26, 2006	163	88	251

Restaurant Sales

Restaurant sales increased by 30.8% in 2006 as compared to 2005. This increase was primarily attributable to the opening of new restaurants, the acquisitions of 11 franchise restaurants on the first day of fiscal 2006 and comparable restaurant sales growth. Restaurant sales from the 11 acquired franchise restaurants were $41.0 million in 2006. Restaurant sales increased by 26.6% in 2005 as compared to 2004. This increase was primarily attributable to the opening of new restaurants and comparable restaurant sales growth.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for 2006, 2005 and 2004.

	2006	2005	2004
Company Restaurants
Store weeks	7,648	5,984	4,920
Comparable restaurant sales growth	3.5%	5.6%	7.6%
Average unit volumes (in thousands)	$3,979	$3,891	$3,679

The 2006 amounts in table above include the impact of increased menu pricing of approximately 1.0% and 0.8% implemented in January 2006 and October 2006, respectively. All of these menu price increases were principally driven by industry wide increases in commodity costs. In addition, the table above includes the impact of increased menu pricing of approximately 1.8%, 0.5% and 2.0% implemented in November 2003, March 2004 and November 2004, respectively. All of these menu price increases were also principally driven by a significant industry wide increase in commodity costs. We have recently increased menu pricing approximately 2.0%. This increase was principally driven by increases in minimum and tip wages which took effect in numerous states at the beginning of 2007.

On December 28, 2005, we acquired 11 franchise restaurants. These acquisitions were accretive to 2006 diluted earnings per share by approximately $ 0.02 prior to any acquisition-related charges. We recorded a charge of $0.8 million on the first quarter 2006 acquisitions as discussed in note 3 to the Consolidated Financial Statements.

In 2007, we plan to open approximately 28 to 30 additional company restaurants. We have either begun construction or have sites currently under contract for purchase or lease for all of these restaurants.

In addition, we will continue to evaluate opportunities for acquiring additional franchise restaurants in 2007.

Franchise Royalties and Fees

Franchise royalties and fees increased by $0.1 million, or by 1.3%, from 2005 to 2006. This increase was primarily attributable to the impact of the opening of new franchise restaurants and comparable restaurant sales growth of 2.7% offset by the impact of our acquisition of 11 franchise restaurants on December 28, 2005. These acquired franchise restaurants generated approximately $1.3 million in franchise royalties in 2005. Franchise restaurant count activity is shown in the restaurant unit activity table above. In 2007, franchisees plan to open two to four new franchise restaurants.

Franchise royalties and fees increased by $1.6 million, or by 18.4%, from 2004 to 2005. This increase was primarily attributable to the opening of new franchise restaurants and comparable restaurant sales growth of 4.4%. Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales

Restaurant cost of sales decreased as a percentage of restaurant sales to 35.1% in 2006 from 35.2% in 2005. This decrease was primarily due to menu price increases of approximately 1.0% and 0.8% in January 2006 and October 2006, respectively, partially offset by higher commodity costs, principally produce costs.

Restaurant cost of sales increased as a percentage of restaurant sales to 35.2% in 2005 from 34.9% in 2004. This increase was primarily due to the higher cost of pork ribs and was partially offset by menu price increases of approximately 2%.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant sales, increased to 27.7% in 2006 from 27.2% in 2005. The increase was primarily due to the expensing of stock options in conjunction with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), at the beginning of fiscal 2006, offset by a reduction in our workers’ compensation insurance expense. We recorded share-based compensation expense of $2.9 million (0.5% as a percentage of restaurant sales) in 2006, as discussed in note 2 to the Consolidated Financial Statements. Our workers’ compensation insurance expense decreased 0.1% as a percentage of restaurant sales in 2006 due to more favorable claims experience. The remaining increase is primarily due to restaurants opened in 2006 as we generally incur higher labor costs during the first few months after the opening of a new restaurant, partially offset by the percentage of sales benefit generated from comparable restaurant sales growth. Effective at the beginning of 2007, numerous states enacted legislation resulting in tip wage and minimum wage increases. In an effort to mitigate the impact of these additional costs, we have recently increased our menu prices by approximately 2.0%. We anticipate that additional legislation may be enacted in future periods that, if enacted, would have an adverse effect on our labor costs.

Restaurant labor expenses, as a percentage of restaurant sales, decreased to 27.2% in 2005 from 27.4% in 2004. The percentage of sales benefit generated from comparable restaurant sales growth more than offset modest wage rate inflation.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant sales, decreased to 1.7% in 2006 from 1.9% in 2005. The decrease was due to the impact associated with the 11 acquired franchise restaurants (eight of the 11 acquired franchise restaurants are on owned properties) and the benefit generated from comparable restaurant sales growth.

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

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.4% in 2006 from 16.7% in 2005. The decrease was primarily due to lower insurance costs, equipment rent, credit card fees and the sales benefit generated from comparable restaurant sales growth, partially offset by higher impairment costs. General liability insurance expense decreased 0.1% as a percentage of restaurant sales due to more favorable claims experience, while credit cards fees were 0.1% lower as a percentage of restaurant sales than in 2005 due to a $0.8 million pre-tax, non-cash charge to credit card fees in the third quarter of 2005 to recognize an accounting policy change. Additionally, equipment rent decreased 0.1% as a percentage of restaurant sales due to no longer utilizing leasing arrangements to finance equipment packages on new stores. These decreases were partially offset by impairment costs of $0.5 million (0.1% as a percentage of restaurant sales) incurred in conjunction with the planned relocation of two restaurant sites in 2007.

Restaurant other operating expenses, as a percentage of restaurant sales, increased to 16.7% in 2005 from 16.4% in 2004. The increase was due in part to higher credit card fees, gift card fees, utilities and hurricane-related closure costs. The increase was partially offset by decreases in general liability insurance, supplies costs and equipment rent. Credit card fees included a $0.8 million (0.2% as a percentage of sales) pre-tax, non-cash charge to recognize an accounting policy change. As a result of the change in accounting policy regarding credit card fees, we had approximately 13 months of credit card fees in 2005 and 12 months in 2004 and future years. Gift card fees increased in 2005 due to the decrease in gift card breakage as compared to 2004. In 2004, we recorded a cumulative adjustment for gift card breakage of $1.7 million for cards sold from 2000 to 2004 and still outstanding at the end of 2004. In 2005, we recorded gift card breakage of $0.7 million on gift cards sold in 2005. In 2005, we recorded a $0.8 million (0.2% as a percentage of sales) decrease in general liability insurance expense due to changes in our claim development history based on our fourth quarter actuarial analysis compared to a $1.0 million (0.3% as a percentage of sales) increase in 2004.

Restaurant Pre-opening Expenses

Pre-opening expenses in 2006 increased to $12.5 million from $8.1 million in 2005. This increase was primarily due to substantially more restaurants being in the development pipeline in 2006 versus 2005. Additionally, we opened 25 restaurants in 2006 compared to 20 restaurants in 2005. Pre-opening costs will fluctuate from period to period, based on the number and timing of restaurant openings. We incurred additional pre-opening expense in 2006 of $0.4 million related to expensing rental costs associated with the construction of new restaurants as required by Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period as discussed in note 2 to the Consolidated Financial Statements.

Pre-opening expenses in 2005 increased to $8.1 million from $6.7 million in 2004. We opened 20 restaurants in 2005 compared to 19 restaurants in 2004. In addition, pre-opening costs were incurred in both periods for restaurant openings in progress.

Depreciation and Amortization Expenses

D&A, as a percentage of revenue, increased to 3.6% in 2006 from 3.2% in 2005 which was an increase from 3.0% in 2004. These increases were primarily related to capital spending on new restaurants.

General and Administrative Expenses

G&A increased in 2006 to $34.5 million (5.8% of revenue) from $25.2 million (5.5% of revenue) in 2005. This increase was primarily due to the adoption of SFAS 123R and the application of Emerging Issues Task Force (“EITF”) No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), offset by the leveraging of other G&A costs as our system continues to grow. In 2006, we recorded share-based compensation expense of $3.3 million (0.5% of revenue) in conjunction with the adoption of SFAS 123R, as discussed in note 2 to the Consolidated Financial Statements, and a charge of $0.8 million (0.1% of revenue) in conjunction with the application of EITF 04-1 relating to the acquisition of the 11 franchise restaurants in the first quarter of 2006, as discussed in note 3 to the Consolidated Financial Statements.

G&A increased in 2005 to $25.2 million (5.5% of revenue) from $19.5 million (5.4% of revenue) in 2004. This increase was primarily due to general business growth and public company costs which did not exist until the fourth quarter of 2004.

Interest Expense, Net

Interest expense increased to $0.6 million in 2006 from $0.3 million in 2005. This increase was primarily due to increased borrowings under our credit facility, offset by increased capitalized interest. Borrowings under our credit facility increased as a result of us acquiring the land and buildings leased by eight of the 11 franchise restaurants acquired on December 28, 2005 and increased capital expenditures relating to new restaurants.

Interest expense decreased to $0.3 million in 2005 from $4.7 million in 2004. Interest expense in 2005 included interest income of $0.6 million. Excluding this income, interest expense decreased by approximately $3.8 million from 2004 to 2005 due to a significant reduction in our long term debt.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Our effective tax rate for 2006 increased to 36.3% from 34.9% in 2005. The increase in 2006 was due to the non-deductibility of certain incentive stock options in accordance with SFAS 123R and the charge relating to the application of EITF 04-1, partially offset by higher federal tax credits. We expect the effective tax rate to be approximately 36.0% for fiscal 2007.

Our effective tax rate for 2005 was 34.9%. Until October 8, 2004, we operated as a limited liability company and were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf and there is no provision for income taxes prior to October 8, 2004 in our consolidated financial statements. In connection with the closing of our corporate reorganization and initial public offering, we became a “C” corporation subject to federal and state income taxes. Accordingly, our effective tax rate for October 8, 2004 to December 28, 2004 was 33.6%. We had income tax expense of $2.2 million for 2004, excluding the $5.0 million deferred tax charge that was recognized in the fourth quarter of 2004 as a result of our conversion from a limited liability company to a “C” corporation. See note 10 to the Consolidated Financial Statements.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year
	2006	2005	2004
	(in thousands)
Net cash provided by operating activities	$79,744	$64,384	$57,275
Net cash used in investing activities	(109,845)	(61,021)	(49,735)
Net cash provided by (used in) financing activities	34,898	(20,611)	32,967
Net increase (decrease) in cash	$4,797	$(17,248)	$40,507

Net cash provided by operating activities was $79.7 million in 2006 compared to $64.4 million in 2005. The increase was driven by changes in net income, depreciation and amortization and share-based compensation expense. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth. Net cash provided by operating activities was $64.4 million in 2005 compared to $57.3 million in 2004. The increase was driven primarily by the tax benefit from the exercise of stock options, net income and higher gift card sales in 2005, offset by deferred income taxes and changes in working capital.

Net cash used in investing activities was $109.8 million in 2006 compared to $61.0 million in 2005. The increase was primarily due to an increase in capital spending associated with new restaurant development and the $13.3 million use of cash associated with the acquisitions of the 11 franchise restaurants in the first quarter of 2006. This increase included $15.6 million for the acquisition of land and buildings previously leased by eight of the 11 franchise restaurants acquired on the same date and $2.1 million of cash paid in partial consideration for ten of the 11 franchise restaurants, offset by $3.8 million of acquired cash from the franchise restaurants and $0.8 million related to the applications of EITF 04-1. Net cash used in investing activities was $61.0 million in 2005 compared to $49.7 million in 2004. The increase was primarily due to an increase in capital spending associated with new restaurant construction.

We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 26, 2006, there were 83 restaurants developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2007, we expect our capital expenditures to be $90.0 to $100.0 million, excluding franchise acquisitions, substantially all of which will relate to planned restaurant openings. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Net cash provided by financing activities was $34.9 million in 2006 compared to net cash used in financing activities of $20.6 million in 2005. This increase was due primarily to net borrowings of $30.0 million under our credit facility to fund capital expenditures and the acquisition of franchise restaurants, excess tax benefits from share-based compensation recognized in accordance with SFAS 123R of $3.8 million and the payment of distributions of $31.2 million in 2005, offset by net proceeds from our secondary offering in 2005 of $11.0 million. In 2005, $31.2 million of distributions was paid to members of our predecessor company, Texas Roadhouse Holdings LLC, in redemption of its preferred shares related to its income for periods prior to and through October 8, 2004. Net cash used in financing activities was $20.6 million in 2005 compared to net cash provided by financing activities of $33.0 million in 2004. The change was due primarily to the payment of distributions of $31.2 million to members of our predecessor company in 2005, offset by net proceeds from our secondary offering of $11.0 million and net proceeds from the exercise of stock options of $5.8 million in 2005. Additionally, 2004 included net proceeds from short-term and long-term debt of $15.1 million.

On July 5, 2005, we issued 700,000 shares as part of a follow-on Class A common stock offering and received net offering proceeds of $11.0 million, net of $1.2 million of offering expenses. In conjunction with the offering, we paid off $4.0 million of borrowings under our credit facility, with the remaining proceeds used to fund development of new restaurants and for general corporate purposes.

In 2006, we paid distributions of $0.8 million to equity holders of our five majority-owned company restaurants. In 2005, we paid distributions of $0.7 million to equity holders of our three majority-owned company restaurants. We have also paid distributions to our equity holders relating to periods before our initial public offering. Our predecessor companies paid aggregate distributions to their equity holders in 2004 of $22.7 million. Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business.

On October 8, 2004, we entered into a $150.0 million, five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank of Kentucky. The facility replaced the previous credit facility. The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50% and to pay a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases depending on our leverage ratio. The facility prohibits us from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3.0 million, unsecured debt up to $500,000 and up to $20.0 million of debt incurred by majority-owned companies formed to open new restaurants. The credit facility was amended on December 27, 2005 to allow additional indebtedness up to $30.0 million outside the facility in connection with acquiring franchisees. The facility also prohibits the declaration or payment of cash dividends on our stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of our stock. Additionally, the lenders’ obligations to extend credit under the facility depends upon maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. We are currently in compliance with such covenants.

At December 26, 2006, we had $30.0 million of outstanding borrowings under our credit facility and $117.5 million of availability net of $2.5 million of outstanding letters of credit. In addition, we had various other notes payable totaling $5.4 million with interest rates ranging from 4.35% to 10.80%. Each of these notes relate to the financing of specific restaurants. Our total weighted average effective interest rate at December 26, 2006 was 6.62%.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 26, 2006:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$35,388	$601	$31,059	$739	$2,989
Capital lease obligations	627	52	123	152	300
Interest(1)	9,098	2,586	4,673	754	1,085
Operating lease obligations	108,150	10,742	19,779	19,964	57,665
Capital obligations	81,127	81,127	—	—	—
Total contractual obligations	$234,390	$95,108	$55,634	$21,609	$62,039

(1)          Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations. Uses interest rates as of December 26, 2006 for our variable rate debt.

The Company has no material minimum purchase commitments with its vendors that extend beyond a year. See notes 4 and 9 to the Consolidated Financial Statements for details of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off-balance sheet arrangements.

Guarantees

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA and Fargo, ND prior to our granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but we remain contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease expires in May 2014, the Everett lease expires in February 2018, the Montgomeryville lease expires in March 2021 and the Fargo lease expires in July 2016.

Recent Accounting Pronouncements

In June 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations or cash flows.

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

Share-based Employee Compensation.   Beginning in the first quarter of 2006, we account for share-based compensation in accordance with SFAS 123R. As required by SFAS 123R, share-based compensation expense is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See note 2 in the Consolidated Financial Statements for further discussion of share-based employee compensation.

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

The Company recorded an impairment loss in restaurant other operating expenses of $0.5 million in 2006 with respect to two restaurants that were approved to relocate to better sites in their respective markets. One of these restaurants opened at its new site in January 2007. We concluded that no other impairment charge was necessary as a result of our impairment evaluations for 2006, 2005 and 2004.

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

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use the assumptions from our strategic plan for items such as sales growth and operating costs. If our assumptions used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. We concluded that no impairment charge was required for the years ended December 26, 2006, December 27, 2005 and December 28, 2004.

Insurance Reserves.   We self-insure a significant portion of expected losses under our workers compensation, general liability and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed below:

Workers compensation	$250,000
General liability	$100,000
Property	$25,000

We record a liability for unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based on estimates provided by a third party administrator and actuary. Our estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0% at December 26, 2006 resulting in a discount of $0.2 million. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by an immaterial amount. We also monitor actuarial observations of historical claim development for the industry. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

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

Effects of Inflation

We do not believe inflation has had a significant effect on our operations during the past several years as we generally have been able to substantially offset increases in our restaurant and operating costs resulting from inflation by altering our menu, increasing menu prices or making other adjustments.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At December 26, 2006, there was $30.0 million in outstanding borrowings under our revolving line of credit, which bears interest at approximately 75 to 150 basis points (depending on our leverage ratios) over the London Interbank Offered Rate (“LIBOR”). We had various other notes payable totaling $5.4 million with fixed interest rates ranging from 4.35% to 10.80%. Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.3 million.

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and cheese and we are subject to prevailing market conditions when purchasing those types of commodities. For commodities that are purchased under fixed price contracts, the prices are based on prevailing market conditions at the time the contract is entered into and do not fluctuate during the contract period. We currently do not use financial instruments to hedge commodity prices but will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or, if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

We are subject to business risk as our beef supply is highly dependent upon four vendors. If these vendors were unable to fulfill its obligations under its contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

See Index to Consolidated Financial Statements at Item 15.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 26, 2006.

Changes in internal control

During the fourth quarter of 2006, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2006.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 26, 2006 as stated in their report therein.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 23, 2007.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 23, 2007.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 23, 2007.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 23, 2007.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 23, 2007.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1. Consolidated Financial Statements

Description	Page Number in Report
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 26, 2006 and December 27, 2005	F-3
Consolidated Statements of Income for the years ended December 26, 2006, December 27, 2005 and December 28, 2004	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 26, 2006, December 27, 2005 and December 28, 2004	F-5
Consolidated Statements of Cash Flows for the years ended December 26, 2006, December 27, 2005 and December 28, 2004	F-6
Notes to Consolidated Financial Statements	F-7

2. Financial Statement Schedules

Omitted due to inapplicability or because required information is shown in the Company’s Consolidated Financial Statements or notes thereto.

3. Exhibits

Exhibit No.	Description
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

10.9	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.10

Form of Limited Partnership Agreement and Operating Agreement for company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.11

Lease Agreement dated as of November 1999, by and between TEAS II, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.12

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.13

Updated schedule as of December 26, 2006 of the owners of company-managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as set forth at Exhibit 10.10 of this Form 10-K

10.14

Updated schedule as of December 26, 2006 of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as set forth at Exhibit 10.12 of this Form 10-K

10.15*

First Amendment to Employment Agreement between Registrant and Sheila C. Brown dated March 3, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2004 (File No. 000-50972))

10.16*

Information concerning the potential bonuses to be paid to each of the named executive officers under the Registrant’s bonus incentive program for fiscal 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2006 (File No. 000-50972))

10.17

First Amendment to Credit Agreement dated December 27, 2005 among Registrant, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2005 (File No. 000-50972))

10.18

Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2006) (File No. 000-50972))

10.19

Second Amendment to Credit Agreement dated July 10, 2006 among Texas Roadhouse, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2006) (File No. 000-50972))

10.20

Third Amendment and Consent to Credit Agreement dated as of September 14, 2006 to the Credit Agreement dated as of October 8, 2004 by and among Registrant, the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (File No. 000-50972))

10.21	First Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated December 27, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS ROADHOUSE, INC.
By:	/s/ G.J. HART
G.J. Hart
President, Chief Executive Officer, Director
Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. KENT TAYLOR	Chairman of the Company,	February 23, 2007
W. Kent Taylor	Director
/s/ G.J. HART	President, Chief Executive	February 23, 2007
G.J. Hart	Officer, Director
(Principal Executive Officer)
/s/ SCOTT M. COLOSI	Chief Financial Officer	February 23, 2007
Scott M. Colosi	(Principal Financial Officer and
Principal Accounting Officer)
/s/ GREGORY N. MOORE	Director	February 23, 2007
Gregory N. Moore
Director
Martin T. Hart
/s/ JAMES F. PARKER	Director	February 23, 2007
James F. Parker
/s/ JAMES R. RAMSEY	Director	February 23, 2007
James R. Ramsey
/s/ JAMES R. ZARLEY	Director	February 23, 2007
James R. Zarley

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the “Company”) as of December 26, 2006 and December 27, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 26, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 26, 2006 and December 27, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective December 28, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Roadhouse, Inc.’s  internal control over financial reporting as of December 26, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 23, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Texas Roadhouse, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 26, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Texas Roadhouse, Inc. maintained effective internal control over financial reporting as of December 26, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Texas Roadhouse, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 26, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 26, 2006 and December 27, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 26, 2006, and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky
February 23, 2007

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 26, 2006	December 27, 2005
Assets
Current assets:
Cash and cash equivalents	$33,784	$28,987
Receivables, net of allowance for doubtful accounts of $69 in 2006 and 2005	8,299	9,613
Inventories	6,436	5,893
Prepaid income taxes	—	1,866
Prepaid expenses	2,920	2,259
Deferred tax assets	1,066	621
Other current assets	—	40
Total current assets	52,505	49,279
Property and equipment, net	305,731	210,382
Goodwill	86,649	51,063
Intangible asset, net	4,880	—
Other assets	2,823	1,869
Total assets	$452,588	$312,593
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$601	$498
Current maturities of obligations under capital leases	52	140
Accounts payable	18,794	17,415
Deferred revenue—gift certificates	26,205	19,355
Accrued wages	13,737	9,220
Income tax payable	3,725	—
Accrued taxes and licenses	6,726	3,646
Other accrued liabilities	8,139	5,695
Total current liabilities	77,979	55,969
Long-term debt, excluding current maturities	34,787	6,255
Obligations under capital leases, excluding current maturities	575	626
Stock option deposits	4,102	3,404
Deferred rent	5,829	4,502
Deferred tax liabilities	7,823	6,679
Other liabilities	1,114	2,932
Total liabilities	132,209	80,367
Minority interest in consolidated subsidiaries	1,305	651
Stockholders’ equity
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares outstanding or issued)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 69,002,925 and 65,267,655 shares issued and outstanding at December 26, 2006 and December 27, 2005, respectively)	69	65
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	255,253	201,764
Retained earnings	63,747	29,738
Accumulated other comprehensive income	—	3
Total stockholders’ equity	319,074	231,575
Total liabilities and stockholders’ equity	$452,588	$312,593

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 26, 2006	December 27, 2005	December 28, 2004
Revenue:
Restaurant sales	$586,557	$448,341	$354,190
Franchise royalties and fees	10,574	10,443	8,821
Total revenue	597,131	458,784	363,011
Costs and expenses:
Restaurant operating costs:
Cost of sales	205,615	158,004	123,531
Labor	162,610	122,090	97,196
Rent	10,052	8,397	8,261
Other operating	96,088	75,083	58,044
Pre-opening	12,508	8,092	6,743
Depreciation and amortization	21,357	14,582	11,005
General and administrative	34,532	25,240	19,549
Total costs and expenses	542,762	411,488	324,329
Income from operations	54,369	47,296	38,682
Interest expense, net	645	263	4,654
Minority interest	585	549	5,278
Equity income from investments in unconsolidated affiliates	(251)	(130)	(110)
Income before taxes	$53,390	$46,614	$28,860
Provision for income taxes	19,381	16,292	7,159
Net income	$34,009	$30,322	$21,701

			Proforma
Historical net income			$21,701
Pro forma provision for income taxes			7,869
Net income adjusted for pro forma provision for income taxes			$13,832
Net income per common share:
Basic	$0.46	$0.44	$0.27
Diluted	$0.44	$0.42	$0.24
Weighted average shares outstanding:
Basic	73,876	68,677	51,890
Diluted	76,520	72,565	56,514

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Class A		Class B
	Shares	Par Value	Shares	Par Value	Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 30, 2003	37,236,426	$38	—	$—	$17,657	$20,372	$(165)	$37,902
Comprehensive income:
Unrealized gain on derivative, net of tax	—	$—	—	—	$—	$—	$272	$272
Net income	—	—	—	—	—	21,701	—	21,701
Total comprehensive income								21,973
Shares issued under stock option plan	504,094	—	—	—	1,144	—	—	1,144
Distribution to members	—	—	—	—	(5,325)	(42,657)		(47,982)
Noncash compensation expense	—	—	—	—	931	—	—	931
Minority interest liquidation adjustments	—	—	—	—	85	—	—	85
Issuance of Class A Common Stock in initial public offering	13,162,962	14	—	—	115,158	—	—	115,172
Issuance of Class A Common Stock in acquisition	6,178,160	6	—	—	54,053	—	—	54,059
Issuance of Class B Common Stock for the acquisition of WKT Restaurant Corp.	—	—	5,265,376	5	—	—	—	5
Initial public offering expenses	—	—	—	—	(10,082)	—	—	(10,082)
Merger of entities under common control	4,775,038	4	—	—	—	—	—	4
Balance, December 28, 2004	61,856,680	$62	5,265,376	$5	$173,621	$(584)	$107	$173,211
Comprehensive income:
Realized gain on derivatives, net of tax	—	$—	—	—	—	$—	$(107)	$(107)
Unrealized gain on available for sale securities	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	30,322	—	30,322
Total comprehensive income								30,218
Shares issued under stock option plan including tax effects	2,710,975	3	—	—	16,850	—	—	16,853
Minority interest liquidation adjustments	—	—	—	—	327	—	—	327
Issuance of Class A Common Stock in follow-on offering	700,000	—	—	—	12,163	—	—	12,163
Follow-on offering expenses	—	—	—	—	(1,197)	—	—	(1,197)
Balance, December 27, 2005	65,267,655	$65	5,265,376	$5	$201,764	$29,738	$3	$231,575
Comprehensive income:
Realized gain on available for sale securities	—	$—	—	—	$—	$—	$(3)	$(3)
Net income	—	—	—	—	—	34,009	—	34,009
Total comprehensive income								34,006
Issuance of Class A Common Stock in acquisition	2,478,531	3	—	—	39,235	—	—	39,238
Shares issued under stock option plan including tax effects	1,256,739	1	—	—	8,043	—	—	8,044
Stock-based compensation expense	—	—	—	—	6,211	—	—	6,211
Balance, December 26, 2006	69,002,925	$69	5,265,376	$5	$255,253	$63,747	$—	$319,074

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 26, 2006	December 27, 2005	December 28, 2004
Cash flows from operating activities:
Net income	$34,009	$30,322	$21,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,357	14,582	11,005
Deferred income taxes	(679)	(24)	4,533
Loss on impairment and disposition of assets	729	219	91
Noncash compensation expense	—	—	931
Write-off of debt issuance costs	—	—	998
Minority interest	585	549	5,278
Equity income from investments in unconsolidated affiliates	(251)	(130)	(110)
Distributions received from investments in unconsolidated affiliates	309	263	137
Provision for doubtful accounts	—	45	5
Share-based compensation expense	6,211	—	—
Changes in operating working capital:
Receivables	1,360	(3,519)	4,329
Inventories	(243)	(724)	(1,647)
Prepaid expenses and other current assets	(611)	393	(1,420)
Other assets	(16)	(453)	291
Accounts payable	1,379	5,322	693
Deferred revenue—gift certificates	5,006	4,679	3,674
Accrued wages	3,107	1,935	3,013
Income tax benefit from exercise of stock options	—	10,759	—
Excess tax benefits from share-based compensation	(3,767)	—	—
Prepaid income taxes and income taxes payable	9,358	(2,410)	544
Accrued taxes and licenses	2,778	(629)	796
Other accrued liabilities	603	2,048	558
Deferred rent	1,157	721	1,559
Other liabilities	(2,637)	436	316
Net cash provided by operating activities	79,744	64,384	57,275
Cash flows from investing activities:
Capital expenditures—property and equipment	(97,926)	(61,043)	(49,985)
Proceeds from sale of property and equipment, including insurance proceeds	1,362	22	47
Acquisition of franchise restaurants, net of cash acquired	(13,281)	—	203
Net cash used in investing activities	(109,845)	(61,021)	(49,735)
Cash flows from financing activities:
Proceeds from revolving credit facility, net	30,000	—	—
Proceeds from issuance of long-term debt	—	—	24,562
Proceeds from minority interest contributions and other	737	89	997
Excess tax benefits from share-based compensation	3,767	—	—
Repayment of stock option deposits	(412)	(230)	(281)
Proceeds from stock option deposits	1,514	1,331	547
Principal payments on long-term debt	(3,656)	(6,532)	(75,591)
Principal payments on capital lease obligations	(139)	(203)	(166)
Payments for debt issuance costs	—	—	(559)
Proceeds from exercise of stock options	3,881	5,780	1,040
Proceeds from initial public offering, net of offering costs	—	—	105,094
Proceeds from follow-on offering, net of offering costs	—	10,966	—
Distributions to minority interest holders	(794)	(636)	(5,870)
Distributions to members	—	(31,176)	(16,806)
Net cash provided by (used in) financing activities	34,898	(20,611)	32,967
Net increase (decrease) in cash	4,797	(17,248)	40,507
Cash and cash equivalents—beginning of year	28,987	46,235	5,728
Cash and cash equivalents—end of year	$33,784	$28,987	$46,235
Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$2,824	$728	$3,523
Income taxes	$10,887	$8,082	$2,014
Supplemental schedule of noncash financing activities:
Adjustment to fair value of long-lived asset acquired	$—	$1,171	$—
Accrual of distribution to members	$—	$—	$31,176
Stock acquisition of franchise restaurants	$39,260	$—	$2,329
Assumption of debt—acquisitions	$2,2911	$—	$—

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

The accompanying Consolidated Financial Statements as of December 26, 2006 and December 27, 2005 include the accounts of Texas Roadhouse, Inc. (the “Company”), and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), and Texas Roadhouse Management Corp. The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other license and franchise restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Texas Roadhouse Management Corp. provides management services to Holdings, TRDC and certain other license and franchise restaurants.

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

At December 26, 2006 and December 27, 2005, there were 251 and 221 Texas Roadhouse restaurants operating in 43 and 41 states, respectively.  Of the 251 restaurants that were operating at December 26, 2006, (i) 163 were Company restaurants, 158 of which were wholly-owned and five of which were majority-owned, (ii) 85 were franchise restaurants and (iii) three were license restaurants. Of the 221 restaurants that were operating at December 27, 2005, (i) 127 were Company restaurants, 124 of which were wholly-owned and three of which were majority-owned, (ii) 90 were franchise restaurants and (iii) four were license restaurants.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

At December 26, 2006 and December 27, 2005, the Company had minority ownership in 18 and 17 restaurants, respectively. The unconsolidated restaurants are accounted for using the equity method. The Company exercises significant control over the operating and financial policies of these entities based on the rights granted to the Company under each entity’s operating or partnership agreement. Notwithstanding the significant control exercised by the Company over their affairs, the Company does not consolidate such entities because (i) the Company owns only 5% to 10% of these entities and (ii) the revenue, expense and net income, and assets and liabilities that would be attributable to these entities would not be material to our financial position or results of operations. Should the financial position and results of operations of these entities become material to the Company’s financial position and results of operations in future periods, the Company will consolidate the entities into its results. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the companies whose accounts have been consolidated have been eliminated.

(b) Fiscal Year

The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 week accounting period for quarterly reporting purposes. Fiscal years 2004, 2005 and 2006 were 52 weeks in length.

(c) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(d) Receivables

Receivables consist principally of amounts due from certain franchise and license restaurants for reimbursement of pre-opening and other expenses, amounts due for royalty fees from franchise restaurants and credit card receivables.

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

(e) Inventories

Inventories, consisting principally of food, beverages and supplies, are valued at the lower of cost (first-in, first-out) or market. The Company purchases its products from a number of suppliers and believes there are alternative suppliers.

(f) Pre-opening Expenses

Pre-opening expenses are charged to operations as incurred. These costs include wages, benefits, travel and lodging for the training and opening management teams, rent and food, beverage and other restaurant operating expenses incurred prior to a restaurant opening for business.

(g) Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed on property and equipment, including assets located on leased properties, over the shorter of the estimated useful lives of the related assets or the underlying lease term using the straight-line method. In some cases, assets on leased properties are depreciated over a period of time which includes both the initial term of the lease and one or more option periods. See note 2(p).

The estimated useful lives are:

Land improvements	10-25 years
Buildings and leasehold improvements	10-25 years
Equipment and smallwares	3-10 years
Furniture and fixtures	3-10 years

(h) Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s implied fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

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

The Company recorded, in restaurant other operating expenses, impairment losses totaling $0.5 million in 2006 with respect to two restaurants that were approved to relocate to better sites in their respective markets.

(k) Insurance Reserves

The Company self-insures a significant portion of expected losses under its workers compensation, general liability and property insurance programs. The Company purchases insurance for individual claims that exceed the amounts listed below:

Workers compensation	$250,000
General liability	$100,000
Property	$25,000

The Company records a liability for unresolved claims and for an estimate of incurred but not reported claims at its anticipated cost based on estimates provided by a third party administrator and actuary. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0% resulting in a discount of $0.2 million at December 26, 2006 and December 27, 2005. The Company’s assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

(l) Segment Reporting

As of December 26, 2006, the Company operated 163 Texas Roadhouse restaurants, each as a single operating segment, and franchised and/or licensed an additional 88 restaurants. The restaurants operate exclusively in the U.S. within the casual dining restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Revenue from external customers is derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. The Company aggregates similar operating segments into a single reportable operating segment if the businesses are considered similar under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company considers restaurant and franchising operations as similar and has aggregated them into a single reportable segment.

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

The Company began selling gift cards in 2000, and prior to 2004, did not have enough history related to the redemption of gift cards to appropriately estimate a breakage rate (the percentage of gift cards that the Company estimates will never be redeemed). In 2004, the Company determined that a 5% breakage estimate, amortized over 3 years, should be recorded for each gift card that is sold, based on historical redemption trends. The change in estimate resulted in a cumulative adjustment of $1.7 million in 2004 ($1.1 million after-tax, $0.02 per diluted share), primarily as a reduction of other operating expenses. The Company reviews and adjusts its estimates on a quarterly basis. In 2006 and 2005, no adjustments to the breakage estimate were necessary.

The Company franchises Texas Roadhouse restaurants. The Company executes franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to the Company’s approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. The Company collects ongoing royalties of 2.0% to 4.0% of sales from franchise restaurants. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise royalties and fees. The Company recognizes initial franchise fees as revenue after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant. The Company received initial franchise fees of $0.2 million, $0.1 million and $0.4 million for the years ended December 26, 2006, December 27, 2005 and December 28, 2004, respectively. Continuing franchise royalties are recognized as revenue as the fees are earned. The Company also performs supervisory and administrative services for certain franchise and license restaurants for which it receives management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income. Total revenue recorded for supervisory and administrative services for the years ended December 26, 2006, December 27, 2005 and December 28, 2004 was approximately $0.5 million, $0.5 million and $0.3 million, respectively.

(n) Income Taxes

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

(o) Advertising

The Company has a system-wide marketing and advertising fund. The Company maintains control of the marketing and advertising fund and, as such, has consolidated the fund’s activity for the years ended December 26, 2006, December 27, 2005 and December 28, 2004. Company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. Company contributions to the fund are expensed as incurred.

Advertising costs amounted to approximately $4.1 million, $3.2 million and $2.8 million for the years ended December 26, 2006, December 27, 2005 and December 28, 2004, respectively.

(p) Leases and Leasehold Improvements

The Company leases land, buildings, and/or certain equipment for several of its restaurants under noncancelable lease agreements. The Company’s land and building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more five-year periods. The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases, and other related authoritative guidance. When determining the lease term, the Company includes option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which the Company is subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if the Company chooses not to continue the use of the leased property.

Effective December 28, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. Prior to the 2006 fiscal year, the Company capitalized rent incurred during the tenant improvement construction phase. The Company incurred additional pre-opening expense in fiscal 2006 of $0.4 million related to expensing rental costs associated with the construction of new restaurants. We generally do not receive rent holidays, rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease.

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

(q) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reporting of revenue and expenses during the period to prepare these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, income taxes and share-based compensation expense. Actual results could differ from those estimates.

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

(s) Equity Incentive Plan

In the first quarter of 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB 25, Accounting for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, Statement of Cash  Flows. The provisions of SFAS 123R are similar to those of SFAS 123. However, SFAS 123R requires all new, modified and unvested share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the financial statements as compensation costs over the service period based on their fair value on the date of grant. Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.

In accordance with the Financial Accounting Standards Board (“FASB”) Position FAS 123 (R)—3, Transition Election to Accounting for the Tax Effects of Share-based Payment Awards, the Company has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits. The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in-capital related to tax benefits from stock-based employee compensation, less the incremental tax effect of share-based compensation costs that would have been recognized if the fair value recognition provisions of SFAS 123 had been used to account for share-based compensation costs.

The Company adopted SFAS 123R using a modified version of prospective application effective December 28, 2005, the beginning of the 2006 fiscal year. The adoption of SFAS 123R has resulted in a reduction of operating profit of $6.2 million, a reduction of net income of $5.0 million and a reduction of both basic and fully diluted earnings per share of $0.07 per share for the 52 weeks ended December 26, 2006. Of the $6.2 million additional expense incurred, $2.9 million was included in labor expense and $3.3 million was included in general and administrative expense.

Prior to 2006, all share-based payments were accounted for under the recognition and measurement principles of APB 25 and its related interpretations. Accordingly, no expense was reflected in the consolidated statements of income, as all stock options granted had an exercise equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all share-based payments for the 52 weeks ended December 27, 2005 and December 28, 2004.

	Fiscal Year Ended
	December 27, 2005	December 28, 2004
Net income, 2004 as adjusted for pro forma provision for income taxes	$30,322	$13,832
Deduct total share-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(5,459)	(1,076)
Pro forma net income	$24,863	$12,756
Earnings per share:
Basic—as reported	$0.44	$0.27
Basic—pro forma	$0.36	$0.25
Diluted—as reported	$0.42	$0.24
Diluted—pro forma	$0.34	$0.23

(t) Fair Value of Financial Instruments

At December 26, 2006 and December 27, 2005, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for the Company’s debt are as follows:

	December 26, 2006		December 27, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$5,388	$5,518	$6,753	$6,812
Revolver	30,000	30,000	—	—

(u) Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values. As of December 26, 2006 and December 27, 2005, the Company did not have any derivative contracts.

(v) Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and, if taxes are reported on a gross basis, the amounts of taxes that are recognized. The guidance is effective for periods beginning after December 15, 2006. The Company presents its sales net of sales taxes. This issue will have no impact on the Company’s Consolidated Financial Statements.

In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations or cash flows.

(w) Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. We reclassified $1.9 million and $1.5 million from general and administrative expense to pre-opening expense in fiscal 2005 and 2004, respectively. These amounts represented costs associated with managers hired to operate our new restaurants upon opening. These reclassifications had no effect on previously reported net income.

(3) Acquisitions

On December 28, 2005, the Company completed the acquisitions of 11 franchise restaurants in Ohio, Colorado and Kentucky from three franchise groups. Pursuant to the terms of the various acquisition agreements, the Company issued an aggregate of 2,478,531 shares of the Company’s Class A common stock at $15.84 per share and paid $2.1 million in cash for these restaurants. These acquisitions, which have been accretive to earnings, are consistent with the Company’s long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations. Based on a purchase price of $40.7 million, net of the $0.8 million charge relating to EITF Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, (“EITF 04-1”) and the Company’s estimates of the fair value of net assets acquired, $35.6 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes. For tax purposes, $3.6 million of the total goodwill is deductible.

The purchase price has been allocated as follows:

Current assets	$4,189
Property and equipment, net	4,900
Goodwill	35,586
Intangible asset	5,237
Other assets	19
Current liabilities	(5,397)
Deferred tax liabilities	(1,378)
Other liabilities	(170)
Debt	(2,292)
$40,694

During the fourth quarter of 2006, the Company finalized the purchase price allocation which resulted in a $1.4 million decrease in goodwill from that which had been recorded based on the preliminary purchase price allocation. The net decrease to goodwill was a result of an increase to property and equipment of $0.2 million, a decrease to current liabilities of $0.3 million, a decrease to the deferred tax liability of $0.8 million and a decrease in the net purchase price of $0.1 million.

If the acquisitions had been completed as of the beginning of the year ended December 27, 2005, pro forma revenue, net income and earnings per share for the year ended December 27, 2005 would have been as follows:

Fiscal Year Ended
December 27, 2005
Revenue	$497,830
Net income	$32,648
Basic EPS	$0.46
Diluted EPS	$0.44

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

The intangible asset of $5.2 million has a weighted average life of approximately 15 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals. The remaining terms ranged from 12 to 20 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.4 million for the year ended December 26, 2006. The Company expects the annual expense for each of the next five years to be $0.4 million.

(4) Long-term Debt

Long-term debt consisted of the following:

	December 26, 2006	December 27, 2005
Installment loans, due 2007-2026	$5,388	$6,753
Revolver	30,000	—
	35,388	6,753
Less current maturities	601	498
	$34,787	$6,255

Maturities of long-term debt at December 26, 2006, excluding capital leases, are as follows:

2007	$601
2008	646
2009	30,412
2010	360
2011	379
Thereafter	2,990
$35,388

The weighted average interest rates for installment loans outstanding at December 26, 2006 and December 27, 2005 were 9.67% and 9.15%, respectively. The debt is secured by certain land, buildings, and equipment.

In October 2004, the Company completed a $150 million five-year revolving credit facility which replaced the July 2003 credit facility. The terms of this credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50%, plus a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases, depending on the Company’s leverage ratio. The credit facility was amended on December 27, 2005 to allow additional indebtedness up to $30 million outside the facility in connection with acquiring franchise restaurants. The weighted average interest rate for the revolver at December 26, 2006 and December 27, 2005 was 6.08% and 5.13%, respectively. At December 26, 2006, the Company had $30.0 million of borrowings outstanding under the credit facility and $117.5 million of availability, net of $2.5 million of outstanding letters of credit.

Certain debt agreements require compliance with financial covenants including minimum debt service coverages and maximum debt to worth ratios. The existing credit facility prohibits the Company from incurring additional debt greater than $30 million outside the facility except for equipment financing up to $3 million, unsecured debt up to $500,000 and up to $20 million of debt incurred by majority-owned companies formed to own new restaurants. Additionally, the lenders’ obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The Company is currently in compliance with such covenants.

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

Changes in the fair value of the interest rate swap designated as an hedging instrument that effectively offsets the variability of cash flows associated with variable-rate, long-term debt obligations were reported in accumulated other comprehensive income. These amounts subsequently were reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. For the year ended December 28, 2004, the Company reclassified $0.3 million into interest expense. Approximately $107,000 of deferred gains on derivative instruments accumulated in other comprehensive income as of December 28, 2004 was reclassified to earnings during 2005.

(6) Property and Equipment, Net

Property and equipment were as follows:

	December 26, 2006	December 27, 2005
Land and improvements	$70,387	$47,364
Buildings and leasehold improvements	179,853	124,970
Equipment and smallwares	77,274	57,986
Furniture and fixtures	25,828	19,259
Construction in progress	18,676	9,205
Liquor licenses	2,806	1,846
	374,824	260,630
Accumulated depreciation and amortization	(69,093)	(50,248)
	$305,731	$210,382

The amount of interest capitalized in connection with restaurant construction was approximately $0.9 million, $0.4 million and $0.3 million for the years ended December 26, 2006, December 27, 2005 and December 28, 2004, respectively.

(7) Deferred Rent

Prior to December 2004, the Company recognized rent expense on a straight-line basis over the base term of the lease, excluding renewals, and recorded the difference between the amounts charged to operations and amounts paid as deferred rent. In December 2004, the Company determined the calculation for straight-line rent should be based on a similar period as that used to depreciate the long-lived assets associated with the underlying leases and thus increased the straight-line term used to calculate deferred rent for those leases where it would be economically detrimental to terminate the leases at the end of the initial lease term.

In December 2004, the Company recorded an adjustment of $1.3 million ($0.9 million after-tax), primarily to rent expense. The charges attributable to 2004 and prior periods were $0.3 million ($0.2 million after-tax) and $1.0 million ($0.7 million after-tax), respectively. As the correction of this error was not material to the Company’s 2004 or prior period financial statements, the Company recorded the adjustment in the 2004 consolidated financial statements.

(8) Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance as of December 28, 2004	$50,753
Additions	—
Disposals and other, net	—
Adjustments	310
Balance as of December 27, 2005	51,063
Additions	35,586
Disposals and other, net	—
Balance as of December 26, 2006	$86,649

On October 8, 2004, the Company acquired the remaining equity interests in 31 majority-owned or controlled company restaurants and TRDC and all of the equity interests in one franchise restaurant in exchange for an aggregate of 6,178,160 shares of Texas Roadhouse, Inc. Class A common stock. The Company adjusted the basis of certain assets of the acquired entities as the fair market value of the minority interests’ portion of such assets at the date of the acquisition was greater than the carrying value of such assets. During 2005, the Company increased property and equipment relating to these acquisitions by $1.2 million as a result of final appraisals and recorded a $1.5 million deferred tax liability associated with the acquisition, resulting in a net increase of $0.3 million in goodwill.

Refer to note 3 for discussion of acquisitions completed during fiscal 2006.

(9) Leases

The following is a schedule of future minimum lease payments required for capital leases and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 26, 2006:

	Capital Leases	Operating Leases
2007	$117	$10,742
2008	117	9,959
2009	117	9,820
2010	117	9,932
2011	117	10,032
Thereafter	354	57,665
Total	939	$108,150
Less amount representing interest of 11.4%	312
Present value of minimum capital lease payments	627
Less current maturities of obligations under capital leases	52
Obligations under capital leases, excluding current maturities	$575

Capitalized lease assets, primarily building and equipment, with an original cost of approximately $1.5 million and $2.0 million at December 26, 2006 and December 27, 2005, respectively, are being amortized on a straight-line basis over the applicable lease terms and interest expense is recognized on the outstanding obligations. The total accumulated amortization of property and equipment held under capital leases totaled approximately $1.0 million and $1.2 million at December 26, 2006 and December 27, 2005, respectively.

Rent expense for operating leases consisted of the following:

	December 26, 2006	December 27, 2005	December 28, 2004
Minimum rent—occupancy	$9,342	$7,778	$7,801
Contingency rent	710	619	460
Rent expense, occupancy	10,052	8,397	8,261
Minimum rent—equipment	2,770	2,693	2,544
Rent expense	$12,822	$11,090	$10,805

Equipment rent expense is included in other operating expenses in the accompanying consolidated statements of income.

(10) Income Taxes

Components of the Company’s income tax (benefit) and provision for the years ended December 26, 2006, December 27, 2005 and for the period from October 8, 2004 through December 28, 2004 are as follows:

	Year Ended December 26, 2006	Year Ended December 27, 2005	October 8, 2004 through December 28, 2004
Current:
Federal	$16,971	$13,916	$2,232
State	3,089	2,400	394
Total current	20,060	16,316	2,626
Deferred:
Federal	(613)	(21)	3,960
State	(66)	(3)	573
Total deferred	(679)	(24)	4,533
Income tax provision	$19,381	$16,292	$7,159

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for December 26, 2006, December 27, 2005 and for the period from October 8, 2004 through December 28, 2004 are as follows:

	December 26, 2006	December 27, 2005	October 8, 2004 through December 28, 2004
Tax at statutory federal rate	35.0%	35.0%	34.0%
State and local tax, net of federal benefit	3.1	3.1	3.4
Federal tax credits	(5.2)	(3.5)	(4.2)
Incentive stock options	2.2	—	—
EITF 04-1 charge relating to acquisition	0.6	—	—
Other	0.6	0.3	0.4
Total	36.3%	34.9%	33.6%

Components of deferred tax assets (liabilities) are as follows:

	December 26, 2006	December 27, 2005
Deferred tax assets:
Insurance reserves	$1,294	$1,523
Other reserves	26	26
Deferred rent	1,367	1,090
Share-based compensation	1,174	—
Other assets and liabilities	838	423
Total deferred tax asset	4,699	3,062
Deferred tax liabilities:
Depreciation and amortization	(11,456)	(9,120)
Total deferred tax liability	(11,456)	(9,120)
Net deferred tax liability	$(6,757)	$(6,058)
Current deferred tax asset	$1,066	$621
Noncurrent deferred tax liability	(7,823)	(6,679)
Net deferred tax liability	$(6,757)	$(6,058)

See notes 3 and 8 for 2006 and 2005 deferred tax adjustments of approximately $1.4 million and $1.5 million, respectively, due to acquisitions.

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not.

(11) Preferred Stock

The Company’s board of directors is authorized, without further vote or action by the holders of Class A common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of preferred stock outstanding at December 26, 2006 and December 27, 2005.

(12) Stockholders’ Equity

On December 28, 2005, in conjunction with the acquisitions of 11 franchise restaurants, the Company issued an aggregate of 2,478,530 shares of the Company’s Class A common stock at $15.84 per share. See note 3.

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

The Class B common stock is identical in all respects to Class A common stock, except with respect to voting and conversion rights. Class A common stock and Class B common stock will vote together as a single class on all matters presented to a vote of stockholders, including the election of directors. Each holder of Class B common stock is entitled to ten votes to each share held of record on the applicable record date for all of these matters. The Class B common stock is convertible to one share of Class A common stock. W. Kent Taylor, or other entities controlled by him, will be the only holders of shares of

Class B common stock. Earnings per share calculations included in the accompanying consolidated financial statements and notes thereto are calculated using the total of Class A and Class B common stock.

The Company made a distribution of $31.2 million to members of its predecessor company, Holdings, in redemption of its preferred shares representing undistributed net income for periods through October 8, 2004. This distribution was paid in the second quarter of 2005.

(13) Earnings Per Share

The 2006 and 2005 share and net income per share data and 2004 pro forma share and net income per share data are based on the historical weighted average shares outstanding. The diluted earnings per share calculations show the effect of the weighted average stock options and restricted stock awards outstanding from the Company’s equity incentive plan as discussed in note 16. The Company adopted SFAS 123R in the first quarter of 2006 as discussed in note 2. For the years ended December 26, 2006 and December 27, 2005, options to purchase 1,869,708 and 387,136 shares, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted average and pro forma weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 26, 2006	December 27, 2005	December 28, 2004
Net income, 2004 adjusted for pro forma income taxes	$34,009	$30,322	$13,832
Weighted-average common shares outstanding:
Shares—basic	73,876	68,677	51,890
Shares assumed issued on exercise of dilutive share equivalents	5,399	8,183	9,016
Shares assumed purchased with proceeds of dilutive share equivalents	(2,755)	(4,295)	(4,392)
Shares applicable to diluted earnings	76,520	72,565	56,514
Basic EPS	$0.46	$0.44	$0.27
Diluted EPS	$0.44	$0.42	$0.24

(14) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 26, 2006 and December 27, 2005 was approximately $81.0 million and $42.4 million, respectively.

The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA and Fargo, ND  before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchisees, but remains contingently liable if a franchisee defaults, under the terms of the lease. The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in March 2021 and the Fargo lease was assigned in February 2006 and expires in July 2016. As the fair value of the guarantees is not considered significant, no liability has been recorded.

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

The Company currently buys most of its beef from four suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. The Company has no material minimum purchase commitments with its vendors that extend beyond a year.

(15) Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income are as follows:

	December 26, 2006	December 27, 2005	December 28, 2004
Unrealized gain on security	$—	$3	$—
Unrealized gain (loss) on derivative instruments	—	—	107
	$—	$3	$107

(16) Share-based Compensation

In May 2004, the Company adopted an equity incentive plan (the “Plan”) for eligible participants. This Plan amended and restated the 1997 Texas Roadhouse Management Corp. Stock Option Plan. The Plan provides for granting of incentive and non-qualified stock options to purchase shares of Class A common stock, stock bonus awards and restricted stock awards. The Plan provides for the issuance of 16,000,000 shares of Class A common stock plus an annual increase to be added on the first day of the year for a period of ten years, commencing on January 1, 2005 and ending on (and including) January 1, 2014, equal to the lesser of one percent of the shares of Class A common stock outstanding or 1,000,000 shares of Class A common stock. Options are exercisable at various periods ranging from one to ten years from the date of grant. The Company requires certain eligible employees to make refundable deposits to be applied to the exercise price of the options. These deposits are classified as stock option deposits in the accompanying consolidated balance sheets.

A summary of option activity as of December 26, 2006 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 27, 2005	7,403,522	$6.66
Granted	899,375	13.72
Forfeited	(148,922)	13.69
Exercised	(1,220,739)	3.53
Outstanding at December 26, 2006	6,933,236	$7.98	6.81	$34,809
Exercisable at December 26, 2006	4,308,817	$6.15	5.98	$29,508

The weighted-average grant date fair value of options granted during the years ended December 26, 2006, December 27, 2005 and December 28, 2004 was $5.12, $6.24 and $3.45, respectively, using the Black Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 26, 2006	December 27, 2005	December 28, 2004
Risk-free interest rate	4.80%	4.05%	3.42%
Expected term (years)	3.0 - 5.0	4.0	4.0
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	41%	44%	44%

In connection with its adoption of SFAS 123R, the Company determined that it was appropriate to group stock option grants into three homogeneous groups when estimating expected term. These groups consist of grants made primarily to executives, grants made primarily to restaurant-level employees and grants made to corporate office employees.

Prior to the adoption of SFAS 123R, the Company used a four-year term as the expected term of all stock option grants. In connection with its adoption of SFAS 123R and the increasing amount of historical data the Company now possesses with regard to stock option exercise activity, the Company re-evaluated its expected term assumptions. Based on historical exercise and post-vesting employee termination behavior, the expected life for options granted to its executives is approximately 5.0 years. For options granted to restaurant-level employees, the expected life is approximately 4.0 years. For options granted to its corporate office employees, the expected life is approximately 3.0 years. The Company based its expected volatility on the volatilities of similar entities for an appropriate period of time along with the volatility of the Company’s stock since its stock began trading on October 5, 2004 in connection with its initial public offering. In accordance with Staff Accounting Bulletin No. 107, for grants issued after October 5, 2006, the Company based its expected volatility solely on the volatility of the Company’s stock since its initial public offering.

The total intrinsic value of options exercised during the years ended December 26, 2006, December 27, 2005 and December 28, 2004 was $14.3 million, $36.2 million and $1.4 million, respectively. As of December 26, 2006, with respect to unvested stock options, there was $5.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.5 years. The total grant date fair value of stock options vested during the years ended December 26, 2006 and December 27, 2005 was $6.6 million and $23.7 million, respectively.

For the years ended December 26, 2006 and December 27, 2005, cash received from options exercised was $3.9 million and $5.8 million, respectively. The excess tax benefit realized from tax deductions associated with options exercised for the year ended December 26, 2006 was $3.8 million.

In the fourth quarter of 2006, the Company awarded 36,000 shares of restricted stock, at a weighted-average price of $14.55 per share, to two corporate office employees under the terms of the Plan. The restricted shares vest after three years. At December 26, 2006, the unrecognized compensation expense related to the restricted stock grants totaled approximately $0.5 million and will be recognized over the three year vesting period. There were no restricted stock awards prior to fiscal 2006.

(17) Stock Split

On August 18, 2005, the Company declared a two-for-one stock split of the Company’s Class A and Class B common stock to stockholders of record as of the close of business on September 6, 2005. The stock split was effected in the form of a 100% stock dividend on September 23, 2005. All fiscal 2005 and 2004 share and per share information included in the accompanying Consolidated Financial Statements for all periods presented have been adjusted to retroactively reflect the stock split.

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

General and administrative expense was increased by approximately $0.9 million for the period from December 31, 2003 through October 8, 2004.

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

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease is for 15 years and will terminate in November 2014. The lease can be renewed for two additional periods of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments for 2006, 2005 and 2004 were approximately $196,000, $197,000 and $186,000, respectively.

Prior to September 22, 2005, the Elizabethtown, Kentucky restaurant was leased from an entity owned by W. Kent Taylor and three other stockholders. On September 22, 2005, the Company purchased the land and building associated with the Elizabethtown, Kentucky restaurant for $1.5 million. Rent expense for this restaurant was approximately $0.1 million in each of the years 2004 and 2005. The lease was terminated upon the purchase of the land and building.

As of December 26, 2006, the Company has 14 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company. These 14 entities paid the Company fees of $2.0 million for the year ended December 26, 2006. As of December 27, 2005 and December 28, 2004, the Company had 13 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company. These 13 entities paid the Company fees of $1.7 million and $1.5 million for the years ended December 27, 2005 and December 28, 2004, respectively.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart reports to W. Kent Taylor who conducts her performance reviews and determines her compensation.

From December 31, 2003 to May 27, 2004, WKT, which is owned by W. Kent Taylor, received royalties of $1.3 million. WKT was entitled to receive these royalties as consideration for its contribution of the Texas Roadhouse operating system and concept to Holdings. After the completion of the Company’s initial public offering, WKT no longer received such royalties. These royalties were classified as distributions in the Company’s consolidated statement of stockholders’ equity and comprehensive income.

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

(20) Pro forma Adjustments (unaudited)

In connection with the reorganization as a “C” corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated consolidated effective income tax rate of 34.9% on income before taxes for the period from December 31, 2003 through October 8, 2004 and included in the accompanying calculation of pro forma provision for income tax.

The reconciliation of income tax computed at the federal statutory rate to income tax expense for the pro forma provision for income taxes for the year ended December 28, 2004 is as follows:

2004
Effective federal tax rate	35.0%
State and local tax	3.3%
Federal tax credits	(3.8)%
Other	.4%
Combined effective federal and state tax rate	34.9%

(21) Selected Quarterly Financial Data (unaudited)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$149,399	$146,720	$148,454	$152,558	$597,131
Total costs and expenses	$135,302	$132,439	$134,213	$140,808	$542,762
Income from operations	$14,097	$14,281	$14,241	$11,750	$54,369
Net income	$8,182	$8,831	$9,150	$7,846	$34,009
Basic earnings per common share	$0.11	$0.12	$0.12	$0.11	$0.46
Diluted earnings per common share	$0.11	$0.12	$0.12	$0.10	$0.44

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$111,067	$115,757	$114,327	$117,633	$458,784
Total costs and expenses	$97,290	$103,073	$103,203	$107,922	$411,488
Income from operations	$13,777	$12,684	$11,124	$9,711	$47,296
Net income	$8,958	$7,990	$7,061	$6,313	$30,322
Basic earnings per common share	$0.13	$0.12	$0.10	$0.09	$0.44
Diluted earnings per common share	$0.12	$0.11	$0.10	$0.09	$0.42

The above financial data for 2006 includes $6.2 million ($5.0 million after-tax) relating to the expensing of share-based compensation in conjunction with the adoption of SFAS 123R at the beginning of fiscal 2006. The above financial data for 2006 also includes a charge of $0.8 million ($0.8 million after-tax) in conjunction with the application of EITF 04-1 relating to the acquisition of 11 franchise restaurants in the first quarter of 2006.

The above financial data for 2005 includes a $0.8 million ($0.5 million after-tax) adjustment to begin recording credit card fees in the month in which fees are incurred, rather than the month in which fees are paid.