Form 10-Q
period 2007-03-27
Texas Roadhouse, Inc.
filed 2007-05-03
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2007

or

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

The number of shares of Class A and Class B common stock outstanding were 69,339,204 and 5,265,376, respectively, on April 27, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 27, 2007	December 26, 2006
Assets
Current assets:
Cash and cash equivalents	$14,550	$33,784
Receivables, net of allowance for doubtful accounts of $55 and $69 at March 27, 2007 and December 26, 2006, respectively	8,234	8,299
Inventories	6,301	6,436
Prepaid expenses	3,985	2,920
Deferred tax assets	583	1,066
Total current assets	33,653	52,505
Property and equipment, net	323,072	305,731
Goodwill	86,649	86,649
Intangible asset, net	4,791	4,880
Other assets	2,719	2,823
Total assets	$450,884	$452,588

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$459	$653
Accounts payable	17,312	18,794
Deferred revenue — gift certificates	15,069	26,205
Accrued wages	11,725	13,737
Income tax payable	6,344	3,725
Accrued taxes and licenses	7,050	6,726
Other accrued liabilities	6,372	8,139
Total current liabilities	64,331	77,979
Long-term debt and obligations under capital leases, excluding current maturities	29,989	35,362
Stock option deposits	4,341	4,102
Deferred rent	6,247	5,829
Deferred tax liabilities	6,319	7,823
Other liabilities	3,659	1,114
Total liabilities	114,886	132,209
Minority interest in consolidated subsidiaries	1,321	1,305
Stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 69,294,994 and 69,002,925 shares issued and outstanding at March 27, 2007 and December 26, 2006, respectively)	69	69
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	258,560	255,253
Retained earnings	76,043	63,747
Total stockholders’ equity	334,677	319,074
Total liabilities and stockholders’ equity	$450,884	$452,588

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 27, 2007	March 28, 2006
Revenue:
Restaurant sales	$175,444	$146,874
Franchise royalties and fees	2,893	2,525

Total revenue	178,337	149,399

Costs and expenses:
Restaurant operating costs:
Cost of sales	61,096	51,632
Labor	48,297	39,857
Rent	2,785	2,376
Other operating	27,907	23,594
Pre-opening	3,584	2,582
Depreciation and amortization	6,645	4,906
General and administrative	8,323	10,355

Total costs and expenses	158,637	135,302

Income from operations	19,700	14,097

Interest expense, net	236	344
Minority interest	289	207
Equity income from investments in unconsolidated affiliates	97	88

Income before taxes	$19,272	$13,634
Provision for income taxes	6,976	5,452
Net income	$12,296	$8,182

Net income per common share:
Basic	$0.17	$0.11

Diluted	$0.16	$0.11

Weighted average shares outstanding:
Basic	74,327	73,363

Diluted	76,726	76,460

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 27, 2007	March 28, 2006
Cash flows from operating activities:
Net income	$12,296	$8,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,645	4,906
Deferred income taxes	(1,021)	(709)
Loss on disposition of assets	20	127
Minority interest	289	207
Equity income from investments in unconsolidated affiliates	(97)	(88)
Distributions received from investments in unconsolidated affiliates	79	51
Provision for doubtful accounts	(14)	—
Share-based compensation expense	1,123	1,841
Changes in operating working capital:
Receivables	79	195
Inventories	135	302
Prepaid expenses and other current assets	(1,065)	225
Other assets	109	(168)
Accounts payable	(1,482)	(2,669)
Deferred revenue — gift certificates	(11,136)	(9,344)
Accrued wages	(2,012)	1,555
Excess tax benefits from share-based compensation	(1,051)	(1,528)
Prepaid income taxes and income taxes payable	3,670	5,682
Accrued taxes and licenses	324	1,295
Other accrued liabilities	(1,767)	(607)
Deferred rent	418	272
Other liabilities	2,545	348

Net cash provided by operating activities	$8,087	$10,075

Cash flows from investing activities:
Capital expenditures — property and equipment	(24,061)	(14,722)
Proceeds from sale of property and equipment, including insurance proceeds	144	786
Acquisitions of franchise restaurants, net of cash acquired	—	(13,608)

Net cash used in investing activities	$(23,917)	$(27,544)

Cash flows from financing activities:
(Repayments) proceeds from revolving credit facility, net	(5,000)	12,000
Excess tax benefits from share-based compensation	1,051	1,528
Repayments of stock option deposits	—	(120)
Proceeds from stock option deposits	358	270
Principal payments on long-term debt and capital lease obligations	(567)	(3,310)
Proceeds from exercise of stock options	1,027	2,117
Distributions to minority interest holders	(273)	(184)

Net cash (used in) provided by financing activities	$(3,404)	$12,301

Net decrease in cash	(19,234)	(5,168)
Cash and cash equivalents — beginning of period	33,784	28,987
Cash and cash equivalents — end of period	$14,550	$23,819

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$273	$457
Income taxes	$4,327	$480
Supplemental schedule for non-cash investing and financing activities:
Stock acquisition of franchise restaurants	$—	$39,394
Assumption of debt — acquisitions	$—	$2,291

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”) and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp.”), as of and for the 13 weeks ended March 27, 2007 and March 28, 2006.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain other license and franchise restaurants.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 weeks ended March 27, 2007 are not necessarily indicative of the results that may be expected for the year ending December 25, 2007.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2006.

(2)   Share-based Compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB 25, Accounting for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, Statement of Cash Flows.  The provisions of SFAS 123R are similar to those of SFAS 123.  However, SFAS 123R requires all new, modified and unvested share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the financial statements as compensation cost over the service period based on their fair value on the date of grant.  Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.  For the 13 weeks ended March 27, 2007, the Company recorded $1.1 million of share-based compensation expense ($0.5 million booked to labor expense and $0.6 million booked to general and administrative expense), resulting in a reduction of both basic and fully diluted earnings per share of $0.01 per share.  For the 13 weeks ended March 28, 2006, the Company recorded $1.8 million of share-based compensation expense ($0.9 million included in labor expense and $0.9 million included in general and administrative expense), resulting in a reduction of both basic and fully diluted earnings per share of $0.02 per share.

A summary of option activity as of March 27, 2007 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 26, 2006	6,933,236	$7.98
Granted	278,842	15.74
Forfeited	(34,825)	13.10
Exercised	(292,069)	3.73
Outstanding at March 27, 2007	6,885,184	$8.46	6.77	$40,770

Exercisable at March 27, 2007	4,296,974	$6.58	5.89	$33,521

The weighted-average grant date fair value of options granted during the 13 weeks ended March 27, 2007 and March 28, 2006 was $5.47 and $6.20, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	13 Weeks Ended March 27, 2007	13 Weeks Ended March 28, 2006

Risk-free interest rate	4.62%	4.60%
Expected term (years)	3.0 — 5.0	3.0 — 5.0
Expected volatility	35.8%	43.4%
Expected dividend yield	0.0%	0.0%

The total intrinsic value of options exercised during the 13 weeks ended March 27, 2007 and March 28, 2006 was $3.2 million and $9.1 million, respectively.  As of March 27, 2007, with respect to unvested stock options, there was $5.7 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.5 years.  The total grant date fair value of stock options vested during the 13 weeks ended March 27, 2007 and March 28, 2006 was $1.2 million and $1.5 million, respectively.

For the 13 weeks ended March 27, 2007 and March 28, 2006, cash received from options exercised was $1.0 million and $2.1 million, respectively.  The excess tax benefit realized from tax deductions associated with options exercised for the 13 weeks ended March 27, 2007 and March 28, 2006 was $1.1 million and $1.5 million, respectively.

In the fourth quarter of fiscal 2006, the Company awarded 36,000 shares of restricted stock, at a weighted-average exercise price of $14.55 per share, to two corporate office employees.  The restricted shares vest after three years.  At March 27, 2007, the unrecognized compensation expense related to the restricted stock grants totaled approximately $0.4 million and will be recognized over the three year vesting period.  There were no restricted stock awards prior to fiscal 2006.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	March 27, 2007	December 26, 2006
Installment loans, due 2007 — 2026	$4,834	$5,388
Obligations under capital leases	614	627
Revolver	25,000	30,000
	30,448	36,015
Less current maturities	459	653
	$29,989	$35,362

The weighted average interest rate for installment loans outstanding at March 27, 2007 and December 26, 2006 was 9.71% and 9.67%, respectively.  The debt is secured by certain land, buildings and equipment.

On October 8, 2004, the Company entered into a $150 million, five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank. The facility replaced the previous credit facility. The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50% and to pay a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases depending on the Company’s leverage ratio.  The credit facility was amended on December 27, 2005 to allow additional indebtedness up to $30 million outside the facility in connection with acquiring either franchisees or franchise restaurants. The facility also prohibits the declaration or payment of cash dividends on the Company’s stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of the Company’s stock.  The weighted average interest rate for the revolver at March 27, 2007 and December 26, 2006 was 6.07% and 6.08%, respectively.  At March 27, 2007, the Company had $25.0 million outstanding under the credit facility and $122.5 million of availability net of $2.5 million of outstanding letters of credit.

Certain debt agreements require compliance with financial covenants including minimum debt service coverages and maximum debt-to-worth ratios.  The existing credit facility prohibits the Company from incurring additional debt greater than $30 million outside the facility except for equipment financing up to $3 million, unsecured debt up to $500,000 and up to $20 million of debt incurred by majority-owned companies formed to own new restaurants.  Additionally, the lenders’ obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Company is currently in compliance with such covenants.

(4)   Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial position, results of operations or cash flows.

(5)   Commitments and Contingencies

The estimated cost of completing capital project commitments at March 27, 2007 and December 26, 2006 was approximately $86.2 million and $81.0 million, respectively.

The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA and Fargo, ND before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchisees, but remains contingently liable if a franchisee defaults under the terms of a lease.  The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021 and the Fargo lease was assigned in February 2006 and expires in July 2016.  As the fair value of the guarantees is not considered significant, no liability has been recorded.  As discussed in note 6, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain officers, directors and 5% stockholders of the Company.

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

On March 26, 2007, a civil case styled as a class action complaint titled Nichole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 (“Ehrheart”), Case Number CA 07-54, was filed against the Company in the United States District Court for the Western District of Pennsylvania Erie Division. The case alleges liability under the Fair and Accurate Credit Transactions Act and seeks monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice.  The Ehrheart litigation is in the preliminary stages and the Company has not yet filed an answer in this matter. Therefore, the ultimate outcome of the litigation, and any ultimate effect on the Company’s business, financial position or cash flows, are not determinable at this time. However, the Company believes it has meritorious defenses to this claim, and it intends to vigorously defend against it, including the Ehrheart plaintiff’s efforts to certify a nationwide class action. The Company is aware of similar litigation filed by the Ehrheart plaintiff and other plaintiffs against other retailers and foodservice operators.

The Company currently buys most of its beef from four suppliers.  Although there are a limited number of beef suppliers, management believes that other suppliers could provide a similar product on comparable terms.  A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.  The Company has no material minimum purchase commitments with its vendors that extend beyond a year.

(6)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease is for 15 years and will terminate in November 2014. The lease can be renewed for two additional periods of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for both 13 week periods ended March 27, 2007 and March 28, 2006.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz, our Chief Operating Officer, beneficially owns 66.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease is for 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional periods of five years each.  Rent is approximately $15,100 per month for the first five years of the lease and escalates 10% each five years during the term.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $45,000 for both 13 week periods ended March 27, 2007 and March 28, 2006.

The Company had 14 and 13 franchise and license restaurants owned, in whole or part, by certain officers, directors and 5% stockholders of the Company at March 27, 2007 and March 28, 2006, respectively. These entities paid the Company fees of approximately $0.6 million and $0.5 million during the 13 weeks ended March 27, 2007 and March 28, 2006, respectively.  As disclosed in note 5, the Company is contingently liable on leases which are related to three of these restaurants.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart reports to W. Kent Taylor, the Company’s founder and Chairman, who conducts her performance reviews and determines her compensation.

(7)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options and restricted stock awards outstanding from the Company’s equity incentive plan.  For the 13 weeks ended March 27, 2007 and March 28, 2006, options to purchase 1,852,819 and 1,425,480 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted average shares outstanding as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended
	March 27, 2007	March 28, 2006
Net income	$12,296	$8,182

Basic EPS:
Weighted-average common shares outstanding	74,327	73,363

Basic EPS	$0.17	$0.11

Diluted EPS:
Weighted-average common shares outstanding	74,327	73,363
Dilutive effect of stock options	2,399	3,097
Shares — diluted	76,726	76,460

Diluted EPS	$0.16	$0.11

(8)   Income Taxes

The Company’s effective tax rate for the 13 weeks ended March 27, 2007 decreased to 36.2% from 40.0% for the 13 weeks ended March 28, 2006.  The decrease in the rate in the first quarter of fiscal 2007 was primarily due to the non-deductibility of a $0.8 million charge related to franchise acquisitions in Q1 2006 and a decrease in the non-deductible portion of certain incentive stock options relating to share-based compensation costs.

In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109 (“FIN 48”), was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted the provisions of FIN 48 on December 27, 2006, the first day of the Company’s 2007 fiscal year.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of December 27, 2006 and as of March 27, 2007, the Company had no significant unrecognized income tax benefits or accrued interest or penalties related to uncertain tax positions.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.  In the event the Company receives an assessment for interest and/or penalties, it is classified in the consolidated statements of income as income tax expense.

The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 27, 2007, there were 261 Texas Roadhouse restaurants operating in 44 states, including:

•  173 “company restaurants,” of which 168 were wholly-owned and five were majority-owned.  The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

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

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in five of seven majority-owned company restaurants, five of which are open, and (ii) 65 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 27, 2007 and March 28, 2006 are referred to as Q1 2007 and Q1 2006, respectively.

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

Minority Interest.   Our consolidated subsidiaries at March 27, 2007 included seven majority-owned restaurants, five of which were open.  Our consolidated subsidiaries at March 28, 2006 included three majority-owned restaurants.  Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.

Equity Income from Unconsolidated Affiliates.   We own a 5.0% to 10.0% equity interest in 18 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended
	March 27, 2007		March 28, 2006
	$	%	$	%
	($ in thousands)

Revenue:
Restaurant sales	175,444	98.4	146,874	98.3
Franchise royalties and fees	2,893	1.6	2,525	1.7

Total revenue	178,337	100.0	149,399	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	61,096	34.8	51,632	35.2
Labor	48,297	27.5	39,857	27.1
Rent	2,785	1.6	2,376	1.6
Other operating	27,907	15.9	23,594	16.1
(As a percentage of total revenue)
Pre-opening	3,584	2.0	2,582	1.7
Depreciation and amortization	6,645	3.7	4,906	3.3
General and administrative	8,323	4.7	10,355	6.9

Total costs and expenses	158,637	89.0	135,302	90.6
Income from operations	19,700	11.0	14,097	9.4
Interest expense, net	236	0.1	344	0.2
Minority interest	289	0.2	207	0.2
Equity income from investments in unconsolidated affiliates	97	0.1	88	0.1

Income before taxes	19,272	10.8	13,634	9.1
Provision for income taxes	6,976	3.9	5,452	3.6
Net income	12,296	6.9	8,182	5.5

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 26, 2006	163	88	251
Openings	10	—	10
Closures	—	—	—

Balance at March 27, 2007	173	88	261

Q1 2007 (13 weeks) Compared to Q1 2006 (13 weeks)

Restaurant Sales.   Restaurant sales increased by 19.5% in Q1 2007 as compared to Q1 2006.  This increase was primarily attributable to the opening of new restaurants.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for Q1 2007 and Q1 2006.

	Q1 2007	Q1 2006

Store weeks	2,161	1,808
Comparable restaurant sales growth	0.9%	6.4%
Average unit volume (in thousands)	$1,049	$1,051

The amounts in the table above include the impact of increased menu pricing of approximately 0.8% implemented in October 2006 and approximately 2% implemented in phases starting in December 2006 through February 2007.  The October 2006 menu price increase was principally driven by industry wide increases in commodity costs, while the most recent increase was principally driven by increases in minimum and tip wages which took effect in numerous states at the beginning of 2007.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.4 million, or by 14.6%, in Q1 2007 from Q1 2006.  The increase is primarily attributable to the opening of new franchise restaurants in 2006, increasing royalty rates in conjunction with the renewal of certain franchise agreements and comparable restaurant sales growth of 0.6%.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 34.8% in Q1 2007 from 35.2% in Q1 2006.  The decrease in Q1 2007 is primarily attributable to the impact of menu price increases as discussed above, partially offset by higher commodity costs, principally produce costs.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, increased to 27.5% in Q1 2007 from 27.1% in Q1 2006.  The increase is primarily attributable to higher average hourly wage rates resulting from several state-mandated increases in minimum and tip wage rates at the beginning of 2007 and restaurants opened in Q1 2007 as we generally incur higher labor costs during the first few months after the opening of a new restaurant.  These increases were partially offset by the impact of menu price increases as discussed above and lower share-based compensation expense.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, was unchanged at 1.6% in Q1 2007 and Q1 2006.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.9% in Q1 2007 from 16.1% in Q1 2006.  The decrease is primarily due to lower equipment rent and lower utility costs, partially offset by higher credit card charges.  Equipment rent decreased 0.3% as a percentage of restaurant sales due to our discontinuance of leasing arrangements to finance equipment packages on new stores, while utility costs were 0.2% lower, as a percentage of restaurant sales, due to declining natural gas prices.  Credit card charges were 0.3% higher, as a percentage of restaurant sales, principally driven by higher credit card usage.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $3.6 million in Q1 2007 from $2.6 million in Q1 2006.  The increase is primarily due to substantially more restaurants being opened and/or in the development pipeline in Q1 2007 compared to Q1 2006.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of revenue, increased to 3.7% in Q1 2007 from 3.3% in Q1 2006. The increase in Q1 2007 was related to capital spending on new restaurants.

General and Administrative Expenses.  G&A decreased to 4.7% of revenue in Q1 2007 from 6.9% of revenue in Q1 2006.  The decrease is due to the timing of our annual managing partner conference, a charge in Q1 2006 related to the franchise acquisitions and lower share-based compensation costs.  Our annual managing partner conference took place during the second quarter of fiscal 2007, versus the first quarter of fiscal 2006.  Q1 2007 included $0.3 million (0.2% of revenue) of annual conference costs compared to Q1 2006 which included $2.4 million (1.6% of revenue) of annual conference costs.  In Q1 2006, we recorded a charge of $0.8 million (0.5% of revenue) relating to the acquisition of 11 franchise restaurants in the first quarter of fiscal 2006.

Interest Expense, Net.   Interest expense decreased slightly to 0.1% of revenue in Q1 2007 from 0.2% of revenue in Q1 2006.  The decrease was primarily due to increased capitalized interest, the payoff of certain installment loans in Q1 2006 and the prepayment penalties of $0.1 million associated with those loans and an increase in interest income, partially offset by increased borrowings under our credit facility.

Income Tax Expense.  We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  Our effective tax rate decreased to 36.2% in Q1 2007 from 40.0% in Q1 2006.  The decrease in Q1 2007 was primarily due to the non-deductibility of a $0.8 million charge related to the franchise acquisitions in Q1 2006 and a decrease in the non-deductible portion of certain incentive stock options relating to share-based compensation costs.  We expect the effective tax rate to be approximately 36.0% for fiscal 2007.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
	March 27, 2007	March 28, 2006

Net cash provided by operating activities	$8,087	$10,075
Net cash used in investing activities	(23,917)	(27,544)
Net cash (used in) provided by financing activities	(3,404)	12,301

Net decrease in cash	$(19,234)	$(5,168)

Net cash provided by operating activities was $8.1 million in Q1 2007 compared to $10.1 million in Q1 2006. The decrease was driven by changes in working capital, including higher gift card redemptions in Q1 2007.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital.  Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $23.9 million in Q1 2007 compared to $27.5 million in Q1 2006.  The decrease was primarily due to the $13.2 million use of cash associated with the acquisitions of the 11 franchise restaurants in the first quarter of 2006, partially offset by higher capital spending in Q1 2007 associated with increased restaurant development.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 27, 2007, there were 89 restaurants developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2007, we expect our capital expenditures to be approximately $90.0 million to $100.0 million, excluding any cash used for franchise acquisitions, substantially all of which will relate to planned restaurant openings. We continue to evaluate opportunities to acquire franchise restaurants under terms which would create value for us and our stockholders.  To this end, we have begun negotiations to acquire nine franchise restaurants.  These transactions are subject to customary due diligence and approval of our board of directors.  Should the acquisition of these restaurants be completed, we estimate that these transactions would be accretive to diluted earnings per share prior to any acquisition-related charges.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Net cash used by financing activities was $3.4 million in Q1 2007 as compared to net cash provided by financing activities of $12.3 million in Q1 2006.  The decrease was primarily due to borrowings under our credit facility in Q1 2006 in conjunction with the acquisition of 11 franchise restaurants, as compared to net repayments of $5.0 million in Q1 2007 and lower proceeds from the exercise of stock options, partially offset by a decrease in principal payments on other long-term debt.  Principal payments on long-term debt includes $0.6 million relating to various other installment debt repaid in full in Q1 2007 compared to $3.1 million relating to various other installment debt repaid in full in Q1 2006.

In Q1 2007, we paid distributions of $0.3 million to equity holders of our five majority-owned company restaurants.  Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business.

On October 8, 2004, we entered into a $150 million, five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank. The facility replaced the previous credit facility. The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.75% to 1.50% and to pay a commitment fee of 0.15% to 0.25% per year on any unused portion of the facility, in both cases depending on our leverage ratio. The facility prohibits us from incurring additional debt outside the facility with certain exceptions, including equipment financing up to $3 million, unsecured debt up to $500,000 and up to $20 million of debt incurred by majority-owned companies formed to open new restaurants.  The credit facility was amended on December 27, 2005 to allow additional indebtedness up to $30 million outside the facility in connection with acquiring either franchisees or franchise restaurants. The facility also prohibits the declaration or payment of cash dividends on our stock and requires W. Kent Taylor to maintain beneficial ownership of at least 20% of the voting power of our stock.  Additionally, the lenders’ obligation to extend credit under the facility depends upon maintaining certain financial covenants, including a minimum fixed charge coverage ratio of 1.50 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  We are currently in compliance with such covenants.

At March 27, 2007, we had $25.0 million of outstanding borrowings under our credit facility and $122.5 million of availability net of $2.5 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $4.8 million with interest rates ranging from 4.35% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted average effective interest rate at March 27, 2007 was 6.66%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 27, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$29,834	$405	$25,792	$768	$2,869
Capital lease obligations	614	54	126	156	278
Interest (1)	3,114	517	900	726	971
Operating lease obligations	111,093	10,760	30,974	20,511	48,848
Capital obligations	86,191	86,191	—	—	—
Total contractual obligations	$230,846	$97,927	$57,792	$22,161	$52,966

(1)          Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of March 27, 2007 for our variable rate debt.

The Company has no material minimum purchase commitments with its vendors that extend beyond a year.  See note 5 to the condensed consolidated financial statements for details of contractual obligations.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At March 27, 2007, there was $25.0 million outstanding under our revolving line of credit which bears interest at approximately 75 to 150 basis points (depending on our leverage ratios) over the London Interbank Offered Rate.   Our various other notes payable totaled $4.8 million at March 27, 2007.  Of the $4.8 million, $3.4 million had fixed rates ranging from 4.35% to 10.80 % and $1.4 million had a variable interest rate of 9.32%.  Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.3 million.

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

We are subject to business risk as our beef supply is highly dependent upon four vendors.  If these vendors were unable to fulfill their obligations under their contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the period covered by this report.

Changes in internal control

During the period covered by this report, there were no significant changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including “slip and fall’ accidents, employment related claims and claims from guests or employees alleging illness, injury or food quality, health or operational concerns.  None of these types of litigation, most of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not party to any litigation that we believe would have a material adverse effect on our business.

On March 26, 2007, a civil case styled as a class action complaint titled Nichole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 (“Ehrheart”), Case Number CA 07-54 was filed against us in the United States District Court for the Western District of Pennsylvania Erie Division.  The case alleges liability under the Fair and Accurate Credit Transactions Act and seeks monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice.  The Ehrheart litigation is in the preliminary stages and we have not yet filed an answer in this matter. Therefore, the ultimate outcome of the litigation, and any ultimate effect on our business, financial position or cash flows, are not determinable at this time. However, we believe we have meritorious defenses to this claim, and we intend to vigorously defend against it, including the Ehrheart plaintiff’s efforts to certify a nationwide class action. We are aware of similar litigation filed by the Ehrheart plaintiff and other plaintiffs against other retailers and foodservice operators.

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 26, 2006, under the heading “Special Note Regarding Forward-looking Statements” and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information regarding purchases of our common stock made by us during the first quarter ended March 27, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 27 to January 30	8,466	$15.84	—	—
January 31 to February 27	—	—	—	—
February 28 to March 27	—	—	—	—

Total	8,466		—	—

(1) These shares represent shares surrendered as payment for and satisfaction of an indemnity claim made by the Company against one of the 11 franchised restaurants acquired in the first quarter of fiscal 2006 pursuant to the terms of the acquisition agreement.  These shares have subsequently been retired.

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

TEXAS ROADHOUSE, INC.

Date: May 3, 2007	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2007	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)