Form 10-Q
period 2007-06-26
Texas Roadhouse, Inc.
filed 2007-08-02
CIK 1289460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2007

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

The number of shares of Class A and Class B common stock outstanding were 69,481,128 and 5,265,376, respectively, on July 27, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 26, 2007	December 26, 2006
Assets
Current assets:
Cash and cash equivalents	$57,791	$33,784
Receivables, net of allowance for doubtful accounts of $53 and $69 at June 26, 2007 and December 26, 2006, respectively	8,572	8,299
Inventories	6,471	6,436
Prepaid expenses	1,866	2,920
Deferred tax assets	640	1,066
Total current assets	75,340	52,505
Property and equipment, net	340,353	305,731
Goodwill	86,649	86,649
Intangible asset, net	4,702	4,880
Other assets	3,105	2,823
Total assets	$510,149	$452,588

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$288	$653
Accounts payable	18,277	18,794
Deferred revenue — gift certificates	13,065	26,205
Accrued wages	13,865	12,653
Income tax payable	1,449	3,725
Accrued taxes and licenses	7,587	6,726
Other accrued liabilities	7,692	8,139
Total current liabilities	62,223	76,895
Long-term debt and obligations under capital leases, excluding current maturities	79,637	35,362
Stock option deposits	4,350	4,102
Deferred rent	6,611	5,829
Deferred tax liabilities	5,652	7,823
Other liabilities	3,780	2,198
Total liabilities	162,253	132,209
Minority interest in consolidated subsidiaries	1,612	1,305
Stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 69,465,644 and 69,002,925 shares issued and outstanding at June 26, 2007 and December 26, 2006, respectively	69	69
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	260,910	255,253
Retained earnings	85,300	63,747
Total stockholders’ equity	346,284	319,074
Total liabilities and stockholders’ equity	$510,149	$452,588

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 26, 2007	June 27, 2006	June 26, 2007	June 27, 2006
Revenue:
Restaurant sales	$178,129	$144,071	$353,573	$290,945
Franchise royalties and fees	2,857	2,649	5,750	5,174

Total revenue	180,986	146,720	359,323	296,119

Costs and expenses:
Restaurant operating costs:
Cost of sales	62,250	50,460	123,347	102,092
Labor	50,282	40,309	98,579	80,166
Rent	2,846	2,433	5,631	4,809
Other operating	28,779	23,299	56,686	46,893
Pre-opening	3,102	3,229	6,685	5,811
Depreciation and amortization	7,230	5,155	13,875	10,061
General and administrative	11,595	7,554	19,918	17,909

Total costs and expenses	166,084	132,439	324,721	267,741

Income from operations	14,902	14,281	34,602	28,378

Interest expense, net	361	125	597	469
Minority interest	230	78	519	285
Equity income from investments in unconsolidated affiliates	93	47	190	135

Income before taxes	14,404	14,125	33,676	27,759
Provision for income taxes	5,147	5,294	12,123	10,746
Net income	$9,257	$8,831	$21,553	$17,013

Net income per common share:
Basic	$0.12	$0.12	$0.29	$0.23

Diluted	$0.12	$0.12	$0.28	$0.22

Weighted average shares outstanding:
Basic	74,613	73,907	74,500	73,634

Diluted	76,912	76,540	76,879	76,478

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	26 Weeks Ended
	June 26, 2007	June 27, 2006
Cash flows from operating activities:
Net income	$21,553	$17, 013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,875	10,061
Deferred income taxes	(1,745)	(1,193)
Loss/(gain) on disposition of assets	112	(17)
Minority interest	519	285
Equity income from investments in unconsolidated affiliates	(190)	(135)
Distributions received from investments in unconsolidated affiliates	208	172
Provision for doubtful accounts	(16)	—
Share-based compensation expense	2,436	3,514
Changes in operating working capital:
Receivables	(257)	1,218
Inventories	(35)	145
Prepaid expenses and other current assets	1,054	810
Other assets	146	105
Accounts payable	(517)	(1,238)
Deferred revenue — gift certificates	(13,140)	(10,782)
Accrued wages	1,212	1,275
Excess tax benefits from share-based compensation	(1,479)	(3,208)
Prepaid income taxes and income taxes payable	(797)	4,112
Accrued taxes and licenses	861	2,477
Other accrued liabilities	(447)	(1,337)
Deferred rent	782	534
Other liabilities	1,582	(52)

Net cash provided by operating activities	$25,717	$23,759

Cash flows from investing activities:
Capital expenditures — property and equipment	(48,732)	(40,052)
Proceeds from sale of property and equipment, including insurance proceeds	301	1,313
Acquisitions of franchise restaurants, net of cash acquired	—	(13,203)

Net cash used in investing activities	$(48,431)	$(51,942)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	46,000	10,000
Principal payments on long-term debt and capital lease obligations	(2,090)	(3,478)
Payments for debt issuance costs	(459)	—
Distributions to minority interest holders	(591)	(395)
Proceeds from minority interest contributions and other	347	737
Excess tax benefits from share-based compensation	1,479	3,208
Repayments of stock option deposits	—	(170)
Proceeds from stock option deposits	478	745
Proceeds from exercise of stock options	1,557	2,908

Net cash provided by financing activities	$46,721	$13,555

Net increase/(decrease) in cash	24,007	(14,628)
Cash and cash equivalents — beginning of period	33,784	28,987
Cash and cash equivalents — end of period	$57,791	$14,359

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$695	$631
Income taxes	$14,666	$7,809
Supplemental schedule for non-cash investing and financing activities:
Stock acquisition of franchise restaurants	$—	$39,394
Assumption of debt — acquisitions	$—	$2,291

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except per share data)
(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”) and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp.”), as of and for the 13 and 26 weeks ended June 26, 2007 and June 27, 2006.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain other license and franchise restaurants.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 26 weeks ended June 26, 2007 are not necessarily indicative of the results that may be expected for the year ending December 25, 2007.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2006.

(2)   Share-based Compensation

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2007	June 27, 2006	June 26, 2007	June 27, 2006

Labor expense	$532	$806	$1,024	$1,693
General and administrative expense	750	868	1,412	1,821
Total share-based compensation expense	$1,282	$1,674	$2,436	$3,514

Basic earnings per share	$0.01	$0.02	$0.03	$0.04
Diluted earnings per share	$0.01	$0.02	$0.03	$0.04

A summary of option activity as of June 26, 2007 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 26, 2006	6,933,236	$7.98
Granted	572,230	15.68
Forfeited	(48,334)	13.54
Exercised	(462,719)	3.86
Outstanding at June 26, 2007	6,994,413	$8.86	6.53	$30,106

Exercisable at June 26, 2007	4,383,870	$6.98	5.77	$24,629

The weighted-average grant date fair value of options granted during the 13 weeks ended June 26, 2007 and June 27, 2006 was $5.34 and $5.67, respectively.  The weighted-average grant date fair value of options granted during the 26 weeks ended June 26, 2007 and June 27, 2006 was $5.31 and $5.88, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2007	June 27, 2006	June 26, 2007	June 27, 2006

Risk-free interest rate	4.55%	4.99%	4.58%	4.82%
Expected term (years)	3.0 — 5.0	3.0 — 5.0	3.0 — 5.0	3.0 — 5.0
Expected volatility	35.2%	43.1%	35.5%	43.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The total intrinsic value of options exercised during the 13 weeks ended June 26, 2007 and June 27, 2006 was $1.8 million and $3.2 million, respectively.  The total intrinsic value of options exercised during the 26 weeks ended June 26, 2007 and June 27, 2006 was $5.0 million and $12.2 million, respectively.   As of June 26, 2007, with respect to unvested stock options, there was $6.0 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.4 years.  The total grant date fair value of stock options vested for both 13 week periods ended June 26, 2007 and June 27, 2006 was $1.2 million, and for the 26 week periods ended June 26, 2007 and June 27, 2006 was $2.4 million and $2.7 million, respectively.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	June 26 , 2007	December 26, 2006
Installment loans, due 2007 — 2016	$3,324	$5,388
Obligations under capital leases	601	627
Revolver	76,000	30,000
	79,925	36,015
Less current maturities	288	653
	$79,637	$35,362

The weighted average interest rate for installment loans outstanding at June 26, 2007 and December 26, 2006 was 9.92% and 9.67%, respectively.  The debt is secured by certain land, buildings and equipment.

On May 31, 2007, the Company amended and restated its existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank.  The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012.  The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on the Company’s leverage ratio.   The weighted average interest rate for the revolver at June 26, 2007 and December 26, 2006 was 7.09% and 6.08%, respectively.  At June 26, 2007, the Company had $76.0 million outstanding under the credit facility and $170.8 million of availability, net of $3.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The new credit facility permits the Company to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of the Company’s consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent the Company from complying with its financial covenants.  The Company is currently in compliance with such covenants.

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

(5)   Commitments and Contingencies

The estimated cost of completing capital project commitments at June 26, 2007 and December 26, 2006 was approximately $73.8 million and $81.0 million, respectively.

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

On March 26, 2007, a civil case styled as a class action complaint titled Nicole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 (“Ehrheart”), Case Number CA 07-54, was filed against the Company in the United States District Court for the Western District of Pennsylvania Erie Division.  The case alleges liability under the Fair and Accurate Credit Transactions Act (“FACTA”) based on the alleged practice of unlawfully including more information on the electronically printed credit or debit card receipts provided to customers than is permitted.  The plaintiff seeks monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice.  Statutory damages range from $100 to $1,000 for each willful violation.  The Company has filed an answer to the complaint denying the material allegations of the complaint; discovery has not yet begun.

On July 20, 2007, a civil case styled as a class action complaint titled Mario Aliano v. Texas Roadhouse Holdings LLC, Texas Roadhouse, Inc. and Does 1-10 (“Aliano”), Case Number 07cv4108, was filed against the Company in the United States District Court for the Northern District of Illinois Eastern Division.  The case alleges liability under FACTA.  The plaintiff seeks statutory damages of $100 to $1,000 per violation, attorney’s fees, litigation expenses and costs.

The Company believes it has meritorious defenses to the Ehrheart and Aliano claims and intends to vigorously defend against the claims, including the plaintiffs’ efforts to certify a nationwide class action.  However, if either court both granted class action status and imposed statutory penalties, the resolution of the case would be likely to have a material adverse effect on the Company’s business and its consolidated financial position, results of operation and cash flows.

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

 (6)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for both 13 week periods ended June 26, 2007 and June 27, 2006.   For the 26 weeks ended June 26, 2007 and June 27, 2006, rent payments were $0.1 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz, the Company’s Chief Operating Officer, beneficially owns 66.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.  Rent is approximately $15,100 per month for the first five years of the lease and escalates 10% each five year period during the term.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $45,000 for each of the 13 week periods ended June 26, 2007 and June 27, 2006.  For the 26 weeks ended June 26, 2007 and June 27, 2006, rent payments were approximately $0.1 million.

The Company had 14 and 13 franchise and license restaurants owned, in whole or part, by certain officers, directors and 5% stockholders of the Company at June 26, 2007 and June 27, 2006, respectively. These entities paid the Company fees of approximately  $0.5 million during each of the 13 week periods ended June 26, 2007 and June 27, 2006.  For the 26 weeks ended June 26, 2007 and June 27, 2006, these entities paid the Company fees of approximately $1.1 million and $1.0 million, respectively.  As disclosed in note 5, the Company is contingently liable on leases which are related to three of these restaurants.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer, as Director of Public Relations. Ms. Hart does not report to Mr. Hart.

(7)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options and restricted stock awards outstanding from the Company’s equity incentive plan.  For the 13 and 26 weeks ended June 26, 2007, options to purchase 2,005,858 and 2,045,858 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the 13 and 26 weeks ended June 27, 2006, options to purchase 1,618,675 shares of common stock were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted average shares outstanding as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2007	June 27, 2006	June 26, 2007	June 27, 2006
Net income	$9,257	$8,831	$21,553	$17,013

Basic EPS:
Weighted-average common shares outstanding	74,613	73,907	74,500	73,634

Basic EPS	$0.12	$0.12	$0.29	$0.23

Diluted EPS:
Weighted-average common shares outstanding	74,613	73,907	74,500	73,634
Dilutive effect of stock options	2,299	2,633	2,379	2,844
Shares — diluted	76,912	76,540	76,879	76,478

Diluted EPS	$0.12	$0.12	$0.28	$0.22

(8)   Income Taxes

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

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of December 27, 2006 and as of June 26, 2007, the Company had no significant unrecognized income tax benefits or accrued interest or penalties related to uncertain tax positions.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company receives an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.

The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

(9)   Subsequent Event

On June 27, 2007, the first day of the Company’s third fiscal quarter, the Company completed the acquisitions of nine franchise restaurants located in Indiana, Kentucky and Missouri.  Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $22.6 million.  In conjunction with these acquisitions, the Company acquired land and buildings leased by seven of the nine franchisees from parties related to those franchisees for an aggregate purchase price of approximately $12.1 million.

The Company expects to complete its purchase price allocation relating to this transaction in the fourth quarter of fiscal 2007.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 26, 2007, there were 270 Texas Roadhouse restaurants operating in 44 states, including:

• 180 “company restaurants,” of which 175 were wholly-owned and five were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

• 90 “franchise restaurants,” of which 87 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 18 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as two additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in the five open majority-owned company restaurants, and (ii) 66 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 26, 2007 and June 27, 2006 are referred to as Q2 2007 and Q2 2006, respectively, and the 26 weeks ended June 26, 2007 and June 27, 2006 are referred to as 2007 YTD and 2006 YTD, respectively.

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

We may, at our discretion, add franchise restaurants primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  We may also look to acquire franchise restaurants under terms favorable to the Company and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.

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

Comparable Restaurant Sales Growth.   Comparable restaurant sales growth reflects the change in year-over-year sales for all company restaurants for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period. Comparable restaurant sales growth can be generated by an increase in guest traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

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

Restaurant Labor Expenses.   Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our managing partners and market partners. These profit sharing expenses are reflected in restaurant other operating expenses.  Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

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

Minority Interest.   Our consolidated subsidiaries at June 26, 2007 included ten majority-owned restaurants, five of which were open.  Our consolidated subsidiaries at June 27, 2006 included five majority-owned restaurants, four of which were open.  Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.

Equity Income from Unconsolidated Affiliates.   We own a 5.0% to 10.0% equity interest in 18 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 26, 2007		June 27, 2006		June 26, 2007		June 27, 2006
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	178,129	98.4	144,071	98.2	353,573	98.4	290,945	98.3
Franchise royalties and fees	2,857	1.6	2,649	1.8	5,750	1.6	5,174	1.7

Total revenue	180,986	100.0	146,720	100.0	359,323	100.0	296,119	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	62,250	34.9	50,460	35.0	123,347	34.9	102,092	35.1
Labor	50,282	28.2	40,309	28.0	98,579	27.9	80,166	27.6
Rent	2,846	1.6	2,433	1.7	5,631	1.6	4,809	1.7
Other operating	28,779	16.2	23,299	16.2	56,686	16.0	46,893	16.1
(As a percentage of total revenue)
Pre-opening	3,102	1.7	3,229	2.2	6,685	1.9	5,811	2.0
Depreciation and amortization	7,230	4.0	5,155	3.5	13,875	3.9	10,061	3.4
General and administrative	11,595	6.4	7,554	5.1	19,918	5.5	17,909	6.0

Total costs and expenses	166,084	91.8	132,439	90.3	324,721	90.4	267,741	90.4
Income from operations	14,902	8.2	14,281	9.7	34,602	9.6	28,378	9.6
Interest expense, net	361	0.2	125	0.1	597	0.2	469	0.2
Minority interest	230	0.1	78	NM	519	0.1	285	0.1
Equity income from investments in unconsolidated affiliates	93	0.1	47	NM	190	0.1	135	0.1

Income before taxes	14,404	8.0	14,125	9.6	33,676	9.4	27,759	9.4
Provision for income taxes	5,147	2.8	5,294	3.6	12,123	3.4	10,746	3.6
Net income	9,257	5.2	8,831	6.0	21,553	6.0	17,013	5.8

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 26, 2006	163	88	251
Openings	10	—	10
Closures	—	—	—

Balance at March 27, 2007	173	88	261
Opening	7	2	9
Closures	—	—	—

Balance at June 26, 2007	180	90	270

Q2 2007 (13 weeks) Compared to Q2 2006 (13 weeks) and 2007 YTD (26 weeks) Compared to 2006 YTD (26 weeks)

Restaurant Sales.   Restaurant sales increased by 23.6%  in Q2 2007 as compared to Q2 2006 and by 21.5% in 2007 YTD as compared to 2006 YTD.  This increase was primarily attributable to the opening of new restaurants.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	Q2 2007	Q2 2006	2007 YTD	2006 YTD

Store weeks	2,278	1,853	4,439	3,661
Comparable restaurant sales growth	1.9%	1.2%	1.5%	3.9%
Average unit volume (in thousands)	$1,012	$1,003	$2,065	$2,057

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

On June 27, 2007, we acquired nine franchise restaurants.  We estimate that these acquisitions will be slightly accretive to fiscal 2007 diluted earnings per share as we will have only six months of operating results and we will be recording a pre-tax acquisition-related charge of $0.5 million during the third quarter of fiscal 2007, in accordance with Emerging Issues Task Force Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination.  On an on-going annual basis, we estimate these acquisitions will be accretive to diluted earnings per share by approximately $0.015.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.2 million, or by 7.9%, in Q2 2007 from Q2 2006 and increased by $0.6 million, or by 11.1%, in 2007 YTD as compared to 2006 YTD.  These increases were primarily attributable to the opening of new franchise restaurants in the latter half of fiscal 2006, increasing royalty rates in conjunction with the renewal of certain franchise agreements and comparable restaurant sales growth of 1.8%.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

The nine acquired franchise restaurants generated approximately $1.0 million in franchise royalties in fiscal 2006.  As these restaurants are now company-owned, royalties related to these restaurants will no longer be earned post-acquisition.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 34.9% in Q2 2007 from 35.0% in Q2 2006 and to 34.9% in 2007 YTD from 35.1% in 2006 YTD.  The decreases in Q2 2007 and 2007 YTD were primarily attributable to the impact of menu price increases as discussed above, partially offset by higher commodity costs, principally dairy costs in Q2 2007 and produce costs in Q2 2007 and 2007 YTD.

Restaurant Labor Expenses    Restaurant labor expenses, as a percentage of restaurant sales, increased to 28.2% in Q2 2007 from 28.0% in Q2 2006 and to 27.9% in 2007 YTD from 27.6% in 2006 YTD.  These increases were primarily attributable to higher average hourly wage rates resulting from several state-mandated increases in minimum and tip wage rates at the beginning of 2007 and restaurants opened in 2007 YTD as we generally incur higher labor costs during the first few months after the opening of a new restaurant.  These increases were partially offset by the impact of menu price increases as discussed above and lower share-based compensation expense.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, was basically flat with the prior year as it decreased to 1.6% in Q2 2007 and 2007 YTD from 1.7% in Q2 2006 and 2006 YTD.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, was unchanged at 16.2% in Q2 2007 and Q2 2006 and decreased to 16.0% in 2007 YTD from 16.1% in 2006 YTD.  In Q2 2007, a decrease in equipment rent was offset by a net gain from insurance proceeds recorded in Q2 2006 relating to Hurricane Katrina for which there was no corresponding benefit in Q2 2007.  The decrease in 2007 YTD was primarily due to lower equipment rent, partially offset by higher credit card charges and the net gain from insurance proceeds recorded in Q2 2006 relating to Hurricane Katrina.  Equipment rent decreased 0.3% as a percentage of restaurant sales in both Q2 2007 and 2007 YTD due to our discontinuance of leasing arrangements for equipment packages in restaurants.

Restaurant Pre-opening Expenses.   Pre-opening expenses decreased slightly to $3.1 million in Q2 2007 from $3.2 million in Q2 2006 and increased to $6.7 million in 2007 YTD from $5.8 million in 2006 YTD. Pre-opening expenses in Q2 2007 were relatively unchanged compared to Q2 2006 as the number of restaurants being opened and/or in the development pipeline were comparable.  The increase in 2007 YTD was primarily due to seven more restaurants being opened in 2007 YTD compared to 2006 YTD.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of revenue, increased to 4.0% in Q2 2007 from 3.5% in Q2 2006 and increased to 3.9% in 2007 YTD from 3.4% in 2006 YTD. These increases were related to capital spending on new restaurants.

General and Administrative Expenses.   G&A increased to 6.4% of revenue in Q2 2007 from 5.1% of revenue in Q2 2006 and decreased in 2007 YTD to 5.5% of revenue from 6.0% of revenue in 2006 YTD.  The increase in Q2 2007 was due to the timing of our annual managing partner conference, offset by lower share-based compensation costs and leveraging of the base business.  The decrease in 2007 YTD was due to lower share-based compensation costs, a $0.8 million charge in the first quarter of fiscal 2006 relating to the acquisition of 11 franchise restaurants on the first day of fiscal 2006 and leveraging of the base business, offset by higher annual managing partner conference costs.  Our annual managing partner conference took place during the second quarter of fiscal 2007, versus the first quarter of fiscal 2006.  Q2 2007 included $3.4 million (1.9% of revenue) of annual conference costs and 2007 YTD included $3.6 million (1.0% of revenue) of annual conference costs compared to 2006 YTD which included $2.4 million (0.8% of revenue).

Interest Expense, Net.   Interest expense increased to $0.4 million in Q2 2007 from $0.1 million in Q2 2006 and increased to $0.6 million in 2007 YTD from $0.5 million 2006 YTD.  The increase in Q2 2007 was primarily due to increased borrowings under our credit facility, partially offset by an increase in interest income.  The increase in 2007 YTD was primarily due to increased borrowings under our credit facility, partially offset by an increase in capitalized interest, an increase in interest income, the payoff of certain installment loans in the first quarter of fiscal 2006 and the prepayment penalties of $0.1 million associated with those loans.

In conjunction with our acquisitions of nine franchise restaurants on June 27, 2007 for an aggregate purchase price of approximately $22.6 million, we acquired land and buildings leased by seven of the nine franchisees from parties related to those franchisees for an aggregate price of approximately $12.1 million.  The purchase price for all transactions was paid in cash, funded through borrowings under the Company’s credit facility.  We expect our interest expense for fiscal 2007 to increase as a result of these borrowings.

Income Tax Expense.   Our effective tax rate decreased to 35.7% in Q2 2007 from 37.5% in Q2 2006 and in 2007 YTD to 36.0% from 38.7% in 2006 YTD.  The decrease in the rate in Q2 2007 was primarily due to higher tax credits and a decrease in the non-deductible portion of certain incentive stock options due to lower share-based compensation costs, partially offset by an increase in the non-deductible portion of costs relating to the 2007 managing partner conference and increased state income tax rates.  The decrease in the rate for 2007 YTD was primarily due to higher tax credits, the non-deductibility of a $0.8 million charge related to franchise acquisitions in the first quarter of fiscal 2006 and a decrease in the non-deductible portion of certain incentive stock options relating to share-based compensation costs, partially offset increased state income tax rates.  We expect the effective tax rate to be approximately 36.0% for fiscal 2007.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
	June 26, 2007	June 27, 2006
Net cash provided by operating activities	$25,717	$23,759
Net cash used in investing activities	(48,431)	(51,942)
Net cash provided by financing activities	46,721	13,555

Net increase (decrease) in cash	$24,007	$(14,628)

Net cash provided by operating activities was $25.7 million in 2007 YTD compared to $23.8 million in 2006 YTD.  The increase was driven by higher net income and depreciation, partially offset by higher gift card redemptions, changes in other working capital and lower share-based compensation costs.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital.  Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $48.4 million in 2007 YTD compared to $51.9 million in 2006 YTD.  The decrease was primarily due to the $13.2 million use of cash associated with the acquisitions of the 11 franchise restaurants in the first quarter of fiscal 2006, partially offset by higher capital spending in 2007 YTD associated with increased restaurant development.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 26, 2007, there were 91 restaurants developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2007, we expect our capital expenditures to be approximately $90.0 million to $100.0 million, excluding any cash used for franchise acquisitions, substantially all of which will relate to planned restaurant openings. We continue to evaluate opportunities to acquire franchise restaurants under terms which would create value for us and our stockholders.  In the third quarter of fiscal 2007, we completed the acquisitions of nine franchise restaurants for an aggregate purchase price of approximately $22.6 million, and the land and buildings leased by seven of the nine franchisees from parties related to those franchisees for an aggregate purchase price of approximately $12.1 million.  In conjunction with these acquisitions, we borrowed $36.0 million under our credit facility primarily to fund the purchase price.  See note 9 to the condensed consolidated financial statements.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Net cash provided by financing activities was $46.7 million in 2007 YTD as compared to net cash provided by financing activities of $13.6 million in 2006 YTD.  The increase was primarily due to borrowings under our credit facility of $36.0 million in conjunction with the acquisition of nine franchise restaurants, which took place on June 27, 2007, the first day of our third fiscal quarter.  This increase was partially offset by a decrease in principal payments on other long-term debt.  Principal payments on long-term debt includes $2.0 million relating to various other installment debt repaid in full in 2007 YTD compared to $3.1 million relating to various other installment debt repaid in full in 2006 YTD.

In 2007 YTD, we paid distributions of $0.6 million to equity holders of five of our majority-owned company restaurants.  Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business.

On May 31, 2007, we amended and restated our existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank. The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on our leverage ratio.  The weighted average interest rate for the revolver at June 26, 2007 and December 26, 2006 was 7.09% and 6.08%, respectively.  The weighted average interest rate at June 26, 2007 was negatively impacted by short-term interest rates on fundings related to the franchise acquisitions.  For the remainder of 2007, we anticipate the weighted average interest rate under the credit facility will be approximately 6.00%.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The new credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with its financial covenants.   We are currently in compliance with such covenants.

At June 26, 2007, we had $76.0 million of outstanding borrowings under our credit facility and $170.8 million of availability net of $3.2 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $3.3 million with interest rates ranging from 4.35% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted average effective interest rate at June 26, 2007 was 7.20%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 26, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$79,324	$233	$491	$76,559	$2,041
Capital lease obligations	601	55	129	161	256
Interest (1)	2,343	383	678	566	716
Operating lease obligations	117,734	14,159	21,591	21,733	60,251
Capital obligations	73,816	73,816	—	—	—
Total contractual obligations	$273,818	$88,646	$22,889	$99,019	$63,264

(1)          Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of June 26, 2007 for our variable rate debt.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At June 26, 2007, there was $76.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over the London Interbank Offered Rate.   Our various other notes payable totaled $3.3 million at June 26, 2007 and had fixed rates ranging from 4.35% to 10.80%.  Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.8 million.

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and cheese, and we are subject to prevailing market conditions when purchasing those types of commodities. For commodities that are purchased under fixed price contracts, the prices are based on prevailing market prices at the time the contract is entered into and do not fluctuate during the contract period. We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

We are subject to business risk as our beef supply is highly dependent upon four vendors.  If these vendors were unable to fulfill their obligations under their contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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

On March 26, 2007, a civil case styled as a class action complaint titled Nicole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 (“Ehrheart”), Case Number CA 07-54, was filed against us in the United States District Court for the Western District of Pennsylvania Erie Division.  The case alleges liability under the Fair and Accurate Credit Transactions Act (“FACTA”) based on the alleged practice of unlawfully including more information on the electronically printed credit or debit card receipts provided to customers than is permitted.  The plaintiff seeks monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice.  Statutory damages range from $100 to $1,000 for each willful violation.  We have filed an answer to the complaint denying the material allegations of the complaint; discovery has not yet begun.

On July 20, 2007, a civil case styled as a class action complaint titled Mario Aliano v. Texas Roadhouse Holdings LLC, Texas Roadhouse, Inc. and Does 1-10 (“Aliano”), Case Number 07cv4108, was filed against us in the United States District Court for the Northern District of Illinois Eastern Division.  The case alleges liability under FACTA.  The plaintiff seeks statutory damages of $100 to $1,000 per violation, attorney’s fees, litigation expenses and costs.

We believe we have meritorious defenses to the Ehrheart and Aliano claims, and we intend to vigorously defend against the claims, including the plaintiffs’ efforts to certify a nationwide class action.  However, if either court both granted class action status and imposed statutory penalties, the resolution of the case would be likely to have a material adverse effect on our business and our consolidated financial position, results of operation and cash flows.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 24, 2007, at the Annual Meeting of Stockholders, the stockholders took the following actions:

1.               Elected all directors designated in the proxy statement dated April 23, 2007, as follows:

	Number of Votes
	For	Withheld

G.J. Hart	115,804,263	881,902
Gregory N. Moore	115,798,720	887,445
James F. Parker	115,789,853	896,312

Directors whose terms continued after the Annual Meeting of Stockholders are as follows: Martin T. Hart, James R. Ramsey, W. Kent Taylor and James R. Zarley.

2.     Ratified the audit committee’s selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 25, 2007:  116,434,291 votes cast for, 217,170 votes cast against and 34,706 abstained.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Exhibit No.	Description

10.1

Amended and Restated Credit Agreement, dated as of May 31, 2007, by and among Texas Roadhouse, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 6, 2007).

10.2	Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 2, 2007	By:	/s/ G.J. HART
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: August 2, 2007	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)