Form 10-Q
period 2007-09-25
Texas Roadhouse, Inc.
filed 2007-11-02
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2007

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

The number of shares of Class A and Class B common stock outstanding were 69,532,822 and 5,265,376, respectively, on October 26, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 25, 2007	December 26, 2006
Assets
Current assets:
Cash and cash equivalents	$15,336	$33,784
Receivables, net of allowance for doubtful accounts of $53 and $69 at September 25, 2007 and December 26, 2006, respectively	7,444	8,299
Inventories	6,814	6,436
Prepaid expenses	1,724	2,920
Deferred tax assets	691	1,066
Total current assets	32,009	52,505
Property and equipment, net	375,890	305,731
Goodwill	101,725	86,649
Intangible asset, net	8,611	4,880
Other assets	3,471	2,823
Total assets	$521,706	$452,588

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$295	$653
Accounts payable	18,813	18,794
Deferred revenue — gift certificates	12,122	26,205
Accrued wages	14,009	12,653
Income tax payable	2,297	3,725
Accrued taxes and licenses	8,741	6,726
Other accrued liabilities	8,643	8,139
Total current liabilities	64,920	76,895
Long-term debt and obligations under capital leases, excluding current maturities	74,561	35,362
Stock option deposits	4,655	4,102
Deferred rent	6,898	5,829
Deferred tax liabilities	6,062	7,823
Other liabilities	3,889	2,198
Total liabilities	160,985	132,209
Minority interest in consolidated subsidiaries	1,987	1,305
Stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 69,520,648 and 69,002,925 shares issued and outstanding at September 25, 2007 and December 26, 2006, respectively)	70	69
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	262,807	255,253
Retained earnings	95,852	63,747
Total stockholders’ equity	358,734	319,074
Total liabilities and stockholders’ equity	$521,706	$452,588

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 25, 2007	September 26, 2006	September 25, 2007	September 26, 2006
Revenue:
Restaurant sales	$186,879	$145,859	$540,452	$436,804
Franchise royalties and fees	2,575	2,595	8,325	7,769

Total revenue	189,454	148,454	548,777	444,573

Costs and expenses:
Restaurant operating costs:
Cost of sales	65,850	51,243	189,197	153,335
Labor	53,702	40,509	152,281	120,675
Rent	2,913	2,588	8,544	7,397
Other operating	29,628	23,481	86,314	70,374
Pre-opening	2,616	2,948	9,301	8,759
Depreciation and amortization	8,028	5,580	21,903	15,641
General and administrative	9,524	7,864	29,442	25,773

Total costs and expenses	172,261	134,213	496,982	401,954

Income from operations	17,193	14,241	51,795	42,619

Interest expense, net	830	64	1,427	533
Minority interest	98	76	617	361
Equity income from investments in unconsolidated affiliates	(66)	(47)	(256)	(182)

Income before taxes	16,331	14,148	50,007	41,907
Provision for income taxes	5,779	4,998	17,902	15,744
Net income	$10,552	$9,150	$32,105	$26,163

Net income per common share:
Basic	$0.14	$0.12	$0.43	$0.35

Diluted	$0.14	$0.12	$0.42	$0.34

Weighted average shares outstanding:
Basic	74,729	74,052	74,556	73,774

Diluted	76,794	76,323	76,846	76,437

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 25, 2007	September 26, 2006
Cash flows from operating activities:
Net income	$32,105	$26,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,903	15,641
Deferred income taxes	(1,386)	(1,366)
Loss on disposition of assets	140	205
Minority interest	617	361
Equity income from investments in unconsolidated affiliates	(256)	(182)
Distributions received from investments in unconsolidated affiliates	303	248
Provision for doubtful accounts	(16)	—
Share-based compensation expense	3,871	5,020
Changes in operating working capital:
Receivables	891	1,384
Inventories	(147)	289
Prepaid expenses and other current assets	1,338	873
Other assets	(237)	166
Accounts payable	(526)	(3,603)
Deferred revenue — gift certificates	(14,954)	(12,072)
Accrued wages	1,103	1,673
Excess tax benefits from share-based compensation	(1,661)	(3,483)
Prepaid income taxes and income taxes payable	233	7,803
Accrued taxes and licenses	1,702	2,573
Other accrued liabilities	319	(2,163)
Deferred rent	1,037	761
Other liabilities	1,691	(934)

Net cash provided by operating activities	$48,070	$39,357

Cash flows from investing activities:
Capital expenditures — property and equipment	(76,673)	(66,264)
Proceeds from sale of property and equipment, including insurance proceeds	433	1,332
Acquisitions of franchise restaurants, net of cash acquired	(32,976)	(13,203)

Net cash used in investing activities	$(109,216)	$(78,135)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	41,000	15,000
Principal payments on long-term debt and capital lease obligations	(2,159)	(3,648)
Payments for debt issuance costs	(459)	—
Distributions to minority interest holders	(850)	(593)
Proceeds from minority interest contributions and other	982	737
Excess tax benefits from share-based compensation	1,661	3,483
Repayments of stock option deposits	—	(335)
Proceeds from stock option deposits	783	1,129
Proceeds from exercise of stock options	1,740	3,308

Net cash provided by financing activities	$42,698	$19,081

Net decrease in cash	(18,448)	(19,697)
Cash and cash equivalents — beginning of period	33,784	28,987
Cash and cash equivalents — end of period	$15,336	$9,290

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,562	$697
Income taxes	$19,055	$9,230
Supplemental schedule for non-cash investing and financing activities:
Stock acquisition of franchise restaurants	$—	$39,394
Assumption of debt — acquisitions	$—	$2,291

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”) and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp.”), as of and for the 13 and 39 weeks ended September 25, 2007 and September 26, 2006.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain other license and franchise restaurants.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, income taxes and share-based compensation expense. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 39 weeks ended September 25, 2007 are not necessarily indicative of the results that may be expected for the year ending December 25, 2007.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2006.

(2)   Share-based Compensation

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2007	September 26, 2006	September 25, 2007	September 26, 2006

Labor expense	$583	$705	$1,608	$2,398
General and administrative expense	851	800	2,263	2,622
Total share-based compensation expense	$1,434	$1,505	$3,871	$5,020

A summary of option activity as of September 25, 2007 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 26, 2006	6,933,236	$7.98
Granted	844,107	14.45
Forfeited	(72,710)	13.26
Exercised	(517,723)	3.80
Outstanding at September 25, 2007	7,186,910	$9.00	6.56	$23,160

Exercisable at September 25, 2007	4,568,502	$7.08	5.61	$23,476

The weighted-average grant date fair value of options granted during the 13 weeks ended September 25, 2007 and September 26, 2006 was $3.92 and $3.84, respectively.  The weighted-average grant date fair value of options granted during the 39 weeks ended September 25, 2007 and September 26, 2006 was $4.77 and $5.17, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2007	September 26, 2006	September 25, 2007	September 26, 2006

Risk-free interest rate	4.52%	4.84%	4.56%	4.83%
Expected term (years)	3.0 – 5.0	3.0 – 5.0	3.0 – 5.0	3.0 – 5.0
Expected volatility	35.9%	43.1%	35.6%	43.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The total intrinsic value of options exercised during the 13 weeks ended September 25, 2007 and September 26, 2006 was $0.5 million and $0.7 million, respectively.  The total intrinsic value of options exercised during the 39 weeks ended September 25, 2007 and September 26, 2006 was $5.5 million and $13.0 million, respectively.   As of September 25, 2007, with respect to unvested stock options, there was $5.5 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years.  The total grant date fair value of stock options vested for the 13 week periods ended September 25, 2007 and September 26, 2006 was $0.7 million and $2.0 million, respectively, and for the 39 week periods ended September 25, 2007 and September 26, 2006 was $3.1 million and $4.7 million, respectively.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	September 25 , 2007	December 26, 2006
Installment loans, due 2007 — 2016	$3,268	$5,388
Obligations under capital leases	588	627
Revolver	71,000	30,000
	74,856	36,015
Less current maturities	295	653
	$74,561	$35,362

The weighted-average interest rate for installment loans outstanding at September 25, 2007 and December 26, 2006 was 9.93% and 9.67%, respectively.  The debt is secured by certain land, buildings and equipment.

On May 31, 2007, the Company amended and restated its existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank.  The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012.  The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on the Company’s leverage ratio.   The weighted-average interest rate for the revolver at September 25, 2007 and December 26, 2006 was 6.07% and 6.08%, respectively.  At September 25, 2007, the Company had $71.0 million outstanding under the credit facility and $176.0 million of availability, net of $3.0 million of outstanding letters of credit.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial position, results of operations or cash flows.

(5)   Commitments and Contingencies

The estimated cost of completing capital project commitments at September 25, 2007 and December 26, 2006 was approximately $85.4 million and $81.0 million, respectively.

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

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On March 26, 2007, a civil case styled as a class action complaint titled Nicole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 (“Ehrheart”), Case Number CA 07-54, was filed against the Company in the United States District Court for the Western District of Pennsylvania Erie Division.  The case alleges liability under the Fair and Accurate Credit Transactions Act (“FACTA”) based on the alleged practice of unlawfully including more information than is permitted on the electronically printed credit or debit card receipts provided to customers.  The plaintiff seeks monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice.  Statutory damages range from $100 to $1,000 for each willful violation.  The Company has filed an answer to the complaint denying the material allegations of the complaint; discovery has not yet begun.

On July 20, 2007, a civil case styled as a class action complaint titled Mario Aliano v. Texas Roadhouse Holdings LLC, Texas Roadhouse, Inc. and Does 1-10 (“Aliano”), Case Number 07cv4108, was filed against the Company in the United States District Court for the Northern District of Illinois Eastern Division.  The case alleges liability under FACTA.  The plaintiff seeks statutory damages of $100 to $1,000 per violation, attorneys’ fees, litigation expenses and costs.  The Company has filed an answer to the complaint denying the material allegations of the complaint; discovery has not yet begun.

The Company believes it has meritorious defenses to the Ehrheart and Aliano claims and intends to vigorously defend against the claims, including the plaintiffs’ efforts to certify a nationwide class action.  Management believes that neither case will have a material adverse effect on the Company’s business and its consolidated financial position, results of operation and cash flows.  However, if either court both granted class action status and imposed statutory penalties, the resolution of the case would likely have a material adverse effect on the Company’s business and its consolidated financial position, results of operation and cash flows.

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

(6)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for both 13 week periods ended September 25, 2007 and September 26, 2006.   For the 39 weeks ended September 25, 2007 and September 26, 2006, rent payments were approximately $0.1 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz, the Company’s Chief Operating Officer, beneficially owns 66.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.  Rent is approximately $15,100 per month for the first five years of the lease and escalates 10% each five year period during the term.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $45,000 for each of the 13 week periods ended September 25, 2007 and September 26, 2006.  For the 39 weeks ended September 25, 2007 and September 26, 2006, rent payments were approximately $0.1 million.

The Company had 14 and 13 franchise and license restaurants owned, in whole or part, by certain officers, directors and 5% stockholders of the Company at September 25, 2007 and September 26, 2006, respectively. These entities paid the Company fees of approximately $0.5 million during each of the 13 week periods ended September 25, 2007 and September 26, 2006.  For the 39 weeks ended September 25, 2007 and September 26, 2006, these entities paid the Company fees of approximately $1.6 million and $1.5 million, respectively.  As disclosed in note 5, the Company is contingently liable on leases which are related to three of these restaurants.

The Company employs Juli Miller Hart, the wife of G.J. Hart, the Company’s Chief Executive Officer. Ms. Hart does not report to Mr. Hart.

(7)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options and restricted stock awards outstanding from the Company’s equity incentive plan.  For the 13 and 39 weeks ended September 25, 2007, options to purchase 2,337,943 and 2,146,911 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the 13 and 39 weeks ended September 26, 2006, options to purchase 1,865,852 shares of common stock were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted-average shares outstanding as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2007	September 26, 2006	September 25, 2007	September 26, 2006
Net income	$10,552	$9,150	$32,105	$26,163

Basic EPS:
Weighted-average common shares outstanding	74,729	74,052	74,556	73,774

Basic EPS	$0.14	$0.12	$0.43	$0.35

Diluted EPS:
Weighted-average common shares outstanding	74,729	74,052	74,556	73,774
Dilutive effect of stock options	2,065	2,271	2,290	2,663
Shares – diluted	76,794	76,323	76,846	76,437

Diluted EPS	$0.14	$0.12	$0.42	$0.34

(8)         Acquisitions

On June 27, 2007, the first day of the Company’s third fiscal quarter, the Company completed the acquisitions of nine restaurants located in Indiana, Kentucky and Missouri.  Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $22.6 million, excluding cash acquired.  In conjunction with these acquisitions, the Company acquired land and buildings leased by seven of the nine franchisees from parties related to those franchisees for an aggregate purchase price of approximately $12.1 million.  These acquisitions, which are expected to be accretive to earnings, are consistent with our long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations.  Based on a purchase price of $33.0 million, including $0.2 million of direct acquisition costs and net of the $1.4 million of cash acquired, the $0.5 million charge related to Emerging Issues Task Force (“EITF”) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), and the Company’s estimates of the fair value of net assets acquired, $15.1 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$393
Property and equipment, net	15,629
Goodwill	15,076
Intangible asset	4,064
Other assets	12
Current liabilities	(2,166)
Other liabilities	(32)

$32,976

The Company expects to complete the allocation of purchase price to the fair value of assets acquired and liabilities assumed in the fourth quarter of fiscal 2007.  The Company does not expect any adjustments to be significant.

If the acquisitions had been completed as of the beginning of the year ended December 26, 2006, pro forma revenue, net income and earnings per share would have been as follows as of and for the 13 and 39 weeks ended September 25, 2007 and September 26, 2006:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2007	September 26, 2006	September 25, 2007	September 26, 2006

Revenue	$189,454	$156,100	$565,765	$468,747
Net income	$10,552	$9,311	$32,547	$26,994
Basic EPS	$0.14	$0.13	$0.44	$0.37
Diluted EPS	$0.14	$0.12	$0.42	$0.35

As a result of these acquisitions, the Company incurred a charge of $0.5 million and recorded an intangible asset relating to certain reacquired franchise rights of $4.1 million in accordance with EITF 04-1.  EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists.  EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill.  However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

The intangible asset of $4.1 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from nine to 18 years.  The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million for the 13 weeks ended September 25, 2007.  The Company expects the annual expense for each of the next five years to be $0.3 million.

(9)   Income Taxes

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

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of December 27, 2006 and as of September 25, 2007, the Company had no significant unrecognized income tax benefits or accrued interest or penalties related to uncertain tax positions.  The Company does not expect that the amounts of any unrecognized income tax benefits will change significantly within the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and have not had a material effect on its consolidated financial position, results of operations or cash flows.  In the event the Company receives an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.

The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 25, 2007, there were 275 Texas Roadhouse restaurants operating in 44 states, including:

•  194 “company restaurants,” of which 189 were wholly-owned and five were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

•  81 “franchise restaurants,” of which 78 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 18 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as two additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in the five open majority-owned company restaurants, and (ii) 62 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 25, 2007 and September 26, 2006 are referred to as Q3 2007 and Q3 2006, respectively, and the 39 weeks ended September 25, 2007 and September 26, 2006 are referred to as 2007 YTD and 2006 YTD, respectively.

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

Minority Interest.   Our consolidated subsidiaries at September 25, 2007 included seven majority-owned restaurants, five of which were open and two of which were under construction.  Our consolidated subsidiaries at September 26, 2006 included five majority-owned restaurants, all of which were open.  Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.

Equity Income from Unconsolidated Affiliates.   We own a 5.0% to 10.0% equity interest in 18 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 25, 2007		September 26, 2006		September 25, 2007		September 26, 2006
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	186,879	98.6	145,859	98.3	540,452	98.5	436,804	98.3
Franchise royalties and fees	2,575	1.4	2,595	1.7	8,325	1.5	7,769	1.7

Total revenue	189,454	100.0	148,454	100.0	548,777	100.0	444,573	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	65,850	35.2	51,243	35.1	189,197	35.0	153,335	35.1
Labor	53,702	28.7	40,509	27.8	152,281	28.2	120,675	27.6
Rent	2,913	1.6	2,588	1.8	8,544	1.6	7,397	1.7
Other operating	29,628	15.9	23,481	16.1	86,314	16.0	70,374	16.1
(As a percentage of total revenue)
Pre-opening	2,616	1.4	2,948	2.0	9,301	1.7	8,759	2.0
Depreciation and amortization	8,028	4.2	5,580	3.8	21,903	4.0	15,641	3.5
General and administrative	9,524	5.0	7,864	5.3	29,442	5.4	25,773	5.8

Total costs and expenses	172,261	90.9	134,213	90.4	496,982	90.6	401,954	90.4
Income from operations	17,193	9.1	14,241	9.6	51,795	9.4	42,619	9.6
Interest expense, net	830	0.4	64	NM	1,427	0.2	533	0.1
Minority interest	98	0.1	76	0.1	617	0.1	361	0.1
Equity income from investments in unconsolidated affiliates	(66)	NM	(47)	NM	(256)	NM	(182)	NM

Income before taxes	16,331	8.6	14,148	9.5	50,007	9.1	41,907	9.4
Provision for income taxes	5,779	3.0	4,998	3.4	17,902	3.3	15,744	3.5
Net income	10,552	5.6	9,150	6.1	32,105	5.8	26,163	5.9

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 26, 2006	163	88	251
Openings	10	—	10
Closures	—	—	—

Balance at March 27, 2007	173	88	261
Opening	7	2	9
Closures	—	—	—

Balance at June 26, 2007	180	90	270
Opening	5	—	5
Acquisitions (Dispositions)	9	(9)	—
Closures	—	—	—

Balance at September 25, 2007	194	81	275

Q3 2007 (13 weeks) Compared to Q3 2006 (13 weeks) and 2007 YTD (39 weeks) Compared to 2006 YTD (39 weeks)

Restaurant Sales.   Restaurant sales increased by 28.1%  in Q3 2007 as compared to Q3 2006 and by 23.7% in 2007 YTD as compared to 2006 YTD.  These increases were primarily attributable to the opening of new restaurants, the acquisitions of nine franchise restaurants on June 27, 2007 and comparable restaurant sales growth.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	Q3 2007	Q3 2006	2007 YTD	2006 YTD

Store weeks	2,487	1,949	6,926	5,610
Comparable restaurant sales growth	2.5%	2.3%	2.0%	3.4%
Average unit volume (in thousands)	$973	$958	$3,043	$3,016

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

On June 27, 2007, we acquired nine franchise restaurants.  We estimate that these acquisitions will be slightly accretive to fiscal 2007 diluted earnings per share as we will have only six months of operating results and we have recorded a pre-tax acquisition-related charge of $0.5 million during the third quarter of fiscal 2007, in accordance with Emerging Issues Task Force Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination.   On an on-going annual basis, we estimate these acquisitions will be accretive to diluted earnings per share by approximately $0.015.  In Q3 2007, restaurant sales included $8.3 million from the nine acquired franchise restaurants.  For comparative purposes, average unit volumes for Q3 2006 and 2006 YTD in the table above were adjusted to reflect restaurant sales of the nine acquired franchise stores as part of company-owned restaurants average unit volume.

Franchise Royalties and Fees.  Franchise royalties and fees decreased by 0.8% in Q3 2007 from Q3 2006 and increased by $0.6 million, or by 7.2%, in 2007 YTD as compared to 2006 YTD.  The decrease in Q3 2007 was primarily attributable to the loss of royalties associated with the nine acquired franchise restaurants, offset by the opening of new franchise restaurants in the latter half of fiscal 2006 and during fiscal 2007, increasing royalty rates in conjunction with the renewal of certain franchise agreements and comparable restaurant sales growth of 2.0%.   The increase in 2007 YTD was primarily attributable to the opening of new franchise restaurants in the latter half of fiscal 2006 and during fiscal 2007, increasing royalty rates in conjunction with the renewal of certain franchise agreements and comparable restaurant sales growth of 1.5%, offset by the loss of royalties associated with the nine acquired franchise restaurants.   The acquired franchise restaurants generated approximately $0.6 million in franchise royalties in 2007 YTD.  The acquired franchise restaurants generated approximately $0.3 million and $0.8 million in franchise royalties in Q3 2006 and 2006 YTD, respectively.  As these restaurants are now company-owned, royalties related to these restaurants will no longer be earned post-acquisition.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.2% in Q3 2007 from 35.1% in Q3 2006 and decreased to 35.0% in 2007 YTD from 35.1% in 2006 YTD.  The increase in Q3 2007 was primarily attributable to higher dairy costs, offset by the impact of menu price increases as discussed above.  The decrease in 2007 YTD was primarily attributable to the impact of menu price increases as discussed above, partially offset by higher dairy costs.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, increased to 28.7% in Q3 2007 from 27.8% in Q3 2006 and to 28.2% in 2007 YTD from 27.6% in 2006 YTD.  These increases were primarily attributable to higher average hourly wage rates resulting from several state-mandated increases in minimum and tip wage rates during 2007 and restaurants opened in 2007 YTD as we generally incur higher labor costs during the first few months after the opening of a new restaurant.  Additionally, due to changes in our claims development history based on our most recent quarterly actuarial analysis received at the end of Q3 2007, workers’ compensation expense increased in Q3 2007 by $0.1 million as compared to a decrease in Q3 2006 by $0.6 million.  These increases were partially offset by the impact of menu price increases as discussed above and lower share-based compensation expense.  Our labor costs will continue to be pressured by federal and state-mandated increases in minimum and tip wage rates.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, decreased to 1.6% in Q3 2007 from 1.8% in Q3 2006 and to 1.6% in 2007 YTD from 1.7% in 2006 YTD due to sales growth in the respective periods.

Restaurant Other Operating Expenses.  Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.9% in Q3 2007 from 16.1% in Q3 2006 and to 16.0% in 2007 YTD from 16.1% in 2006 YTD.  For Q3 2007 and 2007 YTD, a decrease in equipment rent and lower managing partner and market partner bonuses, as a percentage of restaurant sales, were partially offset by a reduction in the impact of favorable general liability insurance claims experience.

Equipment rent decreased 0.4% and 0.3%, as a percentage of restaurant sales, in Q3 2007 and 2007 YTD, respectively, due to our discontinuance of leasing arrangements for restaurant equipment packages.  Managing partner and market partner bonuses are lower, as a percentage of restaurant sales, due to higher costs.  During Q3 2007, a $0.7 million adjustment made to general liability insurance expense due to favorable general liability claims experience based on our most recent quarterly actuarial analysis was lower than a $1.3 million adjustment made in Q3 2006.

Restaurant Pre-opening Expenses.   Pre-opening expenses decreased to $2.6 million in Q3 2007 from $2.9 million in Q3 2006 and increased to $9.3 million in 2007 YTD from $8.8 million in 2006 YTD.  Pre-opening expenses in Q3 2007 were relatively unchanged compared to Q3 2006 as the number of restaurants being opened and/or near the same stages in the development pipeline were comparable.  The increase in 2007 YTD was primarily due to seven more restaurants being opened in 2007 YTD compared to 2006 YTD.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of revenue, increased to 4.2% in Q3 2007 from 3.8% in Q3 2006 and increased to 4.0% in 2007 YTD from 3.5% in 2006 YTD. These increases were related to capital spending on new restaurants.

General and Administrative Expenses.  G&A decreased to 5.0% of revenue in Q3 2007 from 5.3% of revenue in Q3 2006 and decreased in 2007 YTD to 5.4% of revenue from 5.8% of revenue in 2006 YTD.  The decrease in Q3 2007 was primarily due to leveraging of the base business and lower share-based compensation costs, partially offset by the $0.5 million charge in Q3 2007 relating to the acquisitions of nine franchise restaurants.  The decrease in 2007 YTD was primarily due to leveraging of the base business and lower share-based compensation costs.

Interest Expense, Net.   Interest expense increased to $0.8 million in Q3 2007 from $0.1 million in Q3 2006 and increased to $1.4 million in 2007 YTD from $0.5 million 2006 YTD.  The increase in Q3 2007 was primarily due to increased borrowings under our credit facility, partially offset by an increase in interest income.  The increase in 2007 YTD was primarily due to increased borrowings under our credit facility, partially offset by an increase in capitalized interest, an increase in interest income, the payoff of certain installment loans in the first quarter of fiscal 2006 and the prepayment penalties of $0.1 million associated with those loans.

In conjunction with our acquisitions of nine franchise restaurants on June 27, 2007 for an aggregate purchase price of approximately $22.6 million, we acquired land and buildings leased by seven of the nine franchisees from parties related to those franchisees for an aggregate price of approximately $12.1 million.  The purchase price for all transactions was paid in cash, funded through borrowings under our credit facility.  We expect our interest expense for fiscal 2007 to increase as a result of these borrowings.

Income Tax Expense.   Our effective tax rate increased slightly to 35.4% in Q3 2007 from 35.3% in Q3 2006 and decreased in 2007 YTD to 35.8% from 37.6% in 2006 YTD.  The increase in Q3 2007 was primarily due to an increase in state income tax rates, lower tax credits and an increase in the non-deductible portion of certain incentive stock options, partially offset by a decrease in the non-deductible portion of certain costs.  The decrease in the rate for 2007 YTD was primarily due to higher tax credits, the non-deductibility of a $0.8 million charge related to franchise acquisitions in the first quarter of fiscal 2006 and a decrease in the non-deductible portion of certain incentive stock options relating to share-based compensation costs, partially offset by an increase in state income tax rates.  We expect the effective tax rate to be approximately 35.8% for fiscal 2007.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
	September 25, 2007	September 26, 2006

Net cash provided by operating activities	$48,070	$39,357
Net cash used in investing activities	(109,216)	(78,135)
Net cash provided by financing activities	42,698	19,081

Net decrease in cash	$(18,448)	$(19,697)

Net cash provided by operating activities was $48.1 million in 2007 YTD compared to $39.4 million in 2006 YTD.  The increase was driven by higher net income and depreciation, partially offset by higher gift card redemptions, changes in other working capital and lower share-based compensation costs.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital.  Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $109.2 million in 2007 YTD compared to $78.1 million in 2006 YTD.  The increase was primarily because we spent $19.8 million more in 2007 YTD than in 2006 YTD in conjunction with the acquisitions of franchise restaurants.  In 2006 YTD, we issued shares of Class A Common Stock for a portion of the franchise acquisitions purchase price.  In addition, during 2007 YTD we have incurred higher capital expenditures resulting from the opening of more restaurants.

In Q3 2007, we completed the acquisitions of nine franchise restaurants for an aggregate purchase price of approximately $22.6 million, and the land and buildings leased by seven of the nine franchisees from parties related to those franchisees for an aggregate purchase price of approximately $12.1 million.  In conjunction with these acquisitions, we borrowed $36.0 million under our credit facility primarily to fund the purchase price.  See note 8 to the condensed consolidated financial statements.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 25, 2007, there were 101 restaurants developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2007, we expect our capital expenditures to be approximately $100.0 million to $110.0 million, excluding any cash used for franchise acquisitions, substantially all of which will relate to planned restaurant openings. We continue to evaluate opportunities to acquire franchise restaurants under terms which would create value for us and our stockholders.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Net cash provided by financing activities was $42.7 million in 2007 YTD as compared to net cash provided by financing activities of $19.1 million in 2006 YTD.  The increase was primarily due to a $26.0 million increase in proceeds from our credit facility, partially offset by lower proceeds from the exercise of stock options.  The increase in borrowings was due to the $36.0 million borrowed in the current year in conjunction with the acquisitions of nine franchise restaurants and the related land and buildings associated with seven of the nine restaurants in Q3 2007.  The decrease in proceeds from the exercise of stock options is due to fewer shares being exercised during 2007 YTD.

In 2007 YTD, we paid distributions of $0.9 million to equity holders of five of our majority-owned company restaurants.  Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business.

On May 31, 2007, we amended and restated our existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank. The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on our leverage ratio.   The weighted-average interest rate for the revolver at September 25, 2007 and December 26, 2006 was 6.07% and 6.08%, respectively.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The new credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.   We are currently in compliance with such covenants.

At September 25, 2007, we had $71.0 million of outstanding borrowings under our credit facility and $176.0 million of availability net of $3.0 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $3.3 million with interest rates ranging from 4.35% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at September 25, 2007 was 6.24%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 25, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$74,268	$239	$493	$71,573	$1,963
Capital lease obligations	588	56	133	165	234
Interest (1)	2,224	376	662	528	658
Operating lease obligations	122,725	14,886	22,882	23,080	61,877
Capital obligations	85,365	85,365	—	—	—
Total contractual obligations	$285,170	$100,922	$24,170	$95,346	$64,732

(1)          Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of September 25, 2007 for our variable rate debt. Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in Note 3 of the Condensed Consolidated Financial Statements, can fluctuate daily.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At September 25, 2007, there was $71.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over the London Interbank Offered Rate.   Our various other notes payable totaled $3.3 million at September 25, 2007 and had fixed rates ranging from 4.35% to 10.80%.  Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.7 million.

Many of the products and the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility.  There are no established fixed price markets for certain commodities such as produce and cheese, and we are subject to prevailing market conditions when purchasing those types of commodities.  For others commodities, we employ various purchasing and pricing contract techniques in an effort to minimize volatility, including fixed price contracts for terms of one year or less and negotiating prices with vendors with reference to fluctuating market prices.  We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices, or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

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

On March 26, 2007, a civil case styled as a class action complaint titled Nicole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 (“Ehrheart”), Case Number CA 07-54, was filed against us in the United States District Court for the Western District of Pennsylvania Erie Division.  The case alleges liability under the Fair and Accurate Credit Transactions Act (“FACTA”) based on the alleged practice of unlawfully including more information than is permitted on the electronically printed credit or debit card receipts provided to customers.  The plaintiff seeks monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice.  Statutory damages range from $100 to $1,000 for each willful violation.  We have filed an answer to the complaint denying the material allegations of the complaint; discovery has not yet begun.

On July 20, 2007, a civil case styled as a class action complaint titled Mario Aliano v. Texas Roadhouse Holdings LLC, Texas Roadhouse, Inc. and Does 1-10 (“Aliano”), Case Number 07cv4108, was filed against us in the United States District Court for the Northern District of Illinois Eastern Division.  The case alleges liability under FACTA.  The plaintiff seeks statutory damages of $100 to $1,000 per violation, attorneys’ fees, litigation expenses and costs.  We have filed an answer to the complaint denying the material allegations of the complaint; discovery has not yet begun.

We believe we have meritorious defenses to the Ehrheart and Aliano claims, and we intend to vigorously defend against the claims, including the plaintiffs’ efforts to certify a nationwide class action.  We believe that neither case will have a material adverse effect on the Company’s business and its consolidated financial position, results of operation and cash flows.  However, if either court both granted class action status and imposed statutory penalties, the resolution of the case would likely have a material adverse effect on our business and our consolidated financial position, results of operation and cash flows.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: November 2, 2007	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: November 2, 2007	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)