Form 10-K
period 2007-12-25
Texas Roadhouse, Inc.
filed 2008-02-25
CIK 1289460

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2007
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
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒.

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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 26, 2007 was $662,456,263 based on the closing stock price of $12.65. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding. The market value calculation was determined using the closing stock price of our Class A common stock on the Nasdaq Global Select Market.

         The number of shares of Class A and Class B common stock outstanding were 69,639,963 and 5,265,376, respectively, on February 15, 2008.

         Portions of the registrant's definitive Proxy Statement for the registrant's 2008 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 25, 2007, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

  •
  our ability to raise capital in the future;

  •
  our ability to successfully execute our growth strategy;

  •
  our ability to successfully open new restaurants, acquire franchise restaurants or execute other strategic transactions;

  •
  our ability to integrate the franchise or other restaurants which we acquire or develop;

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

  •
  increasing competition in the restaurant industry;

  •
  our ability to successfully expand into new domestic and international markets;

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

        Other risks, uncertainties and factors, including those discussed under "Risk Factors," could cause our actual results to differ materially from those projected in any forward-looking statements we make.

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

General Development of Business

        Texas Roadhouse is a growing, moderately priced, full-service, casual dining restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 25, 2007, there were 285 Texas Roadhouse restaurants operating in 44 states. We owned and operated 204 restaurants in 39 states and franchised and licensed an additional 81 restaurants in 23 states.

        Over the past five years, the total number of Texas Roadhouse company and franchise restaurants increased from 142 restaurants as of the end of 2002 to 285 restaurants as of the end of 2007, representing a 15.0% compounded annual growth rate. Over the same period, our revenue increased from $232.8 million to $735.1 million, our income from operations increased from $26.3 million to $63.2 million, and our net income increased from $17.0 million to $39.3 million, representing compounded annual growth rates of 25.9%, 19.2% and 18.3%, respectively.

Financial Information about Operating Segments

        As of December 25, 2007, we operated 204 Texas Roadhouse restaurants, each as a single operating segment, and franchised and licensed an additional 81 restaurants. The restaurants operate exclusively in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment.

Narrative Description of Business

        Texas Roadhouse is a full-service, casual dining restaurant chain. We offer an assortment of specially seasoned and aged steaks hand-cut daily on the premises and cooked to order over open gas-fired grills. In addition to steaks, we also offer our guests a selection of ribs, fish, seafood, chicken, pork chops and vegetable plates, and an assortment of hamburgers, salads and sandwiches. The majority of our entrées include two made-from-scratch side items, and we offer all our guests a free unlimited supply of roasted in-shell peanuts and made-from-scratch yeast rolls.

        The operating strategy that underlies the growth of our concept is built on the following key components:

  •
  Offering performance-based manager compensation.  We offer a performance-based compensation program to our restaurant managers and area managers, who are called "managing partners" and "market partners," respectively. Each of these partners earns a base salary plus a performance bonus, which represents a percentage of their respective restaurant's pre-tax net income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.

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

  •
  Offering attractive price points.  We offer our food and beverages at moderate price points that are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest's budget and value expectations. For example, our steak entrées, which include the choice of two side items, generally range from $8.99 for our 6-ounce sirloin to $19.99 for our 18-ounce T-bone. The per guest average check for the restaurants we owned and operated in 2007 was approximately $14.75. Per person average check represents restaurant sales divided by the number of guests served. We considered each sale of an entrée to be a single guest served. Our per guest average check is highly influenced by our weekday dinner only focus.

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

Unit Prototype and Economics

        We designed our prototype Texas Roadhouse restaurant to provide a relaxed atmosphere and maximize restaurant sales. The Texas Roadhouse prototypical restaurant consists of a freestanding building with approximately 6,300 to 7,200 square feet of space constructed on sites of approximately 1.7 to 2.0 acres, with seating at approximately 56 tables for a total of 239 guests, including 15 bar seats, and parking for approximately 150 automobiles. Our current prototype is adaptable to in-line locations such as spaces within an enclosed mall or a shopping center.

        The total cash cost of developing the current prototype Texas Roadhouse restaurant in which we own the land is approximately $3.5 to $4.5 million or $3.1 to $4.1 million excluding pre-opening costs. This cost includes approximately $0.7 million to $1.5 million for land, approximately $1.2 million to $1.8 million for building and site construction, approximately $0.8 million for furniture, fixtures, signage and equipment and approximately $0.4 million for pre-opening costs. When we lease the land, the total cash cost of developing our prototype restaurant is between $2.5 million and $3.5 million including pre-opening costs or $2.0 to $2.6 million excluding pre-opening costs. As of December 25, 2007, we owned 110 properties and leased 94 properties.

        Our average unit volume for 2007 was $4.0 million. The time required for a new restaurant to reach a steady level of cash flow is approximately three to six months.

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

Existing Restaurant Locations

        As of December 25, 2007, we had 204 company restaurants and 81 franchise restaurants in 44 states as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	3	—	3
Arizona	7	—	7
Arkansas	1	—	1
California	—	3	3
Colorado	11	1	12
Connecticut	3	—	3
Delaware	2	—	2
Florida	2	5	7
Georgia	2	7	9
Idaho	3	—	3
Illinois	6	2	8
Indiana	11	8	19
Iowa	5	—	5
Kansas	2	1	3
Kentucky	6	3	9
Louisiana	5	1	6
Maine	1	—	1
Maryland	1	4	5
Massachusetts	5	1	6
Michigan	7	3	10
Minnesota	1	—	1
Mississippi	1	—	1
Missouri	3	2	5
Montana	—	1	1
Nebraska	—	1	1
New Hampshire	2	—	2
New Jersey	1	—	1
New Mexico	2	—	2
New York	4	—	4
North Carolina	11	—	11

North Dakota	2	1	3
Ohio	14	4	18
Oklahoma	5	—	5
Pennsylvania	12	5	17
Rhode Island	1	—	1
South Carolina	—	6	6
South Dakota	1	—	1
Tennessee	—	13	13
Texas	41	4	45
Utah	4	—	4
Virginia	7	—	7
West Virginia	1	2	3
Wisconsin	7	3	10
Wyoming	1	—	1

Total	204	81	285

Food

        Menu.    Texas Roadhouse restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. Our dinner entrée prices generally range from $7.99 to $19.99. We offer a broad assortment of specially seasoned and aged steaks, including 6, 8, 11 and 16 oz. Sirloins; 10, 12 and 16 oz. Rib-eyes; 6 and 8 oz. Filets; Prime Rib; and T-Bones, most of which are hand-cut daily on the premises and cooked over open gas-fired grills. We also offer our guests a selection of fish, seafood, chicken, pork chops, ribs and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include made-from-scratch yeast rolls and most include two of the following made-from-scratch sides: baked potato, sweet potato, steak fries, mashed potatoes, house or Caesar salad, green beans, chili, seasoned rice, baked beans and steamed vegetables. Our menu allows guests to customize their meals by ordering steaks that are "smothered" either in cheese, onions, gravy or mushrooms and baked potatoes "loaded" with cheese and bacon. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Chicken Critters®" (chicken tenders). We also provide a "12 & Under" menu for children that includes a sirloin steak, rib basket, Jr. Chicken Critters, cheeseburger, hot dog and macaroni and cheese, all served with a beverage at prices generally between $2.99 and $6.99.

        Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer. Managing partners are encouraged to tailor their beer selection to include regional brands and microbrews. We serve a selection of major brands of liquor and wine as well as frozen margaritas. Alcoholic beverages accounted for 11.4% of restaurant sales at Texas Roadhouse in fiscal 2007.

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

        We employ a team of product coaches whose sole function is to provide continual, hands-on training and education to the kitchen staff in all Texas Roadhouse restaurants for the purpose of assuring uniform adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. The team currently consists of over 25 product coaches, each handling an average of ten restaurants system-wide. We expect to maintain a comparable ratio of product coaches to restaurants as we continue to grow.

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

        Food and supplies are ordered by, and shipped directly to, the restaurants, as we do not maintain a central product warehouse or commissary. Most food products used in the operation of our restaurants are distributed to individual restaurants through an independent national distribution company. We strive to qualify more than one supplier for all key food items and believe that beef of comparable quality as well as all other essential food and beverage products are available, upon short notice, from alternative qualified suppliers.

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

        Each product coach is required to perform a sanitation audit on two restaurants each month and send the results to our Quality Assurance/Food Safety department for review. To reinforce the importance of food safety, Texas Roadhouse has printed all HAACP (Hazard Analysis and Critical Points) in bold type on each recipe. In addition, several of our product coaches have obtained or are in the process of obtaining their food safety professional designation.

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

        Atmosphere.    The atmosphere of Texas Roadhouse restaurants is intended to appeal to broad segments of the population, children, families, couples, adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere, featuring an exterior of rough-hewn cedar siding and corrugated metal. The interiors feature pine floors and stained concrete and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display-cooking grill and a meat cooler displaying fresh cut steaks, and may wait for seating in either a spacious, comfortable waiting area or a southwestern style bar. While waiting for a table, guests can enjoy complimentary roasted in-shell peanuts and watch as cooks prepare steaks and other entrées on the gas-fired grills. Immediately upon being seated at a table, guests can enjoy made-from-scratch yeast rolls along with roasted in-shell peanuts.

People

        Management and Employees.    Each of our restaurants is generally staffed with one managing partner, one kitchen manager and one service manager, and, in many cases, one or more additional assistant managers and/or key employees. The managing partner of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant and is responsible for maintaining the standards of quality and performance established by us. We use market partners to supervise the operation of our restaurants including the continuing development of each restaurant's management team. Through regular visits to the restaurants, the market partners ensure adherence to all aspects of our concept, strategy and standards of quality. To further assure adherence to our standards of quality and to achieve uniform execution throughout the system, we employ product coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food quality. The attentive service and high quality food, which results from each restaurant having a managing partner, two to three managers and the hands-on assistance of a product coach, are critical to our success.

        Training and Development.    All restaurant employees are required to complete varying degrees of training before and during employment. Our detailed training program emphasizes our operating strategy, procedures and standards and is conducted individually at Texas Roadhouse restaurants and in groups in Louisville, Kentucky.

        Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum four to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management team members are required to complete a comprehensive 16-week training program, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by either the market partner, product coach or a training manager.

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

        In-restaurant Marketing.    A significant portion of our marketing fund is spent in communicating with our guests while they are in our restaurants through point of purchase materials. We believe special promotions such as Valentine's Day and Mother's Day drive significant repeat business. Also, our eight week holiday gift card campaign is one of our most significant promotions. In addition, our mascot, "Andy Armadillo®", provides our guests with a familiar and easily identifiable face.

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

        Advertising.    Although our restaurant concept is not media driven, to build brand awareness we spend a limited amount of our marketing dollars on various advertising channels, including billboard, print, radio and television. These advertisements are designed to reflect "Legendary Food, Legendary Service®" as well as our fun and welcoming restaurant environment.

Restaurant Franchise Arrangements

        Franchise Restaurants.    As of December 25, 2007, we had 20 franchisees that operated 81 restaurants in 23 states. Franchise rights are granted for specific restaurants, and we do not grant any rights to develop a territory. Approximately 70% of our franchise restaurants are operated by eight franchisees. No franchisee operates more than 15 restaurants.

        Our standard franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of franchise agreement requires the franchisee to pay a royalty fee of 4.0% of gross sales. The royalty fee varies depending on when the agreements were entered into and range from 2.0% of gross sales to the current 4.0% fee. "Gross sales" means the total selling price of all services and products related to the restaurant. Gross sales do not include:

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

        Management Services.    We provide management services to 18 of the franchise restaurants in which we or our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services through outside sources on a pass-through cost basis. We also provide restaurant employees on a pass-through cost basis to three franchise restaurants in which we or our founder have an ownership interest. In addition, we receive a monthly fee from two franchise restaurants for providing payroll and accounting services.

Management Information Systems and Restaurant Reporting

        All of our company restaurants use computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to generate reports showing daily, weekly and period-to-date numbers on a company-wide, regional or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provide a detailed analysis of sales and costs, and which are compared both to the restaurant-prepared reports and to prior periods. We have satellite technology at the restaurant level, which serves as a high-speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processor.

Competition

        According to the National Restaurant Association, or NRA, restaurant industry sales in 2008 will represent approximately 4% of the United States' gross domestic product. The NRA also forecasts that restaurant industry sales will reach $558 billion and will encompass approximately 945,000 restaurants.

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

        In 2007, the sale of alcoholic beverages accounted for 11.4% of our restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

        Our restaurant operations are also subject to federal and state laws governing such matters as the minimum hourly wage, minimum tipped wage, unemployment tax rates, sales tax and similar matters, over which we have no control. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage (which currently is $5.85 per hour) or federal tipped wage (which currently is $2.13 per hour). In addition, numerous states in which we operate have passed legislation governing the applicable state minimum hourly and/or tipped wage. Further planned and unplanned increases in federal and/or state minimum hourly and tipped wages will increase our labor costs.

Seasonality

        Our business is subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter and summer months of each year.

Employees

        As of December 25, 2007, we employed approximately 23,000 people, of whom 287 were executive and administrative personnel, 893 were restaurant management personnel and the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

        Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	52	Chairman of the Company, Director
G.J. Hart	50	President, Chief Executive Officer, Director
Steven L. Ortiz	50	Chief Operating Officer
Scott M. Colosi	43	Chief Financial Officer
Sheila C. Brown	55	General Counsel, Corporate Secretary

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

        Scott M. Colosi.    Mr. Colosi has served as our Chief Financial Officer since September 2002. From 1992 until September 2002, Mr. Colosi was employed by YUM! Brands, Inc., owner of the A&W, KFC, Pizza Hut, Long John Silver's and Taco Bell brands. During this time, Mr. Colosi served in various financial positions and, immediately prior to joining us, was Director of Investor Relations. Mr. Colosi has 20 years of experience in the restaurant industry.

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

  •
  weather and acts of God.

        Once opened, we anticipate that our new restaurants will generally take several months to reach planned operating levels due to start-up inefficiencies typically associated with new restaurants. We cannot assure you that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants. Our ability to operate new restaurants profitably will depend on numerous factors, including those discussed above impacting our average unit volumes and comparable restaurant sales, some of which are beyond our control, including, but not limited to, the following:

  •
  competition;

  •
  consumer acceptance of our restaurants in new domestic or international markets;

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

  •
  labor availability and costs for hourly and management personnel including mandated changes in federal and/or state minimum and tip wage rates or health benefits;

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

  •
  expansion to new domestic or international markets;

  •
  adverse weather conditions which impact guest traffic at our restaurants;

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

        We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including the Texas Roadhouse® name and logo, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees. Our inability to register or protect our marks and other proprietary rights in foreign jurisdictions could adversely affect our competitive position in international markets.

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

        The development of our business may require significant additional capital in the future to, among other things, fund our operations and growth strategy. We have historically relied upon bank financing and private sales of equity interests in certain restaurants to fund our operations. Going forward, we will continue to rely on bank financing and also may seek access the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our outstanding debt. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

Our existing credit facility limits our ability to incur additional debt.

        The lenders' obligation to extend credit under the facility depends on our maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. If we are unable to maintain these ratios, we would be unable to obtain additional financing under this facility. The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.

        We have also entered into other loan agreements with other lenders to finance various restaurants which impose financial covenants that are less restrictive than those imposed by our existing credit facility. A default under these loan agreements could result in a default under our existing credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 25, 2007, we were in compliance with all of our lenders' covenants.

The acquisition of existing restaurants from our franchisees and licensees and other strategic transactions may have unanticipated consequences that could harm our business and our financial condition.

        We have previously announced our intention to opportunistically acquire existing restaurants from our franchisees or licensees. Additionally, from time to time, we evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and obtain appropriate financing. Any acquisition or future development that we pursue, whether or not successfully completed, may involve risks, including:

  •
  material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

  •
  risks associated with entering into domestic or international markets or conducting operations where we have no or limited prior experience;

  •
  risks inherent in accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates, and our ability to achieve projected economic and operating synergies; and

  •
  the diversion of management's attention from other business concerns.

        Future acquisitions of existing restaurants from our franchisees or licensees or other strategic partners, which may be accomplished through a cash purchase transaction, the issuance of shares of our Class A common stock or a combination of both, could have a dilutive impact on holders of our Class A common stock, and result in the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other tangible and intangible assets, any of which could harm our business and financial condition. The development of additional concepts and/or the entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically. Development rates for newer brands may differ significantly as there is increased risk in the development of a new restaurant concept or system.

Approximately 20% of our company restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

        As of December 25, 2007, we operated a total of 41 company restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

Our expansion into new domestic and/or international markets may present increased risks due to our unfamiliarity with the area.

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

        Our success depends, in part, upon the popularity of our food products. Shifts in consumer preferences away from our restaurants or cuisine, particularly beef, would harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our business, results of operations, financial condition or liquidity.

Our success depends on our ability to compete with many food service businesses.

        The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of taste, quality and price of products offered, guest service, atmosphere, location and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the casual dining segment of the restaurant industry better than we can. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees.

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

We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a moderately priced product, we may not seek to or be able to pass along price increases to our guests. Also, if we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests' menu item selections.

        We currently purchase the majority of our beef from three of the largest beef suppliers in the country under annual contracts. If any of these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

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

        Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally. In recent years there has been negative publicity concerning e-coli, hepatitis A, "mad cow," "foot-and-mouth" disease and "bird flu." This negative publicity, as well as any other negative publicity concerning food products we serve, may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the negative publicity by changing our concept or our menu, we may lose guests who do not prefer the new concept or menu, and may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Our business could be adversely affected by increased labor costs or labor shortages.

        Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, increased minimum and tip wage or employee benefits costs or otherwise, would adversely impact our operating expenses. Numerous states have enacted legislation resulting in tip and minimum wage increases as well as pre-determined future increases. We anticipate that additional legislation will be enacted in future periods. Our operating expenses will be adversely affected to the extent that we are not able to offset these costs. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff, to keep pace with our growth strategy. If we are unable to do so, our results of operations may be adversely affected.

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

        In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tip wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements and sales taxes. A number of factors could adversely affect our operating results, including:

  •
  additional government-imposed increases in minimum and/or tipped wages, overtime pay, paid leaves of absence and mandated health benefits;

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

Complaints or litigation may hurt us.

        Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered as a result of a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state laws regarding consumer, workplace and employment matters, discrimination and similar matters, or we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our business, results of operations, financial condition or liquidity. Further, adverse publicity resulting from these allegations may materially adversely affect us and our restaurants.

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

        Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions include, among other things, elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings and "blank check" preferred stock. Blank check preferred stock enables our Board of Directors, without approval of the Class A stockholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board of directors may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board of Directors may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their Class A common stock.

        The Delaware General Corporation Law prohibits us from engaging in "business combinations" with "interested shareholders" (with some exceptions) unless such transaction is approved in a prescribed manner. The existence of this provision could have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging attempts that might result in a premium over the market price for our Class A common stock.

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

        As of February 15, 2008, our founder and chairman, W. Kent Taylor, beneficially owned all of our outstanding shares of Class B common stock and 13,411,716 shares of Class A common stock, representing approximately 54% of our voting power. As a result, Mr. Taylor has the ability to control our management and affairs and the outcome of all matters requiring stockholder approval, including the election and removal of our entire Board of Directors, and any merger, consolidation or sale of all or substantially all of our assets. The Class B common stock has ten votes per share, while Class A common stock has one vote per share. While this dual-class structure is in effect, Mr. Taylor is able to control all matters submitted to our stockholders even if in the future he were to own significantly less than 50% of the equity of our company. This concentrated control could discourage others from initiating any potential merger takeover or other change of control transaction that may otherwise be beneficial to our businesses. As a result, the market price of Class A common stock could be adversely affected.

Our founder and chairman controls our company and his interests may differ from your interests.

        As a result of W. Kent Taylor's controlling interests in our company as described above, Mr. Taylor is able to exercise a controlling influence over our business and affairs and to unilaterally determine the outcome of any matter submitted to a vote of our stockholders. Mr. Taylor's interests in our company may differ from the interests of our other stockholders, and Mr. Taylor could take actions or make decisions that are not in the best interests of our stockholders.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

Properties

        Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 25, 2007, we leased 64,506 square feet. Our leases expire between March 31, 2014 and December 31, 2020. We have rights to expand our leased space as additional space in the building becomes available. We have an option to renew the leases for an additional five years. Of the

204 company restaurants in operation as of December 25, 2007, we owned 110 locations and leased 94 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	—	3
Arizona	5	2	7
Arkansas	—	1	1
Colorado	7	4	11
Connecticut	—	3	3
Delaware	1	1	2
Florida	1	1	2
Georgia	2	—	2
Idaho	1	2	3
Illinois	2	4	6
Indiana	7	4	11
Iowa	2	3	5
Kansas	2	—	2
Kentucky	4	2	6
Louisiana	1	4	5
Maine	—	1	1
Maryland	—	1	1
Massachusetts	1	4	5
Michigan	3	4	7
Minnesota	1	—	1
Mississippi	1	—	1
Missouri	2	1	3
New Hampshire	2	—	2
New Jersey	—	1	1
New Mexico	1	1	2
New York	2	2	4
North Carolina	4	7	11
North Dakota	—	2	2
Ohio	10	4	14
Oklahoma	2	3	5
Pennsylvania	3	9	12
Rhode Island	—	1	1
South Dakota	1	—	1
Texas	31	10	41
Utah	—	4	4
Virginia	3	4	7
West Virginia	1	—	1
Wisconsin	3	4	7
Wyoming	1	—	1

Total	110	94	204

        Additional information concerning our properties and leasing arrangements is included in note 2(p) and note 7 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

        Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including "slip and fall' accidents, employment related claims and claims from guests or employees alleging illness, injury or food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not party to any litigation that we believe would have a material adverse effect on our business.

        On March 26, 2007, a civil case styled as a class action complaint titled Nicole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 ("Ehrheart"), Case Number CA 07-54, was filed against us in the United States District Court for the Western District of Pennsylvania Erie Division. The case alleges liability under the Fair and Accurate Credit Transactions Act ("FACTA") based on the alleged practice of unlawfully including more information than is permitted on the electronically printed credit or debit card receipts provided to customers. The plaintiff seeks monetary damages, including statutory damages, punitive damages, costs and attorneys' fees, and a permanent injunction against the alleged unlawful practice. Statutory damages range from $100 to $1,000 for each willful violation. We have filed an answer to the complaint denying the material allegations of the complaint. Discovery has not yet begun, however, because various motions that will affect the venue in which the case is heard have not yet been resolved.

        On July 20, 2007, a civil case styled as a class action complaint titled Mario Aliano v. Texas Roadhouse Holdings LLC and Does 1-10 ("Aliano"), Case Number 07cv4108, was filed against us in the United States District Court for the Northern District of Illinois Eastern Division. The case alleges liability under FACTA. The plaintiff seeks statutory damages of $100 to $1,000 per violation, attorney's fees, litigation expenses and costs. We have filed an answer to the complaint denying the material allegations of the complaint. Discovery has not yet begun, however, because various motions that will affect the venue in which the case is heard have not yet been resolved.

        We believe we have meritorious defenses to the Ehrheart and Aliano claims, and we intend to vigorously defend against the claims, including the plaintiffs' efforts to certify a nationwide class action. We believe that neither case will have a material adverse effect on our business and our consolidated financial position, results of operations or cash flows. However, if either court both granted class action status and imposed statutory penalties, the resolution of the case would be likely to have a material adverse effect on our business and our consolidated financial position, results of operation and cash flows.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. The quarterly high and low closing prices of our Class A common stock by quarter were as follows:

	High	Low
Year ended December 25, 2007
First Quarter	$16.02	$12.59
Second Quarter	$15.63	$12.60
Third Quarter	$13.85	$11.62
Fourth Quarter	$13.18	$10.64
Year ended December 26, 2006
First Quarter	$16.90	$13.80
Second Quarter	$17.09	$12.66
Third Quarter	$13.84	$9.74
Fourth Quarter	$14.76	$12.28

        The number of holders of record of our Class A common stock as of February 15, 2008 was 314. The number of holders of record of our Class B common stock as of February 15, 2008 was one. There is no established trading market for our Class B common stock.

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

        As of December 25, 2007, shares of Class A common stock authorized for issuance under our equity compensation plan are summarized in the following table. The number of shares to be issued upon exercise includes 36,000 shares of restricted Class A common stock which have been issued but which are subject to forfeiture. The weighted-average option exercise price is for stock options only, as the restricted stock has no exercise price. See note 13 to the Consolidated Financial Statements for a description of the plan.

Plan Category	Shares to Be Issued Upon Exercise	Weighted-Average Option Exercise Price	Shares Available for Future Grants
Plan approved by stockholders	7,392,978	$9.11	4,451,639
Plans not approved by stockholders	—	—	—

Total	7,392,978	$9.11	4,451,639

  Unregistered Sales of Equity Securities

        There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

  Issuer Repurchases of Securities

        During the year ended December 25, 2007, there were no repurchases made by us or on our behalf, or by any "affiliated purchaser," of shares of our Class A common stock.

        On February 14, 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $25.0 million of our Class A common stock. Under this program we may repurchase outstanding shares from time to time in open market transactions during the two-year period ending February 14, 2010. The timing and the amount of any repurchases will be determined by our management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

  Stock Performance Graph

        The following graph sets forth cumulative total return experienced by holders of the Company's Class A common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the period ended December 24, 2007, the last trading day of our fiscal year. The graph assumes the values of the investment in our Class A common stock and each index was $100 on October 5, 2004, the first trading day of our stock, and the reinvestment of all dividends paid during the period of the securities comprising the indices.

  Note:
  The stock performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since October 5, 2004
Among Texas Roadhouse, Inc., the Russell 3000 Index, and the Russell 3000 Restaurant Index

	10/5/04	12/28/04	12/27/05	12/26/06	12/24/07
Texas Roadhouse, Inc.	$100.00	$130.01	$140.96	$118.17	$100.80
Russell 3000	$100.00	$107.80	$112.97	$127.54	$134.55
Russell 3000 Restaurant	$100.00	$118.55	$123.23	$142.81	$149.83

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

        We derived the selected consolidated financial data as of and for the years 2007, 2006, 2005 and 2004 from our audited consolidated financial statements. The 2004 financial data give effect to the combination of our operations under Texas Roadhouse, Inc., a "C" corporation, and the closing of the Company's initial public offering, both of which occurred on October 8, 2004. The 2004 financial data also give effect to an income tax provision for the period after October 8, 2004 and include an adjustment to establish a deferred tax liability related to the $5.0 million excess of the reported amounts of the Company's assets and liabilities over the tax basis of those assets and liabilities at October 8, 2004.

        The selected consolidated financial data as of and for the year 2003 and from December 31, 2003 through October 8, 2004 were derived from our audited consolidated financial statements and present the consolidated operations of Texas Roadhouse Holdings LLC and its wholly-owned and majority-owned restaurants, Texas Roadhouse Development Corporation, Texas Roadhouse Management Corp., WKT Restaurant Corp., and nine franchise restaurants, all of which were entities under the common control of Mr. Taylor. The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 week accounting period for quarterly reporting purposes. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$724,372	$586,557	$448,341	$354,190	$279,519
Franchise royalties and fees	10,717	10,574	10,443	8,821	6,934

Total revenue	735,089	597,131	458,784	363,011	286,453

Income from operations(1)	63,213	54,369	47,296	38,682	34,258
Income before taxes	60,501	53,390	46,614	28,860	23,143
Provision for income taxes(2)	21,176	19,381	16,292	7,159	—

Net income	$39,325	$34,009	$30,322	$21,701	$23,143

				Pro forma
Historical net income				$21,701	$23,143
Pro forma provision for income taxes(3)				7,869	8,379
Net income adjusted for pro forma provision for income taxes				13,832	14,764
Net income per common share:
Basic	$0.53	$0.46	$0.44	$0.27	$0.31

Diluted	$0.51	$0.44	$0.42	$0.24	$0.30

Weighted average shares outstanding(4):
Basic	74,611	73,876	68,677	51,890	46,880

Diluted	76,832	76,520	72,565	56,514	49,544

	Fiscal Year
	2007	2006	2005	2004	2003
	($ in thousands)
Consolidated Balance Sheet Data:
Total assets	$546,029	$452,588	$312,593	$275,854	$148,193
Long-term debt and obligations under capital leases, net of current maturities	66,482	35,362	6,881	13,531	57,168
Total liabilities	176,264	132,209	80,367	101,944	104,606
Minority interest	2,384	1,305	651	699	5,685
Total stockholders' equity(5)	367,381	319,074	231,575	173,211	37,902

Selected Operating Data:
Company restaurants:
Number open at end of period	204	163	127	107	87
Average unit volumes(6)	$3,976	$3,967	$3,891	$3,679	$3,401
Comparable restaurant sales growth(7)	1.4%	3.5%	5.6%	7.6%	3.4%
Net cash provided by operating activities	$76,567	$79,744	$64,384	$57,275	$42,158
Net cash used in investing activities	$(134,532)	$(109,845)	$(61,021)	$(49,735)	$(26,524)
Net cash provided by (used in) financing activities	$35,745	$34,898	$(20,611)	$32,967	$(17,722)

(1)
Effective December 28, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), and changed our method of accounting for share-based payments. See note 13 to the Consolidated Financial Statements.

(2)
Until October 8, 2004, we operated as a limited liability company and were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf and there is no provision for income taxes prior to October 8, 2004 in our consolidated financial statements.

  Our results for the year ended December 28, 2004 include a cumulative net deferred income tax provision of $5.0 million. As a result of our conversion from a nontaxable limited liability company to a taxable "C" corporation as of our October 8, 2004 initial public offering, and in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we established the beginning balances in our deferred tax assets and liabilities. Our net deferred tax liabilities are comprised primarily of differences in depreciation which were previously expensed for income tax purposes, but had not yet been expensed for financial reporting purposes. Such amounts were required to be recognized through the income tax provision in the period of the change in our tax status.

  Our effective tax rate is determined based on estimates of pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. Our actual effective tax rate for 2007 was 35.0%, comprised of a combined state tax rate of 3.7% and effective federal rate of 31.3%. Our actual effective tax rate for 2006 was 36.3%, comprised of a combined state tax rate of 3.1% and an effective federal rate of 33.2%. Our actual effective tax rate for 2005 was 34.9%, comprised of a combined state tax rate of 3.1% and an effective federal rate of 31.8%. Our actual effective tax rate for October 8, 2004 through December 28, 2004 was 33.6%, excluding the $5.0 million deferred tax charge discussed above, comprised of a combined state tax rate of 3.4% and an effective federal rate of 30.2%.

(3)
The pro forma provision for income taxes gives effect to our reorganization as a "C" corporation. The adjustment is based upon the information shown in the table below. The combined state tax rate is our estimate of the average state tax rate we would have incurred based on the mix and volume of business we do in the states and the relevant apportionment factors for those states.

  The combined federal and state tax rates shown below give effect to the deductibility of state taxes at the federal level and tip tax credits from 2003 through October 7, 2004.

	2004	2003
Effective federal tax rate	31.6%	32.5%
Combined state tax rate	3.3%	3.7%
Combined effective federal and state tax rate	34.9%	36.2%
(4)
See note 11 to the Consolidated Financial Statements.

(5)
See note 10 to the Consolidated Financial Statements.

(6)
Average unit volume represents the average annual restaurant sales for all company restaurants open for a full six months before the beginning of the period measured. For comparative purposes, average unit volume of company-owned restaurants for 2006 in the table above were adjusted to reflect the restaurant sales of the nine franchise restaurants acquired on June 27, 2007.

(7)
Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

        Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. The first Texas Roadhouse restaurant opened in Clarksville, Indiana in February 1993. As of December 25, 2007, there were 285 Texas Roadhouse restaurants operating in 44 states, including:

  •
  204 "company restaurants," of which 197 were wholly-owned and seven were majority-owned. The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Minority interest" in our consolidated statements of income.

  •
  81 "franchise restaurants," of which 78 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 18 franchise restaurants. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as two additional franchise restaurants in which we have no ownership interest.

        We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in five of the seven majority-owned company restaurants and (ii) 63 of the franchise restaurants.

Presentation of Financial and Operating Data

        We operate on a fiscal year that ends on the last Tuesday in December. Fiscal years 2007, 2006 and 2005 were 52 weeks in length. Our quarters are 13 weeks in length. Fiscal year 2008 will be 53 weeks in length and, as such, the fourth quarter of fiscal year 2008 will be 14 weeks in length.

Public Offerings

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

Long-term Strategies to Grow Earnings Per Share

        Our long-term strategies with respect to increasing net income and earnings per share include the following:

        Expanding Our Restaurant Base.    We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing markets and new domestic or international markets. We will remain focused primarily on mid-sized markets where we believe there exists a significant demand for our restaurants because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. Restaurants that we owned and operated for the full six months before the beginning of 2007 generated average unit volumes of $4.0 million for 2007. Our average cash investment to develop and open a new restaurant, including the cost of land and pre-opening expenses, is approximately $3.5 million to $4.5 million. When we lease the land, the total cash cost of developing our prototype restaurant is between $2.5 million and $3.5 million. Our ability to expand our restaurant base is influenced by factors beyond our control and therefore we may not be able to achieve our anticipated growth. See "Forward-looking Statements."

        We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. We may, also, look to acquire franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.

        Maintaining and/or Improving Restaurant Level Profitability.    We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management.

        Leveraging Our Scalable Infrastructure.    Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing and operations. As a result, we believe that our general and administrative costs will increase at a slower growth rate than our revenue.

Key Operating Personnel

        Key personnel who have a significant impact on the performance of our restaurants include managing and market partners. Each company restaurant has one managing partner who serves as the general manager. Market partners can provide supervisory services for up to 12 to 15 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. The managing partner of each company restaurant and their corresponding market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing and market partners includes a base salary plus a percentage of the pre-tax net income of the restaurant(s) they operate or supervise. Managing and market partners are eligible to participate in our equity incentive plan and are required to make deposits of $25,000 and $50,000, respectively, which can be used towards the payments of the exercise price of outstanding and vested stock options and/or the estimated tax liability due upon the vesting of any restricted stock unit award.

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

        Comparable Restaurant Sales Growth.    Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period. Comparable restaurant sales growth can be generated by an increase in guest traffic counts and/or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

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

        Franchise Royalties and Fees.    Franchisees typically pay a $40,000 initial franchise fee for each new restaurant and a franchise renewal fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in the amount of 2.0% to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our franchisees.

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

        Restaurant Rent Expense.    Restaurant rent expense includes all rent associated with the leasing of operating real estate and includes base, percentage and straight-line rent expense.

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

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses ("D&A") includes the depreciation of fixed assets and amortization of intangibles with definite lives.

        Impairment costs.    Impairment costs include any impairment of long-lived assets associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset.

        General and Administrative Expenses.    General and administrative expenses ("G&A") are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. Supervision and accounting fees received from certain franchise restaurants and license restaurants are offset against G&A. G&A also includes share-based compensation expense related to executive officers, support center employees and market partners.

        Interest Expense, Net.    Interest expense includes the cost of our debt obligations including the amortization of loan fees, reduced by interest income and capitalized interest. Interest income includes earnings on cash and cash equivalents.

        Minority Interest.    Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants. Our consolidated subsidiaries at December 25, 2007 included eight majority-owned restaurants, seven of which were open and one of which was under construction. Our consolidated subsidiaries at December 26, 2006 included five majority-owned restaurants, all of which were open. Our consolidated subsidiaries at December 27, 2005 included four majority-owned restaurants, three of which were open.

        Equity Income from Unconsolidated Affiliates.    As of December 25, 2007 and December 26, 2006, we owned 5.0% to 10.0% equity interest in 18 franchise restaurants. At December 27, 2005, we owned 5% to 10% equity interest in 16 franchise restaurants. Also, at December 27, 2005, we also owned 1%

equity interest in one franchise restaurant. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

	Results of Operations
	Fiscal Year
	2007		2006		2005
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	724,372	98.5	586,557	98.2	448,341	97.7
Franchise royalties and fees	10,717	1.5	10,574	1.8	10,443	2.3

Total revenue	735,089	100.0	597,131	100.0	458,784	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	255,060	35.2	205,615	35.1	158,004	35.2
Labor	205,780	28.4	162,610	27.7	122,090	27.2
Rent	11,735	1.6	10,052	1.7	8,397	1.9
Other operating	116,258	16.0	95,536	16.3	75,106	16.8
(As a percentage of total revenue)
Pre-opening	12,741	1.7	12,508	2.1	8,092	1.8
Depreciation and amortization	30,446	4.1	21,357	3.6	14,582	3.2
Impairment	1,721	0.2	481	0.1	—	—
General and administrative	38,135	5.2	34,603	5.8	25,217	5.5

Total costs and expenses	671,876	91.4	542,762	90.9	411,488	89.7
Income from operations	63,213	8.6	54,369	9.1	47,296	10.3
Interest expense, net	2,295	(0.3)	645	(0.1)	263	(0.1)
Minority interest	711	(0.1)	585	(0.1)	549	(0.1)
Equity income from investments in unconsolidated affiliates	(294)	0.0	(251)	0.0	(130)	0.0

Income before taxes	60,501	8.2	53,390	8.9	46,614	10.2
Provision for income taxes	21,176	2.9	19,381	3.2	16,292	3.6

Net income	39,325	5.3	34,009	5.7	30,322	6.6

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 28, 2004	107	86	193
Openings	20	8	28
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at December 27, 2005	127	94	221
Openings	25	5	30
Acquisitions (Dispositions)	11	(11)	—
Closures	—	—	—

Balance at December 26, 2006	163	88	251
Openings	32	2	34
Acquisitions (Dispositions)	9	(9)	—
Closures	—	—	—

Balance at December 25, 2007	204	81	285

Restaurant Sales

        Restaurant sales increased by 23.5% in 2007 as compared to 2006. This increase was primarily attributable to the opening of new restaurants, the acquisitions of nine franchise restaurants on June 27, 2007 and comparable restaurant sales growth. Restaurant sales increased by 30.8% in 2006 as compared to 2005. This increase was primarily attributable to the opening of new restaurants, the acquisitions of 11 franchise restaurants on the first day of fiscal 2006 and comparable restaurant sales growth.

        The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	2007	2006	2005
Company Restaurants
Store weeks	9,499	7,648	5,984
Comparable restaurant sales growth	1.4%	3.5%	5.6%
Average unit volumes (in thousands)	$3,976	$3,967	$3,891

        The 2007 amounts in the table above include the impact of increased menu pricing of approximately 0.8% implemented in October 2006 and approximately 2% implemented in phases starting in December 2006 through February 2007. The October 2006 menu price increase was principally driven by industry wide increases in commodity costs, while the most recent increase was principally driven by increases in minimum and tip wages which took effect in numerous states at the beginning of 2007. The 2006 amounts in the table above include the impact of increased menu pricing of approximately 1.0% and 0.8% implemented in January 2006 and October 2006, respectively. In January 2008 we increased menu prices by approximately 1.1% in response to continued inflationary pressures. We will continue to evaluate the need for and test further menu price increases as we assess the current inflationary environment.

        On June 27, 2007, we acquired nine franchise restaurants. These acquisitions were slightly accretive to fiscal 2007 diluted earnings per share as we had only six months of operating results and we recorded a pre-tax, acquisition-related charge of $0.5 million during the third quarter of fiscal 2007, in accordance with Emerging Issues Task Force ("EITF") Issue 04-1, Accounting for Preexisting

Relationships between the Parties to a Business Combination ("EITF 04-1") as discussed in note 3 to the Consolidated Financial Statements. On an on-going annual basis, we estimate these acquisitions will be accretive to diluted earnings per share by approximately $0.015. In fiscal 2007, restaurant sales included $16.4 million from the nine acquired franchise restaurants, as these restaurants were acquired at the beginning of third quarter of 2007. For comparative purposes, average unit volume for 2006 in the table above was adjusted to reflect restaurant sales of the nine acquired franchise restaurants as part of company-owned restaurants average unit volume.

        On December 28, 2005, we acquired 11 franchise restaurants. These acquisitions were accretive to 2006 diluted earnings per share by approximately $0.02 prior to any acquisition-related charges. We recorded a charge of $0.8 million on the first quarter 2006 acquisitions as discussed in note 3 to the Consolidated Financial Statements.

        In 2008, we plan to open approximately 30 additional company restaurants. We have either begun construction or have sites currently under contract for purchase or lease for all of these restaurants. In addition, we will continue to evaluate opportunities for acquiring additional franchise restaurants in 2008.

Franchise Royalties and Fees

        Franchise royalties and fees increased by $0.1 million, or by 1.4%, from 2006 to 2007. This increase was primarily attributable to the impact of the opening of new franchise restaurants in the latter half of fiscal 2006 and during fiscal 2007 and increasing royalty rates in conjunction with the renewal of certain franchise agreements, offset by the loss of royalties associated with the nine acquired franchise restaurants on June 27, 2007. These acquired franchise restaurants generated approximately $0.6 million and $1.1 million in franchise royalties in fiscal 2007 and fiscal 2006, respectively. Franchise comparable restaurant sales growth was 0.8% in 2007. Franchise restaurant count activity is shown in the restaurant unit activity table above. In 2008, we expect that our franchisees will open one to two new franchise restaurants.

        Franchise royalties and fees increased by $0.1 million, or by 1.3%, from 2005 to 2006. This increase was primarily attributable to the opening of new franchise restaurants and comparable restaurant sales growth of 2.7%, offset by the impact of our acquisitions of 11 franchise restaurants on December 28, 2005. These acquired franchise restaurants generated approximately $1.3 million in franchise royalties in 2005. Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales

        Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.2% in 2007 from 35.1% in 2006. This increase was primarily attributable to higher dairy and bread mix costs, partially offset by menu price increases discussed above. We expect to face continued inflationary pressures in commodity costs in 2008, which may or may not be offset by additional menu price adjustments.

        Restaurant cost of sales, as a percentage of restaurant sales, decreased to 35.1% in 2006 from 35.2% in 2005. This decrease was primarily due to menu price increases discussed above, partially offset by higher commodity costs, principally produce costs.

Restaurant Labor Expenses

        Restaurant labor expenses, as a percentage of restaurant sales, increased to 28.4% in 2007 from 27.7% in 2006. This increase was primarily attributable to higher average hourly wage rates resulting from several state-mandated increases in minimum and tip wage rates during 2007 and restaurants opened in fiscal 2007 as we generally incur higher labor costs during the first few months after the opening of a new restaurant, partially offset by the impact of menu price increases as discussed above and lower share-based compensation expense. We anticipate our labor costs will continue to be pressured by inflation, which is caused by federal and state-mandated increases in minimum and tip wage rates, among other things. These increases in costs may or may not be offset by additional menu price adjustments.

        Restaurant labor expenses, as a percentage of restaurant sales, increased to 27.7% in 2006 from 27.2% in 2005. This increase was primarily due to the expensing of stock options in conjunction with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), at the beginning of fiscal 2006, offset by a reduction in our workers' compensation insurance expense. We recorded share-based compensation expense of $2.9 million (0.5% as a percentage of restaurant sales) in 2006, as discussed in note 2 to the Consolidated Financial Statements. Our workers' compensation insurance expense decreased 0.1% as a percentage of restaurant sales in 2006 due to more favorable claims experience. The remaining increase is primarily due to restaurants opened in 2006 as we generally incur higher labor costs during the first few months after the opening of a new restaurant, partially offset by the percentage of sales benefit generated from comparable restaurant sales growth.

Restaurant Rent Expense

        Restaurant rent expense, as a percentage of restaurant sales, decreased to 1.6% in 2007 from 1.7% in 2006 which was a decrease from 1.9% in 2005. The slight decrease in 2007 was primarily due to the benefit generated from comparable restaurant sales growth, while the decrease in 2006 was due to the impact associated with the 11 acquired franchise restaurants (eight of the 11 acquired franchise restaurants are on owned properties) and the benefit generated from comparable restaurant sales growth.

Restaurant Other Operating Expenses

        Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.0% in 2007 from 16.3% in 2006. This decrease was primarily due to a decrease in equipment rent and lower managing and market partner bonuses, as a percentage of restaurant sales, partially offset by higher credit card fees and less favorable general liability insurance claims experience. Equipment rent decreased 0.3%, as a percentage of restaurant sales, in fiscal 2007 due to our discontinuance of leasing arrangements for restaurant equipment packages. Managing and market partner bonuses were lower, as a percentage of restaurant sales, due to lower profitability. The increase in credit card fees resulted from the increased use of credit and debit cards as a percentage of restaurant transactions. Our general liability claims experience for the policy year ended September 30, 2007, though favorable, was not as favorable as for the prior year policy period.

        Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.3% in 2006 from 16.8% in 2005. This decrease was primarily due to lower insurance costs, equipment rent, credit card fees and the sales benefit generated from comparable restaurant sales growth. General liability insurance expense decreased 0.1%, as a percentage of restaurant sales, due to more favorable claims experience, while credit cards fees were 0.1% lower, as a percentage of restaurant sales, than in 2005 due to a $0.8 million pre-tax, non-cash charge to credit card fees in the third quarter of 2005 to recognize an accounting policy change. Additionally, equipment rent decreased 0.1%, as a percentage of restaurant sales, due to us no longer utilizing leasing arrangements to finance equipment packages on new stores.

Restaurant Pre-opening Expenses

        Pre-opening expenses in 2007 increased slightly to $12.7 million from $12.5 million in 2006. This increase was primarily due to seven more restaurants being opened in fiscal 2007 compared to fiscal 2006. Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

        Pre-opening expenses in 2006 increased to $12.5 million from $8.1 million in 2005. This increase was primarily due to substantially more restaurants being in the development pipeline in fiscal 2006 versus fiscal 2005. Additionally, we opened 25 restaurants in fiscal 2006 compared to 20 restaurants in fiscal 2005. We incurred additional pre-opening expense in fiscal 2006 of $0.4 million related to expensing rental costs associated with the construction of new restaurants as required by Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, as discussed in note 2 to the Consolidated Financial Statements.

Depreciation and Amortization Expenses

        D&A, as a percentage of revenue, increased to 4.1% in 2007 from 3.6% in 2006 which was an increase from 3.2% in 2005. This increase was primarily related to capital spending on new restaurants.

Impairments

        Impairments increased in 2007 to $1.7 million (0.2% of revenue) from $0.5 million (0.1% of revenue) in 2006. No impairment costs were recorded in 2005. Impairment costs of $1.7 million in 2007 were incurred in conjunction with our 2007 impairment analysis during which the carrying value of one underperforming restaurant was reduced to its estimated fair value. The impairment costs of $0.5 million in 2006 were incurred in conjunction with the planned relocation of two restaurant sites in 2007. Prior to 2007, these costs were recorded in Other Operating Expenses.

General and Administrative Expenses

        G&A decreased in 2007 to 5.2% of revenue from 5.8% of revenue in 2006. This decrease was primarily due to leveraging of the base business and lower share-based compensation costs.

        G&A increased in 2006 to 5.8% of revenue from 5.5% of revenue in 2005. This increase was primarily due to the adoption of SFAS 123R and the application of EITF 04-1, offset by the leveraging of other G&A costs as our system continues to grow. In 2006, we recorded share-based compensation expense of $3.3 million (0.5% of revenue) in conjunction with the adoption of SFAS 123R, as discussed in note 2 to the Consolidated Financial Statements, and a charge of $0.8 million (0.1% of revenue) in conjunction with the application of EITF 04-1 relating to the acquisition of the 11 franchise restaurants in the first quarter of 2006, as discussed in note 3 to the Consolidated Financial Statements.

Interest Expense, Net

        Net interest expense increased to $2.3 million in 2007 from $0.6 million in 2006. This increase was primarily due to increased borrowings under our credit facility, partially offset by an increase in interest income, the payoff of certain installment loans in the first quarter of fiscal 2006 and the prepayment penalties of $0.1 million associated with these loans. The increased borrowings under our credit facility primarily resulted from the acquisitions of nine franchise restaurants on June 27, 2007.

        Net interest expense increased to $0.6 million in 2006 from $0.3 million in 2005. Interest expense in 2005 included interest income of $0.6 million. This increase was primarily due to increased borrowings under our credit facility, offset by increased capitalized interest. Borrowings under our credit facility increased as a result of us acquiring the land and buildings leased by eight of the 11 franchise restaurants acquired on December 28, 2005 and increased capital expenditures relating to new restaurants.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Our effective tax rate for 2007 decreased to 35.0% from 36.3% in 2006. This decrease in the rate was primarily due to higher tax credits, the non-deductibility of a $0.8 million charge related to franchise acquisitions in the first quarter of fiscal 2006 and a decrease in the non-deductible portion of certain incentive stock options relating to share-based compensation costs, partially offset by an increase in state income tax rates. We expect the effective tax rate to be approximately 35.0% for fiscal 2008.

        Our effective tax rate for 2006 increased to 36.3% from 34.9% in 2005. This increase was due to the non-deductibility of certain incentive stock options in accordance with SFAS 123R and the charge relating to the application of EITF 04-1, partially offset by higher federal tax credits.

Liquidity and Capital Resources

        The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year
	2007	2006	2005
	(in thousands)
Net cash provided by operating activities	$76,567	$79,744	$64,384
Net cash used in investing activities	(134,532)	(109,845)	(61,021)
Net cash provided by (used in) financing activities	35,745	34,898	(20,611)

Net (decrease) increase in cash	$(22,220)	$4,797	$(17,248)

        Net cash provided by operating activities was $76.6 million in 2007 which was lower than $79.7 million in 2006 primarily due to a $9.5 million increase in accounts receivable due to the timing of credit card settlements as fiscal year 2007 ended on a bank holiday. Additionally, increases in other liabilities and income taxes payable were partially offset by higher net income and depreciation. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth. Net cash provided by operating activities was $79.7 million in 2006 compared to $64.4 million in 2005. This increase was driven by changes in net income, depreciation and amortization and share-based compensation expense.

        Net cash used in investing activities was $134.5 million in 2007 compared to $109.8 million in 2006. This increase was primarily due to the $33.2 million use of cash associated with the acquisitions of the nine franchise restaurants in the third quarter of 2007, as compared to the $13.3 million use of cash associated with acquisitions in 2006, and an increase in capital spending associated with new restaurant development. The $33.2 million use of cash included $22.8 million of cash paid in consideration of the nine franchise restaurants and $12.1 million for the acquisitions of land and buildings previously leased by seven of the nine franchise restaurants acquired on the same date, offset by $1.4 million of acquired cash from the franchise restaurants and $0.5 million related to the application of EITF 04-1. Net cash used in investing activities was $109.8 million in 2006 compared to $61.0 million in 2005. The increase was primarily due to an increase in capital spending associated with new restaurant development and the $13.3 million use of cash associated with the acquisitions of the 11 franchise restaurants in the first quarter of 2006. The $13.3 million net use of cash included $15.6 million for the acquisitions of land and buildings previously leased by eight of the 11 franchise restaurants acquired on the same date and $2.1 million of cash paid in partial consideration for ten of the 11 franchise restaurants, offset by $3.8 million of acquired cash from the franchise restaurants and $0.8 million related to the application of EITF 04-1.

        We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisitions of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 25, 2007, there were 110 restaurants developed on land which we owned.

        Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2008, we expect our capital expenditures to be $100.0 to $110.0 million, excluding franchise acquisitions, substantially all of which will relate to planned restaurant openings. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

        Net cash provided by financing activities was $35.7 million in 2007 compared to $34.9 million in 2006. This increase was primarily due to an increase in net borrowings of $3.0 million under our credit facility to fund capital expenditures, offset by a decrease in excess tax benefits from share-based compensation recognized in accordance with SFAS 123R of $2.0 million. Net cash used in financing activities was $34.9 million in 2006 compared to net cash provided by financing activities of $20.6 million in 2005. This increase was due primarily to net borrowings of $30.0 million under our credit facility to fund capital expenditures and the acquisition of franchise restaurants, excess tax benefits from share-based compensation recognized in accordance with SFAS 123R of $3.8 million and the payment of distributions of $31.2 million in 2005, offset by net proceeds from our secondary offering in 2005 of $11.0 million. In 2005, $31.2 million of distributions was paid to members of our predecessor company, Texas Roadhouse Holdings LLC, in redemption of its preferred shares related to its income for periods prior to and through October 8, 2004.

        On July 5, 2005, we issued 700,000 shares as part of a follow-on Class A common stock offering and received net offering proceeds of approximately $11.0 million, net of $1.2 million of offering expenses. In conjunction with the offering, we paid off $4.0 million of borrowings under our then existing credit facility, with the remaining proceeds used to fund development of new restaurants and for general corporate purposes.

        In 2007 and 2006, we paid distributions of $1.1 million and $0.8 million to equity holders of five of our majority-owned company restaurants, respectively. In 2005, we paid distributions of $0.7 million to equity holders of our three majority-owned company restaurants. Currently, our intent is to retain future earnings, if any, primarily to finance the future development and operation of our business.

        On May 31, 2007, we amended and restated our five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank. The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012. The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on our leverage ratio. The weighted-average interest rate for the revolver at December 25, 2007 was 5.73%. The lenders' obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ration of 3.00 to 1.00. The new credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness that would prevent us from complying with our financial covenants. We are currently in compliance with such covenants.

        At December 25, 2007, we had $63.0 million of outstanding borrowings under our credit facility and $183.4 million of availability net of $3.6 million of outstanding letters of credit. In addition, we had various other notes payable totaling $3.2 million with interest rates ranging from 4.35% to 10.80%. Each of these notes relate to the financing of specific restaurants. Our total weighted average effective interest rate at December 25, 2007 was 5.93%.

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

        On February 14, 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $25.0 million of our Class A common stock. Under this program, we may repurchase outstanding shares from time to time in open market transactions during the two-year period ending February 14, 2010. The timing and the amount of any repurchases will be determined by our management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

Contractual Obligations

        The following table summarizes the amount of payments due under specified contractual obligations as of December 25, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$66,210	$244	$496	$63,587	1,883
Capital lease obligations	574	58	137	169	210
Interest(1)	2,128	369	647	509	603
Operating lease obligations	124,392	12,329	24,053	24,167	63,843
Capital obligations	89,572	89,572	—	—	—

Total contractual obligations(2)	$282,876	$102,572	$25,333	$88,432	$66,539

(1)
Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations. Uses interest rates as of December 25, 2007 for our variable rate debt. Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 4 of the Consolidated Financial Statements, can fluctuate daily.

(2)
This amount excludes $0.7 million of unrecognized tax benefits under Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48").

        The Company has no material minimum purchase commitments with its vendors that extend beyond a year. See notes 4 and 8 to the Consolidated Financial Statements for details of contractual obligations.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). On December 14, 2007, the FASB issued proposed FASB Staff Position 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. This proposed staff position partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective as of the beginning of the Company's 2008 fiscal year. The Company does not expect the impact of the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact SFAS 141R will have on any future business combinations it enters into.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial position, results or operations or cash flows.

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

        Share-based Employee Compensation.    Effective with the first quarter of 2006, we account for share-based compensation in accordance with SFAS 123R. As required by SFAS 123R, share-based compensation expense is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See note 13 in the Consolidated Financial Statements for further discussion of share-based employee compensation.

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

        Based on our analysis and projected continued negative cash flow at one of our existing restaurants, we recorded an impairment of $1.7 million in 2007 with respect to one underperforming restaurant. The Company recorded an impairment loss of $0.5 million in 2006 with respect to two restaurants that were approved to relocate to better sites in their respective markets. One of these restaurants opened at its new site in January 2007 and the other one opened at its new site in September 2007. We concluded that no other impairment charge was necessary as a result of our impairment evaluations for 2007, 2006 and 2005.

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

        The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use the assumptions from our strategic plan for items such as sales growth and operating costs. If our assumptions used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. We concluded that no goodwill impairment charge was required for 2007, 2006 and 2005.

        Insurance Reserves.    We self-insure a significant portion of expected losses under our workers compensation, general liability and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed below:

Workers compensation	$250,000
General liability	$100,000
Property	$25,000

        We record a liability for unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based on estimates provided by a third party administrator and actuary. Our estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0% at December 25, 2007 resulting in a discount of $0.2 million. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by an immaterial amount. We also monitor actuarial observations of historical claim development for the industry. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

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

        Uncertain tax positions are accounted for under FIN 48. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

Effects of Inflation

        We do not believe inflation has had a significant effect on our operations during the past several years as we generally have been able to substantially offset increases in our restaurant and operating costs resulting from inflation by altering our menu, increasing menu prices or making other adjustments. Whether we are able and/or choose to continue offsetting the effects of inflation will determine to what, if any, extent inflation affects our operations in future periods.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At December 25, 2007, there was $63.0 million in outstanding borrowings under our revolving line of credit, which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over the London Interbank Offered Rate ("LIBOR"). We had various other notes payable totaling $3.2 million with fixed interest rates ranging from 4.35% to 10.80%. Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.6 million.

        Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. There are no established fixed price markets for certain commodities such as produce and cheese, and we are subject to prevailing market conditions when purchasing those types of commodities. For other commodities, we employ various purchasing and pricing contract techniques in an effort to minimize volatility, including fixed price contracts for terms of one year or less and negotiating prices with vendors with reference to fluctuating market prices. We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

        We are subject to business risk as our beef supply is highly dependent upon three vendors. If any of these vendors were unable to fulfill its obligations under its contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

        See Index to Consolidated Financial Statements at Item 15.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of December 25, 2007.

Changes in internal control

        During the fourth quarter of 2007, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company's internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company's internal control over financial reporting is effective.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2007.

        KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 25, 2007 as stated in their report at F-2.

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 11, 2008.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 11, 2008.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 11, 2008.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 11, 2008.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 11, 2008.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1. Consolidated Financial Statements

Description	Page Number in Report
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 25, 2007 and December 26, 2006	F-3
Consolidated Statements of Income for the years ended December 25, 2007, December 26, 2006 and December 27, 2005	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 25, 2007, December 26, 2006 and December 27, 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 25, 2007, December 26, 2006 and December 27, 2005	F-6
Notes to Consolidated Financial Statements	F-7

2.  Financial Statement Schedules

        Omitted due to inapplicability or because required information is shown in the Company's Consolidated Financial Statements or notes thereto.

3.  Exhibits

Exhibit No.		Description
2.1		Master Transaction Agreement, dated as of May 7, 2004, among Registrant and others (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259) )
3.1		Form of Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
3.2		Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
4.1
Registration Rights Agreement, dated as of May 7, 2004, among Registrant and others (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.1	*	Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Registrant (File No. 333-121241))
10.2
Amended and Restated Office Lease Agreement (One Paragon Centre), dated as of August 15, 2003, by and between Paragon Centre Associates, LLC and Texas Roadhouse Holdings LLC, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.3		Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.4
Form of Limited Partnership Agreement and Operating Agreement for company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.5
Lease Agreement dated as of November 1999, by and between TEAS II, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.6
Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.7
Updated schedule as of December 25, 2007 of the owners of company-managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as set forth at Exhibit 10.4 of this Form 10-K
10.8
Updated schedule as of December 25, 2007 of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as set forth at Exhibit 10.6 of this Form 10-K
10.9
Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2006) (File No. 000-50972))
10.10
First Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated December 18, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 26, 2006) (File No. 000-50972))
10.11
Amended and Restated Credit Agreement, dated as of May 31, 2007, by and among Texas Roadhouse, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 6, 2007 (File No. 000-50972))
10.12
Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 2007) (File No. 000-50972))
10.13
Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 2007) (File No. 000-50972))
10.14	*	Employment Agreement between Registrant and G.J. Hart effective December 26, 2007
10.15	*	Employment Agreement between Registrant and Scott M. Colosi effective December 26, 2007

10.16	*	Employment Agreement between Registrant and Steven L. Ortiz effective December 26, 2007
10.17	*	Employment Agreement between Registrant and W. Kent Taylor effective December 26, 2007
10.18	*	Employment Agreement between Registrant and Sheila C. Brown effective December 26, 2007
10.19	*	Form of Restricted Stock Unit Award Agreement
10.20	*
Information concerning the potential bonuses to be paid to each of the named executive officers under the Registrant's bonus incentive program (incorporated by reference to the Registrant's Current Reports on Forms 8-K dated January 16, 2008 and February 20, 2008 (File No. 000-50972))
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

TEXAS ROADHOUSE, INC.
By:	/s/ G.J. HART G.J. HART President, Chief Executive Officer, Director Date: February 25, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. KENT TAYLOR W. Kent Taylor	Chairman of the Company, Director	February 25, 2008
/s/ G.J. HART G.J. Hart	President, Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2008
/s/ SCOTT M. COLOSI Scott M. Colosi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2008
/s/ GREGORY N. MOORE Gregory N. Moore	Director	February 25, 2008
/s/ MARTIN T. HART Martin T. Hart	Director	February 25, 2008
/s/ JAMES F. PARKER James F. Parker	Director	February 25, 2008

/s/ JAMES R. RAMSEY James R. Ramsey	Director	February 25, 2008
/s/ JAMES R. ZARLEY James R. Zarley	Director	February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 25, 2007 and December 26, 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 25, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 25, 2007 and December 26, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, effective December 28, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and changed its method of accounting for share-based payments.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Roadhouse, Inc.'s internal control over financial reporting as of December 25, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited Texas Roadhouse, Inc.'s internal control over financial reporting as of December 25, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Roadhouse Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Texas Roadhouse Inc.'s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Texas Roadhouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 25, 2007 and December 26, 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 25, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky
February 25, 2008

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 25, 2007	December 26, 2006
Assets
Current assets:
Cash and cash equivalents	$11,564	$33,784
Receivables, net of allowance for doubtful accounts of $8 in 2007 and $69 in 2006	18,303	8,299
Inventories, net	7,277	6,436
Prepaid expenses	3,646	2,920
Deferred tax assets	841	1,066

Total current assets	41,631	52,505

Property and equipment, net	390,378	305,731
Goodwill	101,856	86,649
Intangible asset, net	8,414	4,880
Other assets	3,750	2,823

Total assets	$546,029	$452,588

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$302	$653
Accounts payable	23,716	18,794
Deferred revenue—gift certificates	32,088	26,205
Accrued wages	14,561	12,653
Income tax payable	721	3,725
Accrued taxes and licenses	6,439	6,726
Other accrued liabilities	10,432	8,139

Total current liabilities	88,259	76,895

Long-term debt and obligations under capital leases, excluding current maturities	66,482	35,362
Stock option deposits	4,916	4,102
Deferred rent	7,472	5,829
Deferred tax liabilities	4,900	7,823
Other liabilities	4,235	2,198

Total liabilities	176,264	132,209
Minority interest in consolidated subsidiaries	2,384	1,305
Stockholders' equity
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares outstanding or issued)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 69,582,602 and 69,002,925 shares issued and outstanding at December 25, 2007 and December 26, 2006, respectively)	70	69
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	264,234	255,253
Retained earnings	103,072	63,747

Total stockholders' equity	367,381	319,074

Total liabilities and stockholders' equity	$546,029	$452,588

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 25, 2007	December 26, 2006	December 27, 2005
Revenue:
Restaurant sales	$724,372	$586,557	$448,341
Franchise royalties and fees	10,717	10,574	10,443

Total revenue	735,089	597,131	458,784

Costs and expenses:
Restaurant operating costs:
Cost of sales	255,060	205,615	158,004
Labor	205,780	162,610	122,090
Rent	11,735	10,052	8,397
Other operating	116,258	95,536	75,106
Pre-opening	12,741	12,508	8,092
Depreciation and amortization	30,446	21,357	14,582
Impairment	1,721	481	—
General and administrative	38,135	34,603	25,217

Total costs and expenses	671,876	542,762	411,488

Income from operations	63,213	54,369	47,296
Interest expense, net	2,295	645	263
Minority interest	711	585	549
Equity income from investments in unconsolidated affiliates	(294)	(251)	(130)

Income before taxes	$60,501	$53,390	$46,614
Provision for income taxes	21,176	19,381	16,292

Net income	$39,325	$34,009	$30,322

Net income per common share:
Basic	$0.53	$0.46	$0.44

Diluted	$0.51	$0.44	$0.42

Weighted average shares outstanding:
Basic	74,611	73,876	68,677

Diluted	76,832	76,520	72,565

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(in thousands, except share data)

	Class A		Class B
					Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Shares	Par Value				Total
Balance, December 28, 2004	61,856,680	$62	5,265,376	$5	$173,621	$(584)	$107	$173,211
Comprehensive income:
Realized gain on derivatives, net of tax	—	—	—	—	—	—	(107)	(107)
Unrealized gain on available for sale securities	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	30,322	—	30,322
Total comprehensive income								30,218
Shares issued under stock option plan including tax effects	2,710,975	3	—	—	16,850	—	—	16,853
Minority interest liquidation adjustments	—	—	—	—	327	—	—	327
Issuance of Class A Common Stock in follow-on offering	700,000	—	—	—	12,163	—	—	12,163
Follow-on offering expenses	—	—	—	—	(1,197)	—	—	(1,197)

Balance, December 27, 2005	65,267,655	$65	5,265,376	$5	$201,764	$29,738	$3	$231,575

Comprehensive income:
Realized gain on derivatives, net of tax	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	—	34,009	—	34,009
Total comprehensive income								34,006
Issuance of Class A Common Stock in acquisition	2,478,531	3	—	—	39,235	—	—	39,238
Shares issued under stock option plan including tax effects	1,256,739	1	—	—	8,043	—	—	8,044
Share-based compensation expense	—	—	—	—	6,211	—	—	6,211

Balance, December 26, 2006	69,002,925	$69	5,265,376	$5	$255,253	$63,747	$—	$319,074

Net income	—	—	—	—	—	39,325	—	39,325
Shares issued under stock option plan including tax effects	579,677	1	—	—	4,116	—	—	4,117
Minority interest liquidation adjustments	—	—	—	—	123	—	—	123
Share-based compensation expense	—	—	—	—	4,742	—	—	4,742

Balance, December 25, 2007	69,582,602	$70	5,265,376	$5	$264,234	$103,072	$—	$367,381

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 25, 2007	December 26, 2006	December 27, 2005
Cash flows from operating activities:
Net income	$39,325	$34,009	$30,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,446	21,357	14,582
Deferred income taxes	(2,698)	(679)	(24)
Impairment and loss on disposition of assets	2,376	729	219
Minority interest	711	585	549
Equity income from investments in unconsolidated affiliates	(294)	(251)	(130)
Distributions received from investments in unconsolidated affiliates	359	309	263
Provision for doubtful accounts	(61)	—	45
Share-based compensation expense	4,742	6,211	—
Changes in operating working capital:
Receivables	(9,923)	1,360	(3,519)
Inventories	(610)	(243)	(724)
Prepaid expenses and other current assets	(584)	(611)	393
Other assets	(534)	(16)	(453)
Accounts payable	4,377	1,379	5,322
Deferred revenue—gift certificates	5,230	5,006	4,679
Accrued wages	1,440	3,107	1,935
Income tax benefit from exercise of stock options	—	—	10,759
Excess tax benefits from share-based compensation	(1,786)	(3,767)	—
Prepaid income taxes and income taxes payable	(1,218)	9,358	(2,410)
Accrued taxes and licenses	(399)	2,778	(629)
Other accrued liabilities	2,006	603	2,048
Deferred rent	1,625	1,157	721
Other liabilities	2,037	(2,637)	436

Net cash provided by operating activities	76,567	79,744	64,384

Cash flows from investing activities:
Capital expenditures—property and equipment	(101,923)	(97,926)	(61,043)
Proceeds from sale of property and equipment, including insurance proceeds	613	1,362	22
Acquisition of franchise restaurants, net of cash acquired	(33,222)	(13,281)	—

Net cash used in investing activities	(134,532)	(109,845)	(61,021)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	33,000	30,000	—
Proceeds from minority interest contributions and other	1,605	737	89
Distributions to minority interest holders	(1,100)	(794)	(636)
Excess tax benefits from share-based compensation	1,786	3,767	—
Repayment of stock option deposits	—	(412)	(230)
Proceeds from stock option deposits	1,073	1,514	1,331
Principal payments on long-term debt	(2,178)	(3,656)	(6,532)
Principal payments on capital lease obligations	(53)	(139)	(203)
Payments for debt issuance costs	(459)	—	—
Proceeds from exercise of stock options	2,071	3,881	5,780
Proceeds from follow-on offering, net of offering costs	—	—	10,966
Distributions to members	—	—	(31,176)

Net cash provided by (used in) financing activities	35,745	34,898	(20,611)

Net (decrease) increase in cash	(22,220)	4,797	(17,248)
Cash and cash equivalents—beginning of year	33,784	28,987	46,235

Cash and cash equivalents—end of year	$11,564	$33,784	$28,987

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,744	$2,824	$728
Income taxes	$25,092	$10,887	$8,082
Supplemental schedule of noncash financing activities:
Adjustment to fair value of long-lived asset acquired	$—	$—	$1,171
Stock acquisition of franchise restaurants	$—	$39,260	$—
Assumption of debt—acquisitions	$—	$2,292	$—

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

        The accompanying Consolidated Financial Statements as of December 25, 2007 and December 26, 2006 include the accounts of Texas Roadhouse, Inc. (the "Company"), and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC ("Holdings"), Texas Roadhouse Development Corporation ("TRDC"), and Texas Roadhouse Management Corp. The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other license and franchise restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Texas Roadhouse Management Corp. provides management services to Holdings, TRDC and certain other license and franchise restaurants.

        At December 25, 2007 and December 26, 2006, there were 285 and 251 Texas Roadhouse restaurants operating in 44 and 43 states, respectively. Of the 285 restaurants that were operating at December 25, 2007, (i) 204 were Company restaurants, 197 of which were wholly-owned and seven of which were majority-owned, (ii) 78 were franchise restaurants and (iii) three were license restaurants. Of the 251 restaurants that were operating at December 26, 2006, (i) 163 were Company restaurants, 158 of which were wholly-owned and five of which were majority-owned, (ii) 85 were franchise restaurants and (iii) three were license restaurants.

(2) Summary of Significant Accounting Policies

  (a) Principles of Consolidation

        At December 25, 2007 and December 26, 2006, the Company had minority ownership in 18 restaurants. The unconsolidated restaurants are accounted for using the equity method. The Company exercises significant control over the operating and financial policies of these entities based on the rights granted to the Company under each entity's operating or partnership agreement. Notwithstanding the significant control exercised by the Company over their affairs, the Company does not consolidate such entities because (i) the Company owns only 5% to 10% of these entities and (ii) the revenue, expense and net income, and assets and liabilities that would be attributable to these entities would not be material to our financial position or results of operations. Should the financial position and results of operations of these entities become material to the Company's financial position and results of operations in future periods, the Company will consolidate the entities into its results. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the companies whose accounts have been consolidated have been eliminated.

  (b) Fiscal Year

        The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 week accounting period for quarterly reporting purposes. Fiscal years 2005, 2006 and 2007 were 52 weeks in length.

  (c) Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (d) Receivables

        Receivables consist principally of amounts due from certain franchise and license restaurants for reimbursement of pre-opening and other expenses, amounts due for royalty fees from franchise restaurants and credit card receivables. Credit card receivables were $11.7 million at December 25, 2007 as compared to $2.1 million at December 26, 2006 due to the timing of credit card settlements as fiscal year 2007 ended on a bank holiday.

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

The estimated useful lives are:
Land improvements	10 - 25 years
Buildings and leasehold improvements	10 - 25 years
Equipment and smallwares	3 - 10 years
Furniture and fixtures	3 - 10 years

  (h) Goodwill

        Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. A goodwill impairment is recognized to the extent that the carrying amount exceeds the asset's implied fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations ("SFAS No. 141"). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS No. 144").

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

        The Company recorded an impairment of $1.7 million in 2007 in conjunction with its 2007 impairment analysis during which the carrying value of one underperforming restaurant was reduced to its estimated fair value. The Company recorded impairments totaling $0.5 million in 2006 with respect to two restaurants that were approved to relocate to better sites in their respective markets.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (k) Insurance Reserves

        The Company self-insures a significant portion of expected losses under its workers compensation, general liability and property insurance programs. The Company purchases insurance for individual claims that exceed the amounts listed below:

Workers compensation	$250,000
General liability	$100,000
Property	$25,000

        The Company records a liability for unresolved claims and for an estimate of incurred but not reported claims at its anticipated cost based on estimates provided by a third party administrator and actuary. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0% resulting in a discount of $0.2 million at December 25, 2007 and December 26, 2006. The Company's assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

  (l) Segment Reporting

        As of December 25, 2007, the Company operated 204 Texas Roadhouse restaurants, each as a single operating segment, and franchised and/or licensed an additional 81 restaurants. The restaurants operate exclusively in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Revenue from external customers is derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. The Company aggregates similar operating segments into a single reportable operating segment if the businesses are considered similar under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company considers restaurant and franchising operations as similar and has aggregated them into a single reportable segment.

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

        The Company began selling gift cards in 2000, and prior to 2004, did not have enough history related to the redemption of gift cards to appropriately estimate a breakage rate (the percentage of gift cards that the Company estimates will never be redeemed). In 2004, the Company determined that a 5% breakage estimate, amortized over 3 years, should be recorded for each gift card that is sold, based on historical redemption trends. The Company reviews and adjusts its estimates on a quarterly basis. In 2007, 2006 and 2005, no adjustments to the breakage estimate were necessary.

        The Company franchises Texas Roadhouse restaurants. The Company executes franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to the Company's approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. The Company collects ongoing royalties of 2.0% to 4.0% of sales from franchise restaurants. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise royalties and fees. The Company recognizes initial franchise fees as revenue after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant. The Company received initial franchise fees of $0.1 million, $0.2 million and $0.1 million for the years ended December 25, 2007, December 26, 2006 and December 27, 2005, respectively. Continuing franchise royalties are recognized as revenue as the fees are earned. The Company also performs supervisory and administrative services for certain franchise and license restaurants for which it receives management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income. Total revenue recorded for supervisory and administrative services for each of the years ended December 25, 2007, December 26, 2006 and December 27, 2005 was approximately $0.5 million.

        Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of income.

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

        The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109 ("FIN 48"), on December 27, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements prepared in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, a tax position adopted is subjected to two levels of evaluation. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management should presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 further requires tabular disclosure of material activity related to unrecognized tax benefits that do not satisfy the recognition provisions established under FIN 48.

  (o) Advertising

        The Company has a system-wide marketing and advertising fund. The Company maintains control of the marketing and advertising fund and, as such, has consolidated the fund's activity for the years ended December 25, 2007, December 26, 2006 and December 27, 2005. Company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. Advertising costs also include local restaurant area marketing initiatives. Advertising costs are expensed as incurred.

        Advertising costs amounted to approximately $4.8 million, $4.1 million and $3.2 million for the years ended December 25, 2007, December 26, 2006 and December 27, 2005, respectively.

  (p) Leases and Leasehold Improvements

        The Company leases land, buildings, and/or certain equipment for several of its restaurants under noncancelable lease agreements. The Company's land and building leases typically have initial terms ranging from ten to 15 years, and certain renewal options for one or more five-year periods. The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases, and other related authoritative guidance. When determining the lease term, the Company includes option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which the Company is subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if the Company chooses not to continue the use of the leased property.

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

        Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, the Company recognized the related rent expense on a straight-line basis over the lease term and recorded the difference between the amounts charged to operations and amounts paid as deferred rent.

        Additionally, certain of the Company's operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

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

  (r) Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and, for 2005, net unrealized gains (losses) on securities and derivatives and is presented in the consolidated statements of stockholders' equity and comprehensive income.

  (s) Equity Incentive Plan

        In the first quarter of 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes APB 25, Accounting for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. The provisions of SFAS 123R are similar to those of SFAS 123. However, SFAS 123R requires all new, modified and unvested share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the financial statements as compensation costs over the service period based on their fair value on the date of grant. Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.

        In accordance with the FASB Position FAS 123 (R)—3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, the Company has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits. The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in-capital related to tax benefits from share-based employee compensation, less the incremental tax effect of share-based compensation costs that would have been recognized if the fair value recognition provisions of SFAS 123 had been used to account for share-based compensation costs.

  (t) Fair Value of Financial Instruments

        At December 25, 2007 and December 26, 2006, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of the Company's long-term debt is estimated based on the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

current rates offered to the Company for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for the Company's debt are as follows:

	December 25, 2007		December 26, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$3,210	$3,500	$5,388	$5,518
Revolver	63,000	63,000	30,000	30,000

  (u) Derivative Instruments and Hedging Activities

        The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values. As of December 25, 2007 and December 26, 2006, the Company did not have any derivative contracts.

  (v) Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). On December 14, 2007, the FASB issued proposed FASB Staff Position 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. This proposed staff position partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective as of the beginning of the Company's 2008 fiscal year. The Company does not expect the impact of the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2007, The FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact SFAS 141R will have on any potential future business combinations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial position, results or operations or cash flows.

  (w) Reclassification

        Certain prior year amounts have been reclassified to conform with the current year presentation. The Company reclassified $0.5 million from other operating expenses to impairment costs in fiscal 2006 related to two restaurants that were approved to relocate to better sites in their respective markets. The Company reclassified $1.9 million from general and administrative expense to pre-opening expense in fiscal 2005. This amount represented costs associated with managers hired to operate its new restaurants upon opening. These reclassifications had no effect on previously reported net income.

(3) Acquisitions

        On June 27, 2007, the first day of the Company's third fiscal quarter, the Company completed the acquisitions of nine restaurants located in Indiana, Kentucky and Missouri. Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $22.6 million. In conjunction with these acquisitions, the Company acquired land and buildings leased by seven of the nine franchisees from parties related to those franchisees for an aggregate purchase price of approximately $12.1 million. These acquisitions, which are expected to be accretive to earnings, are consistent with our long-term strategy to increase net income and earnings per share.

        These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations. Based on a purchase price of $33.2 million, including $0.2 million of direct acquisition costs and net of the $1.4 million of cash acquired and the $0.5 million charge related to Emerging Issues Task Force ("EITF") Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination ("EITF 04-1"), and the Company's estimates of the fair value of net assets acquired, $15.2 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions (Continued)

        The purchase price has been preliminarily allocated as follows:

Current assets	$393
Property and equipment, net	15,629
Goodwill	15,207
Intangible asset	4,064
Other assets	11
Current liabilities	(2,064)
Other liabilities	(18)

$33,222

        The Company expects to complete the allocation of purchase price to the fair value of assets acquired and liabilities assumed in the first quarter of fiscal 2008. The Company does not expect any adjustments to be significant.

        If the acquisitions had been completed as of the beginning of the year ended December 26, 2006, pro forma revenue, net income and earnings per share would have been as follows as of and for the 52 weeks ended December 25, 2007 and December 26, 2006:

	Fiscal Year Ended
	December 25, 2007	December 26, 2006
Revenue	$752,077	$629,055
Net income	$39,768	$35,137
Basic EPS	$0.53	$0.48
Diluted EPS	$0.52	$0.46

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

        The intangible asset of $4.1 million has a weighted-average life of approximately 13 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals. The remaining terms ranged from nine to 18 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.2 million for the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions (Continued)

52 weeks ended December 25, 2007. The Company expects the annual expense for each of the next five years to be $0.3 million.

        On December 28, 2005, the Company completed the acquisitions of 11 franchise restaurants in Ohio, Colorado and Kentucky from three franchise groups. Pursuant to the terms of the various acquisition agreements, the Company issued an aggregate of 2,478,531 shares of the Company's Class A common stock at $15.84 per share and paid $2.1 million in cash for these restaurants. These acquisitions, which have been accretive to earnings, are consistent with the Company's long-term strategy to increase net income and earnings per share.

        These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations. Based on a purchase price of $40.7 million, net of the $0.8 million charge relating to EITF 04-1, and the Company's estimates of the fair value of net assets acquired, $35.6 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes. For tax purposes, $3.6 million of the total goodwill is deductible.

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

        The pro forma information is not necessarily indicative of the results of operations had the acquisitions actually occurred at the beginning of the period nor is it necessarily indicative of future results.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions (Continued)

        In conjunction with these acquisitions, the Company acquired the land and buildings leased by eight of the 11 franchise restaurants for approximately $15.6 million.

        As a result of these acquisitions, the Company incurred a charge of $0.8 million and recorded an intangible asset relating to certain reacquired franchise rights of $5.2 million in accordance with EITF 04-1.

        The intangible asset of $5.2 million has a weighted average life of approximately 15 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals. The remaining terms ranged from 12 to 20 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.4 million for both years ended December 25, 2007 and December 26, 2006. The Company expects the annual expense for each of the next five years to be $0.4 million.

(4) Long-term Debt and Obligations Under Capital Leases

        Long-term debt and obligations under capital leases consisted of the following:

	December 25, 2007	December 26, 2006
Installment loans, due 2008 - 2020	$3,210	$5,388
Obligations under capital leases	574	627
Revolver	63,000	30,000

	66,784	36,015
Less current maturities	302	653

	$66,482	$35,362

        Maturities of long-term debt and obligations under capital leases at December 25, 2007 are as follows:

2008	$302
2009	307
2010	325
2011	359
2012	63,397
Thereafter	2,094

$66,784

        The weighted average interest rates for installment loans outstanding at December 25, 2007 and December 26, 2006 were 9.95% and 9.67%, respectively. The debt is secured by certain land, buildings, and equipment.

        On May 31, 2007, the Company amended and restated its existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt and Obligations Under Capital Leases (Continued)

America Securities LLC and National City Bank. The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012. The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on the Company's leverage ratio. The weighted-average interest rate for the revolver at December 25, 2007 and December 26, 2006 was 5.73% and 6.08%, respectively. At December 25, 2007, the Company had $63.0 million outstanding under the credit facility and $183.4 million of availability, net of $3.6 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The new credit facility permits the Company to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of the Company's consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent the Company from complying with its financial covenants. The Company is currently in compliance with such covenants.

(5) Property and Equipment, Net

        Property and equipment were as follows:

	December 25, 2007	December 26, 2006
Land and improvements	$88,307	$70,387
Buildings and leasehold improvements	242,171	179,853
Equipment and smallwares	102,330	77,274
Furniture and fixtures	33,839	25,828
Construction in progress	14,890	18,676
Liquor licenses	4,363	2,806

	485,900	374,824
Accumulated depreciation and amortization	(95,522)	(69,093)

	$390,378	$305,731

        The amount of interest capitalized in connection with restaurant construction was approximately $1.0 million, $0.9 million and $0.4 million for the years ended December 25, 2007, December 26, 2006 and December 27, 2005, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(6) Goodwill

        The changes in the carrying amount of goodwill are as follows:

Balance as of December 27, 2005	$51,063
Additions	35,586
Disposals and other, net	—

Balance as of December 26, 2006	86,649
Additions	15,207
Disposals and other, net	—

Balance as of December 25, 2007	$101,856

        Refer to note 3 for discussion of acquisitions completed during fiscal 2007 and fiscal 2006.

(7) Leases

        The following is a schedule of future minimum lease payments required for capital leases and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 25, 2007:

	Capital Leases	Operating Leases
2008	$117	$12,329
2009	117	11,976
2010	117	12,077
2011	117	12,189
2012	117	11,978
Thereafter	236	63,843

Total	821	124,392
Less amount representing interest of 11.4%	247
Present value of minimum capital lease payments	574
Less current maturities of obligations under capital leases	58
Obligations under capital leases, excluding current maturities	516

        Capitalized lease assets, primarily building and equipment, with an original cost of approximately $1.5 million at both December 25, 2007 and December 26, 2006 are being amortized on a straight-line basis over the applicable lease terms and interest expense is recognized on the outstanding obligations. The total accumulated amortization of property and equipment held under capital leases totaled $1.0 million and $0.9 million at December 25, 2007 and December 26, 2006, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(7) Leases (Continued)

        Rent expense for operating leases consisted of the following:

	December 25, 2007	December 26, 2006	December 27, 2005
Minimum rent—occupancy	$11,137	$9,342	$7,778
Contingent rent	598	710	619

Rent expense, occupancy	11,735	10,052	8,397
Minimum rent—equipment and other	1,969	3,495	3,271

Rent expense	$13,704	$13,547	$11,668

(8) Income Taxes

        Components of the Company's income tax (benefit) and provision for the years ended December 25, 2007, December 26, 2006 and December 27, 2005 are as follows:

	Year Ended December 25, 2007	Year Ended December 26, 2006	Year Ended December 27, 2005
Current:
Federal	$19,486	$16,971	$13,916
State	4,388	3,089	2,400

Total current	23,874	20,060	16,316
Deferred:
Federal	(2,353)	(613)	(21)
State	(345)	(66)	(3)

Total deferred	(2,698)	(679)	(24)

Income tax provision	$21,176	$19,381	$16,292

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for December 25, 2007, December 26, 2006 and December 27, 2005 is as follows:

	December 25, 2007	December 26, 2006	December 27, 2005
Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.7	3.1	3.1
Federal tax credits	(5.9)	(5.2)	(3.5)
Incentive stock options	1.8	2.2	—
EITF 04-1 charge relating to acquisition	—	0.6	—
Other	0.4	0.6	0.3

Total	35.0%	36.3%	34.9%

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        Components of deferred tax assets (liabilities) are as follows:

	December 25, 2007	December 26, 2006
Deferred tax assets:
Insurance reserves	$1,604	$1,294
Other reserves	115	26
Deferred rent	2,081	1,367
Share-based compensation	1,901	1,174
Unredeemed gift cards	2,213	410
Other assets and liabilities	789	428

Total deferred tax asset	8,703	4,699

Deferred tax liabilities:
Depreciation and amortization	(12,736)	(11,456)
Other assets and liabilities	(26)	—

Total deferred tax liability	(12,762)	(11,456)

Net deferred tax liability	(4,059)	$(6,757)

Current deferred tax asset	$841	$1,066
Noncurrent deferred tax liability	(4,900)	(7,823)

Net deferred tax liability	$(4,059)	$(6,757)

        See note 3 for 2006 deferred tax adjustments of approximately $1.4 million due to acquisitions. There were no deferred tax adjustments related to the 2007 acquisitions.

        The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not.

        The adoption of FIN 48 on December 27, 2006 did not result in any change to the Company's unrecognized tax benefits. The Company's gross unrecognized tax benefits were $0.7 million and $0.6 million at December 25, 2007 and December 26, 2006, respectively. In addition, activity related to the Company's unrecognized tax benefits was not material during the year ended December 25, 2007. The Company, consistent with its existing policy, recognizes both interest and penalties on unrecognized tax benefits as part of income tax expense. As of December 25, 2007 and December 26, 2006, the total amount of accrued penalties and interest related to uncertain tax provisions was $0.2 million and $0.1 million, respectively. Included in the balance of total unrecognized tax benefits at December 25, 2007 are potential benefits of $0.1 million, which, if recognized, would affect the effective tax rate on income before taxes.

        All entities for which unrecognized tax benefits exist as of December 25, 2007 possess a December tax year-end. As a result, as of December 25, 2007, the tax years ended December 28, 2004, December 27, 2005 and December 26, 2006 remain subject to examination by all tax jurisdictions. As of

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

December 25, 2007, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company's unrecognized tax benefits. Additionally, as of December 25, 2007, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 30, 2008.

(9) Preferred Stock

        The Company's board of directors is authorized, without further vote or action by the holders of Class A common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of preferred stock outstanding at December 25, 2007 and December 26, 2006.

(10) Stockholders' Equity

        On December 28, 2005, in conjunction with the acquisitions of 11 franchise restaurants, the Company issued an aggregate of 2,478,531 shares of the Company's Class A common stock at $15.84 per share. See note 3.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(10) Stockholders' Equity (Continued)

        The Company made a distribution of $31.2 million to members of its predecessor company, Holdings, in redemption of its preferred shares representing undistributed net income for periods through October 8, 2004. This distribution was paid in the second quarter of 2005.

(11) Earnings Per Share

        The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding. The diluted earnings per share calculations show the effect of the weighted-average stock options and restricted stock awards outstanding from the Company's equity incentive plan as discussed in note 13. The Company adopted SFAS 123R in the first quarter of 2006 as discussed in note 2. For the years ended December 25, 2007, December 26, 2006 and December 27, 2005, options to purchase 2,277,518, 1,869,708 and 387,136 shares, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

        The following table sets forth the calculation of weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 25, 2007	December 26, 2006	December 27, 2005
Net income	$39,325	$34,009	$30,322

Basic EPS:
Weighted-average common shares outstanding	74,611	73,876	68,677

Basic EPS	$0.53	$0.46	$0.44

Diluted EPS:
Weighted-average common shares outstanding	74,611	73,876	68,677
Dilutive effect of stock options	2,221	2,644	3,888

Shares—diluted	76,832	76,520	72,565

Diluted EPS	$0.51	$0.44	$0.42

(12) Commitments and Contingencies

        The estimated cost of completing capital project commitments at December 25, 2007 and December 26, 2006 was approximately $90.0 million and $81.0 million, respectively.

        The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA and Fargo, ND before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchisees, but remains contingently liable if a franchisee defaults, under the terms of the lease. The Longmont lease was

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(12) Commitments and Contingencies (Continued)

assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021 and the Fargo lease was assigned in February 2006 and expires in July 2016. As the fair value of the guarantees is not considered significant, no liability has been recorded. As discussed in note 15, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain officers, directors and 5% stockholders of the Company.

        The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated results of operations, financial position or liquidity.

        On March 26, 2007, a civil case styled as a class action complaint titled Nicole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 ("Ehrheart"), Case Number CA 07-54, was filed against us in the United States District Court for the Western District of Pennsylvania Erie Division. The case alleges liability under the Fair and Accurate Credit Transactions Act ("FACTA") based on the alleged practice of unlawfully including more information than is permitted on the electronically printed credit or debit card receipts provided to customers. The plaintiff seeks monetary damages, including statutory damages, punitive damages, costs and attorneys' fees, and a permanent injunction against the alleged unlawful practice. Statutory damages range from $100 to $1,000 for each willful violation. The Company has filed an answer to the complaint denying the material allegations of the complaint. Discovery has not yet begun, however, because various motions that will affect the venue in which the case is heard have not yet been resolved.

        On July 20, 2007, a civil case styled as a class action complaint titled Mario Aliano v. Texas Roadhouse Holdings LLC and Does 1-10 ("Aliano"), Case Number 07cv4108, was filed against us in the United States District Court for the Northern District of Illinois Eastern Division. The case alleges liability under FACTA. The plaintiff seeks statutory damages of $100 to $1,000 per violation, attorney's fees, litigation expenses and costs. The Company has filed an answer to the complaint denying the material allegations of the complaint. Discovery has not yet begun, however, because various motions that will affect the venue in which the case is heard have not yet been resolved.

        The Company believes that is has meritorious defenses to the Ehrheart and Aliano claims, and it intends to vigorously defend against the claims, including the plaintiffs' efforts to certify a nationwide class action. The Company believes that neither case will have a material adverse effect on its business and its consolidated financial position, results of operations or cash flows. However, if either court both granted class action status and imposed statutory penalties, the resolution of the case would be likely to have a material adverse effect on the Company's business and its consolidated financial position, results of operation and cash flows.

        The Company currently buys most of its beef from three suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. The Company has no material minimum purchase commitments with its vendors that extend beyond a year.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation

        In May 2004, the Company adopted an equity incentive plan (the "Plan") for eligible participants. This Plan amended and restated the 1997 Texas Roadhouse Management Corp. Stock Option Plan. The Plan provides for granting of incentive and non-qualified stock options to purchase shares of Class A common stock, stock bonus awards (restricted stock unit awards) and restricted stock awards. The Plan provides for the issuance of 16,000,000 shares of Class A common stock plus an annual increase to be added on the first day of the year for a period of ten years, commencing on January 1, 2005 and ending on (and including) January 1, 2014, equal to the lesser of one percent of the shares of Class A common stock outstanding or 1,000,000 shares of Class A common stock. Options are exercisable at various periods ranging from one to ten years from the date of grant. The Company requires certain eligible employees to make refundable deposits to be applied to the exercise price of outstanding and vested stock options and/or the estimated tax liability due upon vesting of any restricted stock unit award. These deposits are classified as stock option deposits in the accompanying consolidated balance sheets.

        A summary of option activity as of December 25, 2007 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 26, 2006	6,933,236	$7.98
Granted	1,109,760	13.85
Forfeited	(106,341)	13.41
Exercised	(579,677)	4.01

Outstanding at December 25, 2007	7,356,978	$9.11	6.43	$67,015

Exercisable at December 25, 2007	5,269,180	$7.49	5.61	$39,467

        The Company adopted SFAS 123R using a modified version of prospective application effective December 28, 2005, the beginning of the 2006 fiscal year. The adoption of SFAS 123R resulted in a reduction of operating profit of $6.2 million, a reduction of net income of $5.0 million and a reduction of both basic and fully diluted earnings per share of $0.07 per share for the 52 weeks ended December 26, 2006. Of the $6.2 million additional expense incurred, $2.9 million was included in labor expense and $3.3 million was included in general and administrative expense. For the 52 weeks ended December 25, 2007, the Company recorded share-based compensation expense of $4.6 million which resulted in a reduction of net income of $3.9 million and a reduction of both basic and fully diluted earnings per share of $0.05 per share. Of the $4.6 million expense incurred, $2.0 million was included in labor expense and $2.6 was included in general and administrative expense.

        Prior to 2006, all share-based payments were accounted for under the recognition and measurement principles of APB 25 and its related interpretations. Accordingly, no expense was reflected in the consolidated statements of income, as all stock options granted had an exercise equal

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all share-based payments for the 52 weeks ended December 27, 2005.

Fiscal Year Ended
December 27, 2005
Net income	$30,322
Deduct total share-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(5,459)

Pro forma net income	$24,863

Earnings per share:
Basic—as reported	$0.44

Basic—pro forma	$0.36

Diluted—as reported	$0.42

Diluted—pro forma	$0.34

        The weighted-average grant date fair value of options granted during the years ended December 25, 2007, December 26, 2006 and December 27, 2005 was $4.59, $5.12 and $6.24, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 25, 2007	December 26, 2006	December 27, 2005
Risk-free interest rate	4.41%	4.80%	4.05%
Expected term (years)	3.0 - 5.0	3.0 - 5.0	4.0
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	36%	41%	44%

        In connection with its adoption of SFAS 123R, the Company determined that it was appropriate to group stock option grants into three homogeneous groups when estimating expected term. These groups consist of grants made primarily to executives, grants made primarily to restaurant-level employees and grants made to corporate office employees.

        Prior to the adoption of SFAS 123R, the Company used a four-year term as the expected term of all stock option grants. In connection with its adoption of SFAS 123R and the increasing amount of historical data the Company now possesses with regard to stock option exercise activity, the Company re-evaluated its expected term assumptions. Based on historical exercise and post-vesting employee termination behavior, the expected life for options granted to its executives is approximately 5.0 years. For options granted to restaurant-level employees, the expected life is approximately 4.0 years. For options granted to its corporate office employees, the expected life is approximately 3.0 years. The

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

Company based its expected volatility on the volatilities of similar entities for an appropriate period of time along with the volatility of the Company's stock since its stock began trading on October 5, 2004 in connection with its initial public offering. In accordance with Staff Accounting Bulletin No. 107, for grants issued after October 4, 2006, the Company based its expected volatility solely on the volatility of the Company's stock since its initial public offering.

        The total intrinsic value of options exercised during the years ended December 25, 2007, December 26, 2006 and December 27, 2005 was $5.9 million, $14.3 million and $36.2 million, respectively. As of December 25, 2007, with respect to unvested stock options, there was $5.0 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years. The total grant date fair value of stock options vested during the years ended December 25, 2007 and December 26, 2006 was $6.0 million and $6.6 million, respectively.

        For the years ended December 25, 2007 and December 26, 2006, cash received from options exercised was $2.1 million and $3.9 million, respectively. The excess tax benefit realized from tax deductions associated with options exercised for the years ended December 25, 2007 and December 26, 2006 was $1.8 million and $3.8 million, respectively.

        In the fourth quarter of 2006, the Company awarded 36,000 restricted shares, at a weighted-average price of $14.55 per share, to two corporate office employees under the terms of the Plan. The restricted shares vest after three years. At December 25, 2007, the unrecognized compensation expense related to the restricted stock grants totaled approximately $0.3 million and will be recognized over the remaining vesting period. There were no restricted stock awards in 2007 or prior to fiscal 2006.

(14) Stock Split

        On August 18, 2005, the Company declared a two-for-one stock split of the Company's Class A and Class B common stock to stockholders of record as of the close of business on September 6, 2005. The stock split was effected in the form of a 100% stock dividend on September 23, 2005. All fiscal 2005 share and per share information included in the accompanying Consolidated Financial Statements for all periods presented have been adjusted to retroactively reflect the stock split.

(15) Related Party Transactions

        The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is for 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $196,000 for both 2007 and 2006. Total rent payments for 2005 were approximately $197,000.

        The Bossier City, Louisiana restaurant, of which Steven L. Ortiz, the Company's Chief Operating Officer, owns 65.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz. The lease term is 15 years and will terminate on March 31, 2020. The lease can be

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(15) Related Party Transactions (Continued)

renewed for three additional terms of five years each. Rent is approximately $15,100 per month for the first five years of the lease and escalates 10% each five year period during the term. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent. Total rent payments were approximately $181,000 for both 2007 and 2006. Total rent payments for 2005 were approximately $114,000.

        Prior to September 22, 2005, the Elizabethtown, Kentucky restaurant was leased from an entity owned by W. Kent Taylor and three other stockholders. On September 22, 2005, the Company purchased the land and building associated with the Elizabethtown, Kentucky restaurant for $1.5 million. Rent expense for this restaurant was approximately $0.1 million in 2005. The lease was terminated upon the purchase of the land and building.

        The Company has 14 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company at December 25, 2007 and December 26, 2006. These entities paid the Company fees of $2.1 million and $2.0 million for the years ended December 25, 2007 and December 26, 2006, respectively. The Company had 13 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company at December 27, 2005. These entities paid the Company fees of $1.7 million for the year ended December 27, 2005. As discussed in note 12, the Company is contingently liable on leases which are related to three of these restaurants.

        The Company employed Juli Miller Hart, the wife of G.J. Hart, the Company's Chief Executive Officer, from 2000 to December 2007. Ms. Hart did not report to Mr. Hart. In December 2007, Ms. Hart's status changed from employee to consultant.

(16) Selected Quarterly Financial Data (unaudited)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$178,337	$180,986	$189,454	$186,312	$735,089
Total costs and expenses	$158,637	$166,084	$172,261	$174,894	$671,876
Income from operations	$19,700	$14,902	$17,193	$11,418	$63,213
Net income	$12,296	$9,257	$10,552	$7,220	$39,325
Basic earnings per common share	$0.17	$0.12	$0.14	$0.10	$0.53
Diluted earnings per common share	$0.16	$0.12	$0.14	$0.09	$0.51

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$149,399	$146,720	$148,454	$152,558	$597,131
Total costs and expenses	$135,302	$132,439	$134,213	$140,808	$542,762
Income from operations	$14,097	$14,281	$14,241	$11,750	$54,369
Net income	$8,182	$8,831	$9,150	$7,846	$34,009
Basic earnings per common share	$0.11	$0.12	$0.12	$0.11	$0.46
Diluted earnings per common share	$0.11	$0.12	$0.12	$0.10	$0.44

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(16) Selected Quarterly Financial Data (unaudited) (Continued)

        The Company recorded impairment charges of $1.7 million ($1.1 million after-tax) in the fourth quarter of 2007 and $0.5 million ($0.3 million after-tax) in 2006, the majority of which was recorded in the fourth quarter.

(17) Subsequent Event

        On February 14, 2008, the Company's Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase up to $25.0 million of its Class A common stock. Under this program, the Company may repurchase outstanding shares from time to time in open market transactions during the two-year period ending February 14, 2010. The timing and the amount of any repurchases will be determined by management of the Company under parameters established by its Board of Directors, based on its evaluation of the Company's stock price, market conditions and other corporate considerations.