Form 10-Q
period 2008-03-25
Texas Roadhouse, Inc.
filed 2008-05-01
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2008

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

The number of shares of Class A and Class B common stock outstanding were 69,110,325 and 5,265,376, respectively, on April 25, 2008.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 25, 2008	December 25, 2007
Assets
Current assets:
Cash and cash equivalents	$18,173	$11,564
Receivables, net of allowance for doubtful accounts of $8 at March 25, 2008 and December 25, 2007	10,289	18,303
Inventories, net	7,059	7,277
Prepaid expenses	4,261	3,646
Deferred tax assets	884	841
Total current assets	40,666	41,631
Property and equipment, net	406,143	390,378
Goodwill	101,674	101,856
Intangible asset, net	8,239	8,414
Other assets	3,894	3,750
Total assets	$560,616	$546,029

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$309	$302
Accounts payable	22,587	23,716
Deferred revenue — gift certificates	18,490	32,088
Accrued wages	15,561	14,561
Income tax payable	8,766	721
Accrued taxes and licenses	7,793	6,439
Other accrued liabilities	9,679	10,432
Total current liabilities	83,185	88,259
Long-term debt and obligations under capital leases, excluding current maturities	75,402	66,482
Stock option and other deposits	5,201	4,916
Deferred rent	7,991	7,472
Deferred tax liabilities	3,196	4,900
Other liabilities	5,457	4,235
Total liabilities	180,432	176,264
Minority interest in consolidated subsidiaries	2,808	2,384
Stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 69,123,355 and 69,582,602 shares issued and outstanding at March 25, 2008 and December 25, 2007, respectively)	69	70
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	261,317	264,234
Retained earnings	115,985	103,072
Total stockholders’ equity	377,376	367,381
Total liabilities and stockholders’ equity	$560,616	$546,029

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 25, 2008	March 27, 2007
Revenue:
Restaurant sales	$208,601	$175,444
Franchise royalties and fees	2,612	2,893

Total revenue	211,213	178,337

Costs and expenses:
Restaurant operating costs:
Cost of sales	73,586	61,096
Labor	58,442	48,297
Rent	3,289	2,785
Other operating	33,250	27,893
Pre-opening	2,826	3,584
Depreciation and amortization	8,546	6,645
Impairment and closure	703	—
General and administrative	9,871	8,337

Total costs and expenses	190,513	158,637

Income from operations	20,700	19,700

Interest expense, net	642	236
Minority interest	261	289
Equity income from investments in unconsolidated affiliates	69	97

Income before taxes	19,866	19,272
Provision for income taxes	6,953	6,976
Net income	$12,913	$12,296

Net income per common share:
Basic	$0.17	$0.17

Diluted	$0.17	$0.16

Weighted-average shares outstanding:
Basic	74,744	74,327

Diluted	76,443	76,726

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 25, 2008	March 27, 2007
Cash flows from operating activities:
Net income	$12,913	$12,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,546	6,645
Deferred income taxes	(1,747)	(1,021)
Loss on disposition of assets	253	20
Impairment and closure	611	—
Minority interest	261	289
Equity income from investments in unconsolidated affiliates	(69)	(97)
Distributions received from investments in unconsolidated affiliates	65	79
Provision for doubtful accounts	—	(14)
Share-based compensation expense	1,700	1,123
Changes in operating working capital:
Receivables	8,014	79
Inventories	218	135
Prepaid expenses	(576)	(1,065)
Other assets	(140)	109
Accounts payable	(1,129)	(1,482)
Deferred revenue — gift certificates	(13,598)	(11,136)
Accrued wages	1,000	(2,012)
Excess tax benefits from share-based compensation	(73)	(1,051)
Prepaid income taxes and income taxes payable	8,118	3,670
Accrued taxes and licenses	1,354	324
Other accrued liabilities	(767)	(1,767)
Deferred rent	519	418
Other liabilities	611	2,545

Net cash provided by operating activities	$26,084	$8,087

Cash flows from investing activities:
Capital expenditures — property and equipment	(24,384)	(24,061)
Acquisitions of franchise restaurants, net of cash acquired	157	—
Proceeds from sale of property and equipment, including insurance proceeds	(5)	144

Net cash used in investing activities	$(24,232)	$(23,917)

Cash flows from financing activities:
Net proceeds (repayments) from revolving credit facility	9,000	(5,000)
Proceeds from minority interest contributions and other	445	—
Distributions to minority interest holders	(258)	(273)
Excess tax benefits from share-based compensation	73	1,051
Repurchase shares of common stock	(4,905)	—
Proceeds from stock option and other deposits	339	358
Principal payments on long-term debt and capital lease obligations	(73)	(567)
Proceeds from exercise of stock options	136	1,027

Net cash provided by (used in) financing activities	$4,757	$(3,404)

Net increase/(decrease) in cash	6,609	(19,234)
Cash and cash equivalents — beginning of period	11,564	33,784
Cash and cash equivalents — end of period	$18,173	$14,550

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$873	$273
Income taxes	$582	$4,327

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”) and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp.”), as of and for the 13 weeks ended March 25, 2008 and March 27, 2007.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain other license and franchise restaurants.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 weeks ended March 25, 2008 are not necessarily indicative of the results that may be expected for the year ending December 30, 2008.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2007.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2)   Share-based Compensation

The Company may grant incentive and non-qualified stock options to purchase shares of Class A common stock, stock bonus awards (restricted stock unit awards (“RSUs”)) and restricted stock awards under the Texas Roadhouse, Inc. 2004 Equity Incentive Plan (the “Plan”).  Beginning in 2008, the Company changed the method by which it provides share-based compensation to its employees by eliminating stock option grants and, instead, granting RSUs as a form of share-based compensation.  An RSU is the conditional right to receive one share of Class A common stock upon satisfaction of the vesting requirement.

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended
	March 25, 2008	March 27, 2007

Labor expense	$550	$493
General and administrative expense	1,150	630
Total share-based compensation expense	$1,700	$1,123

A summary of share-based compensation activity by type of grant as of March 25, 2008 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 25, 2007	7,356,978	$9.11
Granted	—	—
Forfeited	(50,419)	11.47
Exercised	(70,653)	3.05
Outstanding at March 25, 2008	7,235,906	$9.15	6.22	$12,649

Exercisable at March 25, 2008	5,610,198	$8.04	5.59	$16,039

No stock options were granted during the 13 weeks ended March 25, 2008.  The weighted-average grant date fair value of options granted during the 13 weeks ended March 27, 2007 was $5.47 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

13 Weeks Ended
March 27, 2007

Risk-free interest rate	4.62%
Expected term (years)	3.0 – 5.0
Expected volatility	35.8%
Expected dividend yield	0.0%

The total intrinsic value of options exercised during the 13 weeks ended March 25, 2008 and March 27, 2007 was $0.6 million and $3.2 million, respectively.  As of March 25, 2008, with respect to unvested stock options, there was $3.8 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.1 years.  The total grant date fair value of stock options vested for both 13 week periods ended March 25, 2008 and March 27, 2007 was $2.3 million and $1.2 million, respectively.

  Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 25, 2007	—	$—
Granted	821,029	$9.95
Forfeited	(609)	9.74
Exercised	—
Outstanding at March 25, 2008	820,420	$9.95

During the first quarter of 2008, the Company recorded pre-tax compensation expense in connection with these RSUs of $0.1 million in labor expense and $0.4 million in general and administrative expense.  As of March 25, 2008, with respect to unvested RSUs, there was $7.7 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.2 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.

In the fourth quarter of 2006, the Company awarded 36,000 restricted shares, at a weighted-average price of $14.55 per share, to two corporate office employees under the terms of the Plan.  The restricted shares vest after three years.  At March 25, 2008, the unrecognized compensation expense related to the restricted stock grants totaled approximately $0.3 million and will be recognized over the remaining vesting period.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	March 25, 2008	December 25, 2007
Installment loans, due 2008 – 2020	$3,151	$3,210
Obligations under capital leases	560	574
Revolver	72,000	63,000
	75,711	66,784
Less current maturities	309	302
	$75,402	$66,482

The weighted-average interest rate for installment loans outstanding at March 25, 2008 and December 25, 2007 was 9.97% and 9.95%, respectively.  The debt is secured by certain land, buildings and equipment.

On May 31, 2007, the Company amended and restated its existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank.  The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012.  The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on the Company’s leverage ratio.  The weighted-average interest rate for the revolver at March 25, 2008 and December 25, 2007 was 3.84% and 5.73%, respectively.  At March 25, 2008, the Company had $72.0 million outstanding under the credit facility and $174.4 million of availability, net of $3.6 million of outstanding letters of credit.

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

(4)   Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company).  FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company).  The implementation of SFAS 157 for financial assets and financial liabilities, effective December 26, 2007, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and liabilities on its consolidated financial position, results of operations or cash flows.  See note 10 for additional fair value discussions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS 159 has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase;  and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company).  The Company is currently evaluating the impact SFAS 141R will have on any potential future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company).  The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial position, results or operations or cash flows.

(5)   Commitments and Contingencies

The estimated cost of completing capital project commitments at March 25, 2008 and December 25, 2007 was approximately $87.2 million and $90.0 million, respectively.

The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA and Fargo, ND before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchisees, but remains contingently liable if a franchisee defaults under the terms of a lease.  The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021 and the Fargo lease was assigned in February 2006 and expires in July 2016.  As the fair value of the guarantees is not considered significant, no liability has been recorded.  As discussed in note 6, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain officers, directors or 5% shareholders of the Company.

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

On March 26, 2007, a civil case styled as a class action complaint titled Nicole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 (“Ehrheart”), Case Number CA 07-54, was filed against the Company in the United States District Court for the Western District of Pennsylvania Erie Division.  The case alleges liability under the Fair and Accurate Credit Transactions Act (“FACTA”) based on the alleged practice of unlawfully including more information than is permitted on the electronically printed credit or debit card receipts provided to customers.  The plaintiff seeks monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice.  Statutory damages range from $100 to $1,000 for each willful violation.  While the Company has filed an answer to the complaint denying the material allegations of the complaint, discovery has not yet begun.

On July 20, 2007, a civil case styled as a class action complaint titled Mario Aliano v. Texas Roadhouse Holdings LLC and Does 1-10 (“Aliano”), Case Number 07cv4108, was filed against the Company in the United States District Court for the Northern District of Illinois Eastern Division.  The case alleges liability under FACTA.  The plaintiff seeks statutory damages of $100 to $1,000 per violation, attorney’s fees, litigation expenses and costs.  While the Company has filed an answer to the complaint denying the material allegations of the complaint, discovery has not yet begun.

The Company believes that it has meritorious defenses to the Ehrheart and Aliano claims, and it intends to vigorously defend against the claims, including the plaintiffs’ efforts to certify a nationwide class action.  The Company believes that neither case will have a material adverse effect on its business and its consolidated financial position, results of operations or cash flows.  However, if either court both granted class action status and imposed statutory penalties, the resolution of the case would be likely to have a material adverse effect on the Company’s business and its consolidated financial position, results of operation and cash flows.

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

(6)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for each of the 13 week periods ended March 25, 2008 and March 27, 2007.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz, the Company’s Chief Operating Officer, beneficially owns 66.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.  Rent is approximately $15,100 per month for the first five years of the lease and escalates 10% each five year period during the term.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $45,000 for each of the 13 week periods ended March 25, 2008 and March 27, 2007.

The Company had 14 franchise and license restaurants owned, in whole or part, by certain officers, directors or 5% shareholders of the Company at March 25, 2008 and March 27, 2007. These entities paid the Company fees of approximately $0.5 million and $0.6 million during each of the 13 week periods ended March 25, 2008 and March 27, 2007, respectively.  As disclosed in note 5, the Company is contingently liable on leases which are related to three of these restaurants.

From 2000 to December 2007, the Company employed Juli Miller Hart, who, during 2007, was the wife of G.J. Hart, the Company’s President and Chief Executive Officer. Ms. Hart did not report to Mr. Hart.  In December 2007, Ms. Hart’s status changed from employee to consultant.

(7)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options, RSUs and restricted stock awards outstanding from the Plan.  For the 13 weeks ended March 25, 2008 and March 27, 2007, options to purchase 3,177,066 and 1,852,819 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted-average shares outstanding as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended
	March 25, 2008	March 27, 2007
Net income	$12,913	$12,296

Basic EPS:
Weighted-average common shares outstanding	74,744	74,327

Basic EPS	$0.17	$0.17

Diluted EPS:
Weighted-average common shares outstanding	74,744	74,327
Dilutive effect of stock options	1,699	2,399
Shares – diluted	76,443	76,726

Diluted EPS	$0.17	$0.16

(8)         Acquisitions

On June 27, 2007, the first day of the Company’s third fiscal quarter, the Company completed the acquisitions of nine restaurants located in Indiana, Kentucky and Missouri.  Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $22.7 million.  In conjunction with these acquisitions, the Company acquired land and buildings leased by seven of the nine franchisees from parties related to those franchisees for an aggregate purchase price of approximately $12.1 million.  These acquisitions are consistent with the Company’s long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations.  Based on a purchase price of $33.1 million, including $0.2 million of direct acquisition costs and net of the $1.6 million of cash acquired and the $0.5 million charge related to Emerging Issues Task Force (“EITF”) Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), and the Company’s estimates of the fair value of net assets acquired, $15.0 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been allocated as follows:

Current assets	$427
Property and equipment, net	15,629
Goodwill	15,026
Intangible asset	4,064
Other assets	12
Current liabilities	(2,078)
Other liabilities	(18)

$33,062

If the acquisitions had been completed as of the beginning of the quarter ended March 27, 2007, pro forma revenue, net income and earnings per share would have been as follows:

13 Weeks Ended March 27, 2007

Revenue	$187,029
Net income	12,658
Basic EPS	$0.17
Diluted EPS	$0.17

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

The intangible asset of $4.1 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from nine to 18 years.  The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million for the 13 weeks ended March 25, 2008.  The Company expects the annual expense for each of the next five years to be $0.3 million.

(9)   Income Taxes

In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109 (“FIN 48”), was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The

Company adopted the provisions of FIN 48 on December 27, 2006, the first day of the Company’s 2007 fiscal year.

The adoption of FIN 48 on December 27, 2006 did not result in any change to the Company’s unrecognized tax benefits.  The Company’s gross unrecognized tax benefits were $0.7 million at March 25, 2008 and December 25, 2007.  In addition, activity related to the Company’s unrecognized tax benefits was not material during the 13 weeks ended March 25, 2008.  The Company, consistent with its existing policy, recognizes both interest and penalties on recognized tax benefits as part of income tax expense.  As of March 25, 2008 and December 25, 2007, the total amount of accrued penalties and interest was $0.2 million.  Included in the balance of total unrecognized tax benefits at March 25, 2008 are potential benefits of $0.1 million, which, if recognized, would affect the effective tax rate on income before taxes.

All entities for which unrecognized tax benefits exist as of March 25, 2008 possess a December tax year-end.  As a result, as of March 25, 2008, the tax years ended December 28, 2004, December 27, 2005, December 26, 2006 and December 25, 2007 remain subject to examination by tax jurisdictions.  As of March 25, 2008, no audits were in process by a tax jurisdiction that, if completed during the next 12 months, would be expected to result in a material change to the Company’s unrecognized tax benefits.  Additionally, as of March 25, 2008, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 30, 2008.

(10)  Fair Value Measurement

On December 26, 2007, the Company adopted SFAS 157, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.

As of March 25, 2008, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of the Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the “Deferred Compensation Plan”).  The Deferred Compensation Plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Company reports the accounts of the rabbi trust in its condensed consolidated financial statements. At March 25, 2008, investments totaling $1.7 million are included within other assets and offsetting obligations of $1.7 million are included within other liabilities on the condensed consolidated balance sheet. These investments are considered trading securities and are reported at fair value based on third party broker statements which represents level 2 in the SFAS 157 fair value hierarchy. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in general and administrative expense on the condensed consolidated statements of income.

(11)  Stock Repurchase Program

On February 14, 2008, the Company’s Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase up to $25.0 million of its Class A common stock.  Under this program, the Company may repurchase outstanding shares of its Class A common stock from time to time in open market transactions during the two-year period ending February 14, 2010.  The timing and the amount of any repurchases will be determined by management of the Company under parameters established by its Board of Directors, based on its evaluation of the Company’s stock price, market conditions and other corporate considerations.

For the 13 weeks ended March 25, 2008, the Company paid approximately $4.9 million to repurchase and retire 529,900 shares at an average price of $9.24 per share.

(12)  Subsequent Event

On March 26, 2008, the first day of the Company’s second fiscal quarter, the Company completed the acquisitions of three franchise restaurants located in Kentucky and Missouri.  Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $8.7 million.

The Company expects to complete its purchase price allocation relating to this transaction in the third quarter of 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 25, 2008, there were 290 Texas Roadhouse restaurants operating in 44 states, including:

• 209 “company restaurants,” of which 202 were wholly-owned and seven were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

• 81 “franchise restaurants,” of which 78 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 18 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as four additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in five of the seven majority-owned company restaurants, and (ii) 64 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 25, 2008 and March 27, 2007 are referred to as Q1 2008 and Q1 2007, respectively.

Long-term Strategies to Grow Earnings Per Share

Our long-term strategies with respect to increasing net income and earnings per share include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing and new domestic and international markets. We will remain focused primarily on mid-sized markets where we believe there exists a significant demand for our restaurants because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  We may also look to acquire franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.

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

Comparable Restaurant Sales Growth.   Comparable restaurant sales growth reflects the change in year-over-year sales for all company restaurants for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period excluding restaurants closed during the period. Comparable restaurant sales growth can be generated by an increase in guest traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

Average Unit Volume.   Average unit volume represents the average annual restaurant sales for all company restaurants open for a full six months before the beginning of the period measured. Average unit volume excludes sales on restaurants closed during the period.  Growth in average unit volumes in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volumes less than growth in comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the system average.

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

Impairment and closure costs.  Impairment and closure costs include any impairment of long-lived assets associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset and expenses associated with the closure of a restaurant.

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

Minority Interest.   Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at March 25, 2008 included nine majority-owned restaurants, seven of which were open and one of which was under construction.  Our consolidated subsidiaries at March 27, 2007 included seven majority-owned restaurants, five of which were open.

Equity Income from Unconsolidated Affiliates.   We own a 5.0% to 10.0% equity interest in 18 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended
	March 25, 2008		March 27, 2007
($ in thousands)	$	%	$	%

Revenue:
Restaurant sales	208,601	98.8	175,444	98.4
Franchise royalties and fees	2,612	1.2	2,893	1.6

Total revenue	211,213	100.0	178,337	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	73,586	35.3	61,096	34.8
Labor	58,442	28.0	48,297	27.5
Rent	3,289	1.6	2,785	1.6
Other operating	33,250	15.9	27,893	15.9
(As a percentage of total revenue)
Pre-opening	2,826	1.3	3,584	2.0
Depreciation and amortization	8,546	4.0	6,645	3.7
Impairment and closure	703	0.3	—	—
General and administrative	9,871	4.7	8,337	4.7

Total costs and expenses	190,513	90.2	158,637	89.0
Income from operations	20,700	9.8	19,700	11.0
Interest expense, net	642	0.3	236	0.1
Minority interest	261	0.1	289	0.2
Equity income from investments in unconsolidated affiliates	(69)	NM	(97)	0.1

Income before taxes	19,866	9.4	19,272	10.8
Provision for income taxes	6,953	3.3	6,976	3.9
Net income	12,913	6.1	12,296	6.9

 NM – Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 25, 2007	204	81	285
Openings	6	—	6
Closures	(1)	—	(1)

Balance at March 25, 2008	209	81	290

Q1 2008 (13 weeks) Compared to Q1 2007 (13 weeks)

Restaurant Sales.   Restaurant sales increased by 18.9% in Q1 2008 as compared to Q1 2007. This increase was primarily attributable to the opening of new restaurants and the acquisitions of nine franchise restaurants on June 27, 2007, partially offset by a decrease in comparable restaurant sales and average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	Q1 2008	Q1 2007

Store weeks	2,667	2,161
Comparable restaurant sales growth	(1.2)%	0.9%
Average unit volume (in thousands)	$1,019	$1,048

The amounts in the table above include the impact of increased menu pricing of approximately 1.1% implemented during January and February 2008 in response to continued inflationary pressures.  We currently plan to implement an additional 1.0% to 1.5% menu price increase during May 2008.  We will continue to evaluate the need for and test further menu price increases as we assess the current inflationary environment.

On June 27, 2007, we acquired nine franchise restaurants.  On an on-going annual basis, we estimate these acquisitions will be accretive to diluted earnings per share by approximately $0.015.  In Q1 2008, restaurant sales included $9.0 million from the nine acquired franchise restaurants.  For comparative purposes, average unit volume for Q1 2007 was adjusted to reflect restaurant sales of the nine acquired franchise restaurants as part of company-owned restaurants average unit volume.

Franchise Royalties and Fees.   Franchise royalties and fees decreased by $0.3 million, or by 9.7%, in Q1 2008 from Q1 2007.  This decrease was primarily attributable to the loss of royalties associated with the nine franchise restaurants acquired at the beginning of the third quarter of fiscal 2007 and a decrease in comparable restaurant sales, partially offset by increasing royalty rates in conjunction with the renewal of certain franchise agreements.  The nine acquired franchise restaurants generated approximately $0.3 million in franchise royalties in Q1 2007.  Franchise comparable restaurant sales decreased 2.8% in Q1 2008.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.3% in Q1 2008 from 34.8% in Q1 2007.  This increase was primarily attributable to higher commodity costs, principally dairy costs, partially offset by menu price increases discussed above.  Additionally, higher food costs relating to items such as wheat and other ingredients were offset by the benefit of floating contracts on various beef products.  For 2008, we have entered into fixed price contracts for approximately 75% of our beef product volume with the remainder currently subject to fluctuating market prices.  We expect to face continued inflationary pressures in commodity costs in fiscal 2008, which may or may not be offset by additional menu price adjustments.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, increased to 28.0% in Q1 2008 from 27.5% in Q1 2007.  This increase was primarily attributable to higher average hourly wage rates resulting from several state-mandated increases in minimum and tip wage rates throughout 2007 and restaurants opened in Q1 2008 and the latter part of fiscal 2007 as we generally incur higher labor costs, as a percentage of restaurant sales, during the first few months after the opening of a new restaurant. In addition, this increase was partially offset by the impact of menu price increases as discussed above.  We anticipate our labor costs will continue to be pressured by inflation, which is primarily caused by federal- and state-mandated increases in minimum and tip wages rates.  These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, was flat with the prior year at 1.6%.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, was flat with the prior year at 15.9% as lower managing partner and market partner bonuses, as a percentage of restaurant sales, were offset by higher utility costs and supply expenses.

Restaurant Pre-opening Expenses.   Pre-opening expenses decreased to $2.8 million in Q1 2008 from $3.6 million in Q1 2007.   This decrease is primarily due to fewer restaurants being opened in Q1 2008 compared to Q1 2007.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, increased to 4.0% in Q1 2008 from 3.7% in Q1 2007. This increase was primarily related to capital spending on new restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses increased to 0.3% in Q1 2008 due to lease reserve charges incurred in conjunction with the closure of a restaurant in Q1 2008.  In the fourth quarter of fiscal 2007, an impairment charge was incurred relating to this restaurant.  No impairment or closure costs were incurred in Q1 2007.

General and Administrative Expenses.  G&A, as a percentage of total revenue, was flat with the prior year at 4.7%.  While we did achieve leverage on several expense items, higher share-based compensation costs combined with negative average unit volume growth prevented overall leverage on G&A.  The higher share-based compensation costs were a result of the renewals of certain executive employment contracts at the beginning of 2008.

Interest Expense, Net.   Interest expense increased to $0.6 million in Q1 2008 from $0.2 million in Q1 2007.  This increase was primarily due to increased borrowings under our credit facility, partially offset by lower interest rates.  The increased borrowings were primarily related to franchise restaurant acquisitions.

Income Tax Expense.   We account for income taxes in accordance with Statement of Financial Accounting Standards  (“SFAS”) No. 109, Accounting for Income Taxes.  Our effective tax rate decreased to 35.0% in Q1 2008 from 36.2% in Q1 2007 primarily due to higher federal tax credits earned.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
	March 25, 2008	March 27, 2007

Net cash provided by operating activities	$26,084	$8,087
Net cash used in investing activities	(24,232)	(23,917)
Net cash provided by (used in) financing activities	4,757	(3,404)

Net increase (decrease) in cash	$6,609	$(19,234)

Net cash provided by operating activities was $26.1 million in Q1 2008 compared to $8.1 million in Q1 2007.  This increase was primarily due to a $8.8 million decrease in accounts receivable due to the timing of credit card settlements as fiscal year 2007 ended on a bank holiday, increases in other working capital and higher net income and depreciation.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital.  Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $24.2 million in Q1 2008 which was comparable to the $23.9 million in Q1 2007 primarily due to expected similar restaurant development for the full year of 2008 compared to the full year of 2007.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 25, 2008, there were 110 restaurants developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2008, we expect our capital expenditures to be approximately $100.0 million to $110.0 million, excluding any cash used for franchise acquisitions, substantially all of which will relate to planned restaurant openings. We continue to evaluate opportunities to acquire franchise restaurants under terms which would create value for us and our stockholders.  In accordance with this strategy, we completed the acquisitions of three franchise restaurants for an aggregate purchase price of approximately $8.7 million in the second quarter of 2008.  See note 12 to the condensed consolidated financial statements.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Net cash provided by financing activities was $4.8 million in Q1 2008 as compared to net cash used in financing activities of $3.4 million in Q1 2007.  This increase was primarily due to borrowings of $9.0 million under our credit facility in conjunction with the acquisitions of three franchise restaurants in the second quarter of 2008 as discussed above.  This increase was partially offset by share repurchases of $4.9 million.  On February 14, 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $25.0 million of Class A common stock.  Under this program, we may repurchase outstanding shares from time to time in open market transactions during the two-year period ending February 14, 2010.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

In Q1 2008, we paid distributions of $0.3 million to equity holders of five of our majority-owned company restaurants.  Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business.

On May 31, 2007, we amended and restated our existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank. The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on our leverage ratio.   The weighted-average interest rate for the revolver at March 25, 2008 and December 25, 2007 was 3.84% and 5.73%, respectively.  The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The new credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.   We are currently in compliance with such covenants.

At March 25, 2008, we had $72.0 million of outstanding borrowings under our credit facility and $174.4 million of availability net of $3.6 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $3.2 million with interest rates ranging from 4.35% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at March 25, 2008 was 4.10%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 25, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$75,151	$250	$498	$72,602	$1,801
Capital lease obligations	559	59	140	174	186
Interest (1)	2,033	362	631	490	550
Operating lease obligations	135,639	13,313	26,419	26,341	69,566
Capital obligations	87,185	87,185	—	—	—
Total contractual obligations (2)	$300,567	$101,169	$27,688	$99,607	$72,103

(1)        Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of March 25, 2008 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 3 of the condensed consolidated financial statements, can fluctuate daily.

(2)        This amount excludes $0.7 million of unrecognized tax benefits under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements are effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year

2008).  FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (our fiscal year 2009).  The implementation of SFAS 157 for financial assets and financial liabilities, effective December 26, 2007, did not have a material impact on our consolidated financial position, results of operations or cash flows.  We are currently assessing the impact of SFAS 157 for nonfinancial assets and liabilities on our consolidated financial position, results of operations or cash flows.   See note 10 of the condensed consolidated financial statements for additional fair value discussions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year.  The adoption of SFAS 159 has not had a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase;  and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (our fiscal year 2009).  We are currently evaluating the impact SFAS 141R will have on any potential future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (our fiscal year 2009).  We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At March 25, 2008, there was $72.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over the London Interbank Offered Rate.   Our various other notes payable totaled $3.2 million at March 25, 2008 and had fixed rates ranging from 4.35% to 10.80%.  Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On March 26, 2007, a civil case styled as a class action complaint titled Nicole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 (“Ehrheart”), Case Number CA 07-54, was filed against us in the United States District Court for the Western District of Pennsylvania Erie Division.  The case alleges liability under the Fair and Accurate Credit Transactions Act (“FACTA”) based on the alleged practice of unlawfully including more information than is permitted on the electronically printed credit or debit card receipts provided to customers.  The plaintiff seeks monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice.  Statutory damages range from $100 to $1,000 for each willful violation.  While we have filed an answer to the complaint denying the material allegations of the complaint, discovery has not yet begun.

On July 20, 2007, a civil case styled as a class action complaint titled Mario Aliano v. Texas Roadhouse Holdings LLC and Does 1-10 (“Aliano”), Case Number 07cv4108, was filed against us in the United States District Court for the Northern District of Illinois Eastern Division.  The case alleges liability under FACTA.  The plaintiff seeks statutory damages of $100 to $1,000 per violation, attorney’s fees, litigation expenses and costs.  While we have filed an answer to the complaint denying the material allegations of the complaint, discovery has not yet begun.

We believe that we have meritorious defenses to the Ehrheart and Aliano claims, and we intend to vigorously defend against the claims, including the plaintiffs’ efforts to certify a nationwide class action.  We believe that neither case will have a material adverse effect on our business and our consolidated financial position, results of operations or cash flows.  However, if either court both granted class action status and imposed statutory penalties, the resolution of the case would be likely to have a material adverse effect on our business and our consolidated financial position, results of operation and cash flows.

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 25, 2007, under the heading “Special Note Regarding Forward-looking Statements” and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 14, 2008, the Company’s Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase up to $25.0 million of its Class A common stock during the two-year period ending February 14, 2010.

The following table includes information regarding purchases of our common stock made by us during the first quarter ended March 25, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 26 to January 22	—	—	—	—
January 23 to February 19	—	—	—	$25,000,000
February 20 to March 25	529,900	$9.24	529,900	$20,106,029

Total	529,900		529,900

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

TEXAS ROADHOUSE, INC.

Date: May 1, 2008	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: May 1, 2008	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)