Form 10-Q
period 2008-06-24
Texas Roadhouse, Inc.
filed 2008-08-01
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2008

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

The number of shares of Class A and Class B common stock outstanding were 66,761,757 and 5,265,376, respectively, on July 25, 2008.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 24, 2008	December 25, 2007
Assets
Current assets:
Cash and cash equivalents	$7,071	$11,564
Receivables, net of allowance for doubtful accounts of $5 at June 24, 2008 and $8 at December 25, 2007	10,432	18,303
Inventories, net	7,303	7,277
Prepaid expenses	2,548	3,646
Deferred tax assets	1,669	841
Total current assets	29,023	41,631
Property and equipment, net	425,997	390,378
Goodwill	108,153	101,856
Intangible asset, net	9,610	8,414
Other assets	4,012	3,750
Total assets	$576,795	$546,029

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$236	$302
Accounts payable	22,484	23,716
Deferred revenue — gift cards/certificates	15,915	32,088
Accrued wages	16,734	14,561
Income tax payable	3,125	721
Accrued taxes and licenses	8,705	6,439
Other accrued liabilities	10,304	10,432
Total current liabilities	77,503	88,259
Long-term debt and obligations under capital leases, excluding current maturities	93,592	66,482
Stock option and other deposits	5,201	4,916
Deferred rent	8,531	7,472
Deferred tax liabilities	2,983	4,900
Other liabilities	5,718	4,235
Total liabilities	193,528	176,264
Minority interest in consolidated subsidiaries	3,144	2,384
Stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 68,107,957 and 69,582,602 shares issued and outstanding at June 24, 2008 and December 25, 2007, respectively)	68	70
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	253,593	264,234
Retained earnings	126,457	103,072
Total stockholders’ equity	380,123	367,381
Total liabilities and stockholders’ equity	$576,795	$546,029

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007
Revenue:
Restaurant sales	$214,787	$178,129	$423,388	$353,573
Franchise royalties and fees	2,524	2,857	5,136	5,750

Total revenue	217,311	180,986	428,524	359,323

Costs and expenses:
Restaurant operating costs:
Cost of sales	74,774	62,250	148,360	123,347
Labor	61,804	50,282	120,246	98,579
Rent	3,601	2,846	6,890	5,631
Other operating	35,346	28,774	68,596	56,667
Pre-opening	3,212	3,102	6,038	6,685
Depreciation and amortization	9,066	7,230	17,612	13,875
Impairment and closure	31	—	734	—
General and administrative	12,437	11,600	22,308	19,937

Total costs and expenses	200,271	166,084	390,784	324,721

Income from operations	17,040	14,902	37,740	34,602

Interest expense, net	720	361	1,362	597
Minority interest	279	230	540	519
Equity income from investments in unconsolidated affiliates	70	93	139	190

Income before taxes	16,111	14,404	35,977	33,676
Provision for income taxes	5,639	5,147	12,592	12,123
Net income	$10,472	$9,257	$23,385	$21,553

Net income per common share:
Basic	$0.14	$0.12	$0.31	$0.29

Diluted	$0.14	$0.12	$0.31	$0.28

Weighted-average shares outstanding:
Basic	74,252	74,613	74,498	74,500

Diluted	75,996	76,912	76,220	76,879

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 24, 2008	June 26, 2007
Cash flows from operating activities:
Net income	$23,385	$21,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,612	13,875
Deferred income taxes	(2,745)	(1,745)
Loss on disposition of assets	394	112
Impairment and closure	611	—
Minority interest	540	519
Equity income from investments in unconsolidated affiliates	(139)	(190)
Distributions received from investments in unconsolidated affiliates	212	208
Provision for doubtful accounts	(3)	(16)
Share-based compensation expense	3,582	2,436
Changes in operating working capital:
Receivables	7,874	(257)
Inventories	58	(35)
Prepaid expenses	1,134	1,054
Other assets	(335)	146
Accounts payable	(1,452)	(517)
Deferred revenue — gift cards/certificates	(16,549)	(13,140)
Accrued wages	2,173	1,212
Excess tax benefits from share-based compensation	(260)	(1,479)
Prepaid income taxes and income taxes payable	2,664	(797)
Accrued taxes and licenses	2,266	861
Other accrued liabilities	(221)	(447)
Deferred rent	1,059	782
Other liabilities	872	1,582

Net cash provided by operating activities	$42,732	$25,717

Cash flows from investing activities:
Capital expenditures — property and equipment	(52,573)	(48,732)
Acquisitions of franchise restaurants, net of cash acquired	(8,173)	—
Proceeds from sale of property and equipment, including insurance proceeds	197	301

Net cash used in investing activities	$(60,549)	$(48,431)

Cash flows from financing activities:
Net proceeds from revolving credit facility	28,000	46,000
Proceeds from minority interest contributions and other	877	347
Distributions to minority interest holders	(613)	(591)
Excess tax benefits from share-based compensation	260	1,479
Repurchase shares of common stock	(15,095)	—
Proceeds from stock option and other deposits	389	478
Principal payments on long-term debt and capital lease obligations	(956)	(2,090)
Payments for debt issuance costs	—	(459)
Proceeds from exercise of stock options	462	1,557

Net cash provided by financing activities	$13,324	$46,721

Net (decrease)/increase in cash	(4,493)	24,007
Cash and cash equivalents — beginning of period	11,564	33,784
Cash and cash equivalents — end of period	$7,071	$57,791

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,672	$695
Income taxes	$12,673	$14,666

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”) and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp.”), as of and for the 13 and 26 weeks ended June 24, 2008 and June 26, 2007.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain other license and franchise restaurants.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 26 weeks ended June 24, 2008 are not necessarily indicative of the results that may be expected for the year ending December 30, 2008.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2007.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007

Labor expense	$618	$532	$1,168	$1,025
General and administrative expense	1,264	781	2,414	1,411
Total share-based compensation expense	$1,882	$1,313	$3,582	$2,436

A summary of share-based compensation activity by type of grant as of June 24, 2008 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 25, 2007	7,356,978	$9.11
Granted	—	—
Forfeited	(71,511)	11.87
Exercised	(149,555)	3.95
Outstanding at June 24, 2008	7,135,912	$9.19	5.95	$16,893

Exercisable at June 24, 2008	5,737,711	$8.33	5.43	$16,329

No stock options were granted during the 26 weeks ended June 24, 2008.  The weighted-average grant date fair value of options granted during the 13 and 26 weeks ended June 26, 2007 were $5.34 and $5.31, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	13 Weeks Ended	26 Weeks Ended
	June 26, 2007	June 26, 2007

Risk-free interest rate	4.55%	4.58%
Expected term (years)	3.0 – 5.0	3.0 – 5.0
Expected volatility	35.2%	35.5%
Expected dividend yield	0.0%	0.0%

The total intrinsic value of options exercised during the 13 weeks ended June 24, 2008 and June 26, 2007 was $0.5 million and $1.8 million, respectively.  The total intrinsic value of options exercised during the 26 weeks ended June 24, 2008 and June 26, 2007 was $1.1 million and $5.0 million, respectively.   As of June 24, 2008, with respect to unvested stock options, there was $2.8 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.0 year.  The total grant date fair value of stock options vested for both 13 week periods ended June 24, 2008 and June 26, 2007 was $1.1 million and $1.2 million, respectively, and for the 26 week periods ended June 24, 2008 and June 26, 2007 was $3.3 million and $2.4 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 25, 2007	—	$
Granted	939,482	10.58
Forfeited	(3,999)	9.92
Vested	—	—
Outstanding at June 24, 2008	935,483	$10.58

During the second quarter of 2008, the Company recorded pre-tax compensation expense in connection with these RSUs of $0.2 million in labor expense and $0.6 million in general and administrative expense.  For the 26 weeks ended June 24, 2008, the Company recorded pre-tax compensation expense in connection with these RSUs of $0.2 million in labor expense and $1.0 million in general and administrative expense.  As of June 24, 2008, with respect to unvested RSUs, there was $8.2 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.0 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.

In the fourth quarter of 2006, the Company awarded 36,000 restricted shares, at a weighted-average price of $14.55 per share, to two corporate office employees under the terms of the Plan.  The restricted shares vest after three years.  At June 24, 2008, the unrecognized compensation expense related to the restricted stock grants totaled approximately $0.2 million and will be recognized over the remaining vesting period.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	June 24, 2008	December 25, 2007
Installment loans, due 2008 – 2020	$2,282	$3,210
Obligations under capital leases	546	574
Revolver	91,000	63,000
	93,828	66,784
Less current maturities	236	302
	$93,592	$66,482

The weighted-average interest rate for installment loans outstanding at June 24, 2008 and December 25, 2007 was 10.50% and 9.95%, respectively.  The debt is secured by certain land, buildings and equipment.

On May 31, 2007, the Company amended and restated its existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank.  The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012.  The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on the Company’s leverage ratio.   The weighted-average interest rate for the revolver at June 24, 2008 and December 25, 2007 was 3.06% and 5.73%, respectively.  At June 24, 2008, the Company had $91.0 million outstanding under the credit facility and $155.8 million of availability, net of $3.2 million of outstanding letters of credit.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company).  The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS 162 to have a significant impact on its consolidated financial position, results of operations or cash flows.

(5)           Commitments and Contingencies

The estimated cost of completing capital project commitments at June 24, 2008 and December 25, 2007 was approximately $86.7 million and $90.0 million, respectively.

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

On March 26, 2007, a civil case styled as a class action complaint titled Nicole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 (“Ehrheart”), Case Number CA 07-54, was filed against the Company in the United States District Court for the Western District of Pennsylvania Erie Division.  On July 20, 2007, a civil case styled as a class action complaint titled Mario Aliano v. Texas Roadhouse Holdings LLC and Does 1-10 (“Aliano”), Case Number 07cv4108, was filed against the Company in the United States District Court for the Northern District of Illinois Eastern Division.  Both suits allege that the Company willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) based on the alleged practice of unlawfully including more information than is permitted on the electronically printed credit or debit card receipts provided to customers.  Plaintiffs seek monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice.  On April 7, 2008, Ehrheart and Aliano were consolidated by the United States Judicial Panel on Multidistrict Litigation in the United States District Court for the Northern District of Illinois as Case Number 1:08-cv-2362, styled In re: Texas Roadhouse FACTA Litigation, MDL No. 1927 (the “MDL Action”).  While the Company has denied plaintiffs’ material allegations, discovery has not yet begun.  Statutory damages range from $100 to $1,000 for each willful violation of FACTA, and actual damages are available to plaintiffs for each negligent violation of FACTA.

On June 3, 2008, the Credit and Debit Card Receipt Clarification Act (the “FACTA Clarification Act”) became effective, providing that any merchant who printed a credit card’s expiration date on a receipt issued to a consumer between FACTA’s effective date and the FACTA Clarification Act’s effective date cannot be found to have willfully violated FACTA as long as the merchant otherwise complied with FACTA and the Fair Credit Reporting Act.

The Company believes that it has meritorious defenses to the claims raised in the MDL Action, and it intends to vigorously defend against the claims, including plaintiffs’ efforts to certify a nationwide class action.  The Company believes that neither case will have a material adverse effect on its business and its consolidated financial position, results of operations or cash flows.

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

(6)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for each of the 13 week periods ended June 24, 2008 and June 26, 2007.  For the 26 weeks ended June 24, 2008 and June 26, 2007, rent payments were $0.1 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz, the Company’s Chief Operating Officer, beneficially owns 66.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.  Rent is approximately $15,000 per month for the first five years of the lease and escalates 10% each five year period during the term.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $45,000 for each of the 13 week periods ended June 24, 2008 and June 26, 2007.   For the 26 weeks ended June 24, 2008 and June 26, 2007, rent payments were $0.1 million.

 The Company had 14 franchise and license restaurants owned, in whole or part, by certain officers, directors or 5% shareholders of the Company at June 24, 2008 and June 26, 2007. These entities paid the Company fees of approximately $0.5 million during each of the 13 week periods ended June 24, 2008 and June 26, 2007, respectively.  For the 26 weeks ended June 24, 2008 and June 26, 2007, these entities paid the Company fees of approximately $1.1 million.  As disclosed in note 5, the Company is contingently liable on leases which are related to three of these restaurants.

From 2000 to December 2007, the Company employed Juli Miller Hart, who, during 2007, was the wife of G.J. Hart, the Company’s President and Chief Executive Officer. Ms. Hart did not report to Mr. Hart.  In December 2007, Ms. Hart’s status changed from employee to consultant.

(7)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options, RSUs and restricted stock awards outstanding from the Plan.  For the 13 and 26 weeks ended June 24, 2008, options to purchase 3,228,176 and 3,194,376 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the 13 and 26 weeks ended June 26, 2007, options to purchase 2,005,858 and 2,045,858 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect

The following table sets forth the calculation of weighted-average shares outstanding as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007
Net income	$10,472	$9,257	$23,385	$21,553

Basic EPS:
Weighted-average common shares outstanding	74,252	74,613	74,498	74,500

Basic EPS	$0.14	$0.12	$0.31	$0.29

Diluted EPS:
Weighted-average common shares outstanding	74,252	74,613	74,498	74,500
Dilutive effect of stock options and restricted stock	1,744	2,299	1,722	2,379
Shares – diluted	75,996	76,912	76,220	76,879

Diluted EPS	$0.14	$0.12	$0.31	$0.28

(8)           Acquisitions

On March 26, 2008, the first day of the Company’s second fiscal quarter, the Company completed the acquisitions of three restaurants located in Kentucky and Missouri.  Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $8.7 million.  These acquisitions are consistent with the Company’s long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations.  Based on a purchase price of $8.4 million, including approximately $0.1 million of direct acquisition costs and net of the $0.3 million of cash acquired and the $35,000 charge related to Emerging Issues Task Force (“EITF”) Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), and the Company’s estimates of the fair value of net assets acquired, $6.5 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$84
Property and equipment, net	867
Goodwill	6,502
Intangible asset	1,579
Current liabilities	(675)

$8,357

If the acquisitions had been completed as of the beginning of the year ended December 25, 2007, pro forma revenue, net income and earnings per share would have been as follows:

	13 Weeks Ended		26 Weeks Ended
	June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007

Revenue	$217,311	$184,165	$431,838	$365,782
Net income	$10,472	$9,391	$23,506	$21,820
Basic EPS	$0.14	$0.13	$0.31	$0.29
Diluted EPS	$0.14	$0.12	$0.31	$0.28

As a result of these acquisitions, the Company incurred a charge of $35,000 and recorded an intangible asset relating to certain reacquired franchise rights of $1.6 million in accordance with EITF 04-1.  EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

The intangible asset of $1.6 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from ten to 16 years.  The Company recorded amortization expense relating to the intangible asset of approximately $31,000 for the 13 weeks ended June 24, 2008.  The Company expects the annual expense for each of the next five years to be $0.1 million.

On June 27, 2007, the first day of the Company’s third fiscal quarter, the Company completed the acquisitions of nine restaurants located in Indiana, Kentucky and Missouri.  Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $22.9 million.  In conjunction with these acquisitions, the Company acquired land and buildings leased by seven of the nine franchisees from parties related to those franchisees for an aggregate purchase price of approximately $12.1 million.  These acquisitions are consistent with the Company’s long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations.  Based on a purchase price of $33.1 million, including $0.2 million of direct acquisition costs and net of the $1.6 million of cash acquired and the $0.5 million charge related to EITF 04-1 and the Company’s estimates of the fair value of net assets acquired, $15.0 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been allocated as follows:

Current assets	$427
Property and equipment, net	15,629
Goodwill	15,026
Intangible asset	4,064
Other assets	12
Current liabilities	(2,078)
Other liabilities	(18)

$33,062

If the acquisitions had been completed as of the beginning of the year ended December 25, 2007, pro forma revenue, net income and earnings per share would have been as follows:

	13 Weeks Ended	26 Weeks Ended
	June 26, 2007	June 26, 2007

Revenue	$189,283	$376,312
Net income	$9,506	$22,118
Basic EPS	$0.13	$0.30
Diluted EPS	$0.12	$0.29

As a result of these acquisitions, the Company incurred a charge of $0.5 million and recorded an intangible asset relating to certain reacquired franchise rights of $4.1 million in accordance with EITF 04-1.

The intangible asset of $4.1 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from nine to 18 years.  The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million and $0.2 million for the 13 and 26 weeks ended June 24, 2008, respectively.  The Company expects the annual expense for each of the next five years to be $0.3 million.

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

The adoption of FIN 48 on December 27, 2006 did not result in any change to the Company’s unrecognized tax benefits.  The Company’s gross unrecognized tax benefits were $0.7 million at June 24, 2008 and December 25, 2007.  In addition, activity related to the Company’s unrecognized tax benefits was not material during the 26 weeks ended June 24, 2008.  The Company, consistent with its existing policy, recognizes both interest and penalties on recognized tax benefits as part of income tax expense.  As of June 24, 2008 and December 25, 2007, the total amount of accrued penalties and interest was $0.2 million.  Included in the balance of total unrecognized tax benefits at June 24, 2008 are potential benefits of $0.1 million, which, if recognized, would affect the effective tax rate on income before taxes.

All entities for which unrecognized tax benefits exist as of June 24, 2008 possess a December tax year-end.  As a result, as of June 24, 2008, the tax years ended December 28, 2004, December 27, 2005, December 26, 2006 and December 25, 2007 remain subject to examination by tax jurisdictions.  As of June 24, 2008, no audits were in process by a tax jurisdiction that, if completed during the next 12 months, would be expected to result in a material change to the Company’s unrecognized tax benefits.  Additionally, as of June 24, 2008, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 30, 2008.

(10)  Fair Value Measurement

On December 26, 2007, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

As of June 24, 2008, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of the Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the “Deferred Compensation Plan”).  The Deferred Compensation Plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Company reports the accounts of the rabbi trust in its condensed consolidated financial statements. At June 24, 2008, investments totaling $2.0 million are included within other assets and offsetting obligations of $1.9 million are included within other liabilities on the condensed consolidated balance sheet. These investments are considered trading securities and are reported at fair value based on third-party broker statements which represents level 2 in the SFAS 157 fair value hierarchy. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in general and administrative expense on the condensed consolidated statements of income.

(11)  Stock Repurchase Program

On February 14, 2008, the Company’s Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase up to $25.0 million of its Class A common stock.  Under this program, the Company may repurchase outstanding shares of its Class A common stock from time to time in open market transactions during the two-year period ending February 14, 2010.  The timing and the amount of any repurchases will be determined by management of the Company under parameters established by its Board of Directors, based on its evaluation of the Company’s stock price, market conditions and other corporate considerations.  See note 12.

For the 13 weeks ended June 24, 2008, the Company paid approximately $10.2 million to repurchase 1,094,300 shares at an average price of $9.29 per share.   For the 26 weeks ended June 24, 2008, the Company paid approximately $15.1 million to repurchase 1,624,200 shares at an average price of $9.27 per share.

(12)  Subsequent Events

On July 8, 2008, the Company’s Board of Directors approved a $50.0 million increase in the Company’s stock repurchase program.  The Company’s total stock repurchase authorization increased to $75.0 million.

Effective July 23, 2008, the Company completed the acquisitions of nine franchise restaurants located in Tennessee.  Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $10.6 million.  The Company expects to complete its purchase price allocation related to this transaction in the third quarter of 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 24, 2008, there were 300 Texas Roadhouse restaurants operating in 44 states, including:

•  222 “company restaurants,” of which 213 were wholly-owned and nine were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

• 78 “franchise restaurants,” of which 75 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 18 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as four additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in seven of the nine majority-owned company restaurants, and (ii) 65 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 24, 2008 and June 26, 2007 are referred to as Q2 2008 and Q2 2007, respectively, and the 26 weeks ended June 24, 2008 and June 26, 2007 are referred to as 2008 YTD and 2007 YTD, respectively.

Long-term Strategies to Grow Earnings Per Share

Our long-term strategies with respect to increasing net income and earnings per share include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing and new domestic and international markets. We will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base.

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

Stock Repurchase Program.  We continue to look at opportunities to repurchase our Class A common stock at favorable market prices under our stock repurchase program.  Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our Class A common stock.

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

Minority Interest.   Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at June 24, 2008 included ten majority-owned restaurants, nine of which were open and one of which was under construction.  Our consolidated subsidiaries at June 26, 2007 included ten majority-owned restaurants, five of which were open.

Equity Income from Unconsolidated Affiliates.   We own a 5.0% to 10.0% equity interest in 18 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 24, 2008		June 26, 2007		June 24, 2008		June 26, 2007
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	214,787	98.8	178,129	98.4	423,388	98.8	353,573	98.4
Franchise royalties and fees	2,524	1.2	2,857	1.6	5,136	1.2	5,750	1.6

Total revenue	217,311	100.0	180,986	100.0	428,524	100.0	359,323	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	74,774	34.8	62,250	34.9	148,360	35.0	123,347	34.9
Labor	61,804	28.8	50,282	28.2	120,246	28.4	98,579	27.9
Rent	3,601	1.7	2,846	1.6	6,890	1.6	5,631	1.6
Other operating	35,346	16.5	28,774	16.2	68,596	16.2	56,667	16.0
(As a percentage of total revenue)
Pre-opening	3,212	1.5	3,102	1.7	6,038	1.4	6,685	1.9
Depreciation and amortization	9,066	4.2	7,230	4.0	17,612	4.1	13,875	3.9
Impairment and closure	31	NM	—	—	734	0.2	—	—
General and administrative	12,437	5.7	11,600	6.4	22,308	5.2	19,937	5.5

Total costs and expenses	200,271	92.2	166,084	91.8	390,784	91.2	324,721	90.4
Income from operations	17,040	7.8	14,902	8.2	37,740	8.8	34,602	9.6
Interest expense, net	720	0.3	361	0.2	1,362	0.3	597	0.2
Minority interest	279	0.1	230	0.1	540	0.1	519	0.1
Equity income from investments in unconsolidated affiliates	70	NM	93	0.1	139	NM	190	0.1

Income before taxes	16,111	7.4	14,404	8.0	35,977	8.4	33,676	9.4
Provision for income taxes	5,639	2.6	5,147	2.8	12,592	2.9	12,123	3.4
Net income	10,472	4.8	9,257	5.2	23,385	5.5	21,553	6.0

NM – Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 25, 2007	204	81	285
Openings	16	—	16
Acquisitions (Dispositions)	3	(3)	—
Closures	(1)	—	(1)

Balance at June 24, 2008	222	78	300

Q2 2008 (13 weeks) Compared to Q2 2007 (13 weeks) and 2008 YTD (26 weeks) Compared to 2007 YTD (26 weeks)

Restaurant Sales.   Restaurant sales increased by 20.6% in Q2 2008 as compared to Q2 2007 and by 19.7% in 2008 YTD as compared to 2007 YTD.  These increases were primarily attributable to the opening of new restaurants and the acquisitions of franchise restaurants, partially offset by a decrease in comparable restaurant sales and average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	Q2 2008	Q2 2007	2008 YTD	2007 YTD

Store weeks	2,805	2,278	5,472	4,439
Comparable restaurant sales growth	(0.3)%	1.9%	(0.7)%	1.5%
Average unit volume (in thousands)	$995	$1,012	$2,017	$2,063

The amounts in the table above include the impact of increased menu pricing of approximately 1.5% implemented in May and June 2008 and 1.1% implemented during January and February 2008 in response to continued inflationary pressures.  We will continue to evaluate the need for and test further menu price increases as we assess the current inflationary environment.

On the first day of Q2 2008, we acquired three franchise restaurants.  On an on-going annual basis, we estimate these acquisitions will be accretive to diluted earnings per share by approximately $0.005.  In both Q2 2008 and 2008 YTD, restaurant sales included $3.3 million from the three acquired franchise restaurants.  On June 27, 2007, we acquired nine franchise restaurants.  On an on-going annual basis, we estimate these acquisitions will be accretive to diluted earnings per share by approximately $0.015.  In Q2 2008 and 2008 YTD, restaurant sales included $8.6 million and $17.6 million, respectively, from the nine acquired franchise restaurants.  For comparative purposes, average unit volume for Q2 2007 and 2007 YTD was adjusted to reflect restaurant sales of these acquired franchise restaurants as part of company-owned restaurants average unit volume.

Subsequent to Q2 2008, we acquired nine franchise restaurants.  On a 12-month basis, the acquisitions are expected to add approximately $31.0 million of net revenue and approximately $0.003 per diluted share to earnings.

Franchise Royalties and Fees.   Franchise royalties and fees decreased by $0.3 million, or by 11.7%, in Q2 2008 from Q2 2007 and by $0.6 million, or by 10.7%, in 2008 YTD from 2007 YTD.  These decreases were primarily attributable to the loss of royalties associated with the nine franchise restaurants acquired at the beginning of the third quarter of fiscal 2007 and the three franchise restaurants acquired at the beginning of the second quarter of fiscal 2008 and a decrease in comparable restaurant sales, partially offset by increasing royalty rates in conjunction with the renewal of certain franchise agreements.  The acquired franchise restaurants generated approximately $0.4 million and $0.8 million in franchise royalties in Q2 2007 and 2007 YTD, respectively.  Franchise comparable restaurant sales decreased 2.3% in Q2 2008.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 34.8% in Q2 2008 from       34.9% in Q2 2007 and increased to 35.0% in 2008 YTD from 34.9% in 2007 YTD.  The decrease in Q2 2008 was primarily attributable to the benefit of floating contracts on various beef products and menu price increases discussed above, offset by higher commodity costs on food items, such as wheat and oil-based ingredients, and dairy costs.  For 2008 YTD, the benefit of floating contracts on various beef products and menu price increases were more than offset by higher commodity costs on food items, such as bread mix, shortening, oil-based ingredients and dairy costs.  Through 2008 YTD, we held fixed price contracts for approximately 75% of our beef product volume with the remainder subject to fluctuating market prices.  Subsequent to the end of Q2 2008, we entered into fixed contracts for the portion of our beef product volume that had been subject to fluctuating market prices.  Currently, we have fixed price contracts for 100% of our beef product volume for 2008.  For 2008, we remain subject to fluctuating market pricing for commodities representing approximately 20% of our overall restaurant cost of sales.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, increased to 28.8% in Q2 2008 from 28.2% in Q2 2007 and to 28.4% in 2008 YTD from 27.9% in 2007 YTD.  These increases were primarily attributable to higher labor costs associated with restaurants opened in 2008 YTD and the latter part of fiscal 2007 and higher average wage rates combined with negative average unit volume growth, partially offset by menu price increases discussed above.  We generally incur higher labor costs, as a percentage of restaurant sales, during the first few months after the opening of a new restaurant.   Higher average hourly wage rates resulted from several state-mandated increases in minimum and tip wage rates throughout 2007.  We anticipate our labor costs will continue to be pressured by inflation, which is primarily caused by federal- and state-mandated increases in minimum and tip wages rates.  These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, increased to 1.7% in Q2 2008 from 1.6% in Q2 2007 and was flat at 1.6% from 2008 YTD to 2007 YTD.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, increased to 16.5% in Q2 2008 from 16.2% in Q2 2007 and to 16.2% in 2008 YTD from 16.0% in 2007 YTD.  These increases were primarily attributable to higher utility costs combined with negative average unit volume growth, offset by lower credit card charges.  In addition, lower managing partner and market partner bonuses, as a percentage of restaurant sales, further offset the increase in 2008 YTD.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $3.2 million in Q2 2008 from $3.1 million in Q2 2007 and decreased to $6.0 million 2008 YTD from $6.7 million 2007 YTD.   The increase in Q2 2008 was primarily due to more restaurants being opened in Q2 2008 compared to Q2 2007.  The decrease in 2008 YTD was primarily due to fewer restaurants being in the development pipeline in fiscal 2008 compared to fiscal 2007.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, increased to 4.2% in Q2 2008 from 4.0% in Q2 2007 and to 4.1% 2008 YTD from 3.9% 2007 YTD.  These increases were primarily related to capital spending on new restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses increased to $31,000 in Q2 2008 and $0.7 million in 2008 YTD.  These increases were due to lease reserve and other charges incurred in conjunction with the closure of a restaurant in the first quarter of fiscal 2008.  In the fourth quarter of fiscal 2007, an impairment charge was incurred relating to this restaurant.  No impairment or closure costs were incurred in Q2 2007.

General and Administrative Expenses.  G&A, as a percentage of total revenue, decreased to 5.7% in Q2 2008 from 6.4% in Q2 2007 and 5.2% in 2008 YTD from 5.5% in 2007 YTD.  These decreases were primarily due to lower costs associated with our annual managing partner conference in Q2 2008 versus Q2 2007, offset by higher share-based compensation costs combined with negative average unit volume growth.  Annual costs associated with our managing partner conference were approximately $1.0 million less in 2008 YTD as compared to 2007 YTD as a result of a late change in the location of the 2007 annual conference, which resulted in higher costs.  The higher share-based compensation costs were a result of the renewals of certain executive employment contracts at the beginning of 2008.

Interest Expense, Net.   Interest expense increased to $0.7 million in Q2 2008 from $0.4 million in Q2 2007 and $1.4 million in 2008 YTD from $0.6 million in 2007 YTD.  These increases were primarily due to increased borrowings under our credit facility, partially offset by lower interest rates.  The increased borrowings were primarily related to franchise restaurant acquisitions and stock repurchases under our stock repurchase program.

Income Tax Expense.   We account for income taxes in accordance with Statement of Financial Accounting Standards  (“SFAS”) No. 109, Accounting for Income Taxes.  Our effective tax rate decreased to 35.0% in Q2 2008 from 35.7% in Q2 2007 and in 2008 YTD to 35.0% from 36.0% in 2007 YTD.  These decreases are primarily attributable to higher federal tax credits earned.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
	June 24, 2008	June 26, 2007

Net cash provided by operating activities	$42,732	$25,717
Net cash used in investing activities	(60,549)	(48,431)
Net cash provided by financing activities	13,324	46,721

Net (decrease) increase in cash	$(4,493)	$24,007

Net cash provided by operating activities was $42.7 million in Q2 2008 compared to $25.7 million in Q2 2007.  This increase was primarily due to an $8.7 million decrease in accounts receivable due to the timing of credit card settlements as fiscal year 2007 ended on a bank holiday, higher net income and depreciation and increases in other working capital.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital.  Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $60.6 million in Q2 2008 compared to the $48.4 million in Q2 2007.  This increase was primarily due to the $8.7 million use of cash associated with the acquisitions of three franchise restaurants in Q2 2008.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 24, 2008, there were 112 restaurants developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2008, we expect our capital expenditures to be approximately $100.0 million to $110.0 million, excluding any cash used for franchise acquisitions, substantially all of which will relate to planned restaurant openings. We continue to evaluate opportunities to acquire franchise restaurants under terms which would create value for us and our stockholders.  In accordance with this strategy, we completed the acquisitions of nine franchise restaurants for an aggregate purchase price of approximately $10.6 million during the third quarter of 2008.  See note 12 to the condensed consolidated financial statements.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.

Net cash provided by financing activities was $13.3 million in Q2 2008 as compared to $46.7 million in Q2 2007.  This decrease was primarily due to reduced borrowings under our credit facility and stock repurchases of $15.1 million in fiscal 2008.  The reduced borrowings under our credit facility are due to borrowings of $36.0 million in conjunction with the acquisitions of nine franchise restaurants in the third quarter of fiscal 2007 compared to borrowings of approximately $15.0 million in conjunction with stock repurchases in fiscal 2008 and $9.0 million in conjunction with the acquisitions of three franchise restaurants in Q2 2008.  On February 14, 2008, our Board of Directors approved a stock repurchase program to repurchase up to $25.0 million of Class A common stock.  Under this program, we may repurchase outstanding shares from time to time in open market transactions during the two-year period ending February 14, 2010.  On July 8, 2008, our Board of Directors approved a $50.0 million increase in the Company’s stock repurchase program, thereby increasing the Company’s total stock repurchase authorization to $75.0 million.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

In Q2 2008, we paid distributions of $0.6 million to equity holders of nine of our majority-owned company restaurants.  Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business.

On May 31, 2007, we amended and restated our existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank. The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on our leverage ratio.   The weighted-average interest rate for the revolver at June 24, 2008 and December 25, 2007 was 3.06% and 5.73%, respectively.  The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The new credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 24, 2008.

At June 24, 2008, we had $91.0 million of outstanding borrowings under our credit facility and $155.8 million of availability net of $3.2 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $2.3 million with interest rates ranging from 4.35% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at June 24, 2008 was 3.24%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 24, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$93,282	$175	$334	$91,412	$1,361
Capital lease obligations	546	61	144	179	162
Interest (1)	1,637	288	504	390	455
Operating lease obligations	150,249	14,397	28,693	28,481	78,678
Capital obligations	86,723	86,723	—	—	—
Total contractual obligations (2)	$332,437	$101,644	$29,675	$120,462	$80,656

(1)         Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of June 24, 2008 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 3 of the condensed consolidated financial statements, can fluctuate daily.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year.  The adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect the adoption of SFAS 162 to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At June 24, 2008, there was $91.0 million outstanding under our revolving line of credit which bears interest at approximately 0.50% to 0.875% (depending on our leverage ratios) over the London Interbank Offered Rate.   Our various other notes payable totaled $2.3 million at June 24, 2008 and had fixed rates ranging from 4.35% to 10.80%.  Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On March 26, 2007, a civil case styled as a class action complaint titled Nicole M. Ehrheart v. Texas Roadhouse, Inc. and Does 1 through 10 (“Ehrheart”), Case Number CA 07-54, was filed against us in the United States District Court for the Western District of Pennsylvania Erie Division.  On July 20, 2007, a civil case styled as a class action complaint titled Mario Aliano v. Texas Roadhouse Holdings LLC and Does 1-10 (“Aliano”), Case Number 07cv4108, was filed against us in the United States District Court for the Northern District of Illinois Eastern Division.  Both suits allege that we willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) based on the alleged practice of unlawfully including more information than is permitted on the electronically printed credit or debit card receipts provided to customers.  Plaintiffs seek monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice.  On April 7, 2008, Ehrheart and Aliano were consolidated by the United States Judicial Panel on Multidistrict Litigation in the United States District Court for the Northern District of Illinois as Case Number 1:08-cv-2362, styled In re: Texas Roadhouse FACTA Litigation, MDL No. 1927 (the “MDL Action”).  While we have denied plaintiffs’ material allegations, discovery has not yet begun.  Statutory damages range from $100 to $1,000 for each willful violation of FACTA, and actual damages are available to plaintiffs for each negligent violation of FACTA.

On June 3, 2008, the Credit and Debit Card Receipt Clarification Act (the “FACTA Clarification Act”) became effective, providing that any merchant who printed a credit card’s expiration date on a receipt issued to a consumer between FACTA’s effective date and the FACTA Clarification Act’s effective date cannot be found to have willfully violated FACTA as long as the merchant otherwise complied with FACTA and the Fair Credit Reporting Act.

We believe that we have meritorious defenses to the claims raised in the MDL Action, and we intend to vigorously defend against the claims, including plaintiffs’ efforts to certify a nationwide class action.  We believe that neither case will have a material adverse effect on our business and our consolidated financial position, results of operations or cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 14, 2008, our Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase up to $25.0 million of its Class A common stock during the two-year period ending February 14, 2010.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended June 24, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 26 to April 22	15,000	$9.50	15,000	$19,963,529
April 23 to May 20	—	—	—	$19,963,529
May 21 to June 24	1,079,300	$9.29	1,079,300	$9,937,183
Total	1,094,300		1,094,300

On July 8, 2008, our Board of Directors approved a $50.0 million increase in our stock repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 22, 2008, at the Annual Meeting of Stockholders, the stockholders took the following actions:

1.               Elected all directors designated in the proxy statement dated April 11, 2008, as follows:

	Number of Votes
	For	Withheld

James R. Ramsey	115,392,394	557,721
James R. Zarley	115,390,255	559,860

Directors whose terms continued after the Annual Meeting of Stockholders are as follows: G.J. Hart, Martin T. Hart, Gregory N. Moore, James F. Parker and W. Kent Taylor.

2.     Ratified the audit committee’s selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 30, 2008:  115,505,505 votes cast for, 409,454 votes cast against and 35,154 abstained.

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

TEXAS ROADHOUSE, INC.

Date: August 1, 2008	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: August 1, 2008	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)