Form 10-Q
period 2008-09-23
Texas Roadhouse, Inc.
filed 2008-10-31
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer.” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No   ☒.

The number of shares of Class A and Class B common stock outstanding  were 64,834,808 and 5,265,376, respectively, on October 24, 2008.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 23, 2008	December 25, 2007
Assets
Current assets:
Cash and cash equivalents	$13,719	$11,564
Receivables, net of allowance for doubtful accounts of $208 at September 23, 2008 and $8 at December 25, 2007	10,999	18,303
Inventories, net	7,737	7,277
Prepaid expenses	2,068	3,646
Deferred tax assets	907	841
Total current assets	35,430	41,631
Property and equipment, net	440,865	390,378
Goodwill	115,742	101,856
Intangible asset, net	12,765	8,414
Other assets	4,075	3,750
Total assets	$608,877	$546,029

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$232	$302
Accounts payable	22,989	23,716
Deferred revenue — gift cards/certificates	13,692	32,088
Accrued wages	15,759	14,561
Income tax payable	479	721
Accrued taxes and licenses	10,299	6,439
Other accrued liabilities	12,257	10,432
Total current liabilities	75,707	88,259
Long-term debt and obligations under capital leases, excluding current maturities	151,537	66,482
Stock option and other deposits	5,133	4,916
Deferred rent	9,179	7,472
Deferred tax liabilities	2,058	4,900
Other liabilities	5,177	4,235
Total liabilities	248,791	176,264
Minority interest in consolidated subsidiaries	2,743	2,384
Stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 64,872,166 and 69,582,602 shares issued and outstanding at September 23, 2008 and December 25, 2007, respectively)	65	70
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	222,172	264,234
Retained earnings	135,101	103,072
Total stockholders’ equity	357,343	367,381
Total liabilities and stockholders’ equity	$608,877	$546,029

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 23, 2008	September 25, 2007	September 23, 2008	September 25, 2007
Revenue:
Restaurant sales	$215,739	$186,879	$639,127	$540,452
Franchise royalties and fees	1,996	2,575	7,132	8,325

Total revenue	217,735	189,454	646,259	548,777

Costs and expenses:
Restaurant operating costs:
Cost of sales	76,845	65,850	225,205	189,197
Labor	63,750	53,702	183,996	152,281
Rent	4,248	2,913	11,138	8,544
Other operating	36,772	29,600	105,368	86,267
Pre-opening	2,935	2,616	8,973	9,301
Depreciation and amortization	9,444	8,028	27,056	21,903
Impairment and closure	43	—	777	—
General and administrative	10,277	9,552	32,585	29,489

Total costs and expenses	204,314	172,261	595,098	496,982

Income from operations	13,421	17,193	51,161	51,795

Interest expense, net	974	830	2,336	1,427
Minority interest	(58)	98	482	617
Equity income from investments in unconsolidated affiliates	(45)	(66)	(184)	(256)

Income before taxes	12,550	16,331	48,527	50,007
Provision for income taxes	3,906	5,779	16,498	17,902
Net income	$8,644	$10,552	$32,029	$32,105

Net income per common share:
Basic	$0.12	$0.14	$0.43	$0.43

Diluted	$0.12	$0.14	$0.43	$0.42

Weighted-average shares outstanding:
Basic	71,947	74,729	73,649	74,556

Diluted	73,303	76,794	75,242	76,846

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 23, 2008	September 25, 2007
Cash flows from operating activities:
Net income	$32,029	$32,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,056	21,903
Deferred income taxes	(2,908)	(1,386)
Loss on disposition of assets	827	140
Impairment and closure	611	—
Minority interest	482	617
Equity income from investments in unconsolidated affiliates	(184)	(256)
Distributions received from investments in unconsolidated affiliates	302	303
Provision for doubtful accounts	200	(16)
Share-based compensation expense	5,578	3,871
Changes in operating working capital:
Receivables	7,104	891
Inventories	(112)	(147)
Prepaid expenses	1,614	1,338
Other assets	(443)	(237)
Accounts payable	(2,621)	(526)
Deferred revenue — gift cards/certificates	(19,040)	(14,954)
Accrued wages	621	1,103
Excess tax benefits from share-based compensation	(2,930)	(1,661)
Prepaid income taxes and income taxes payable	2,688	233
Accrued taxes and licenses	3,716	1,702
Other accrued liabilities	1,622	319
Deferred rent	1,707	1,037
Other liabilities	331	1,691

Net cash provided by operating activities	$58,250	$48,070

Cash flows from investing activities:
Capital expenditures — property and equipment	(75,413)	(76,673)
Acquisitions of franchise restaurants, net of cash acquired	(18,405)	(32,976)
Proceeds from sale of property and equipment, including insurance proceeds	289	433

Net cash used in investing activities	$(93,529)	$(109,216)

Cash flows from financing activities:
Net proceeds from revolving credit facility	86,000	41,000
Proceeds from minority interest contributions and other	878	982
Distributions to minority interest holders	(957)	(850)
Excess tax benefits from share-based compensation	2,930	1,661
Repurchase shares of common stock	(52,578)	—
Proceeds from stock option and other deposits	321	783
Principal payments on long-term debt and capital lease obligations	(1,015)	(2,159)
Payments for debt issuance costs	—	(459)
Proceeds from exercise of stock options	1,855	1,740

Net cash provided by financing activities	$37,434	$42,698

Net increase/(decrease) in cash	2,155	(18,448)
Cash and cash equivalents — beginning of period	11,564	33,784
Cash and cash equivalents — end of period	$13,719	$15,336

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$2,540	$1,562
Income taxes	$16,753	$19,055

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”) and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp.”), as of and for the 13 and 39 weeks ended September 23, 2008 and September 25, 2007.  The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain other license and franchise restaurants.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 39 weeks ended September 23, 2008 are not necessarily indicative of the results that may be expected for the year ending December 30, 2008.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2007.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 23, 2008	September 25, 2007	September 23, 2008	September 25, 2007

Labor expense	$702	$583	$1,870	$1,608
General and administrative expense	1,294	851	3,708	2,263
Total share-based compensation expense	$1,996	$1,434	$5,578	$3,871

A summary of share-based compensation activity by type of grant as of September 23, 2008 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 25, 2007	7,356,978	$9.11
Granted	—	—
Forfeited	(84,617)	12.40
Exercised	(994,471)	1.95
Outstanding at September 23, 2008	6,277,890	$10.20	6.27	$9,353

Exercisable at September 23, 2008	5,302,100	$9.59	5.92	$9,326

No stock options were granted during the 39 weeks ended September 23, 2008.  The weighted-average grant date fair value of options granted during the 13 and 39 weeks ended September 25, 2007 were $3.92 and $4.77, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	13 Weeks Ended	39 Weeks Ended
	September 25, 2007	September 25, 2007

Risk-free interest rate	4.52%	4.56%
Expected term (years)	3.0 – 5.0	3.0 – 5.0
Expected volatility	35.9%	35.6%
Expected dividend yield	0.0%	0.0%

The total intrinsic value of options exercised during the 13 weeks ended September 23, 2008 and September 25, 2007 was $7.0 million and $0.5 million, respectively.  The total intrinsic value of options exercised during the 39 weeks ended September 23, 2008 and September 25, 2007 was $8.1 million and $5.5 million, respectively.   As of September 23, 2008, with respect to unvested stock options, there was $1.9 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.0 year.  The total grant date fair value of stock options vested for both 13 week periods ended September 23, 2008 and September 25, 2007 was $1.6 million and $0.7 million, respectively, and for the 39 week periods ended September 23, 2008 and September 25, 2007 was $5.0 million and $3.1 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 25, 2007	—	$—
Granted	1,097,719	10.39
Forfeited	(5,978)	10.27
Vested	—	—
Outstanding at September 23, 2008	1,091,741	$10.39

During the third quarter of 2008, the Company recorded pre-tax compensation expense in connection with these RSUs of $0.3 million in labor expense and $0.7 million in general and administrative expense.  For the 39 weeks ended September 23, 2008, the Company recorded pre-tax compensation expense in connection with these RSUs of $0.6 million in labor expense and $1.8 million in general and administrative expense.  As of September 23, 2008, with respect to unvested RSUs, there was $8.5 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.0 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.

In the fourth quarter of 2006, the Company awarded 36,000 restricted shares, at a weighted-average price of $14.55 per share, to two corporate office employees under the terms of the Plan.  The restricted shares vest after three years.  At September 23, 2008, the unrecognized compensation expense related to the restricted stock grants totaled approximately $0.2 million and will be recognized over the remaining vesting period.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	September 23, 2008	December 25, 2007
Installment loans, due 2008 – 2020	$2,238	$3,210
Obligations under capital leases	531	574
Revolver	149,000	63,000
	151,769	66,784
Less current maturities	232	302
	$151,537	$66,482

The weighted-average interest rate for installment loans outstanding at September 23, 2008 and December 25, 2007 was 10.52% and 9.95%, respectively.  The debt is secured by certain land, buildings and equipment.

On May 31, 2007, the Company amended and restated its existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank.  The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012.  The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on its leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  The Company is also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on its leverage ratio.  The weighted-average interest rate for the revolver at September 23, 2008 and December 25, 2007 was 3.29% and 5.73%, respectively.  At September 23, 2008, the Company had $149.0 million outstanding under the credit facility and $97.7 million of availability, net of $3.3 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The new credit facility permits the Company to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of the Company’s consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent the Company from complying with its financial covenants.  The Company was in compliance with all covenants as of September 23, 2008.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company).  The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial position, results of operations and cash flows.

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

(5)  Commitments and Contingencies

The estimated cost of completing capital project commitments at September 23, 2008 and December 25, 2007 was approximately $55.9 million and $90.0 million, respectively.

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

(6)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for each of the 13 week periods ended September 23, 2008 and September 25, 2007.  For the 39 weeks ended September 23, 2008 and September 25, 2007, rent payments were $0.1 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz, the Company’s Chief Operating Officer, beneficially owns 66.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.  Rent is approximately $15,000 per month for the first five years of the lease and escalates 10% each five year period during the term.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $45,000 for each of the 13 week periods ended September 23, 2008 and September 25, 2007.  For the 39 weeks ended September 23, 2008 and September 25, 2007, rent payments were $0.1 million.

 The Company had 14 franchise and license restaurants owned, in whole or part, by certain officers, directors or 5% shareholders of the Company at September 23, 2008 and September 25, 2007. These entities paid the Company fees of approximately $0.5 million during each of the 13 week periods ended September 23, 2008 and September 25, 2007, respectively.  For the 39 weeks ended September 23, 2008 and September 25, 2007, these entities paid the Company fees of approximately $1.6 million.  As disclosed in note 5, the Company is contingently liable on leases which are related to three of these restaurants.

From 2000 to December 2007, the Company employed Juli Miller Hart, who, during this time, was the wife of G.J. Hart, the Company’s President and Chief Executive Officer. Ms. Hart did not report to Mr. Hart.  In December 2007, Ms. Hart’s status changed from employee to consultant.

(7)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options, RSUs and restricted stock awards outstanding from the Plan.  For the 13 and 39 weeks ended September 23, 2008, options to purchase 3,721,689 and 3,251,267 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the 13 and 39 weeks ended September 25, 2007, options to purchase 2,337,943 and 2,146,911 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted-average shares outstanding as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 23, 2008	September 25, 2007	September 23, 2008	September 25, 2007
Net income	$8,644	$10,552	$32,029	$32,105

Basic EPS:
Weighted-average common shares outstanding	71,947	74,729	73,649	74,556

Basic EPS	$0.12	$0.14	$0.43	$0.43

Diluted EPS:
Weighted-average common shares outstanding	71,947	74,729	73,649	74,556
Dilutive effect of stock options and restricted stock	1,356	2,065	1,593	2,290
Shares – diluted	73,303	76,794	75,242	76,846

Diluted EPS	$0.12	$0.14	$0.43	$0.42

(8)   Acquisitions

Effective July 23, 2008, the Company completed the acquisitions of nine franchise restaurants located in Tennessee.  Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $10.2 million.  These acquisitions are consistent with the Company’s long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations (“SFAS 141”).  Based on a purchase price of $10.2 million, including approximately $0.3 million of direct acquisition costs and net of the $0.1 million of cash acquired and the $0.1 million charge related to Emerging Issues Task Force (“EITF”) Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), and the Company’s estimates of the fair value of net assets acquired, $7.6 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$264
Property and equipment, net	1,741
Goodwill	7,590
Intangible asset	3,409
Current liabilities	(2,761)

$10,243

If the acquisitions had been completed as of the beginning of the year ended December 25, 2007, pro forma revenue, net income and earnings per share would have been as follows:

	13 Weeks Ended		39 Weeks Ended
	September 23, 2008	September 25, 2007	September 23, 2008	September 25, 2007

Revenue	$219,758	$197,352	$662,563	$570,348
Net income	$8,499	$10,816	$31,739	$32,648
Basic EPS	$0.12	$0.14	$0.43	$0.44
Diluted EPS	$0.12	$0.14	$0.42	$0.42

As a result of these acquisitions, the Company incurred a charge of $0.1 million and recorded an intangible asset relating to certain reacquired franchise rights of $3.4 million in accordance with EITF 04-1.  EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

The intangible asset of $3.4 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from 10 to 19 years.  The Company recorded amortization expense relating to the intangible asset of approximately $48,000 for the 13 weeks ended September 23, 2008.  The Company expects the annual expense for each of the next five years to be $0.3 million.

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

These transactions were accounted for using the purchase method as defined in SFAS 141.  Based on a purchase price of $8.4 million, including approximately $0.1 million of direct acquisition costs and net of the $0.3 million of cash acquired and the $47,000 charge related to EITF 04-1, and the Company’s estimates of the fair value of net assets acquired, $6.5 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$84
Property and equipment, net	867
Goodwill	6,502
Intangible asset	1,579
Current liabilities	(675)

$8,357

If the acquisitions had been completed as of the beginning of the year ended December 25, 2007, pro forma revenue, net income and earnings per share would have been as follows:

	13 Weeks Ended		39 Weeks Ended
	September 23, 2008	September 25, 2007	September 23, 2008	September 25, 2007

Revenue	$217,735	$192,571	$649,573	$558,352
Net income	$8,644	$10,704	$32,150	$32,523
Basic EPS	$0.12	$0.14	$0.44	$0.44
Diluted EPS	$0.12	$0.14	$0.43	$0.42

As a result of these acquisitions, the Company incurred a charge of $47,000 and recorded an intangible asset relating to certain reacquired franchise rights of $1.6 million in accordance with EITF 04-1.

The intangible asset of $1.6 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from ten to 16 years.  The Company recorded amortization expense relating to the intangible asset of approximately $31,000 and $63,000 for the 13 and 39 weeks ended September 23, 2008, respectively.  The Company expects the annual expense for each of the next five years to be $0.1 million.

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

These transactions were accounted for using the purchase method as defined in SFAS 141.  Based on a purchase price of $33.0 million, including $0.2 million of direct acquisition costs and net of the $1.6 million of cash acquired and the $0.5 million charge related to EITF 04-1 and the Company’s estimates of the fair value of net assets acquired, $15.0 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been allocated as follows:

Current assets	$427
Property and equipment, net	15,629
Goodwill	15,002
Intangible asset	4,064
Other assets	12
Current liabilities	(2,091)
Other liabilities	(18)

$33,025

If the acquisitions had been completed as of the beginning of the year ended December 25, 2007, pro forma revenue, net income and earnings per share would have been as follows:

	39 Weeks Ended
	September 23, 2008	September 25, 2007

Revenue	$646,259	$565,765
Net income	$32,029	$32,547
Basic EPS	$0.43	$0.44
Diluted EPS	$0.43	$0.42

As a result of these acquisitions, the Company incurred a charge of $0.5 million and recorded an intangible asset relating to certain reacquired franchise rights of $4.1 million in accordance with EITF 04-1.

The intangible asset of $4.1 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from nine to 18 years.  The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million and $0.3 million for the 13 and 39 weeks ended September 23, 2008, respectively.  The Company expects the annual expense for each of the next five years to be $0.3 million.

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

The adoption of FIN 48 on December 27, 2006 did not result in any change to the Company’s unrecognized tax benefits.  The Company’s gross unrecognized tax benefits were $0.7 million at September 23, 2008 and December 25, 2007.  In addition, activity related to the Company’s unrecognized tax benefits was not material during the 39 weeks ended September 23, 2008.  The Company, consistent with its existing policy, recognizes both interest and penalties on recognized tax benefits as part of income tax expense.  As of September 23, 2008 and December 25, 2007, the total amount of accrued penalties and interest was $0.2 million.  Included in the balance of total unrecognized tax benefits at September 23, 2008 are potential benefits of $0.1 million, which, if recognized, would affect the effective tax rate on income before taxes.

All entities for which unrecognized tax benefits exist as of September 23, 2008 possess a December tax year-end.  As a result, as of September 23, 2008, the tax years ended December 28, 2004, December 27, 2005, December 26, 2006 and December 25, 2007 remain subject to examination by tax jurisdictions.  As of September 23, 2008, no audits were in process by a tax jurisdiction that, if completed during the next 12 months, would be expected to result in a material change to the Company’s unrecognized tax benefits.  Additionally, as of September 23, 2008, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 30, 2008.

(10) Fair Value Measurement

On December 26, 2007, the Company adopted SFAS 157, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

As of September 23, 2008, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of the Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the “Deferred Compensation Plan”).  The Deferred Compensation Plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Company reports the accounts of the rabbi trust in its condensed consolidated financial statements. At September 23, 2008, investments totaling $2.0 million are included within other assets and offsetting obligations of $2.1 million are included within other liabilities on the condensed consolidated balance sheet. These investments are considered trading securities and are reported at fair value based on third-party broker statements which represents level 1 in the SFAS 157 fair value hierarchy. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in general and administrative expense on the condensed consolidated statements of income.

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

For the 13 weeks ended September 23, 2008, the Company paid approximately $37.4 million to repurchase 4,080,707 shares at an average price of $9.17 per share.  For the 39 weeks ended September 23, 2008, the Company paid approximately $52.5 million to repurchase 5,704,907 shares at an average price of $9.20 per share.

(12) Subsequent Events

On October 22, 2008, the Company entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility.  The Company has designated the interest rate swap as a cash flow hedge of its exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under its revolving credit facility.  Under the terms of the swap, the Company pays a fixed rate of 3.83% on the $25.0 million notional amount and receives payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount.  Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 23, 2008, there were 308 Texas Roadhouse restaurants operating in 44 states, including:

• 238 “company restaurants,” of which 228 were wholly-owned and ten were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Minority interest” in our condensed consolidated statements of income.

• 70 “franchise restaurants,” of which 67 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 19 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as four additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in eight of the ten majority-owned company restaurants, and (ii) 60 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 23, 2008 and September 25, 2007 are referred to as Q3 2008 and Q3 2007, respectively, and the 39 weeks ended September 23, 2008 and September 25, 2007 are referred to as 2008 YTD and 2007 YTD, respectively.

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

Comparable Restaurant Sales Growth.   Comparable restaurant sales growth reflects the change in year-over-year sales for all company restaurants for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period excluding restaurants closed during the period. Comparable restaurant sales growth can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

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

Franchise Royalties and Fees.   Franchisees typically pay a $40,000 initial franchise fee for each new restaurant and a franchise renewal fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties typically in the amount of 2.0% to 4.0% of gross sales paid to us by our franchisees.

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

Minority Interest.   Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at September 23, 2008 included ten majority-owned restaurants, all of which were open.  Our consolidated subsidiaries at September 25, 2007 included seven majority-owned restaurants, five of which were open and two of which were under construction.

Equity Income from Unconsolidated Affiliates.   We own a 5.0% to 10.0% equity interest in 19 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 23, 2008		September 25, 2007		September 23, 2008		September 25, 2007
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	215,739	99.1	186,879	98.6	639,127	98.9	540,452	98.5
Franchise royalties and fees	1,996	0.9	2,575	1.4	7,132	1.1	8,325	1.5

Total revenue	217,735	100.0	189,454	100.0	646,259	100.0	548,777	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	76,845	35.6	65,850	35.2	225,205	35.2	189,197	35.0
Labor	63,750	29.5	53,702	28.7	183,996	28.8	152,281	28.2
Rent	4,248	2.0	2,913	1.6	11,138	1.7	8,544	1.6
Other operating	36,772	17.0	29,600	15.8	105,368	16.5	86,267	16.0
(As a percentage of total revenue)
Pre-opening	2,935	1.3	2,616	1.4	8,973	1.4	9,301	1.7
Depreciation and amortization	9,444	4.3	8,028	4.2	27,056	4.2	21,903	4.0
Impairment and closure	43	NM	—	—	777	0.1	—	—
General and administrative	10,277	4.7	9,552	5.0	32,585	5.0	29,489	5.4

Total costs and expenses	204,314	93.8	172,261	90.9	595,098	92.1	496,982	90.6
Income from operations	13,421	6.2	17,193	9.1	51,161	7.9	51,795	9.4
Interest expense, net	974	0.4	830	0.4	2,336	0.4	1,427	0.2
Minority interest	(58)	NM	98	0.1	482	0.1	617	0.1
Equity income from investments in unconsolidated affiliates	45	NM	66	NM	184	NM	256	NM

Income before taxes	12,550	5.8	16,331	8.6	48,527	7.5	50,007	9.1
Provision for income taxes	3,906	1.8	5,779	3.0	16,498	2.5	17,902	3.3
Net income	8,644	4.0	10,552	5.6	32,029	5.0	32,105	5.8

NM – Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 25, 2007	204	81	285
Openings	23	1	24
Acquisitions (Dispositions)	12	(12)	—
Closures	(1)	—	(1)

Balance at September 23, 2008	238	70	308

Q3 2008 (13 weeks) Compared to Q3 2007 (13 weeks) and 2008 YTD (39 weeks) Compared to 2007 YTD (39 weeks)

Restaurant Sales.   Restaurant sales increased by 15.4% in Q3 2008 as compared to Q3 2007 and by 18.3% in 2008 YTD as compared to 2007 YTD.  These increases were primarily attributable to the opening of new restaurants and the acquisitions of franchise restaurants, partially offset by a decrease in comparable restaurant sales and average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	Q3 2008	Q3 2007	2008 YTD	2007 YTD

Store weeks	3,000	2,487	8,472	6,926
Comparable restaurant sales growth	(3.2)%	2.5%	(1.5)%	2.0%
Average unit volume (in thousands)	$930	$973	$2,952	$3,041

The amounts in the table above include the impact of increased menu pricing of approximately 1.5% implemented in May and June 2008 and 1.1% implemented during January and February 2008 in response to continued inflationary pressures.  In conjunction with our menu pricing implemented in May 2008, several lower priced entrées were added to our menu which, based on the preference of these items, resulted in a reduction of average check of approximately 0.3%.  As a result, we currently have approximately 2.3% in net menu pricing.  We will continue to evaluate the need for and test further menu price increases as we assess the current inflationary environment.

Effective July 23, 2008, we acquired nine franchise restaurants.  On a 12-month basis, the acquisitions are expected to add approximately $31.0 million of net revenue and have no significant accretive impact.  In both Q3 2008 and 2008 YTD, restaurant sales included $5.2 million from the nine acquired franchise restaurants.  Effective March 26, 2008, we acquired three franchise restaurants.  On an on-going annual basis, we estimate these acquisitions will be accretive to diluted earnings per share by approximately $0.005.  In Q3 2008 and 2008 YTD, restaurant sales included $3.1 million and $6.4 million, respectively, from the three acquired franchise restaurants.  On the first day of Q3 2007, we acquired nine franchise restaurants.  In Q3 2008 and 2008 YTD, restaurant sales included $8.3 million and $25.9 million, respectively, from the Q3 2007 acquisitions.  In both Q3 2007 and 2007 YTD, restaurant sales included $8.3 million from the Q3 2007 acquisitions.  For comparative purposes, average unit volume for Q3 2007 and 2007 YTD was adjusted to reflect restaurant sales of these acquired franchise restaurants as part of company-owned restaurants average unit volume.

Franchise Royalties and Fees.   Franchise royalties and fees decreased by $0.6 million, or by 22.5%, in Q3 2008 from Q3 2007 and by $1.2 million, or by 14.3%, in 2008 YTD from 2007 YTD.  These decreases were primarily attributable to the loss of royalties associated with the nine franchise restaurants acquired during Q3 2008 and the three franchise restaurants acquired at the beginning of the second quarter of fiscal 2008 and negative average unit volume growth.  These decreases were partially offset by increasing royalty rates in conjunction with the renewal of certain franchise agreements.  The acquired franchise restaurants generated approximately $0.1 million and $0.7 million in franchise royalties in Q3 2008 and 2008 YTD, respectively, compared to $0.4 million and $1.1 million in Q3 2007 and 2007 YTD, respectively.  Franchise comparable restaurant sales decreased 4.5% in Q3 2008.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  We anticipate our franchise royalties and fees will continue to decrease due to the impact of acquisitions of franchise restaurants.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.6% in Q3 2008 from 35.2% in Q3 2007 and increased to 35.2% in 2008 YTD from 35.0% in 2007 YTD.  The increase in Q3 2008 was primarily attributable to higher commodity costs on food items, such as wheat and oil-based ingredients, produce costs and dairy costs, partially offset by the benefit of lower beef costs and menu price increases discussed above.  The increase in 2008 YTD was attributable to the same items as Q3 2008, with the exception of produce costs, which did not have as significant an impact on 2008 YTD.  Early in Q3 2008, we entered into fixed contracts for the 25% of our beef product volume that had been subject to fluctuating market prices.  Currently, we have fixed price contracts for 100% of our beef product volume for 2008.  For 2008, we remain subject to fluctuating market pricing for commodities representing approximately 20% of our overall restaurant cost of sales.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.5% in Q3 2008 from 28.7% in Q3 2007 and to 28.8% in 2008 YTD from 28.2% in 2007 YTD.  These increases were primarily attributable to negative average unit volume growth combined with higher labor costs associated with restaurants opened in 2008 YTD and the latter part of fiscal 2007 and higher average wage rates, partially offset by menu price increases discussed above.  We generally incur higher labor costs, as a percentage of restaurant sales, during the first few months after the opening of a new restaurant.   Higher average hourly wage rates resulted from several state-mandated increases in minimum and tip wage rates throughout 2007 and into 2008, including an increase in federal minimum wage rate in July 2008.  We anticipate our labor costs will continue to be pressured by inflation, which is primarily caused by federal- and state-mandated increases in minimum and tip wages rates.  These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, increased to 2.0% in Q3 2008 from 1.6% in Q3 2007 and to 1.7% in 2008 YTD from 1.6% in 2007 YTD.  These increases are primarily due to rent expense associated with acquired franchise restaurants and negative average unit volume growth.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, increased to 17.0% in Q3 2008 from 15.8% in Q3 2007 and to 16.5% in 2008 YTD from 16.0% in 2007 YTD.  These increases were primarily attributable to negative average unit volume growth combined with higher utility costs, partially offset by lower managing partner and market partner bonuses, as a percentage of restaurant sales.  In addition, costs relating to weather damage and losses on disposal of assets relating to remodels at two restaurants further contributed to the increase in Q3 2008.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $2.9 million in Q3 2008 from $2.6 million in Q3 2007 and decreased to $9.0 million 2008 YTD from $9.3 million 2007 YTD.   The increase in Q3 2008 was primarily due to more restaurants being opened in Q3 2008 compared to Q3 2007.  The decrease in 2008 YTD was primarily due to fewer restaurants being in the development pipeline in fiscal 2008 compared to fiscal 2007.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.  We anticipate that pre-opening costs will decrease in fiscal 2009 as we have fewer openings planned for fiscal 2009 compared to fiscal 2008.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, increased to 4.3% in Q3 2008 from 4.2% in Q3 2007 and to 4.2% 2008 YTD from 4.0% 2007 YTD.  These increases were primarily related to capital spending on new restaurants and negative average unit volume growth, partially offset by lower depreciation expense on older restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses increased to $43,000 in Q3 2008 and $1.0 million in 2008 YTD.  These increases were due to lease reserve and other charges incurred in conjunction with the closure of a restaurant in the first quarter of fiscal 2008.  In the fourth quarter of fiscal 2007, an impairment charge was incurred relating to this restaurant.  No impairment or closure costs were incurred in Q3 2007.

General and Administrative Expenses.  G&A, as a percentage of total revenue, decreased to 4.7% in Q3 2008 from 5.0% in Q3 2007 and decreased to 5.0% in 2008 YTD from 5.4% in 2007 YTD.  These decreases in Q3 2008 and 2008 YTD were primarily attributable to lower performance-based bonus expense and lower acquisition-related charges, partially offset by an increase in the write off of costs associated with restaurant sites no longer in development and higher share-based compensation costs combined with negative average unit volume growth.  In addition, lower costs associated with our annual managing partner conference in the second quarter of fiscal 2008 versus the second quarter of fiscal 2007 further contributed to the decrease in 2008 YTD.  The higher share-based compensation costs were a result of the renewals of certain executive employment contracts at the beginning of 2008.

Interest Expense, Net.   Interest expense increased to $1.0 million in Q3 2008 from $0.8 million in Q3 2007 and $2.3 million in 2008 YTD from $1.4 million in 2007 YTD.  These increases were primarily due to increased borrowings under our credit facility, partially offset by lower interest rates.  The increased borrowings were primarily related to stock repurchases under our stock repurchase program and franchise restaurant acquisitions.

Income Tax Expense.   We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  Our effective tax rate decreased to 31.1% in Q3 2008 from 35.4% in Q3 2007 and in 2008 YTD to 34.0% from 35.8% in 2007 YTD.  These decreases are primarily attributable to higher federal tax credits as a percentage of net income before income tax.  We expect the effective tax rate to be approximately 34.0% for fiscal 2008.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
	September 23, 2008	September 25, 2007

Net cash provided by operating activities	$58,250	$48,070
Net cash used in investing activities	(93,529)	(109,216)
Net cash provided by financing activities	37,434	42,698

Net increase (decrease) in cash	$2,155	$(18,448)

Net cash provided by operating activities was $58.3 million in 2008 YTD compared to $48.1 million in 2007 YTD.  This increase was primarily due to an $8.9 million decrease in accounts receivable due to the timing of credit card settlements as fiscal year 2007 ended on a bank holiday and higher depreciation, offset by decreases in other working capital.  Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital.  Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $93.5 million in 2008 YTD compared to the $109.2 million in 2007 YTD.  This decrease was primarily due to higher aggregate purchase prices relating to the acquisition of franchise restaurants in 2007 YTD than in 2008 YTD.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 23, 2008, there were 113 restaurants developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2008, we expect our capital expenditures to be approximately $100.0 million to $110.0 million, substantially all of which will relate to planned restaurant openings.  In fiscal 2009, we have reduced our planned Company-owned restaurant openings to approximately 15 restaurants compared to approximately 30 restaurants in fiscal 2008.  This amount excludes any cash used for franchise acquisitions.  We continue to evaluate opportunities to acquire franchise restaurants under terms which would create value for us and our stockholders.  In accordance with this strategy, we completed the acquisitions of nine franchise restaurants for an aggregate purchase price of approximately $10.2 million during the third quarter of 2008.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility, excluding any cash used for franchise acquisitions.

Net cash provided by financing activities was $37.4 million in 2008 YTD as compared to $42.7 million in 2007 YTD.  This decrease was primarily due to increased borrowings under our credit facility offset by stock repurchases of $52.6 million in fiscal 2008.  The increased borrowings under our credit facility are due to borrowings of approximately $52.6 million in conjunction with stock repurchases in fiscal 2008 and approximately $20.0 million in conjunction with acquisitions of franchise restaurants in fiscal 2008 compared to borrowings of approximately $36.0 million in conjunction with the acquisitions of franchise restaurants in fiscal 2007.   The remaining borrowings relate to funding of capital expenditures in excess of net cash provided by operating activities.  For 2008, we anticipate net cash provided by operating activities will exceed capital expenditures.

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

In Q3 2008, we paid distributions of $1.0 million to equity holders of nine of our majority-owned company restaurants.  Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business.

On May 31, 2007, we amended and restated our existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank. The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at September 23, 2008 and December 25, 2007 was 3.29% and 5.73%, respectively.  The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The new credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 23, 2008.

At September 23, 2008, we had $149.0 million of outstanding borrowings under our credit facility and $97.7 million of availability net of $3.3 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $2.2 million with interest rates ranging from 4.35% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at September 23, 2008 was 3.39%.

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility.  We have designated the interest rate swap as a cash flow hedge of its exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under its revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 23, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$151,238	$169	$343	$149,423	$1,303
Capital lease obligations	531	63	148	184	136
Interest (1)	1,562	282	491	374	415
Operating lease obligations	192,316	17,197	34,563	34,177	106,379
Capital obligations	55,921	55,921	—	—	—
Total contractual obligations (2)	$401,568	$73,632	$35,545	$184,158	$108,233

(1)         Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.  Uses interest rates as of September 23, 2008 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 3 of the condensed consolidated financial statements, can fluctuate daily.

(2)           This amount excludes $0.7 million of unrecognized tax benefits under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (our fiscal year 2009).  We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.  At September 23, 2008, there was $149.0 million outstanding under our revolving line of credit which bears interest at approximately 0.50% to 0.875% (depending on our leverage ratios) over LIBOR.   Our various other notes payable totaled $2.2 million at September 23, 2008 and had fixed rates ranging from 4.35% to 10.80%.  Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.5 million.

On October 22, 2008, we entered into an interest rate swap with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.  By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.

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

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended September 23, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 25 to July 22	1,346,700	$9.19	1,346,700	$47,584,776
July 23 to August 19	916,907	9.35	916,907	39,029,146
August 20 to September 23	1,817,100	9.10	1,817,100	22,535,510
Total	4,080,707		4,080,707

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

TEXAS ROADHOUSE, INC.

Date: October 31, 2008	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: October 31, 2008	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)