Form 10-K
period 2008-12-30
Texas Roadhouse, Inc.
filed 2009-02-27
CIK 1289460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2008
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 24, 2008 was $472,875,650 based on the closing stock price of $9.27. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding. The market value calculation was determined using the closing stock price of our Class A common stock on the Nasdaq Global Select Market.

         The number of shares of Class A and Class B common stock outstanding were 64,221,785 and 5,265,376, respectively, on February 20, 2009.

         Portions of the registrant's definitive Proxy Statement for the registrant's 2009 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 30, 2008, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

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

General Development of Business

        Texas Roadhouse is a growing, moderately priced, full-service, casual dining restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 30, 2008, there were 314 Texas Roadhouse restaurants operating in 46 states. We owned and operated 245 restaurants in 43 states and franchised and licensed an additional 69 restaurants in 23 states.

        Over the past five years, the total number of Texas Roadhouse company and franchise restaurants increased from 162 restaurants as of the end of 2003 to 314 restaurants as of the end of 2008, representing a 14.2% compounded annual growth rate. Over the same period, our revenue increased from $286.5 million to $880.5 million, our income from operations increased from $34.3 million to $62.0 million, and our net income increased from $23.1 million to $38.2 million, representing compounded annual growth rates of 25.2%, 12.6% and 10.5%, respectively.

Financial Information about Operating Segments

        As of December 30, 2008, we operated 245 Texas Roadhouse restaurants, each as a single operating segment, and franchised and licensed an additional 69 restaurants. The restaurants operate exclusively in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment.

Narrative Description of Business

        Texas Roadhouse is a full-service, casual dining restaurant chain. We offer an assortment of specially seasoned and aged steaks hand-cut daily on the premises and cooked to order over open gas-fired grills. In addition to steaks, we also offer our guests a selection of ribs, fish, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. The majority of our entrées include two made-from-scratch side items, and we offer all our guests a free unlimited supply of roasted in-shell peanuts and made-from-scratch yeast rolls.

        The operating strategy that underlies the growth of our concept is built on the following key components:

  •
  Offering high quality, freshly prepared food.  We place a great deal of emphasis on ensuring our guests receive high quality, freshly prepared food. We have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest's order and meets our standards for quality, appearance and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands-on training and education to our kitchen staff for the purpose of assuring uniform adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size.

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

  •
  Offering attractive price points.  We offer our food and beverages at moderate price points that are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest's budget and value expectations. For example, our steak entrées, which include the choice of two side items, generally range from $8.99 for our 6-ounce sirloin to $20.99 for our 18-ounce T-bone. The per guest average check for the restaurants we owned and operated in 2008 was approximately $14.68. Per person average check represents restaurant sales divided by the number of guests served. We considered each sale of an entrée to be a single guest served. Our per guest average check is highly influenced by our weekday dinner only focus.

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

Unit Prototype and Economics

        We designed our prototype Texas Roadhouse restaurant to provide a relaxed atmosphere and maximize restaurant sales. The Texas Roadhouse prototypical restaurant consists of a freestanding building with approximately 6,300 to 7,200 square feet of space constructed on sites of approximately 1.7 to 2.0 acres, with seating at approximately 56 tables for a total of 239 guests, including 15 bar seats, and parking for approximately 150 automobiles. Our current prototype is adaptable to in-line and end cap locations such as spaces within an enclosed mall or a shopping center.

        The total cash cost of developing the current prototype Texas Roadhouse restaurant in which we lease the land is approximately $2.5 million to $3.8 million including pre-opening costs or $2.1 to $3.4 million excluding pre-opening costs. This cost includes approximately $1.2 million to $2.5 million for building and site construction, approximately $0.9 million for furniture, fixtures, signage and equipment and approximately $0.4 million for pre-opening costs. When we own the land, the total cash cost of developing our prototype restaurant is between $3.2 to $5.3 million including pre-opening costs or $2.8 to $4.9 million excluding pre-opening costs. This cost includes approximately $0.7 million to $1.5 million for land. As of December 30, 2008, we leased 131 properties and owned 114 properties.

        While our fiscal year ended on December 30, 2008 included 53 weeks, our 2008 average unit volume on a 52 week basis was $3.8 million. The time required for a new restaurant to reach a steady level of cash flow is approximately three to six months.

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

Existing Restaurant Locations

        As of December 30, 2008, we had 245 company restaurants and 69 franchise restaurants in 46 states as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	4	—	4
Arizona	10	—	10
Arkansas	1	—	1
California	—	3	3
Colorado	12	1	13
Connecticut	2	—	2
Delaware	2	1	3
Florida	5	4	9
Georgia	2	7	9
Idaho	3	—	3
Illinois	6	2	8
Indiana	11	8	19
Iowa	6	—	6
Kansas	2	1	3
Kentucky	7	2	9
Louisiana	5	1	6
Maine	2	—	2
Maryland	2	4	6
Massachusetts	6	1	7
Michigan	8	3	11
Minnesota	1	—	1
Mississippi	1	—	1
Missouri	6	—	6
Montana	—	1	1
Nebraska	2	1	3
Nevada	1	—	1
New Hampshire	2	—	2
New Jersey	1	—	1
New Mexico	2	—	2

	Number of Restaurants
	Company	Franchise	Total
New York	5	—	5
North Carolina	13	—	13
North Dakota	2	1	3
Ohio	16	4	20
Oklahoma	5	—	5
Pennsylvania	14	5	19
Rhode Island	2	—	2
South Carolina	—	6	6
South Dakota	1	—	1
Tennessee	9	4	13
Texas	44	4	48
Utah	5	—	5
Vermont	1	—	1
Virginia	7	—	7
West Virginia	1	2	3
Wisconsin	7	3	10
Wyoming	1	—	1

Total	245	69	314

Food

        Menu.    Texas Roadhouse restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. Our dinner entrée prices generally range from $7.99 to $20.99. We offer a broad assortment of specially seasoned and aged steaks, including 6, 8, 11 and 16 oz. Sirloins; 10, 12 and 16 oz. Rib-eyes; 6 and 8 oz. Filets; Prime Rib; and T-Bones, most of which are hand-cut daily on the premises and cooked over open gas-fired grills. We also offer our guests a selection of fish, seafood, chicken, pork chops, ribs, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include made-from-scratch yeast rolls and most include two of the following made-from-scratch sides: baked potato, sweet potato, steak fries, mashed potatoes, house or Caesar salad, green beans, chili, seasoned rice, baked beans and steamed vegetables. Our menu allows guests to customize their meals by ordering steaks that are "smothered" either in cheese, onions, gravy or mushrooms and baked potatoes "loaded" with cheese and bacon. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Chicken Critters®" (chicken tenders). We also provide a "12 & Under" menu for children that includes a sirloin steak, rib basket, Jr. Chicken Critters, cheeseburger, hot dog and macaroni and cheese, all served with a beverage at prices generally between $2.99 and $7.99.

        Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer. Managing partners are encouraged to tailor their beer selection to include regional brands and microbrews. We serve a selection of major brands of liquor and wine as well as frozen margaritas. Alcoholic beverages accounted for 11.2% of restaurant sales at Texas Roadhouse in fiscal 2008.

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

        Food Quality and Safety.    We are committed to serving a varied menu of high-quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to ensure consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each restaurant, a fully trained meat cutter hand cuts our steaks and other restaurant team members prepare all side items and yeast rolls from scratch in the restaurants daily. We assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency and speed. Additionally, we expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest's order and meets our standards for quality, appearance and presentation.

        We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in all Texas Roadhouse restaurants for the purpose of assuring uniform adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. The team currently consists of over 30 product coaches, supporting all restaurants system-wide.

        Food safety is of utmost importance to Texas Roadhouse. We currently employ several programs to ensure adherence to proper food preparation procedures and food safety standards. Texas Roadhouse has a Food Safety coordinator whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to ensure strict adherence to food safety guidelines. Where required, food items purchased from qualified vendors have been inspected by reputable, outside inspection services confirming that the vendor is compliant with FDA and USDA guidelines.

        Each product coach is required to perform a sanitation audit on two restaurants each month and these results are reviewed by various members of operations and management. To reinforce the importance of food safety, Texas Roadhouse has printed all HAACP (Hazard Analysis and Critical Points) in bold type on each recipe. In addition, most of our product coaches have obtained or are in the process of obtaining their food safety professional designation.

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

People

        Management and Employees.    Each of our restaurants is generally staffed with one managing partner, one kitchen manager and one service manager, and, in many cases, one or more additional assistant managers and/or key employees. The managing partner of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant and is responsible for maintaining the standards of quality and performance established by us. We use market partners to supervise the operation of our restaurants including the continuing development of each restaurant's management team. Generally, each market partner has supervisory responsibilities for six to 15 restaurants. Through regular visits to the restaurants, the market partners ensure adherence to all aspects of our concept, strategy and standards of quality. To further assure adherence to our standards of quality and to achieve uniform execution throughout the system, we employ product coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food quality. The attentive service and high quality food, which results from each restaurant having a managing partner, two to three managers and the hands-on assistance of a product coach, are critical to our success.

        Training and Development.    All restaurant employees are required to complete varying degrees of training before and during employment. Our detailed training program emphasizes our operating strategy, procedures and standards and is conducted individually at Texas Roadhouse restaurants and in groups in Louisville, Kentucky.

        Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum four to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management team members are required to complete a comprehensive training program of up to 16 weeks, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by either the market partner, product coach or a training manager.

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

  •
  support new restaurant openings to achieve restaurant sales and operating margin goals; and

  •
  communicate and promote our brand's food quality, the guest experience and value.

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

Restaurant Franchise Arrangements

        Franchise Restaurants.    As of December 30, 2008, we had 18 franchisees that operated 69 restaurants in 23 states. Franchise rights are granted for specific restaurants, and we have not granted any rights to develop a territory. Approximately 75% of our franchise restaurants are operated by eight franchisees. No franchisee operates more than 15 restaurants.

        Our standard franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of franchise agreement requires the franchisee to pay a royalty fee of 4.0% of gross sales. The royalty fee varies depending on when the agreements were entered into and range from 2.0% of gross sales to the current 4.0% fee. We may, at our discretion, waive or reduce the royalty fee on a temporary or permanent basis. "Gross sales" means the total selling price of all services and products related to the restaurant. Gross sales do not include:

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

        Franchise Compliance Assurance.    We have instituted a comprehensive system to ensure compliance with our systems and standards, both during the development and operating of franchise restaurants. After a preliminary franchise agreement is signed, we actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with the Texas Roadhouse standards and procedures. During the restaurant development phase, we approve the selection of restaurant sites and make available copies of our prototype building plans to franchisees. In addition, we ensure that the building is in compliance with our standards. We provide training to the managing partner and up to three other managers of a franchisee's first restaurant. We also provide trainers for a period of 12 to 15 days to assist in the opening of every franchise restaurant. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment, food purchases and food preparation as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams, and focus on key areas including health, safety and execution proficiency.

        To continuously improve our communications with franchisees and the consistency of the brand, we maintain a business development council that includes representatives of our franchisees, company operations personnel and vendors. The council's functions are advisory. Its members review and comment on proposed advertising campaigns and materials and budget expenditures, as well as operational initiatives.

        Management Services.    We provide management services to 20 of the franchise restaurants in which we or our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services through outside sources on a pass-through cost basis. We also provide restaurant employees on a pass-through cost basis to three franchise restaurants in which we or our founder have an ownership interest. In addition, we receive a monthly fee from six franchise restaurants for providing payroll and accounting services.

Management Information Systems and Restaurant Reporting

        All of our company restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, period, quarter and year-to-date basis and beyond, on a company-wide, regional or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provide a detailed analysis of sales and costs, and which are compared both to the restaurant-prepared reports and to prior periods. We have satellite technology at the restaurant level, which serves as a high-speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processor.

Competition

        According to the National Restaurant Association, or NRA, restaurant industry sales in 2009 will represent approximately 4% of the United States' gross domestic product. The NRA also forecasts that restaurant industry sales will reach $566 billion in 2009 and will encompass approximately 945,000 restaurants.

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

Trademarks

        Our registered trademarks and service marks include, among others, the marks "Texas Roadhouse®" and our stylized logo. We have registered all of our significant marks with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 20 foreign jurisdictions including the European Union. To better protect our brand, we have also registered the Internet domain name "www.texasroadhouse.com." We believe that our trademarks, service marks, and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept.

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

        In 2008, the sale of alcoholic beverages accounted for 11.2% of our restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

        The failure of a restaurant to obtain or retain liquor or food service licenses would have a material adverse effect on the restaurant's operations. To reduce this risk, each company restaurant is operated in accordance with procedures intended to assure compliance with applicable codes and regulations.

        We are subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, as well as excess umbrella coverage of $100.0 million, with a $10,000 deductible for the first $25.0 million of excess coverage.

        Our restaurant operations are also subject to federal and state laws governing such matters as the minimum hourly wage, minimum tipped wage, unemployment tax rates, sales tax and similar matters, over which we have no control. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage (which currently is $6.55 per hour) or federal tipped wage (which currently is $2.13 per hour). In addition, numerous states in which we operate have passed legislation governing the applicable state minimum hourly and/or tipped wage. Further planned and unplanned increases in federal and/or state minimum hourly and tipped wages will increase our labor costs.

Seasonality

        Our business is subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year.

Employees

        As of December 30, 2008, we employed approximately 28,000 people, of whom 328 were executive and administrative personnel, 1,031 were restaurant management personnel and the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

        Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	53	Chairman of the Company, Director
G.J. Hart	51	President, Chief Executive Officer, Director
Steven L. Ortiz	51	Chief Operating Officer
Scott M. Colosi	44	Chief Financial Officer
Sheila C. Brown	56	General Counsel, Corporate Secretary

        W. Kent Taylor.    Mr. Taylor is our founder and was, until the completion of our initial public offering, Chief Executive Officer. Upon the completion of the initial public offering, Mr. Taylor became Chairman of the Company, an executive position. Before his founding of our concept, Mr. Taylor founded and co-owned Buckhead Bar and Grill in Louisville, Kentucky. Mr. Taylor has over 25 years of experience in the restaurant industry.

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

        Steven L. Ortiz.    Mr. Ortiz has served as our Executive Vice President of Operations since May 2001. Upon the completion of the initial public offering, Mr. Ortiz became Chief Operating Officer. Mr. Ortiz joined our company in 1996 as a Market Partner in which capacity he was responsible for developing and starting new Texas Roadhouse restaurants in Texas. From 1982 to 1996, Mr. Ortiz was employed by Bennigan's Restaurants in various capacities, including General Manager, Area Director and Regional Vice President. Mr. Ortiz has over 25 years of experience in the restaurant industry.

        Scott M. Colosi.    Mr. Colosi has served as our Chief Financial Officer since September 2002. From 1992 until September 2002, Mr. Colosi was employed by YUM! Brands, Inc., owner of the A&W, KFC, Pizza Hut, Long John Silver's and Taco Bell brands. During this time, Mr. Colosi served in various financial positions and, immediately prior to joining us, was Director of Investor Relations. Mr. Colosi has over 20 years of experience in the restaurant industry.

        Sheila C. Brown.    Ms. Brown has served as our General Counsel and Secretary since November 2001. From August 2000 to November 2001, Ms. Brown was our Director of Property Acquisition and, from September 1998 to August 2000, Development Coordinator, in which capacity Ms. Brown was responsible for our real estate development activities. Ms. Brown has over 25 years of experience in the restaurant industry.

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

        Failure to manage our growth effectively could harm our business. We have grown significantly since our inception and intend to continue growing in the future. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business and operating results could be materially adversely impacted.

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

  •
  competition;

  •
  weather and acts of God;

  •
  consumer trends;

  •
  introduction of new menu items; and

  •
  general regional, national and global economic conditions.

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
  general economic conditions;

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

  •
  general regional, national and global economic conditions;

  •
  changes in government regulation;

  •
  road construction and other factors limiting access to the restaurant; and

  •
  weather and acts of God.

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

  •
  general economic conditions, globally, nationally and locally;

  •
  negative publicity relating to the consumption of beef or other products we serve;

  •
  changes in consumer preferences and competitive conditions;

  •
  expansion to new domestic or international markets;

  •
  adverse weather conditions which impact guest traffic at our restaurants;

  •
  increases in infrastructure costs;

  •
  fluctuations in commodity prices;

  •
  competitive actions; and

  •
  weather and acts of God;

        Our business is also subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. As a result, our quarterly operating results and comparable restaurant sales may fluctuate as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our Class A common stock would likely decrease.

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

        We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including the Texas Roadhouse® name and logo, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees. Our inability to register or protect our marks and other propriety rights in foreign jurisdictions could adversely affect our competitive position in international markets.

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

        The development of our business may require significant additional capital in the future to, among other things, fund our operations and growth strategy. We have historically relied upon bank financing and private sales of equity interests in certain restaurants to fund our operations. Going forward, we will continue to rely on bank financing and also may seek access to the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our outstanding debt. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

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

        We have also entered into other loan agreements with other lenders to finance various restaurants which impose financial covenants that are less restrictive than those imposed by our existing credit facility. A default under these loan agreements could result in a default under our existing credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 30, 2008, we were in compliance with all of our lenders' covenants.

The acquisition of existing restaurants from our franchisees and licensees and other strategic transactions may have unanticipated consequences that could harm our business and our financial condition.

        We have previously announced our intention to opportunistically acquire existing restaurants from our franchisees or licensees over time. Additionally, from time to time, we evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and obtain appropriate financing. Any acquisition or future development that we pursue, whether or not successfully completed, may involve risks, including:

  •
  material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition or development as the restaurants are integrated into our operations;

  •
  risks associated with entering into new domestic or international markets or conducting operations where we have no or limited prior experience;

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

Approximately 18% of our company restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

        As of December 30, 2008, we operated a total of 44 company restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

Our expansion into new domestic and/or international markets may present increased risks due to our unfamiliarity with the area.

        Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk of expanding into new markets is the lack of market awareness of the Texas Roadhouse® brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby affecting our overall profitability.

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

        Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices, particularly proteins, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions, food safety concerns, product recalls, global market and trade conditions, and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a moderately priced product, we may not seek to or be able to pass along price increases to our guests. Also, if we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests' menu item selections.

        We currently purchase the majority of our beef from two of the largest beef suppliers in the country under annual contracts. If any of these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

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

        Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally. In recent years there has been negative publicity concerning e-coli, hepatitis A, "mad cow," "foot-and-mouth" disease and "bird flu." The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests, resulting in legislation in some states which require nutritional information to be disclosed to guests. This negative publicity, as well as any other negative publicity concerning food products we serve, and nutritional labeling requirements, may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the negative publicity by changing our concept or our menu, we may lose guests who do not prefer the new concept or menu, and may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Our business could be adversely affected by increased labor costs or labor shortages.

        Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tip wage or employee benefits costs or otherwise, would adversely impact our operating expenses. The federal government and numerous states have enacted legislation resulting in tip and/or minimum wage increases as well as pre-determined future increases. We anticipate that additional legislation will be enacted in future periods, including some legislation regarding health care benefits. Our operating expenses will be adversely affected to the extent that we are not able to offset these costs. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff, to keep pace with our growth strategy. If we are unable to do so, our results of operations may be adversely affected.

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

Complaints or litigation may hurt us.

        Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered as a result of a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state laws regarding consumer, workplace and employment matters, discrimination and similar matters, or we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our business, results of operations, financial condition or liquidity. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

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

        As of February 20, 2009, our founder and chairman, W. Kent Taylor, beneficially owned all of our outstanding shares of Class B common stock and 13,411,716 shares of Class A common stock, representing approximately 56% of our voting power. As a result, Mr. Taylor has the ability to control our management and affairs and the outcome of all matters requiring stockholder approval, including the election and removal of our entire Board of Directors, and any merger, consolidation or sale of all or substantially all of our assets. The Class B common stock has ten votes per share, while Class A common stock has one vote per share. While this dual-class structure is in effect, Mr. Taylor is able to control all matters submitted to our stockholders even if in the future he were to own significantly less than 50% of the equity of our company. This concentrated control could discourage others from initiating any potential merger takeover or other change of control transaction that may otherwise be beneficial to our businesses. As a result, the market price of Class A common stock could be adversely affected.

        Each share of our Class B common stock is automatically convertible into one share of Class A common stock upon the earliest of:

  •
  The date such share ceases to be beneficially owned as such term is defined under Section 13(d) of the Securities Exchange Act of 1934, as amended, by Mr. Taylor;

  •
  The date that Mr. Taylor ceases to beneficially own at least 20% of the outstanding shares of our common stock;

  •
  The death or permanent disability of Mr. Taylor; and

  •
  September 30, 2009.

        In addition, each share of Class B common stock may be converted at any time into one share of Class A Common stock at the option of Mr. Taylor.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

Properties

        Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 30, 2008, we leased 64,506 square feet. Our leases expire between March 31, 2014 and December 31, 2020. We have rights to expand our leased space as additional space in the building becomes available. We have an option to renew the leases for an additional five years. Of the 245 company restaurants in operation as of December 30, 2008, we owned 114 locations and leased 131 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	1	4
Arizona	5	5	10
Arkansas	—	1	1
Colorado	7	5	12
Connecticut	—	2	2
Delaware	1	1	2
Florida	1	4	5
Georgia	2	—	2
Idaho	1	2	3
Illinois	2	4	6
Indiana	7	4	11
Iowa	2	4	6
Kansas	2	—	2
Kentucky	4	3	7
Louisiana	1	4	5
Maine	—	2	2
Maryland	—	2	2
Massachusetts	1	5	6
Michigan	3	5	8
Minnesota	1	—	1
Mississippi	1	—	1
Missouri	2	4	6
Nebraska	—	2	2
Nevada	—	1	1
New Hampshire	2	—	2
New Jersey	—	1	1
New Mexico	1	1	2
New York	2	3	5
North Carolina	4	9	13
North Dakota	—	2	2
Ohio	11	5	16
Oklahoma	2	3	5
Pennsylvania	3	11	14
Rhode Island	—	2	2
South Dakota	1	—	1
Tennessee	—	9	9
Texas	34	10	44
Utah	—	5	5
Vermont	—	1	1

State	Owned	Leased	Total
Virginia	3	4	7
West Virginia	1	—	1
Wisconsin	3	4	7
Wyoming	1	—	1

Total	114	131	245

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

        None.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. The Class A common stock has been quoted on the Nasdaq Global Select Market since October 5, 2004. The quarterly high and low closing prices of our Class A common stock by quarter were as follows:

	High	Low
Year ended December 30, 2008
First Quarter	$12.20	$9.06
Second Quarter	$12.08	$9.02
Third Quarter	$10.30	$8.38
Fourth Quarter	$8.99	$4.46
Year ended December 27, 2007
First Quarter	$16.02	$12.59
Second Quarter	$15.63	$12.60
Third Quarter	$13.85	$11.62
Fourth Quarter	$13.18	$10.64

        The number of holders of record of our Class A common stock as of February 20, 2009 was 288. The number of holders of record of our Class B common stock as of February 20, 2009 was one. There is no established trading market for our Class B common stock.

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

        As of December 30, 2008, shares of Class A common stock authorized for issuance under our equity compensation plan are summarized in the following table. The number of shares to be issued upon exercise includes 36,000 shares of restricted Class A common stock which have been issued but which are subject to forfeiture. The weighted-average option exercise price is for stock options only, as the restricted stock has no exercise price. See note 13 to the Consolidated Financial Statements for a description of the plan.

Plan Category	Shares to Be Issued Upon Exercise	Weighted-Average Option Exercise Price	Shares Available for Future Grants
Plan approved by stockholders	7,566,151	$10.14	3,760,385
Plans not approved by stockholders	—	—	—

Total	7,566,151	$10.14	3,760,385

  Unregistered Sales of Equity Securities

        There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

  Issuer Repurchases of Securities

        On February 14, 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $25.0 million of our Class A common stock. Under this program, we may repurchase outstanding shares from time to time in open market transactions during the two-year period ending February 14, 2010. The timing and the amount of any repurchases will be determined by our management under parameters established by our Board of Directors, based on its evaluation of our stock prices, market conditions and other corporate considerations. On July 8, 2008, our Board of Directors approved a $50.0 million increase in our stock repurchase program.

        The following table includes information regarding purchases of our common stock made by us during the 14 weeks ended December 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 23 to October 21	40,200	$8.75	40,200	$22,184,138.03
October 22 to November 18	—	—	—	$22,184,138.03
November 19 to December 30	767,700	$5.25	767,700	$18,155,246.34

Total	807,900		807,900

  Stock Performance Graph

        The following graph sets forth cumulative total return experienced by holders of the Company's Class A common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the period ended December 30, 2008, the last trading day of our fiscal year. The graph assumes the values of the investment in our Class A common stock and each index was $100 on October 5, 2004, the first trading day of our stock, and the reinvestment of all dividends paid during the period of the securities comprising the indices.

        Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since October 5, 2004
Among Texas Roadhouse, Inc., the Russell 3000 Index, and the Russell 3000 Restaurant Index

	10/5/04	12/28/04	12/27/05	12/26/06	12/24/07	12/30/2008
Texas Roadhouse, Inc.	$100.00	$130.01	$140.96	$118.17	$100.80	$65.00
Russell 3000	$100.00	$107.80	$112.97	$127.54	$134.55	$79.49
Russell 3000 Restaurant	$100.00	$118.55	$123.23	$142.81	$149.83	$124.59

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

        We derived the selected consolidated financial data as of and for the years 2008, 2007, 2006, 2005 and 2004 from our audited consolidated financial statements. The 2004 financial data give effect to the combination of our operations under Texas Roadhouse, Inc., a "C" corporation, and the closing of the Company's initial public offering, both of which occurred on October 8, 2004. The 2004 financial data also gives effect to an income tax provision for the period after October 8, 2004 and includes an adjustment to establish a deferred tax liability related to the $5.0 million excess of the reported amounts of the Company's assets and liabilities over the tax basis of those assets and liabilities at October 8, 2004.

        The selected consolidated financial data from December 31, 2003 through October 8, 2004 were derived from our audited consolidated financial statements and present the consolidated operations of Texas Roadhouse Holdings LLC and its wholly-owned and majority-owned restaurants, Texas Roadhouse Development Corporation, Texas Roadhouse Management Corp., WKT Restaurant Corp., and nine franchise restaurants, all of which were entities under the common control of Mr. Taylor. The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2008 was 53 weeks in length while fiscal years 2007, 2006, 2005 and 2004 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$871,556	$724,372	$586,557	$448,341	$354,190
Franchise royalties and fees	8,905	10,717	10,574	10,443	8,821

Total revenue	880,461	735,089	597,131	458,784	363,011

Income from operations(1)	62,027	63,213	54,369	47,296	38,682
Income before taxes	57,557	60,501	53,390	46,614	28,860
Provision for income taxes(2)	19,389	21,176	19,381	16,292	7,159

Net income	$38,168	$39,325	$34,009	$30,322	$21,701

					Pro forma
Historical net income					$21,701
Pro forma provision for income taxes(3)					7,869

Net income adjusted for pro forma provision for income taxes					$13,832

Net income per common share:
Basic	$0.53	$0.53	$0.46	$0.44	$0.27

Diluted	$0.52	$0.51	$0.44	$0.42	$0.24

Weighted average shares outstanding(4):
Basic	72,672	74,611	73,876	68,677	51,890

Diluted	74,079	76,832	76,520	72,565	56,514

	Fiscal Year
	2008	2007	2006	2005	2004
	($ in thousands)
Consolidated Balance Sheet Data:
Total assets	$622,663	$546,029	$452,588	$312,593	$275,854
Long-term debt and obligations under capital leases, net of current maturities	132,482	66,482	35,362	6,881	13,531
Total liabilities	259,866	176,264	132,209	80,367	101,944
Minority interest	2,807	2,384	1,305	651	699
Total stockholders' equity(5)	359,990	367,381	319,074	231,575	173,211
Selected Operating Data:
Company restaurants:
Number open at end of period	245	204	163	127	107
Average unit volumes(6)	$3,824	$3,974	$3,967	$3,891	$3,679
Comparable restaurant sales growth(7)	(2.3)%	1.4%	3.5%	5.6%	7.6
Net cash provided by operating activities	$101,214	$76,567	$79,744	$64,384	$57,275
Net cash used in investing activities	$(120,216)	$(134,532)	$(109,845)	$(61,021)	$(49,735)
Net cash provided by (used in) financing activities	$12,696	$35,745	$34,898	$(20,611)	$32,967

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

  Our effective tax rate is determined based on estimates of pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. Our actual effective tax rate for 2008 was 33.7%, comprised of a combined state tax rate of 3.7% and an effective federal rate of 30.0%. Our actual effective tax rate for 2007 was 35.0%, comprised of a combined state tax rate of 3.7% and an effective federal rate of 31.3%. Our actual effective tax rate for 2006 was 36.3%, comprised of a combined state tax rate of 3.1% and an effective federal rate of 33.2%. Our actual effective tax rate for 2005 was 34.9%, comprised of a combined state tax rate of 3.1% and an effective federal rate of 31.8%. Our actual effective tax rate for October 8, 2004 through December 28, 2004 was 33.6%, excluding the $5.0 million deferred tax charge discussed above, comprised of a combined state tax rate of 3.4% and an effective federal rate of 30.2%.

(3)
The pro forma provision for income taxes gives effect to our reorganization as a "C" corporation. The adjustment is based upon the information shown in the table below. The combined state tax rate is our estimate of the average state tax rate we would have incurred based on the mix and volume of business we do in the states and the relevant apportionment factors for those states. The combined federal and state tax rates shown below give effect to the deductibility of state taxes at the federal level and tip tax credits from December 31, 2003 through October 7, 2004.

2004
Effective federal tax rate	31.6%
Combined state tax rate	3.3%
Combined effective federal and state tax rate	34.9%
(4)
See note 11 to the Consolidated Financial Statements.

(5)
See note 10 to the Consolidated Financial Statements.

(6)
Average unit volume represents the average annual restaurant sales for all company restaurants open for a full six months before the beginning of the period measured. Although 2008 contained 53 weeks, for comparative purposes, 2008 average unit volumes were adjusted to a 52-week basis. Additionally, average unit volume of company-owned restaurants for 2007 and 2006 in the table above were adjusted to reflect the restaurant sales of any acquired franchise restaurants.

(7)
Comparable restaurant sales growth reflects the change in sales over the same period of the prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-3 to F-20), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

        Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. The first Texas Roadhouse restaurant opened in Clarksville, Indiana in February 1993. As of December 30, 2008, there were 314 Texas Roadhouse restaurants operating in 46 states, including:

  •
  245 "company restaurants," of which 235 were wholly-owned and 10 were majority-owned. The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Minority interest" in our consolidated statements of income.

  •
  69 "franchise restaurants," of which 66 were franchise restaurants and 3 were license restaurants. We have a 5.0% to 10.0% ownership interest in 19 franchise restaurants. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest.

        We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in eight of the ten majority-owned company restaurants and (ii) 59 of the franchise restaurants.

Presentation of Financial and Operating Data

        We operate on a fiscal year that ends on the last Tuesday in December. Fiscal year 2008 was 53 weeks in length and, as such, the fourth quarter of fiscal year 2008 was 14 weeks in length. Fiscal years 2007 and 2006 were 52 weeks in length, while the quarters for those years were 13 weeks in length.

Long-term Strategies to Grow Earnings Per Share

        Our long-term strategies with respect to increasing net income and earnings per share include the following:

        Expanding Our Restaurant Base.    We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing markets and new domestic or international markets. We will remain focused primarily on mid-sized markets where we believe there exists a significant demand for our restaurants because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. Restaurants that we owned and operated for the full six months before the beginning of 2008 generated average unit volumes of $3.9 million for 2008, which was a 53 week year. When we lease the land, the total cash cost of developing our prototype restaurant, including pre-opening expenses, is between $2.5 million and $3.8 million. Our average cash investment to develop and open a new restaurant, including the cost of land and pre-opening expenses, is approximately $3.4 million to $4.8 million. Our ability to expand our restaurant base is influenced by factors beyond our control and therefore we may not be able to achieve our anticipated growth.

        We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. We may, also, look to acquire franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. On February 24, 2009, we opened a new restaurant, Aspen Creek, which is wholly-owned by Texas Roadhouse, Inc.

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

        Stock Repurchase Program.    We continue to look at opportunities to repurchase our Class A common stock at favorable market prices under our stock repurchase program. Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our Class A common stock. As of the end of 2008, $18.2 million worth of Class A common stock remains authorized for repurchase.

Key Operating Personnel

        Key personnel who have a significant impact on the performance of our restaurants include managing and market partners. Each company restaurant has one managing partner who serves as the general manager. Market partners can provide supervisory services for up to 12 to 15 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. The managing partner of each company restaurant and their corresponding market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing and market partners includes a base salary plus a percentage of the pre-tax net income of the restaurant(s) they operate or supervise. Managing and market partners are eligible to participate in our equity incentive plan and, as a general rule, are required to make deposits of $25,000 and $50,000, respectively. The deposits are refunded after a period of time, no less than five years, or may be used towards the payments of the exercise price of outstanding and vested stock options.

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

        Comparable Restaurant Sales Growth.    Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period. Comparable restaurant sales growth can be generated by an increase in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

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

        Franchise Royalties and Fees.    Franchisees typically pay a $40,000 initial franchise fee for each new restaurant and a franchise renewal fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our franchisees.

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

        Minority Interest.    Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants. Our consolidated subsidiaries at December 30, 2008 included ten majority-owned restaurants, all of which were open. Our consolidated subsidiaries at December 25, 2007 included eight majority-owned restaurants, seven of which were open and one of which was under construction. Our consolidated subsidiaries at December 26, 2006 included five majority-owned restaurants, all of which were open.

        Equity Income from Unconsolidated Affiliates.    As of December 30, 2008, we owned 5.0% to 10.0% equity interest in 19 franchise restaurants. As of December 25, 2007 and December 26, 2006, we owned

5.0% to 10.0% equity interest in 18 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

	Results of Operations
	Fiscal Year
	2008		2007		2006
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	871,556	99.0	724,372	98.5	586,557	98.2
Franchise royalties and fees	8,905	1.0	10,717	1.5	10,574	1.8

Total revenue	880,461	100.0	735,089	100.0	597,131	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	308,123	35.4	255,060	35.2	205,615	35.1
Labor	253,132	29.0	205,780	28.4	162,610	27.7
Rent	15,879	1.8	11,735	1.6	10,052	1.7
Other operating	146,019	16.8	116,258	16.0	95,536	16.3
(As a percentage of total revenue)
Pre-opening	11,604	1.3	12,741	1.7	12,508	2.1
Depreciation and amortization	37,694	4.3	30,446	4.1	21,357	3.6
Impairment and closures	2,175	0.2	1,721	0.2	481	0.1
General and administrative	43,808	5.0	38,135	5.2	34,603	5.8

Total costs and expenses	818,434	93.0	671,876	91.4	542,762	90.9
Income from operations	62,027	7.0	63,213	8.6	54,369	9.1
Interest expense, net	3,844	(0.4)	2,295	(0.3)	645	(0.1)
Minority interest	841	(0.1)	711	(0.1)	585	(0.1)
Equity income from investments in unconsolidated affiliates	(215)	0.0	(294)	0.0	(251)	0.0

Income before taxes	57,557	6.5	60,501	8.2	53,390	8.9
Provision for income taxes	19,389	2.2	21,176	2.9	19,381	3.2

Net income	38,168	4.3	39,325	5.3	34,009	5.7

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 27, 2005	127	94	221
Openings	25	5	30
Acquisitions (Dispositions)	11	(11)	—
Closures	—	—	—

Balance at December 26, 2006	163	88	251
Openings	32	2	34
Acquisitions (Dispositions)	9	(9)	—
Closures	—	—	—

Balance at December 25, 2007	204	81	285
Openings	29	1	30
Acquisitions (Dispositions)	13	(13)	—
Closures	(1)	—	(1)

Balance at December 30, 2008	245	69	314

Restaurant Sales

        Restaurant sales increased by 20.3% in 2008 as compared to 2007. This increase was primarily attributable to the opening of new restaurants and the acquisitions of franchise restaurants coupled with the addition of a 53rd week in 2008, partially offset by a decrease in comparable restaurant sales and average unit volumes. The 53rd week resulted in $17.9 million in restaurant sales or 2.5% of the increase in 2008 as compared to 2007. Restaurant sales increased by 23.5% in 2007 as compared to 2006. This increase was primarily attributable to the opening of new restaurants, the acquisitions of nine franchise restaurants on June 27, 2007 and comparable restaurant sales growth.

        The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods. Although 2008 contained 53 weeks, for comparative purposes, 2008 average unit volumes were adjusted to a 52-week basis.

	2008	2007	2006
Company Restaurants
Store weeks	11,861	9,499	7,648
Comparable restaurant sales growth/(decline)	(2.3)%	1.4%	3.5%
Average unit volumes (in thousands)	$3,824	$3,974	$3,967

        We have implemented certain menu pricing increases to partially offset impacts from higher operating costs, including higher food costs and increased minimum and tip wages, and other inflationary pressures. The following table summarizes our menu pricing actions for the periods.

Increased Menu Pricing
May/June 2008	1.5%
January/February 2008	1.1%
December 2006/February 2007	2.0%
October 2006	0.8%
January 2006	1.0%

        In conjunction with our menu pricing implemented in May 2008, several lower priced entrées were added to our menu which, based on the preference of these items, resulted in a reduction of average check of approximately 0.3%. As a result, we had approximately 2.3% in net menu pricing for 2008. We will continue to evaluate the need for and test further menu price increases as we assess the current inflationary and competitive environment.

        On September 24, 2008, we acquired one franchise restaurant in Florida, which is expected to have no significant net revenue or accretive impact on an on-going annual basis. In fiscal 2008, restaurant sales included $0.9 million from the acquired franchise restaurant. Effective July 23, 2008, we acquired nine franchise restaurants. On an on-going annual basis, the acquisitions are expected to add approximately $31.0 million of net revenue and have no significant accretive impact. In fiscal 2008, restaurant sales included $12.4 million from the nine acquired franchise restaurants. Effective March 26, 2008, we acquired three franchise restaurants. On an on-going annual basis, we estimate these acquisitions will be accretive to diluted earnings per share by approximately $0.005. In fiscal 2008, restaurant sales included $9.7 million from the three acquired franchise restaurants. For comparative purposes, average unit volume for 2007 in the table above was adjusted to reflect restaurant sales of these acquired franchise restaurants as part of company-owned restaurants average unit volume.

        On June 27, 2007, we acquired nine franchise restaurants. These acquisitions were slightly accretive to fiscal 2007 diluted earnings per share. In fiscal 2007, restaurant sales included $16.4 million from the nine acquired franchise restaurants, as these restaurants were acquired at the beginning of third quarter of 2007. For comparative purposes, average unit volume for 2006 in the table above was adjusted to reflect restaurant sales of the nine acquired franchise restaurants as part of company-owned restaurants average unit volume.

        In 2009, we plan to open approximately 15 additional company restaurants. We have either begun construction or have sites currently under contract for purchase or lease for 13 of the 15 restaurants. In addition, we may evaluate opportunities for acquiring additional franchise restaurants in 2009.

Franchise Royalties and Fees

        Franchise royalties and fees decreased by $1.8 million, or by 16.9%, from 2007 to 2008. This decrease was primarily attributable to the loss of royalties associated with the acquisition of 13 franchise restaurants in 2008 and nine franchise restaurants in 2007. These decreases were partially offset by the additional week in 2008. The franchise restaurants acquired in 2008 generated approximately $0.8 million and $1.7 million in franchise royalties in fiscal 2008 and fiscal 2007, respectively. The franchise restaurants acquired in 2007 generated approximately $0.6 million in franchise royalties in fiscal 2007. Franchise comparable restaurant sales decreased by 3.6% in 2008. Franchise restaurant count activity is shown in the restaurant unit activity table above. In 2009, we expect that our franchisees will open two new franchise restaurants.

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

Restaurant Cost of Sales

        Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.4% in 2008 from 35.2% in 2007. This increase was primarily attributable to higher commodity costs on food items, such as wheat and oil-based ingredients, produce costs and dairy costs, partially offset by the benefit of lower beef costs and menu price increases discussed above. For 2009, we have fixed price contracts for 90% of our beef product volume with the remainder currently subject to fluctuating market prices. We expect commodity cost deflation of approximately 2-3% in 2009.

        Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.2% in 2007 from 35.1% in 2006. This increase was primarily attributable to higher dairy and bread mix costs, partially offset by menu price increases discussed above.

Restaurant Labor Expenses

        Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.0% in 2008 from 28.4% in 2007. This increase was primarily attributable to negative average unit volume growth combined with higher labor costs associated with restaurants opened in 2008 and the latter part of 2007 and higher average wages rates, partially offset by menu price increases discussed above. We generally incur higher labor costs, as a percentage of restaurant sales, during the first few months after the opening of a new restaurant. Higher average hourly wage rates resulted from several state-mandated increases in minimum and tip wage rates throughout 2007 and into 2008 and an increase in federal minimum wage rate in July 2008. We anticipate our labor costs will continue to be pressured by inflation, which is primarily caused by federal and state-mandated increases in minimum and tip wage rates. These increases may or may not be offset by additional menu price adjustments.

        Restaurant labor expenses, as a percentage of restaurant sales, increased to 28.4% in 2007 from 27.7% in 2006. This increase was primarily attributable to higher average hourly wage rates resulting from several state-mandated increases in minimum and/or tip wage rates during 2007 and restaurants opened in fiscal 2007 as we generally incur higher labor costs during the first few months after the opening of a new restaurant, partially offset by the impact of menu price increases as discussed above and lower share-based compensation expense.

Restaurant Rent Expense

        Restaurant rent expense, as a percentage of restaurant sales, increased to 1.8% in 2008 from 1.6% in 2007 which was a decrease from 1.7% in 2006. The increase in 2008 was primarily due to rent expense associated with acquired franchise restaurants and negative average unit volume growth, while the slight decrease in 2007 was primarily due to the benefit generated from comparable restaurant sales growth. We expect rent expense to be higher in 2009 due to the franchise restaurant acquisitions in 2008 and a higher percentage of the restaurants we are opening being on leased versus owned land.

Restaurant Other Operating Expenses

        Restaurant other operating expenses, as a percentage of restaurant sales, increased to 16.8% from 16.0% in 2007. This increase was primarily due to negative average unit volume growth combined with higher utility costs and property tax expense, partially offset by lower managing partner and market partner bonuses, as a percentage of restaurant sales. In addition, costs relating to weather damage and losses on disposal of assets relating to remodels at three restaurants further contributed to the increase in 2008. Managing and market partner bonuses were lower, as a percentage of restaurant sales, due to lower profitability.

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

Restaurant Pre-opening Expenses

        Pre-opening expenses in 2008 decreased to $11.6 million from $12.7 million in 2007 which was an increase from $12.5 million in 2006. The decrease in 2008 was primarily due to fewer restaurants being in the development pipeline in fiscal 2008 compared to fiscal 2007. The slight increase in 2007 was primarily due to seven more restaurants being opened in fiscal 2007 compared to fiscal 2006. Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired. We anticipate that pre-opening costs will decrease in fiscal 2009 as we have fewer openings planned for fiscal 2009 compared to fiscal 2008.

Depreciation and Amortization Expenses

        D&A, as a percentage of revenue, increased to 4.3% in 2008 from 4.1% in 2007, which was an increase from 3.6% in 2006. The increase in 2008 was primarily related to capital spending on new restaurants and negative average unit volume growth, partially offset by lower depreciation expense on older restaurants and the impact of having an additional week of sales in 2008. The increase in 2007 was primarily related to capital spending on new restaurants.

Impairment and Closure Expenses

        Impairment and closure expenses increased to $2.2 million (0.2% of revenue) in 2008 from $1.7 million (0.2% of revenue) in 2007 which was an increase from $0.5 million (0.1% of revenue) in 2006. Impairment costs of $1.4 million were recorded in 2008 with respect to one underperforming restaurant in which the carrying value was reduced to its estimated fair value in the fourth quarter of 2008 compared to impairment costs of $1.7 million in 2007 with respect to one underperforming restaurant in which the carrying value was reduced to its estimated fair value in the fourth quarter of 2007. Additionally, $0.8 million in 2008 was incurred due to lease reserve and other charges incurred in conjunction with the closure of the restaurant impaired in the fourth quarter of 2007. This restaurant was closed in the first quarter of 2008. The impairment costs of $0.5 million in 2006 were incurred in conjunction with the planned relocation of two restaurant sites in 2007. Prior to 2007, these costs were recorded in Other Operating Expenses.

General and Administrative Expenses

        G&A, as a percentage of total revenue, decreased to 5.0% in 2008 from 5.2% in 2007. This decrease was primarily attributable to lower performance-based bonus expense for executive and other support center employees and lower costs associated with our annual managing partner conference, partially offset by an increase in higher share-based compensation costs combined with negative average unit volume growth. The higher share-based compensation costs were a result of the renewal of certain executive employment contracts at the beginning of 2008.

        G&A decreased in 2007 to 5.2% of revenue from 5.8% of revenue in 2006. This decrease was primarily due to leveraging of the base business and lower share-based compensation costs.

Interest Expense, Net

        Net interest expense increased to $3.8 million in 2008 from $2.3 million in 2007. This increase was primarily due to increased borrowings under our credit facility, a decrease in interest income and lower capitalized interest, partially offset by lower interest rates. The increased borrowings were primarily related to money spent on stock repurchases and franchise restaurant acquisitions. Lower interest income and capitalized interest were primarily due to lower interest rates.

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

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Our effective tax rate for 2008 decreased to 33.7% from 35.0% in 2007. This decrease is primarily attributable to higher federal tax credits as a percentage of net income before income tax, offset by the non-deductibility of officers' compensation in 2008. Officers' compensation was fully deductible in 2007. We expect the effective tax rate to be approximately 34.0% for fiscal 2009.

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

Liquidity and Capital Resources

        The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$101,214	$76,567	$79,744
Net cash used in investing activities	(120,216)	(134,532)	(109,845)
Net cash provided by (used in) financing activities	12,696	35,745	34,898

Net (decrease) increase in cash	$(6,306)	$(22,220)	$4,797

        Net cash provided by operating activities was $101.2 million in 2008 compared to $76.6 million in 2007. This increase was primarily due to a $9.5 million timing issue related to credit card settlements in 2007 which impacted the increase in net cash provided by operating activities by $19.0 million. The $9.5 million increase in accounts receivable in 2007 was due to the timing of credit card settlements as fiscal year 2007 ended on a bank holiday. In addition, higher depreciation was partially offset by lower gift card sales and decreases in other working capital. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we received trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth. Net cash provided by operating activities was $76.6 million in 2007 which was lower than $79.7 million in 2006 primarily due to the $9.5 million increase in accounts receivable discussed above. Additionally, increases in other liabilities and income taxes payable were partially offset by higher net income and depreciation.

        Net cash used in investing activities was $120.2 million in 2008 compared to $134.5 million in 2007. The decrease was primarily due to higher aggregate purchase prices relating to the acquisition of franchise restaurants in 2007 than in 2008, as $33.2 million was spent on franchise acquisitions in 2007 compared to $17.8 million in 2008. Net cash used in investing activities was $134.5 million in 2007 compared to $109.8 million in 2006. This increase was primarily due to higher aggregate purchase prices relating to the acquisition of franchise restaurants in 2007 than in 2006 and an increase in capital spending associated with new restaurant development, as $33.2 million was spent on franchise acquisitions in 2007 compared to $13.3 million in 2006.

        We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisitions of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 30, 2008, there were 114 restaurants developed on land which we owned.

        Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed, in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2009, we expect our capital expenditures to be $50.0 to $60.0 million, excluding franchise acquisitions, substantially all of which will relate to planned restaurant openings. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility.

        Net cash provided by financing activities was $12.7 million in 2008 compared to $35.7 million in 2007. This decrease was primarily due to increased borrowings under our credit facility, offset by stock repurchases of $57.0 million in fiscal 2008. The increased borrowings under our credit facility are due to borrowings of approximately $57.0 million in conjunction with stock repurchases in 2008 and approximately $20.0 in conjunction with acquisitions of franchise restaurants in 2008 compared to borrowings of approximately $36.0 million in conjunction with the acquisitions of franchise restaurants in 2007. Net cash provided by financing activities was $35.7 million in 2007 compared to $34.9 million in 2006. This increase was primarily due to an increase in net borrowings of $3.0 million under our credit facility to fund capital expenditures, offset by a decrease in excess tax benefits from share-based compensation recognized in accordance with SFAS 123R of $2.0 million. For 2009, we anticipate net cash provided by operating activities will exceed capital expenditures.

        On February 14, 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $25.0 million of our Class A common stock. On July 8, 2008, our Board of Directors approved a $50.0 million increase in the Company's stock repurchase program, thereby increasing the Company's total stock repurchase authorization to $75.0 million. Under this program, we may repurchase outstanding shares from time to time in open market transactions during the two-year period ending February 14, 2010. During 2008, we repurchased 6,512,807 shares for an aggregate purchase price of $57.0 million. The timing and the amount of any repurchases will be determined by our management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

        In 2008, we paid distributions of $1.3 million to equity holders of seven of our majority-owned company restaurants. In 2007 and 2006, we paid distributions of $1.1 million and $0.8 million to equity holders of five of our majority-owned company restaurants, respectively. Currently, our intent is to retain future earnings, if any, primarily to finance the future development and operation of our business.

        On May 31, 2007, we amended and restated our five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank. The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012. The terms of the facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on our leverage ratio.

The weighted-average interest rate for the revolver at December 30, 2008 was 2.73%. The lenders' obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ration of 3.00 to 1.00. The new credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness that would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 30, 2008.

        At December 30, 2008, we had $130.0 million of outstanding borrowings under our credit facility and $116.0 million of availability net of $4.0 million of outstanding letters of credit. In addition, we had various other notes payable totaling $2.2 million with interest rates ranging from 4.35% to 10.80%. Each of these notes relate to the financing of specific restaurants. Our total weighted average effective interest rate at December 30, 2008 was 2.86%.

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

        On October 22, 2008, we entered into an interest rate swap, which started on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR for a term ending on November 7, 2015, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount.

Contractual Obligations

        The following table summarizes the amount of payments due under specified contractual obligations as of December 30, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$132,194	$163	$352	$130,435	1,244
Capital lease obligations	516	65	176	207	68
Interest(1)	1,490	276	478	358	378
Operating lease obligations	207,614	18,793	37,364	36,865	114,592
Capital obligations	33,589	33,589	—	—	—

Total contractual obligations(2)	$375,403	$52,886	$38,370	$167,865	$116,282

(1)
Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations. Uses interest rates as of December 30, 2008 for our variable rate debt. Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 4 of the Consolidated Financial Statements, can fluctuate daily.

(2)
This amount excludes $0.6 million of unrecognized tax benefits under Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48") as we are unable to reasonably estimate the timing of these cash flows.

        The Company has no material minimum purchase commitments with its vendors that extend beyond a year. See notes 4 and 7 to the Consolidated Financial Statements for details of contractual obligations.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). We do not expect the adoption of SFAS 157 for nonfinancial assets and liabilities will have a material impact on our consolidated financial position, results of operations or cash flows. See note 14 of the Consolidated Financial Statements for additional fair value discussions.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions: and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company). We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial position, results or operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company's financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the adoption of SFAS 161 will have a material impact on its consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. This statement will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

        Impairment of Long-lived Assets.    We evaluate our long-lived assets for impairment at the individual restaurant level when events or circumstances indicate that the carrying amount of a restaurant may not be recoverable. Our evaluation requires an estimation of the future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations for future sales growth. We limit assumptions about important factors such as trend of future operations and sales growth to those that are supportable based upon our plans for the restaurant and actual results at comparable restaurants. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

        If assets are determined to be impaired, we measure the impairment charge by calculating the amount by which the asset carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. We generally measure estimated fair market value by discounting estimated future cash flows or obtaining an independent third party appraisal, if available. If these assumptions change in the future, we may be required to record impairment charges for these assets.

        We recorded an impairment of $1.4 million in 2008 with respect to one underperforming restaurant in the fourth quarter of 2008. We recorded an impairment of $1.7 million in 2007 with respect to one underperforming restaurant in the fourth quarter of 2007. Additionally, $0.8 million was incurred in 2008 due to a lease reserve and other charges incurred in conjunction with the subsequent closure of the restaurant in the first quarter of 2008. The Company recorded an impairment loss of $0.5 million in 2006 with respect to two restaurants that were approved to relocate to better sites in their respective markets. One of these restaurants opened at its new site in January 2007 and the other one opened at its new site in September 2007. We concluded that no other impairment charge was necessary as a result of our impairment evaluations for 2008, 2007 and 2006.

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

        The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use the assumptions from our strategic plan for items such as sales growth and operating costs. If our assumptions used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. We concluded that no goodwill impairment charge was required for 2008, 2007 and 2006.

        Insurance Reserves.    We self-insure a significant portion of expected losses under our workers compensation, general liability and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed below:

Workers compensation	$250,000
General liability	$100,000
Property	$25,000

        We record a liability for unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based on estimates provided by a third party administrator and actuary. Our estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0% at December 30, 2008 resulting in a discount of $0.2 million. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by an immaterial amount. We also monitor actuarial observations of historical claim development for the industry. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

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

Effects of Inflation

        We believe inflation has had a negative effect on our operations during the past few years as we have not substantially offset increases in our restaurant and operating costs resulting from inflation by altering our menu, increasing menu prices and/or making other adjustments. Whether we are able and/or choose to offset the effects of inflation will determine to what, if any, extent inflation affects our operations in future periods.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. Our options for the rate are the Base Rate, which is the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.50%, or LIBOR plus an applicable margin. At December 30, 2008, there was $130.0 million in outstanding borrowings under our revolving line of credit, which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR. We had various other notes payable totaling $2.2 million with fixed interest rates ranging from 4.35% to 10.80%. Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.3 million.

        On October 22, 2008, we entered into an interest rate swap, which started on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. Our counterparty in the interest rate swap is J.P. Morgan Chase, N.A.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of December 30, 2008.

Changes in internal control

        During the fourth quarter of 2008, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2008.

        KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 30, 2008 as stated in their report at F-1.

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 regarding the directors of the Company is incorporated herein by reference to the information set forth in the table entitled "Director and Director Nominee Information" under "Election of Directors" in the 2008 Proxy Statement.

        Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

        Information regarding corporate governance of the Company is incorporated herein by reference to the information set forth under the caption, "Corporate Governance" in the 2008 Proxy Statement.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 10, 2009.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 10, 2009.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 10, 2009.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 10, 2009.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.    Consolidated Financial Statements

Description	Page Number in Report
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 30, 2008 and December 25, 2007	F-3
Consolidated Statements of Income for the years ended December 30, 2008, December 25, 2007 and December 26, 2006	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 30, 2008, December 25, 2007 and December 26, 2006	F-5
Consolidated Statements of Cash Flows for the years ended December 30, 2008, December 25, 2007 and December 26, 2006	F-6
Notes to Consolidated Financial Statements	F-7
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

Exhibit No.		Description
10.5		Lease Agreement dated as of November 1999, by and between TEAS II, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.6
Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.7
Updated schedule as of December 30, 2008 of the owners of company-managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as set forth at Exhibit 10.4 of this Form 10-K
10.8
Updated schedule as of December 30, 2008 of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as set forth at Exhibit 10.6 of this Form 10-K
10.9
Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2006) (File No. 000-50972))
10.10
First Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated December 18, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 26, 2006) (File No. 000-50972))
10.11
Amended and Restated Credit Agreement, dated as of May 31, 2007, by and among Texas Roadhouse, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 6, 2007 (File No. 000-50972))
10.12
Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 2007) (File No. 000-50972))
10.13
Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 2007) (File No. 000-50972))
10.14	*
Employment Agreement between Registrant and G.J. Hart effective December 26, 2007 (incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the year ended December 25, 2007 (File No. 000-50972))
10.15	*
Employment Agreement between Registrant and Scott M. Colosi effective December 26, 2007 (incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-K for the year ended December 25, 2007 (File No. 000-50972))
10.16	*
Employment Agreement between Registrant and Steven L. Ortiz effective December 26, 2007 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 25, 2007 (File No. 000-50972))

Exhibit No.		Description
10.17	*	Employment Agreement between Registrant and W. Kent Taylor effective December 26, 2007 (incorporated by reference to Exhibit 10.17 of Registrant's Annual Report on Form 10-K for the year ended December 25, 2007 (File No. 000-50972))
10.18	*
Employment Agreement between Registrant and Sheila C. Brown effective December 26, 2007 (incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the year ended December 25, 2007 (File No. 000-50972))
10.19	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-K for the year ended December 25, 2007 (File No. 000-50972))
10.20	*	Form of First Amendment to Restricted Stock Unit Award Agreement with non-management directors
10.21	*	Amendment to Texas Roadhouse, Inc. 2004 Equity Incentive Plan
10.22	*	Amendment to Employment Agreement between Registrant and G.J. Hart effective January 1, 2009
10.23	*	Amendment to Employment Agreement between Registrant and Scott M. Colosi effective January 1, 2009
10.24	*	Amendment to Employment Agreement between Registrant and Steven L. Ortiz effective January 1, 2009
10.25	*	Amendment to Employment Agreement between Registrant and W. Kent Taylor effective January 1, 2009
10.26	*	Amendment to Employment Agreement between Registrant and Sheila C. Brown effective January 1, 2009
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: February 27, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. KENT TAYLOR W. Kent Taylor	Chairman of the Company, Director	February 27, 2009
/s/ G.J. HART G.J. Hart	President, Chief Executive Officer, Director (Principal Executive Officer)	February 27, 2009
/s/ SCOTT M. COLOSI Scott M. Colosi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009
/s/ GREGORY N. MOORE Gregory N. Moore	Director	February 27, 2009
/s/ MARTIN T. HART Martin T. Hart	Director	February 27, 2009
/s/ JAMES F. PARKER James F. Parker	Director	February 27, 2009
/s/ JAMES R. RAMSEY James R. Ramsey	Director	February 27, 2009
/s/ JAMES R. ZARLEY James R. Zarley	Director	February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 30, 2008 and December 25, 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 30, 2008 and December 25, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Roadhouse, Inc.'s internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the internal control over financial reporting of Texas Roadhouse, Inc. as of December 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Roadhouse, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Texas Roadhouse Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Texas Roadhouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 30, 2008 and December 25, 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky
February 27, 2009

Consolidated Balance Sheets as of December 30, 2008 and December 25, 2007 Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 30, 2008	December 25, 2007
Assets
Current assets:
Cash and cash equivalents	$5,258	$11,564
Receivables, net of allowance for doubtful accounts of $524 in 2008 and $8 in 2007	9,922	18,303
Inventories, net	8,140	7,277
Prepaid income taxes	3,429	—
Prepaid expenses	6,097	3,646
Deferred tax assets	1,962	841

Total current assets	34,808	41,631

Property and equipment, net	456,132	390,378
Goodwill	114,807	101,856
Intangible asset, net	12,807	8,414
Other assets	4,109	3,750

Total assets	$622,663	$546,029

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$228	$302
Accounts payable	32,175	23,716
Deferred revenue—gift cards/certificates	32,265	32,088
Accrued wages	15,500	14,561
Income tax payable	—	721
Accrued taxes and licenses	8,544	6,439
Other accrued liabilities	10,931	10,432

Total current liabilities	99,643	88,259

Long-term debt and obligations under capital leases, excluding current maturities	132,482	66,482
Stock option and other deposits	3,784	4,916
Deferred rent	9,920	7,472
Deferred tax liabilities	6,205	4,900
Fair value of derivative financial instruments	2,704	—
Other liabilities	5,128	4,235

Total liabilities	259,866	176,264
Minority interest in consolidated subsidiaries	2,807	2,384
Stockholders' equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 64,070,620 and 69,582,602 shares issued and outstanding at December 30, 2008 and December 25, 2007, respectively)	64	70
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	220,385	264,234
Retained earnings	141,240	103,072
Accumulated other comprehensive loss	(1,704)	—

Total stockholders' equity	359,990	367,381

Total liabilities and stockholders' equity	$622,663	$546,029

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 30, 2008	December 25, 2007	December 26, 2006
Revenue:
Restaurant sales	$871,556	$724,372	$586,557
Franchise royalties and fees	8,905	10,717	10,574

Total revenue	880,461	735,089	597,131

Costs and expenses:
Restaurant operating costs:
Cost of sales	308,123	255,060	205,615
Labor	253,132	205,780	162,610
Rent	15,879	11,735	10,052
Other operating	146,019	116,258	95,536
Pre-opening	11,604	12,741	12,508
Depreciation and amortization	37,694	30,446	21,357
Impairment and closures	2,175	1,721	481
General and administrative	43,808	38,135	34,603

Total costs and expenses	818,434	671,876	542,762
Income from operations	62,027	63,213	54,369
Interest expense, net	3,844	2,295	645
Minority interest	841	711	585
Equity income from investments in unconsolidated affiliates	(215)	(294)	(251)

Income before taxes	$57,557	$60,501	$53,390
Provision for income taxes	19,389	21,176	19,381

Net income	$38,168	$39,325	$34,009

Net income per common share:
Basic	$0.53	$0.53	$0.46

Diluted	$0.52	$0.51	$0.44

Weighted average shares outstanding:
Basic	72,672	74,611	73,876

Diluted	74,079	76,832	76,520

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(in thousands, except share data)

	Class A		Class B				Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Shares	Par Value	Paid in Capital	Retained Earnings (Deficit)		Total
Balance, December 27, 2005	65,267,655	$65	5,265,376	$5	$201,764	$29,738	$3	$231,575
Comprehensive income:
Realized gain on derivatives, net of tax	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	—	34,009	—	34,009

Total comprehensive income								34,006

Issuance of Class A Common Stock in acquisition	2,478,531	3	—	—	39,235	—	—	39,238
Shares issued under stock option plan including tax effects	1,256,739	1	—	—	8,043	—	—	8,044
Share-based compensation	—	—	—	—	6,211	—	—	6,211

Balance, December 26, 2006	69,002,925	$69	5,265,376	$5	$255,253	$63,747	$—	$319,074

Net income	—	—	—	—	—	39,325	—	39,325
Shares issued under stock option plan including tax effects	579,677	1	—	—	4,116	—	—	4,117
Minority interest liquidation adjustments	—	—	—	—	123	—	—	123
Share-based compensation	—	—	—	—	4,742	—	—	4,742

Balance, December 25, 2007	69,582,602	$70	5,265,376	$5	$264,234	$103,072	$—	$367,381

Comprehensive income:
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(1,704)	(1,704)
Net income	—	—	—	—	—	38,168	—	38,168

Total comprehensive income								36,464
Shares issued under stock option plan including tax effects	1,000,825	1	—	—	5,249	—	—	5,250
Repurchase of shares of Common Stock	(6,512,807)	(7)	—	—	(56,967)			(56,974)
Minority interest liquidation adjustments	—	—	—	—	44	—	—	44
Share-based compensation	—	—	—	—	7,825	—	—	7,825

Balance, December 30, 2008	64,070,620	$64	5,265,376	$5	$220,385	$141,240	$(1,704)	$359,990

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 30, 2008	December 25, 2007	December 26, 2006
Cash flows from operating activities:
Net income	$38,168	$39,325	$34,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,694	30,446	21,357
Deferred income taxes	1,184	(2,698)	(679)
Loss on disposition of assets	1,293	655	248
Impairment and closure	2,018	1,721	481
Minority interest	841	711	585
Equity income from investments in unconsolidated affiliates	(215)	(294)	(251)
Distributions received from investments in unconsolidated affiliates	361	359	309
Provision for doubtful accounts	516	(61)	—
Share-based compensation expense	7,745	4,742	6,211
Changes in operating working capital:
Receivables	7,865	(9,923)	1,360
Inventories	(515)	(610)	(243)
Prepaid expenses and other current assets	(2,377)	(584)	(611)
Other assets	(399)	(534)	(16)
Accounts payable	6,552	4,377	1,379
Deferred revenue—gift cards/certificates	(507)	5,230	5,006
Accrued wages	362	1,440	3,107
Excess tax benefits from share-based compensation	(3,288)	(1,786)	(3,767)
Prepaid income taxes and income taxes payable	(862)	(1,218)	9,358
Accrued taxes and licenses	2,020	(399)	2,778
Other accrued liabilities	183	2,006	603
Deferred rent	2,343	1,625	1,157
Other liabilities	232	2,037	(2,637)

Net cash provided by operating activities	101,214	76,567	79,744

Cash flows from investing activities:
Capital expenditures—property and equipment	(102,536)	(101,923)	(97,926)
Acquisition of franchise restaurants, net of cash acquired	(17,835)	(33,222)	(13,281)
Proceeds from sale of property and equipment, including insurance proceeds	250	613	1,362
Investment in equity investees	(95)	—	—

Net cash used in investing activities	(120,216)	(134,532)	(109,845)

Cash flows from financing activities:
Proceeds from revolving credit facility, net	67,000	33,000	30,000
Repurchase of shares of common stock	(56,974)	—	—
Proceeds from minority interest contributions and other	877	1,605	737
Distributions to minority interest holders	(1,251)	(1,100)	(794)
Excess tax benefits from share-based compensation	3,288	1,786	3,767
Repayment of stock option and other deposits	(1,812)	(259)	(412)
Proceeds from stock option and other deposits	784	1,073	1,514
Principal payments on long-term debt and capital lease obligations	(1,074)	(2,231)	(3,795)
Payments for debt issuance costs	—	(459)	—
Proceeds from exercise of stock options	1,858	2,330	3,881

Net cash provided by financing activities	12,696	35,745	34,898

Net (decrease) increase in cash	(6,306)	(22,220)	4,797
Cash and cash equivalents—beginning of year	11,564	33,784	28,987

Cash and cash equivalents—end of year	$5,258	$11,564	$33,784

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$4,130	$1,744	$2,824
Income taxes	$19,067	$25,092	$10,887
Supplemental schedule of noncash financing activities:
Stock acquisition of franchise restaurants	$—	$—	$39,260
Assumption of debt—acquisitions	$—	$—	$2,292

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

        The accompanying Consolidated Financial Statements as of December 30, 2008 and December 25, 2007 include the accounts of Texas Roadhouse, Inc. (the "Company"), and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC ("Holdings"), Texas Roadhouse Development Corporation ("TRDC"), and Texas Roadhouse Management Corp. The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other license and franchise restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Texas Roadhouse Management Corp. provides management services to Holdings, TRDC and certain other license and franchise restaurants.

        At December 30, 2008 and December 25, 2007, there were 314 and 285 Texas Roadhouse restaurants operating in 46 and 44 states, respectively. Of the 314 restaurants that were operating at December 30, 2008, (i) 245 were Company restaurants, 235 of which were wholly-owned and 10 of which were majority-owned, (ii) 66 were franchise restaurants and (iii) 3 were license restaurants. Of the 285 restaurants that were operating at December 25, 2007, (i) 204 were Company restaurants, 197 of which were wholly-owned and seven of which were majority-owned, (ii) 78 were franchise restaurants and (iii) three were license restaurants.

(2) Summary of Significant Accounting Policies

  (a)
  Principles of Consolidation

        At December 30, 2008 and December 25, 2007, the Company had minority ownership in 19 and 18 restaurants, respectively. The unconsolidated restaurants are accounted for using the equity method. The Company exercises significant control over the operating and financial policies of these entities based on the rights granted to the Company under each entity's operating or partnership agreement. Notwithstanding the significant control exercised by the Company over their affairs, the Company does not consolidate such entities because (i) the Company owns only 5% to 10% of these entities and (ii) the revenue, expense and net income, and assets and liabilities that would be attributable to these entities would not be material to our financial position or results of operations. Should the financial position and results of operations of these entities become material to the Company's financial position and results of operations in future periods, the Company will consolidate the entities into its results. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the companies whose accounts have been consolidated have been eliminated.

  (b)
  Fiscal Year

        The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2008 was 53 weeks in length. In fiscal 2008, the 53rd week added $17.9 million to restaurant sales and $18.0 million to total revenues and approximately $0.03 to diluted earnings per share in our Consolidated Statement of Income. Fiscal years 2007 and 2006 were 52 weeks in length.

  (c)
  Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Book overdrafts are recorded in accounts payable and are included within operating cash flows.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (d)
  Receivables

        Receivables consist principally of amounts due from certain franchise and license restaurants for reimbursement of pre-opening and other expenses, amounts due for royalty fees from franchise restaurants and credit card receivables. Credit card receivables were $3.8 million at December 30, 2008 as compared to $11.7 million at December 25, 2007 due to the timing of credit card settlements as fiscal year 2007 ended on a bank holiday.

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

        The Company recorded an impairment of $1.4 million in 2008 as a result of reducing the carrying value of one underperforming restaurant to its estimated fair value in the fourth quarter of 2008, based on its historical results and anticipated future trends of operation. The impairment included land, building, fixtures and equipment. The Company recorded an impairment of $1.7 million in 2007 as a result of reducing the carrying value of one underperforming restaurant to its estimated fair value in the fourth quarter of 2008, based on its historical results and anticipated future trends of operation. The impairment included building, fixtures and equipment. Subsequently, in the first quarter of 2008 this restaurant was closed and the Company recorded $0.8 million in 2008 due to a lease reserve and other charges incurred in conjunction with the closure. The Company recorded an impairment of $0.5 million in 2006 with respect to two restaurants that were approved to relocate to better sites in their respective markets. The impairment included leasehold improvements, fixtures and equipment.

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

        The Company records a liability for unresolved claims and for an estimate of incurred but not reported claims at its anticipated cost based on estimates provided by a third party administrator and actuary. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0% resulting in a discount of $0.2 million at December 30, 2008 and December 25, 2007. The Company's assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

  (l)
  Segment Reporting

        As of December 30, 2008, the Company operated 245 Texas Roadhouse restaurants, each as a single operating segment, and franchised and/or licensed an additional 69 restaurants. The restaurants operate exclusively in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Revenue from external customers is derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. The Company aggregates similar operating segments into a single reportable operating segment if the businesses are considered similar under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company considers restaurant and franchising operations as similar and has aggregated them into a single reportable segment.

  (m)
  Revenue Recognition

        Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents the Company's liability for gift cards and certificates that have been sold, but not yet redeemed. When the gift cards and certificates are redeemed, the Company recognizes restaurant sales and reduces deferred revenue.

        For some of the gift cards that were sold, the likelihood of redemption is remote. When the likelihood of a gift card's redemption is determined to be remote, the Company records a breakage adjustment and reduces deferred revenue by the amount never expected to be redeemed. The Company uses historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and has determined that approximately 5% of the value of gift cards will never be redeemed. The methodology the Company uses to match the expected redemption value of unredeemed gift cards to its historic redemption patterns is to amortize the historic 5% rate of breakage over a three year period. As a result, the amount of unredeemed gift card liability included in

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

deferred revenue is the full value of unredeemed gift cards less the amortized portion of the 5% rate of breakage. The Company reviews and adjusts its estimates on a quarterly basis.

        The Company franchises Texas Roadhouse restaurants. The Company executes franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to the Company's approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. The Company collects ongoing royalties of 2.0% to 4.0% of sales from franchise restaurants. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise royalties and fees. The Company recognizes initial franchise fees as revenue after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant. The Company received initial franchise fees of $0.1 million for the years ended December 30, 2008 and December 25, 2007, respectively, and $0.2 million for the year ended December 26, 2006. Continuing franchise royalties are recognized as revenue as the fees are earned. The Company also performs supervisory and administrative services for certain franchise and license restaurants for which it receives management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income. Total revenue recorded for supervisory and administrative services for each of the years ended December 30, 2008, December 25, 2007 and December 26, 2006 was approximately $0.5 million.

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

        The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109 ("FIN 48"), on December 27, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements prepared in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, a tax position adopted is subjected to two levels of evaluation. Initially, a determination is made as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In conducting this evaluation, management should presume that the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 further requires tabular disclosure of material activity related to unrecognized tax benefits that do not satisfy the recognition provisions established under FIN 48.

  (o)
  Advertising

        The Company has a system-wide marketing and advertising fund. The Company maintains control of the marketing and advertising fund and, as such, has consolidated the fund's activity for the years ended December 30, 2008, December 25, 2007 and December 26, 2006. Company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. Advertising costs also include local restaurant area marketing initiatives. Advertising costs are expensed as incurred.

        Advertising costs amounted to approximately $6.1 million, $4.8 million and $4.1 million for the years ended December 30, 2008, December 25, 2007 and December 26, 2006, respectively.

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

  (r)
  Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and other comprehensive income (loss) items that are excluded from net income under generally accepted accounting principles ("GAAP") in the United States. These items included net unrealized gains (losses) on securities and the effective unrealized portion of changes in fair value of cash flow hedges.

  (s)
  Equity Incentive Plan

        In the first quarter of 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes APB 25, Accounting for Stock Issued to Employees and related interpretations, and amends SFAS No. 95, Statement of Cash Flows. The provisions of SFAS 123R are similar to those of SFAS 123. However, SFAS 123R requires all new, modified and unvested share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the financial statements as compensation costs over the service period based on their fair value on the date of grant. Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.

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

  (t)
  Fair Value of Financial Instruments

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For those financial assets and liabilities the Company records or discloses at fair value, the Company adopted SFAS 157 at the beginning of fiscal year 2008. Fair value is determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration, and considers counterparty performance risk.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (u)
  Derivative Instruments and Hedging Activities

        The Company does not use derivative instruments for trading purposes. Currently, the Company's only free standing current derivative instrument is an interest rate swap agreement.

        The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. The Company's current derivative has been designated and qualifies as a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. There was no hedge ineffectiveness recognized during the period ended December 30, 2008. As of December 25, 2007, the Company did not have any derivative contracts.

  (v)
  Recent Accounting Pronouncements

        In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for most nonfinancial asset and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company does not expect the adoption of SFAS 157 for nonfinancial assets and liabilities will have a material impact on its consolidated financial position, results of operations or cash flows. See note 14 for additional fair value discussions.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The provisions of SFAS 159 were effective as of the beginning of the Company's 2008 fiscal year. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company). The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial position, results or operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company's financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of SFAS 161 will have a material impact on its consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial position, results of operations or cash flows.

(3) Acquisitions

        On September 24, 2008, the Company acquired one franchise restaurant in Florida, which is expected to have no significant net revenue or accretive impact on an on-going annual basis. Pursuant to the terms of the acquisition agreement, the Company paid a purchase price of approximately $1.5 million. This acquisition is consistent with the Company's long-term strategy to increase net income and earnings per share.

        This transaction was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations ("SFAS 141"). Based on a purchase price of $1.5 million, including approximately $0.1 million of direct acquisition costs and net of $0.1 million of cash acquired, and the Company's estimates of the fair value of net assets acquired, $1.0 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions (Continued)

        The purchase price has been preliminarily allocated as follows:

Current assets	$39
Property and equipment, net	204
Goodwill	1,024
Intangible asset	270
Other assets	11
Current liabilities	(92)

$1,456

        If the acquisition had been completed as of the beginning of the year ended December 25, 2007, pro forma revenue, net income and earnings per share would have been as follows:

	53 Weeks Ended	52 Weeks Ended
	December 30, 2008	December 25, 2007
Revenue	$883,097	$738,760
Net income	$38,243	$39,434
Basic EPS	$0.53	$0.53
Diluted EPS	$0.52	$0.51

        As a result of this acquisition, the Company recorded an intangible asset relating to certain reacquired franchise rights of $0.3 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination ("EITF 04-1"). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer's trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

        The intangible asset of $0.3 million has a weighted-average life of approximately 15 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreement including renewals. The Company recorded amortization expense relating to the intangible asset of approximately $4,000 for the year ended December 30, 2008. The Company expects the annual expense for each of the next five years to be approximately $17,000.

        Effective July 23, 2008, the Company completed the acquisitions of nine franchise restaurants located in Tennessee. Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $8.4 million. These acquisitions are consistent with the Company's long-term strategy to increase net income and earnings per share.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions (Continued)

        These transactions were accounted for using the purchase method as defined in SFAS No. 141. Based on a purchase price of $8.4 million, including approximately $0.2 million of direct acquisition costs and net of the $0.1 million of cash acquired and the $0.1 million charge related to EITF 04-1, and the Company's estimates of the fair value of net assets acquired, $5.7 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

        The purchase price has been preliminarily allocated as follows:

Current assets	$264
Property and equipment, net	1,741
Goodwill	5,696
Intangible asset	3,465
Current liabilities	(2,776)

$8,390

        If the acquisitions had been completed as of the beginning of the year ended December 25, 2007, pro forma revenue, net income and earnings per share would have been as follows:

	53 Weeks Ended	52 Weeks Ended
	December 30, 2008	December 25, 2007
Revenue	$896,765	$764,149
Net income	$37,944	$39,957
Basic EPS	$0.52	$0.54
Diluted EPS	$0.51	$0.52

        As a result of these acquisitions, the Company incurred a charge of $0.1 million and recorded an intangible asset relating to certain reacquired franchise rights of $3.5 million in accordance with EITF 04-1.

        The intangible asset of $3.5 million has a weighted-average life of approximately 13 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals. The remaining terms ranged from 10 to 19 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million for the year ended December 30, 2008. The Company expects the annual expense for each of the next five years to be $0.3 million.

        On March 26, 2008, the first day of the Company's second fiscal quarter, the Company completed the acquisitions of three restaurants located in Kentucky and Missouri. Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $8.5 million. These acquisitions are consistent with the Company's long-term strategy to increase net income and earnings per share.

        These transactions were accounted for using the purchase method as defined in SFAS 141. Based on a purchase price of $8.2 million, including approximately $0.1 million of direct acquisition costs and net of the $0.4 million of cash acquired and the $47,000 charge related to EITF 04-1, and the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions (Continued)

Company's estimates of the fair value of net assets acquired, $6.4 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

        The purchase price has been preliminarily allocated as follows:

Current assets	$84
Property and equipment, net	867
Goodwill	6,436
Intangible asset	1,579
Current liabilities	(675)
Noncurrent liabilities	(105)

$8,186

        If the acquisitions had been completed as of the beginning of the year ended December 25, 2007, pro forma revenue, net income and earnings per share would have been as follows:

	53 Weeks Ended	52 Weeks Ended
	December 30, 2008	December 25, 2007
Revenue	$883,775	$747,636
Net income	$38,290	$39,809
Basic EPS	$0.53	$0.53
Diluted EPS	$0.52	$0.52

        As a result of these acquisitions, the Company incurred a charge of $47,000 and recorded an intangible asset relating to certain reacquired franchise rights of $1.6 million in accordance with EITF 04-1.

        The intangible asset of $1.6 million has a weighted-average life of approximately 13 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals. The remaining terms ranged from ten to 16 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million for the 53 weeks ended December 30, 2008. The Company expects the annual expense for each of the next five years to be $0.1 million.

        On June 27, 2007, the first day of the Company's third fiscal quarter, the Company completed the acquisitions of nine restaurants located in Indiana, Kentucky and Missouri. Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $22.9 million. In conjunction with these acquisitions, the Company acquired land and buildings leased by seven of the nine franchisees from parties related to those franchisees for an aggregate purchase price of approximately $12.1 million. These acquisitions are consistent with the Company's long-term strategy to increase net income and earnings per share.

        These transactions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations. Based on a purchase price of $33.0 million, including $0.2 million of direct acquisition costs and net of the $1.6 million of cash acquired and the $0.5 million charge related to Emerging Issues Task Force ("EITF") Issue No. 04-1, Accounting for Preexisting Relationships between

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions (Continued)

the Parties to a Business Combination ("EITF 04-1"), and the Company's estimates of the fair value of net assets acquired, $15.0 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

        The purchase price has been allocated as follows:

Current assets	$427
Property and equipment, net	15,629
Goodwill	15,002
Intangible asset	4,064
Other assets	12
Current liabilities	(2,078)
Other liabilities	(18)

$33,038

        If the acquisitions had been completed as of the beginning of the year ended December 25, 2007, pro forma revenue, net income and earnings per share would have been as follows:

	52 Weeks Ended
	December 25, 2007	December 26, 2006
Revenue	$752,077	$629,055
Net income	$39,768	$35,137
Basic EPS	$0.53	$0.48
Diluted EPS	$0.52	$0.46

        As a result of these acquisitions, the Company incurred a charge of $0.5 million and recorded an intangible asset relating to certain reacquired franchise rights of $4.1 million in accordance with EITF 04-1.

        The intangible asset of $4.1 million has a weighted-average life of approximately 13 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals. The remaining terms ranged from nine to 18 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.3 million and $0.2 million for the 53 and 52 weeks ended December 30, 2008 and December 25, 2007, respectively. The Company expects the annual expense for each of the next five years to be $0.3 million.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt and Obligations Under Capital Leases

        Long-term debt and obligations under capital leases consisted of the following:

	December 30, 2008	December 25, 2007
Installment loans, due 2008-2020	$2,194	$3,210
Obligations under capital leases	516	574
Revolver	130,000	63,000

	132,710	66,784
Less current maturities	228	302

	$132,482	$66,482

        Maturities of long-term debt and obligations under capital leases at December 30, 2008 are as follows:

2009	$228
2010	254
2011	274
2012	130,304
2013	338
Thereafter	1,084

$132,482

        The weighted average interest rates for installment loans outstanding at December 30, 2008 and December 25, 2007 were 10.55% and 9.95%, respectively. The debt is secured by certain land, buildings, and equipment.

        On May 31, 2007, the Company amended and restated its existing five-year revolving credit facility dated October 8, 2004 with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank. The facility was increased from $150.0 million to $250.0 million and the term was extended to May 31, 2012. The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on its leverage ratio, or the Base Rate, which is the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.50%. The Company is required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on the Company's leverage ratio. The weighted-average interest rate for the revolver at December 30, 2008 and December 25, 2007 was 2.73% and 5.73%, respectively. At December 30, 2008, the Company had $130.0 million outstanding under the credit facility and $116.0 million of availability, net of $4.0 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The new credit facility permits the Company to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of the Company's consolidated

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt and Obligations Under Capital Leases (Continued)

tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent the Company from complying with its financial covenants. The Company is currently in compliance with all covenants as of December 30, 2008.

        On October 22, 2008, the Company entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of its variable rate credit facility. The Company has designated the interest rate swap as a cash flow hedge of its exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under its revolving credit facility. Under the terms of the swap, the Company pays a fixed rate of 3.83% on the $25.0 million notional amount and receives payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income.

(5) Property and Equipment, Net

        Property and equipment were as follows:

	December 30, 2008	December 25, 2007
Land and improvements	$92,733	$88,307
Buildings and leasehold improvements	295,513	242,171
Equipment and smallwares	127,179	102,330
Furniture and fixtures	41,217	33,839
Construction in progress	22,959	14,890
Liquor licenses	4,651	4,363

	584,252	485,900
Accumulated depreciation and amortization	(128,120)	(95,522)

	$456,132	$390,378

        The amount of interest capitalized in connection with restaurant construction was approximately $0.5 million, $1.0 million and $0.9 million for the years ended December 30, 2008, December 25, 2007 and December 26, 2006, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(6) Goodwill

        The changes in the carrying amount of goodwill are as follows:

Balance as of December 26, 2006	$86,649
Additions	15,207
Disposals and other, net	—

Balance as of December 25, 2007	101,856
Additions	12,951
Disposals and other, net	—

Balance as of December 30, 2008	$114,807

        Refer to note 3 for discussion of acquisitions completed during fiscal 2008 and fiscal 2007.

(7) Leases

        The following is a schedule of future minimum lease payments required for capital leases and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 30, 2008:

	Capital Leases	Operating Leases
2009	$117	$18,793
2010	117	18,629
2011	117	18,735
2012	117	18,551
2013	117	18,314
Thereafter	117	114,592

Total	702	$207,614

Less amount representing interest of 11.4%	186

Present value of minimum capital lease payments	516
Less current maturities of obligations under capital leases	65

Obligations under capital leases, excluding current maturities	$451

        Capitalized lease assets, primarily building and equipment, with an original cost of approximately $1.5 million at both December 30, 2008 and December 25, 2007 are being amortized on a straight-line basis over the applicable lease terms and interest expense is recognized on the outstanding obligations. The total accumulated amortization of property and equipment held under capital leases totaled $1.0 million at December 30, 2008 and December 25, 2007.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(7) Leases (Continued)

        Rent expense for operating leases consisted of the following:

	December 30, 2008	December 25, 2007	December 26, 2006
Minimum rent—occupancy	$15,232	$11,137	$9,342
Contingent rent	647	598	710

Rent expense, occupancy	15,879	11,735	10,052
Minimum rent—equipment and other	2,152	1,969	3,495

Rent expense	$18,031	$13,704	$13,547

(8) Income Taxes

        Components of the Company's income tax (benefit) and provision for the years ended December 30, 2008, December 25, 2007 and December 26, 2006 are as follows:

	Year Ended December 30, 2008	Year Ended December 25, 2007	Year Ended December 26, 2006
Current:
Federal	$14,457	$19,486	$16,971
State	3,748	4,388	3,089

Total current	18,205	23,874	20,060
Deferred:
Federal	1,036	(2,353)	(613)
State	148	(345)	(66)

Total deferred	1,184	(2,698)	(679)

Income tax provision	$19,389	$21,176	$19,381

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for December 25, 2007, December 26, 2006 and December 27, 2005 is as follows:

	December 30, 2008	December 25, 2007	December 26, 2006
Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.7	3.7	3.1
Federal tax credits	(7.7)	(5.9)	(5.2)
Incentive stock options	1.7	1.8	2.2
EITF 04-1 charge relating to acquisition	—	—	0.6
Other	1.0	0.4	0.6

Total	33.7%	35.0%	36.3%

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        Components of deferred tax assets (liabilities) are as follows:

	December 30, 2008	December 25, 2007
Deferred tax assets:
Insurance reserves	$1,692	$1,604
Other reserves	142	115
Deferred rent	3,021	2,081
Share-based compensation	3,567	1,901
Unredeemed gift cards	2,544	2,213
Other assets and liabilities	2,399	789

Total deferred tax asset	13,365	8,703

Deferred tax liabilities:
Depreciation and amortization	(17,448)	(12,736)
Other assets and liabilities	(160)	(26)

Total deferred tax liability	(17,608)	(12,762)

Net deferred tax liability	$(4,243)	$(4,059)

Current deferred tax asset	$1,962	$841
Noncurrent deferred tax liability	(6,205)	(4,900)

Net deferred tax liability	$(4,243)	$(4,059)

        The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not.

        The adoption of FIN 48 on December 27, 2006 did not result in any change to the Company's unrecognized tax benefits. The Company's gross unrecognized tax benefits were $0.6 million and $0.7 million at December 30, 2008 and December 25, 2007, respectively. In addition, activity related to the Company's unrecognized tax benefits was not material during the year ended December 30, 2008. The Company, consistent with its existing policy, recognizes both interest and penalties on unrecognized tax benefits as part of income tax expense. As of December 30, 2008 and December 25, 2007, the total amount of accrued penalties and interest related to uncertain tax provisions was $0.5 million and $0.2 million, respectively. Included in the balance of total unrecognized tax benefits at December 30, 2008 are no potential benefits, which, if recognized, would affect the effective tax rate on income taxes.

        All entities for which unrecognized tax benefits exist as of December 30, 2008 possess a December tax year-end. As a result, as of December 30, 2008, the tax years ended December 27, 2005, December 26, 2006 and December 25, 2007 remain subject to examination by all tax jurisdictions. As of December 30, 2008, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company's unrecognized tax benefits. Additionally, as of December 30, 2008, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 29, 2009.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(9) Preferred Stock

        The Company's board of directors is authorized, without further vote or action by the holders of Class A common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of preferred stock outstanding at December 30, 2008 and December 25, 2007.

(10) Stockholders' Equity

        The Class B common stock is identical in all respects to Class A common stock, except with respect to voting and conversion rights. Class A common stock and Class B common stock will vote together as a single class on all matters presented to a vote of stockholders, including the election of directors. Each holder of Class B common stock is entitled to ten votes to each share held of record on the applicable record date for all of these matters. W. Kent Taylor, or other entities controlled by him, will be the only holders of shares of Class B common stock. Each share of the Company's Class B common stock is automatically convertible into one share of Class A common stock upon the earliest of:

  •
  The date such share ceases to be beneficially owned, as such term is defined under Section 13(d) of the Securities Exchange Act of 1934, as amended, by Mr. Taylor;

  •
  The date that Mr. Taylor ceases to beneficially own at least 20% of the outstanding shares of our common stock;

  •
  The death or permanent disability of Mr. Taylor; and

  •
  September 30, 2009.

        In addition, each share of Class B common stock may be converted at any time into one share of Class A common stock at the option of Mr. Taylor.

        Earnings per share calculations included in the accompanying consolidated financial statements and notes thereto are calculated using the total of Class A and Class B common stock.

        On February 14, 2008, the Company's Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase up to $25.0 million of its Class A common stock. On July 8, 2008, the Company's Board of Directors approved a $50.0 million increase in the Company's stock repurchase program. The Company's total stock repurchase authorization increased to $75.0 million. Under this program, the Company may repurchase outstanding shares of its Class A common stock from time to time in open market transactions during the two-year period ending February 14, 2010. The timing and amount of any repurchases will be determined by management of the Company under parameters established by its Board of Directors, based on its evaluation of the Company's stock price, market conditions and other corporate considerations.

        For the year ended December 30, 2008, the Company paid approximately $56.8 million, excluding commissions, to repurchase 6,512,807 shares at an average price of $8.73 per share.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(11) Earnings Per Share

        The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding. The diluted earnings per share calculations show the effect of the weighted-average stock options and restricted stock awards outstanding from the Company's equity incentive plan as discussed in note 13. The Company adopted SFAS 123R in the first quarter of 2006 as discussed in note 2. For the years ended December 30, 2008, December 25, 2007, and December 26, 2006, options to purchase 3,700,036, 2,277,518 and 1,869,708 shares, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

        The following table sets forth the calculation of weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 30, 2008	December 25, 2007	December 26, 2006
Net income	$38,168	$39,325	$34,009

Basic EPS:
Weighted-average common shares outstanding	72,672	74,611	73,876

Basic EPS	$0.53	$0.53	$0.46

Diluted EPS:
Weighted-average common shares outstanding	72,672	74,611	73,876
Dilutive effect of stock options	1,407	2,221	2,644

Shares—diluted	74,079	76,832	76,520

Diluted EPS	$0.52	$0.51	$0.44

(12) Commitments and Contingencies

        The estimated cost of completing capital project commitments at December 30, 2008 and December 25, 2007 was approximately $34.0 million and $90.0 million, respectively.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(12) Commitments and Contingencies (Continued)

        The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

        During the year ended December 30, 2008, the Company bought most of its beef from three suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. The Company has no material minimum purchase commitments with its vendors that extend beyond a year.

(13) Share-based Compensation

        In May 2004, the Company adopted an equity incentive plan (the "Plan") for eligible participants. This Plan amended and restated the 1997 Texas Roadhouse Management Corp. Stock Option Plan. The Plan provides for granting of incentive and non-qualified stock options to purchase shares of Class A common stock, stock bonus awards (restricted stock unit awards ("RSUs")) and restricted stock awards. The Plan provides for the issuance of 16,000,000 shares of Class A common stock plus an annual increase to be added on the first day of the year for a period of ten years, commencing on January 1, 2005 and ending on (and including) January 1, 2014, equal to the lesser of one percent of the shares of Class A common stock outstanding or 1,000,000 shares of Class A common stock. Options are exercisable at various periods ranging from one to ten years from the date of grant. The Company requires certain eligible employees to make refundable deposits which may be applied to the exercise price of outstanding and vested stock options. These deposits are classified as stock option and other deposits in the accompanying consolidated balance sheets. Beginning in 2008, the Company changed the method by which it provides share-based compensation to its employees by eliminating stock option grants and, instead, granting RSUs as a form of share-based compensation. An RSU is the conditional right to receive one share of Class A common stock upon satisfaction of the vesting requirement.

        The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	Fiscal Year Ended
	December 30, 2008	December 25, 2007	December 26, 2006
Labor expense	$2,647	$1,955	$3,247
General and administrative expense	5,098	2,787	2,964

Total share-based compensation expense	$7,745	$4,742	$6,211

        A summary of option activity as of December 30, 2008 and changes during the period then ended is presented below.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 25, 2007	7,356,978	$9.11
Granted	60,000	6.45
Forfeited	(139,830)	13.00
Exercised	(1,000,825)	1.96

Outstanding at December 30, 2008	6,276,323	$10.14	5.99	$6,359

Exercisable at December 30, 2008	5,566,756	$9.65	5.75	$6,356

        In the fourth quarter of 2008, the Company awarded 60,000 fully vested stock options to two consultants for services performed for the Company. In conjunction with the granting of these options, the Company recorded approximately $40,000 in consulting fee expense and approximately $80,000 in building costs as part of a building under construction at December 30, 2008.

        The weighted-average grant date fair value of options granted during the years ended December 30, 2008, December 25, 2007 and December 26, 2006 was $6.45, $4.59 and $5.12, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 30, 2008	December 25, 2007	December 26, 2006
Risk-free interest rate	1.67%	4.41%	4.80%
Expected term (years)	3.0	3.0 - 5.0	3.0 - 5.0
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	43%	36%	41%

        In connection with its adoption of SFAS 123R, the Company determined that it was appropriate to group stock option grants into three homogeneous groups when estimating expected term. These groups consist of grants made primarily to executives, grants made primarily to restaurant-level employees, and grants made to corporate office employees.

        Prior to the adoption of SFAS 123R, the Company used a four-year term as the expected term of all stock option grants. In connection with its adoption of SFAS 123R and the increasing amount of historical data the Company now possesses with regard to stock option exercise activity, the Company re-evaluated its expected term assumptions. Based on historical exercise and post-vesting employee termination behavior, the expected life for options granted to its executives is approximately 5.0 years. For options granted to restaurant-level employees, the expected life is approximately 4.0 years. For options granted to its corporate office employees and consultants, the expected life is approximately 3.0 years. The Company based its expected volatility on the volatilities of similar entities for an

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

appropriate period of time along with the volatility of the Company's stock since its stock began trading on October 5, 2004 in connection with its initial public offering. In accordance with Staff Accounting Bulletin No. 107, for grants issued after October 4, 2006, the Company based its expected volatility solely on the volatility of the Company's stock since its initial public offering.

        The total intrinsic value of options exercised during the years ended December 30, 2008, December 25, 2007 and December 26, 2006 was $8.1 million, $5.9 million and $14.3 million, respectively. As of December 30, 2008, with respect to unvested stock options, there was $1.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.6 years. The total grant date fair value of stock options vested during the years ended December 30, 2008, December 25, 2007 and December 26, 2006 was $6.3 million, $6.0 million and $6.6 million, respectively.

        For the years ended December 30, 2008, December 25, 2007 and December 26, 2006, cash received from options exercised was $1.9 million, $2.3 million and $3.9 million, respectively. The excess tax benefit realized from tax deductions associated with options exercised for the years ended December 30, 2008, December 25, 2007 and December 26, 2006 was $3.3 million, $1.8 million and $3.8 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 25, 2007	—	$—
Granted	1,273,930	9.64
Forfeited	(20,400)	10.05
Vested	—	—

Outstanding at December 30, 2008	1,253,530	$9.63

        As of December 30, 2008, with respect to unvested RSUs, there was $8.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.9 years. The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.

Summary Details for Restricted Stock

        In the fourth quarter of 2006, the Company awarded 36,000 restricted shares, at a weighted-average price of $14.55 per share, to two corporate office employees under the terms of the Plan. The restricted shares vest after three years. At December 30, 2008, the unrecognized compensation expense related to the restricted stock grants totaled approximately $0.1 million and will be recognized over the remaining vesting period. There were no restricted stock awards in 2008, 2007 or prior to fiscal 2006.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(14) Fair Value Measurement

        At December 30, 2008 and December 25, 2007, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for the Company's debt are as follows:

	December 30, 2008		December 25, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$2,194	$2,866	$3,210	$3,500
Revolver	130,000	130,000	63,000	63,000

        On December 26, 2007, the Company adopted SFAS 157, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

        As of December 30, 2008, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of an interest rate swap and the Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan"). The Company entered into the interest rate swap with the objective of eliminating the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments. At December 30, 2008, liabilities of $2.7 million are included within fair value of derivative instruments on the consolidated balance sheet and the unrealized gain/loss of $2.7 million is recorded in accumulated other comprehensive income also on the consolidated balance sheet. The Company will reclassify any gain or loss from accumulated other comprehensive income, net of tax, on the Company's consolidated balance sheet to interest expense on the Company's consolidated statement of income when the interest rate swap expires or at the time the Company chooses to terminate the swap. The fair value of the interest rate swap was determined based on the present value of the expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration. The fair value of the interest rate swap is based on inputs that are observable either directly or indirectly which represents level 2 in the SFAS 157 hierarchy.

        The Deferred Compensation Plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Company reports the accounts of the rabbi trust in its condensed consolidated financial statements. At December 30, 2008, investments totaling $1.8 million are included within other assets, and offsetting obligations of $1.8 million are included within other liabilities on the condensed consolidated balance sheet. These investments are considered trading securities and are reported at fair value based on third-party broker statements which represents level 1 in the SFAS 157 fair value hierarchy. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in general and administrative expense on the condensed consolidated statements of income.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(15) Related Party Transactions

        The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is for 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $196,000 for both 2008 and 2007.

        The Bossier City, Louisiana restaurant, of which Steven L. Ortiz owns 65.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz. The lease term is 15 years and will terminate on March 31, 2020. The lease can be renewed for three additional terms of five years each. Rent is approximately $15,100 per month for the first five years of the lease and escalates 10% each five year period during the term. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent. Total rent payments were approximately $181,000 for both 2008 and 2007.

        The Company has 14 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company at December 30, 2008, December 25, 2007 and December 26, 2006. These entities paid the Company fees of $2.1 million, $2.1 million and $2.0 million for the years ended December 30, 2008, December 25, 2007 and December 26, 2006, respectively. As discussed in note 12, the Company is contingently liable on leases which are related to three of these restaurants.

        The Company employed Juli Miller Hart, the former wife of G.J. Hart, the Company's Chief Executive Officer, from 2000 to December 2007. Ms. Hart did not report to Mr. Hart. In December 2007, Ms. Hart's status changed from employee to consultant.

(16) Selected Quarterly Financial Data (unaudited)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$211,213	$217,311	$217,735	$234,202	$880,461
Total costs and expenses	$190,513	$200,271	$204,314	$223,336	$818,434
Income from operations	$20,700	$17,040	$13,421	$10,866	$62,027
Net income	$12,913	$10,472	$8,644	$6,139	$38,168
Basic earnings per common share	$0.17	$0.14	$0.12	$0.09	$0.53
Diluted earnings per common share	$0.17	$0.14	$0.12	$0.09	$0.52

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

        In the first quarter of 2008, the Company recorded closure costs of $0.7 million ($0.5 million after-tax) due to lease reserve charges incurred in conjunction with the closure of a restaurant in the first quarter of 2008. In the fourth quarter of 2008, the Company recorded impairment charges of $1.4 million ($1.0 million after-tax) with respect to one underperforming restaurant in which the carrying value was reduced to its estimated fair value. The Company recorded impairment charges of $1.7 million ($1.1 million after-tax) in the fourth quarter of 2007 with respect to one underperforming restaurant in which the carrying value was reduced to its estimated fair value. This restaurant was subsequently closed in the first quarter of 2008.

(17) Subsequent Event

        Effective January 7, 2009, the Company entered into an interest rate swap with a notional amount of $25.0 million to hedge a portion of the cash flows of its variable rate credit facility. The Company has designated the interest rate swap as a cash flow hedge of its exposure to variability of future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under its revolving credit facility. Under the terms of the swap, the Company pays a fixed rate of 2.34% on the $25.0 notional amount and receives payments from the counterparty on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate LIBOR component of the $25.0 notional amount. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income.