Form 10-Q
period 2009-03-31
Texas Roadhouse, Inc.
filed 2009-05-08
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The number of shares of Class A and Class B common stock outstanding were 64,572,396 and 5,265,376, respectively, on May 1, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31, 2009	December 30, 2008
Assets
Current assets:
Cash and cash equivalents	$7,753	$5,258
Receivables, net of allowance for doubtful accounts of $650 at March 31, 2009 and $524 at December 30, 2008	8,600	9,922
Inventories, net	7,745	8,140
Prepaid income taxes	—	3,429
Prepaid expenses	6,093	6,097
Deferred tax assets	1,889	1,962
Total current assets	32,080	34,808
Property and equipment, net	459,080	456,132
Goodwill	114,813	114,807
Intangible asset, net	12,524	12,807
Other assets	4,376	4,109
Total assets	$622,873	$622,663

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$232	$228
Accounts payable	25,672	32,175
Deferred revenue — gift cards/certificates	18,607	32,265
Accrued wages	19,147	15,500
Income tax payable	1,003	—
Accrued taxes and licenses	9,540	8,544
Other accrued liabilities	11,162	10,931
Total current liabilities	85,363	99,643
Long-term debt and obligations under capital leases, excluding current maturities	129,367	132,482
Stock option and other deposits	3,631	3,784
Deferred rent	10,434	9,920
Deferred tax liabilities	8,009	6,205
Fair value of derivative financial instruments	2,286	2,704
Other liabilities	4,980	5,128
Total liabilities	244,070	259,866
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 64,287,499 and 64,070,620 shares issued and outstanding at March 31, 2009 and December 30, 2008, respectively)	64	64
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	221,876	220,385
Retained earnings	155,574	141,240
Accumulated other comprehensive loss	(1,404)	(1,704)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	376,115	359,990
Noncontrolling interests	2,688	2,807
Total equity	378,803	362,797
Total liabilities and equity	$622,873	$622,663

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 31, 2009	March 25, 2008
Revenue:
Restaurant sales	$244,090	$208,601
Franchise royalties and fees	1,983	2,612

Total revenue	246,073	211,213

Costs and expenses:
Restaurant operating costs:
Cost of sales	83,041	73,586
Labor	71,499	58,442
Rent	4,912	3,289
Other operating	40,860	33,250
Pre-opening	2,284	2,826
Depreciation and amortization	10,471	8,546
Impairment and closure	(86)	703
General and administrative	10,809	9,871

Total costs and expenses	223,790	190,513

Income from operations	22,283	20,700

Interest expense, net	857	642
Equity income from investments in unconsolidated affiliates	(85)	(69)

Income before taxes	21,511	20,127
Provision for income taxes	6,715	6,953
Net income including noncontrolling interests	$14,796	$13,174
Less: Net income attributable to noncontrolling interests	462	261

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$14,334	$12,913

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.21	$0.17

Diluted	$0.20	$0.17

Weighted-average shares outstanding:
Basic	69,426	74,744

Diluted	70,506	76,443

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

(unaudited)

	Class A		Class B				Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance, December 30, 2008	64,070,620	$64	5,265,376	$5	$220,385	$141,240	$(1,704)	$2,807	$362,797

Comprehensive income:
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	300	—	300
Net income	—	—	—	—	—	14,334	—	462	14,796

Total comprehensive income									15,096

Distributions to noncontrolling interests	—	—	—	—	—	—	—	(581)	(581)
Shares issued under stock option plan including tax effects	35,442	—	—	—	164	—	—	—	164
Settlement of restricted stock units, net of tax	181,437	—	—	—	(634)	—	—	—	(634)
Share-based compensation	—	—	—	—	1,961	—	—	—	1,961

Balance, March 31, 2009	64,287,499	$64	5,265,376	$5	$221,876	$155,574	$(1,404)	$2,688	$378,803

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 31, 2009	March 25, 2008
Cash flows from operating activities:
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$14,334	$12,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,471	8,546
Deferred income taxes	1,759	(1,747)
Loss on disposition of assets	211	253
Impairment and closure	(88)	611
Noncontrolling interests	462	261
Equity income from investments in unconsolidated affiliates	(85)	(69)
Distributions received from investments in unconsolidated affiliates	91	65
Provision for doubtful accounts	126	—
Share-based compensation expense	1,961	1,700
Changes in operating working capital:
Receivables	1,196	8,014
Inventories	395	218
Prepaid expenses and other current assets	4	(576)
Other assets	(255)	(140)
Accounts payable	(6,503)	(1,129)
Deferred revenue — gift cards/certificates	(13,658)	(13,598)
Accrued wages	3,647	1,000
Excess tax benefits from share-based compensation	(32)	(73)
Prepaid income taxes and income taxes payable	4,464	8,118
Accrued taxes and licenses	977	1,354
Other accrued liabilities	231	(767)
Deferred rent	514	519
Other liabilities	(44)	611

Net cash provided by operating activities	$20,178	$26,084

Cash flows from investing activities:
Capital expenditures — property and equipment	(13,430)	(24,384)
Acquisitions of franchise restaurants, net of cash acquired	13	157
Proceeds from sale of property and equipment, including insurance proceeds	67	(5)

Net cash used in investing activities	$(13,350)	$(24,232)

Cash flows from financing activities:
(Repayments of) proceeds from revolving credit facility, net	(3,000)	9,000
Proceeds from noncontrolling interests contributions and other	—	445
Investments in unconsolidated affiliates	(18)	—
Distributions to noncontrolling interest holders	(581)	(258)
Excess tax benefits from share-based compensation	32	73
Repurchase shares of common stock	—	(4,905)
Repayments of stock option and other deposits	(543)	(66)
Proceeds from stock option and other deposits	390	405
Settlement of restricted stock units, net of tax	(634)	—
Principal payments on long-term debt and capital lease obligations	(111)	(73)
Proceeds from exercise of stock options	132	136

Net cash (used in)/provided by financing activities	$(4,333)	$4,757

Net increase in cash and cash equivalents	2,495	6,609
Cash and cash equivalents — beginning of period	5,258	11,564
Cash and cash equivalents — end of period	$7,753	$18,173

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,009	$873
Income taxes	$492	$582

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”), its wholly-owned subsidiaries and subsidiaries in which it owns more than 50 percent interest, as of and for the 13 weeks ended March 31, 2009 and March 25, 2008.  Texas Roadhouse, Inc.’s wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp”).  The Company and its subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain other license and franchise restaurants.  All material balances and transactions between the consolidated entities have been eliminated.  In accordance with the Company’s adoption of Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51 (“SFAS 160”), noncontrolling interests (previously shown as “minority interest in consolidated subsidiaries”) are reported below net income under the heading “Net income attributable to the noncontrolling interests” in the condensed consolidated statements of income and shown as a component of equity in the condensed consolidated balance sheets.  See note 5 for further discussion.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 weeks ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 29, 2009.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2008.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended
	March 31, 2009	March 25, 2008

Labor expense	$727	$550
General and administrative expense	1,234	1,150
Total share-based compensation expense	$1,961	$1,700

A summary of share-based compensation activity by type of grant as of March 31, 2009 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 30, 2008	6,276,323	$10.14
Granted	—	—
Forfeited	(14,761)	14.21
Exercised	(35,442)	3.72
Outstanding at March 31, 2009	6,226,120	$10.16	5.75	$11,148

Exercisable at March 31, 2009	5,638,270	$9.77	5.55	$11,144

No stock options were granted during the 13 weeks ended March 31, 2009.

The total intrinsic value of options exercised during the 13 weeks ended March 31, 2009 and March 25, 2008 was $0.2 million and $0.6 million, respectively.  As of March 31, 2009, with respect to unvested stock options, there was $0.7 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.5 year.  The total grant date fair value of stock options vested for both 13 week periods ended March 31, 2009 and March 25, 2008 was $0.6 million and $2.3 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 30, 2008	1,253,530	$9.63
Granted	160,835	7.96
Forfeited	(12,614)	8.91
Vested	(258,471)	10.05
Outstanding at March 31, 2009	1,143,280	$9.31

As of March 31, 2009, with respect to unvested RSUs, there was $8.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.8 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 week period ended March 31, 2009 was $2.6 million.

In the fourth quarter of 2006, the Company awarded 36,000 restricted shares, at a weighted-average price of $14.55 per share, to two corporate office employees under the terms of the Plan.  The restricted shares vest after three years.  At March 31, 2009, the unrecognized compensation expense related to the restricted stock grants totaled approximately $0.1 million and will be recognized over the remaining vesting period.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	March 31, 2009	December 30, 2008
Installment loans, due 2009 – 2020	$2,149	$2,194
Obligations under capital leases	450	516
Revolver	127,000	130,000
	129,599	132,710
Less current maturities	232	228
	$129,367	$132,482

The weighted-average interest rate for installment loans outstanding at March 31, 2009 and December 30, 2008 was 10.57% and 10.55%, respectively.  The debt is secured by certain land, buildings and equipment.

The Company has a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on its leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  The Company is also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on its leverage ratio.  The weighted-average interest rate for the revolver at March 31, 2009 and December 30, 2008 was 2.28% and 2.73%, respectively.  At March 31, 2009, the Company had $127.0 million outstanding under the credit facility and $119.0 million of availability, net of $4.0 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits the Company to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of the Company’s consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent the Company from complying with its financial covenants.  The Company was in compliance with all covenants as of March 31, 2009.

(4)   Derivative and Hedging Activities

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations of interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company’s counterparty in the interest rate swaps is J.P. Morgan Chase, N.A.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of the Company’s common stock.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

Interest Rate Swaps

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

On January 7, 2009, the Company entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of its variable rate credit facility.  The Company has designated the interest rate swap as a cash flow hedge of its exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under its revolving credit facility.  Under the terms of the swap, the Company pays a fixed rate of 2.34% on the $25.0 million notional amount and receives payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount.

The Company entered into the above interest rate swaps with the objective of eliminating the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income.  The Company will reclassify any gain or loss from accumulated other comprehensive income, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statement of income when the interest rate swap expires or at the time the Company chooses to terminate the swap.  See note 10 for fair value discussion of these interest rate swaps.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under SFAS 133:

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2009	December 30, 2008	March 31, 2009	December 30, 2008

Derivative Contracts Designated as Hedging Instruments under SFAS 133	(1)

Interest rate swaps		$—	$—	$2,286	$2,704

Total Derivative Contracts		$—	$—	$2,286	$2,704

(1)                             Derivative liabilities are included in fair value of derivative financial instruments on the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the thirteen weeks ended March 31, 2009 and March 25, 2008:

	Amount of Loss Recognized in AOCI (effective portion)		Location of Loss Reclassified from AOCI Income	Amount of Loss Reclassified from AOCI to Income (effective portion)		Location of Loss Recognized in Income (ineffective portion)	Amount of Loss Recognized in Income (ineffective portion)
	2009	2008		2009	2008		2009	2008

Interest rate swaps	$(1,404)	$—	—	$—	$—	—	$—	$—

(5)   Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”) for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company).  The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase;  and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company).  The Company will change its accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS 160.  SFAS 160 establishes accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS 160 also changes the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company).  Certain provisions in SFAS 160 are required to be adopted retrospectively for all periods presented.  Such provisions include a requirement that the carrying value of noncontrolling interests be reclassified as a component of equity; and the condensed consolidated statements of income be recast to include net income attributable to the noncontrolling interests.

As a result of adopting SFAS 160, at the start of fiscal 2009, the Company presents noncontrolling interests (previously known as minority interest) as a component of equity on the condensed consolidated balance sheets.  Minority interest expense is no longer separately reported as a reduction to net income on the condensed consolidated statement of income, but is instead shown below net income under the heading “net income attributable to the noncontrolling interests”.  Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the condensed consolidated statements of income has changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations.  As a result of this adoption, the Company reclassified $2,688 and $2,807 in noncontrolling interests from the mezzanine section to equity in the March 31, 2009 and the December 30, 2008 condensed consolidated balance sheets, respectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company).  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (the Company’s second quarter).  The Company does not expect the adoption of FSP FAS 107-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

(6)   Commitments and Contingencies

The estimated cost of completing capital project commitments at March 31, 2009 and December 30, 2008 was approximately $16.3 million and $34.0 million, respectively.

The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchisees, but remains contingently liable if a franchisee defaults under the terms of a lease.  The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021, the Fargo lease was assigned in February 2006 and expires in July 2016 and the Logan lease was assigned in January 2009 and expires in August 2019.  As the fair value of the guarantees is not considered significant, no liability has been recorded.  As discussed in note 7, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain officers, directors or 5% shareholders of the Company.

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company currently buys most of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. The Company has no material minimum purchase commitments with its vendors that extend beyond a year.

(7)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for each of the 13 week periods ended March 31, 2009 and March 25, 2008.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz, the Company’s Chief Operating Officer, beneficially owns 66.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.  Rent is approximately $15,000 per month for the first five years of the lease and escalates 10% each five year period during the term.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $45,000 for each of the 13 week periods ended March 31, 2009 and March 25, 2008.

The Company has 14 franchise and license restaurants owned, in whole or part, by certain officers, directors or 5% shareholders of the Company at March 31, 2009 and March 25, 2008. These entities paid the Company fees of approximately $0.5 million during each of the 13 week periods ended March 31, 2009 and March 25, 2008, respectively.  As disclosed in note 6, the Company is contingently liable on leases which are related to three of these restaurants.

(8)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options, RSUs and restricted stock awards outstanding from the Plan as discussed in note 2.  For the 13 weeks ended March 31, 2009 and March 25, 2008, options to purchase 4,876,839  and 3,177,066 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended
	March 31, 2009	March 25, 2008
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$14,334	$12,913

Basic EPS:
Weighted-average common shares outstanding	69,426	74,744

Basic EPS	$0.21	$0.17

Diluted EPS:
Weighted-average common shares outstanding	69,426	74,744
Dilutive effect of stock options and restricted stock	1,080	1,699
Shares — diluted	70,506	76,443

Diluted EPS	$0.20	$0.17

(9)   Acquisitions

On September 24, 2008, the Company acquired one franchise restaurant.  Pursuant to the terms of the acquisition agreement, the Company paid a purchase price of approximately $1.5 million.  This acquisition is consistent with the Company’s long-term strategy to increase net income and earnings per share.

This transaction was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations (“SFAS 141”).  Based on a purchase price of $1.5 million, including approximately $0.1 million of direct acquisition costs and net of $0.1 million of cash acquired, and the Company’s estimates of the fair value of net assets acquired, $1.0 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$39
Property and equipment, net	204
Goodwill	1,024
Intangible asset	270
Other assets	11
Current liabilities	(92)

$1,456

If the acquisition had been completed as of the beginning of the quarter ended March 25, 2008, pro forma revenue, net income and earnings per share would have been as follows:

13 Weeks Ended
March 25, 2008

Revenue	$212,171
Net income	$12,976
Basic EPS	$0.17
Diluted EPS	$0.17

As a result of this acquisition, the Company recorded an intangible asset relating to certain reacquired franchise rights of $0.3 million in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”).  EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

The intangible asset of $0.3 million has a weighted-average life of approximately 15 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreement including renewals.  The Company recorded amortization expense relating to the intangible asset of approximately $4,300 for the 13 weeks ended March 31, 2009.  The Company expects the annual expense for each of the next five years to be approximately $17,000.

Effective July 23, 2008, the Company completed the acquisitions of nine franchise restaurants located in Tennessee.  Pursuant to the terms of the acquisition agreements, the Company paid an aggregate purchase price of approximately $8.4 million.  These acquisitions are consistent with the Company’s long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in SFAS 141.  Based on a purchase price of $8.4 million, including approximately $0.2 million of direct acquisition costs and net of the $0.1 million of cash acquired and the $0.1 million charge related to EITF 04-1 and the Company’s estimates of the fair value of net assets acquired, $5.7 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$264
Property and equipment, net	1,741
Goodwill	5,697
Intangible asset	3,465
Current liabilities	(2,777)

$8,390

If the acquisitions had been completed as of the beginning of the quarter ended March 25, 2008, pro forma revenue, net income and earnings per share would have been as follows:

13 Weeks Ended
March 25, 2008

Revenue	$218,172
Net income	$12,792
Basic EPS	$0.17
Diluted EPS	$0.17

As a result of these acquisitions, the Company incurred a charge of $0.1 million and recorded an intangible asset relating to certain reacquired franchise rights of $3.5 million in accordance with EITF 04-1.

The intangible asset of $3.5 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from 10 to 19 years.  The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million for the 13 weeks ended March 31, 2009.  The Company expects the annual expense for each of the next five years to be $0.3 million.

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

These transactions were accounted for using the purchase method as defined in SFAS 141.  Based on a purchase price of $8.2 million, including approximately $0.1 million of direct acquisition costs and net of the $0.4 million of cash acquired and the $47,000 charge related to EITF 04-1, and the Company’s estimates of the fair value of net assets acquired, $6.4 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been allocated as follows:

Current assets	$84
Property and equipment, net	867
Goodwill	6,441
Intangible asset	1,579
Current liabilities	(693)
Noncurrent liabilities	(105)

$8,173

If the acquisitions had been completed as of the beginning of the quarter ended March 25, 2008, pro forma revenue, net income and earnings per share would have been as follows:

13 Weeks Ended
March 25, 2008

Revenue	$214,527
Net income	$13,034
Basic EPS	$0.17
Diluted EPS	$0.17

As a result of these acquisitions, the Company incurred a charge of $47,000 and recorded an intangible asset relating to certain reacquired franchise rights of $1.6 million in accordance with EITF 04-1.

The intangible asset of $1.6 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from 10 to 16 years.  The Company recorded amortization expense relating to the intangible asset of approximately $31,500 for the 13 weeks ended March 31, 2009.  The Company expects the annual expense for each of the next five years to be $0.1 million.

(10)   Fair Value Measurement

The following table presents the fair values for the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(2,286)	$—	$(2,286)	$—
Deferred compensation plan - assets	2,018	2,018	—	—
Deferred compensation plan - liabilities	(1,979)	(1,979)	—	—

Total	$(2,247)	$39	$(2,286)	$—

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration. See note 4 for discussion of the Company’s interest rate swaps.

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the “Deferred Compensation Plan”) is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Company reports the accounts of the rabbi trust in its condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in general and administrative expense on the condensed consolidated statements of income.

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

For the 13 weeks ended March 31, 2009, the Company did not repurchase any shares of its Class A common stock.  For the 13 weeks ended March 25, 2008 the Company paid approximately $4.9 million to repurchase and retire 529,900 shares at an average price of $9.24 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 31, 2009, there were 323 Texas Roadhouse restaurants operating in 46 states, including:

•  254 “company restaurants,” of which 244 were wholly-owned and ten were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income.

• 69 “franchise restaurants,” of which 66 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 19 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as eight additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in eight of the ten majority-owned company restaurants, and (ii) 59 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 31, 2009 and March 25, 2008 are referred to as Q1 2009 and Q1 2008, respectively.

Long-term Strategies to Grow Earnings Per Share

Our long-term strategies with respect to increasing net income and earnings per share include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing and new domestic or international markets. We will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base.

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

Stock Repurchase Program.  We continue to look at opportunities to repurchase our Class A common stock at favorable market prices under our stock repurchase program.  Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our Class A common stock.  As of March 31, 2009, $18.2 million worth of Class A common stock remains authorized for repurchase.

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

Franchise Royalties and Fees.   Franchisees typically pay a $40,000 initial franchise fee for each new restaurant and a franchise renewal fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties typically in the amount of 2.0% to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our franchisees.

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

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at March 31, 2009 included ten majority-owned restaurants, all of which were open.  Our consolidated subsidiaries at March 25, 2008 included nine majority-owned restaurants, seven of which were open and two of which were under construction.

Results of Operations

	13 Weeks Ended
	March 31, 2009		March 25, 2008
($ in thousands)	$	%	$	%

Revenue:
Restaurant sales	244,090	99.2	208,601	98.8
Franchise royalties and fees	1,983	0.8	2,612	1.2

Total revenue	246,073	100.0	211,213	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	83,041	34.0	73,586	35.3
Labor	71,499	29.3	58,442	28.0
Rent	4,912	2.0	3,289	1.6
Other operating	40,860	16.7	33,250	15.9
(As a percentage of total revenue)
Pre-opening	2,284	0.9	2,826	1.3
Depreciation and amortization	10,471	4.3	8,546	4.0
Impairment and closure	(86)	NM	703	0.3
General and administrative	10,809	4.4	9,871	4.7

Total costs and expenses	223,790	90.9	190,513	90.2
Income from operations	22,283	9.1	20,700	9.8
Interest expense, net	857	0.3	642	0.3
Equity income from investments in unconsolidated affiliates	(85)	NM	(69)	NM

Income before taxes	21,511	8.7	20,127	9.5
Provision for income taxes	6,715	2.7	6,953	3.3
Net income including noncontrolling interests	14,796	6.0	13,174	6.2
Net income attributable to noncontrolling interests	462	0.2	261	0.1
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	14,334	5.8	12,913	6.1

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 30, 2008	245	69	314
Openings	9	—	9
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at March 31, 2009	254	69	323

Q1 2009 (13 weeks) Compared to Q1 2008 (13 weeks)

Restaurant Sales.   Restaurant sales increased by 17.0% in Q1 2009 as compared to Q1 2008.  These increases were primarily attributable to the opening of new restaurants and the acquisitions of franchise restaurants in fiscal 2008, partially offset by a decrease in comparable restaurant sales and average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	Q1 2009	Q1 2008

Store weeks	3,249	2,667
Comparable restaurant sales growth	(1.3)%	(1.2)%
Average unit volume (in thousands)	$969	$996

We have implemented certain menu pricing increases to partially offset impacts from higher operating costs, including higher food costs and increased minimum and tip wages, and other inflationary pressures.  The following table summarizes our menu pricing actions for the periods shown.

Increased Menu Pricing
May/June 2008	1.5%
January/February 2008	1.1%

Effective in April 2009, we implemented an average menu price increase of 1.4%.  We will continue to evaluate the need for and test further menu price increases as we assess the current inflationary and competitive environment.

On September 24, 2008, we acquired one franchise restaurant, which is expected to have no significant net revenue or accretive impact on an on-going annual basis.  In Q1 2009, restaurant sales included $1.0 million from the acquired franchise restaurant.  Effective July 23, 2008, we acquired nine franchise restaurants.  On a 12-month basis, the acquisitions are expected to add approximately $31.0 million of net revenue and have no significant accretive impact.  In Q1 2009, restaurant sales included $6.2 million from the nine acquired franchise restaurants.  Effective March 26, 2008, we acquired three franchise restaurants.  On an on-going annual basis, we estimate these acquisitions will be accretive to diluted earnings per share by approximately $0.005.  In Q1 2009, restaurant sales included $3.3 million from the three acquired franchise restaurants.

Franchise Royalties and Fees.   Franchise royalties and fees decreased by $0.6 million, or by 24.1%, in Q1 2009 from Q1 2008.  This decrease was primarily attributable to the loss of royalties associated with the acquisition of 13 franchise restaurants in 2008, the reduction of royalties in several restaurants and a decrease in average unit volumes.  These decreases were partially offset by increasing royalty rates in conjunction with the renewal of certain franchise agreements.  The acquired franchise restaurants generated approximately $0.4 million in franchise royalties in Q1 2008.  Franchise comparable restaurant sales decreased 1.7% in Q1 2009.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  We anticipate our franchise royalties and fees will continue to decrease in 2009 due to the impact of acquisitions of franchise restaurants in 2008.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 34.0% in Q1 2009 from       35.3% in Q1 2008.  The decrease in Q1 2009 was primarily attributable to the benefit of lower beef costs and dairy costs and menu price increases discussed above, partially offset by higher commodity costs on chicken and food items such as wheat and oil-based ingredients.  For 2009, we have fixed price contracts for 90% of our beef product volume with the remainder currently subject to fluctuating market prices.  We expect commodity cost deflation of approximately 2.0-3.0% in 2009.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.3% in Q1 2009 from 28.0% in Q1 2008.  The increase was primarily attributable to a decrease in average unit volumes combined with higher labor costs associated with restaurants opened in 2008 and higher average wage rates.  Additionally, payroll tax expense was higher as a result of state unemployment rate changes that occurred in Q1 2009.  These increases were partially offset by menu price increases discussed above.  We generally incur higher labor costs, as a percentage of restaurant sales, during the first few months after the opening of a new restaurant.   Higher average hourly wage rates resulted from several state-mandated increases in minimum and tip wage rates throughout 2008 and into 2009, including an increase in federal minimum wage rate in July 2008.  We anticipate our labor costs will continue to be pressured by inflation, which is primarily caused by federal- and state-mandated increases in minimum and tip wages rates.  These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, increased to 2.0% in Q1 2009 from 1.6% in Q1 2008.  The increase was primarily attributable to rent expense associated with the franchise restaurants acquired in 2008 and the restaurants opened in Q1 2009 and 2008, as we are leasing more land than we have in the past.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, increased to 16.7% in Q1 2009 from 15.9% in Q1 2008.  The increase was primarily attributable to a decrease in average unit volumes combined with higher costs for supplies, property taxes, utilities and repairs and maintenance, as a percentage of restaurant sales. We have seen utility pressures subside recently and have been working with various suppliers to lock in lower natural gas and electric rates where possible.

Restaurant Pre-opening Expenses.   Pre-opening expenses decreased to $2.3 million in Q1 2009 from $2.8 million in Q1 2008.  The decrease in Q1 2009 was primarily attributable to fewer restaurants being in the development pipeline in Q1 2009 compared to Q1 2008.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, increased to 4.3% in Q1 2009 from 4.0% in Q1 2008.  The increase was primarily attributable to higher construction costs and other capital spending on new restaurants and a decrease in average unit volumes, partially offset by lower depreciation expense on older restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses decreased to a credit of $0.1 million in Q1 2009 compared to a charge of $0.7 million in Q1 2008.  We recorded $0.7 million in Q1 2008 due to lease reserve and other charges incurred in conjunction with the closure of a restaurant in Q1 2008.  The $0.1 million credit in Q1 2009 is a result of settling the lease reserve for this restaurant.

General and Administrative Expenses.  G&A, as a percentage of total revenue, decreased to 4.4% in Q1 2009 from 4.7% in Q1 2008.  The decrease in Q1 2009 was primarily attributable to the leveraging of costs due to revenue growth, combined with a decrease in costs that are associated with restaurant sites no longer in development.

Interest Expense, Net.   Interest expense increased to $0.9 million in Q1 2009 from $0.6 million in Q1 2008.  The increase was primarily attributable to increased borrowings under our credit facility, a decrease in interest income and lower capitalized interest, partially offset by lower interest rates.  The increased borrowings were primarily related to money spent on stock repurchases and franchise restaurant acquisitions during 2008.  Lower interest income and capitalized interest were primarily due to lower interest rates and slower development in Q1 2009 compared to Q1 2008.

Income Tax Expense.   We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  Our effective tax rate decreased to 31.9% in Q1 2009 from 35.0% in Q1 2008.  The decrease was primarily attributable to lower non-deductible stock option expense and higher federal tax credits, such as FICA tip credit and Work Opportunity Tax credits, as a percentage of net income before income tax.  We expect the effective tax rate to be approximately 32.0% for fiscal 2009.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
	March 31, 2009	March 25, 2008

Net cash provided by operating activities	$20,178	$26,084
Net cash used in investing activities	(13,350)	(24,232)
Net cash (used in)/provided by financing activities	(4,333)	4,757

Net increase in cash and cash equivalents	$2,495	$6,609

Net cash provided by operating activities was $20.2 million in Q1 2009 compared to $26.1 million in Q1 2008.  This decrease was primarily due to a $6.8 million reduction in the source of cash from accounts receivable.  Our fiscal year 2007 ended on a bank holiday, therefore we had a larger than normal amount of credit card settlements in accounts receivable at the end of 2007, which were subsequently received during the first quarter of 2008.  This, combined with decreases in other working capital, was partially offset by higher depreciation and deferred income taxes.

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

Net cash used in investing activities was $13.4 million in Q1 2009 compared to $24.2 million in Q1 2008.  This decrease was due to fewer restaurants in the development pipeline in Q1 2009.  In fiscal 2009, we have reduced our planned Company-owned restaurant openings to approximately 15 restaurants, nine of which opened in Q1 2009, compared to 29 restaurants opened in fiscal 2008.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 31, 2009 there were 115 restaurants developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2009, we expect our capital expenditures to be approximately $50.0 million to $60.0 million, substantially all of which will relate to planned restaurant openings.  This amount excludes any cash we may use for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.  However, for 2009, we anticipate net cash provided by operating activities will exceed capital expenditures.

Net cash used in financing activities was $4.3 million in Q1 2009 as compared to net cash provided by financing activities of $4.8 million in Q1 2008.  This decrease was primarily due to decreased borrowings under our credit facility, offset by stock repurchases of $4.9 million in Q1 2008.  The borrowings in 2008 were made in conjunction with the acquisition of three franchise restaurants in the second quarter of 2008.

On February 14, 2008, our Board of Directors approved a stock repurchase program to repurchase up to $25.0 million of Class A common stock.  On July 8, 2008, our Board of Directors approved a $50.0 million increase in the Company’s stock repurchase program, thereby increasing the Company’s total stock repurchase authorization to $75.0 million.  Under this program, we may repurchase outstanding shares from time to time in open market transactions during the two-year period ending February 14, 2010.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

In Q1 2009, we paid distributions of $0.6 million to equity holders of seven of our majority-owned company restaurants.  Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at March 31, 2009 and December

30, 2008 was 2.28% and 2.73%, respectively.  The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 31, 2009.

At March 31, 2009, we had $127.0 million of outstanding borrowings under our credit facility and $119.0 million of availability net of $4.0 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $2.1 million with interest rates ranging from 4.35% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at March 31, 2009 was 2.42%.

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility.  We have designated the interest rate swap as a cash flow hedge of its exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under its revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount. Our counterparty in this interest rate swap is J.P. Morgan Chase, N.A.

On January 7, 2009, we entered into another interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount.  Our counterparty in this interest rate swap is J.P. Morgan Chase, N.A.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 31, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$129,149	$158	$361	$127,447	$1,183
Capital lease obligations	450	74	173	203	—
Interest (1)	1,371	263	447	322	339
Operating lease obligations	203,961	18,861	37,508	36,942	110,650
Capital obligations	16,307	16,307	—	—	—
Total contractual obligations (2)	$351,238	$35,663	$38,489	$164,914	$112,172

(1)   Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.
Uses interest rates as of March 31, 2009 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 3 of the condensed consolidated financial statements, can fluctuate daily.

(2)   This amount excludes $0.6 million of unrecognized tax benefits under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).

The Company has no material minimum purchase commitments with its vendors that extend beyond a year.  See note 6 to the condensed consolidated financial statements for details of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off-balance sheet arrangements.

Guarantees

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT prior to our granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but we remain contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease expires in May 2014, the Everett lease expires in February 2018, the Montgomeryville lease expires in June 2021, the Fargo lease expires in July 2016 and the Logan lease expires in August 2019.

Recently Issued Accounting Standards

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (our fiscal year 2009).  The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact our consolidated financial position, results of operations or cash flows.  See note 10 of the condensed consolidated financial statements for additional fair value discussions.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase;  and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (our fiscal year 2009).  We will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require: 1) noncontrolling interests to be reported as a component of equity; 2) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and 3) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS 160 also changes the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (our fiscal year 2009).

As a result of adopting SFAS 160, at the start of fiscal 2009, we present noncontrolling interests (previously known as minority interest) as a component of equity on our condensed consolidated balance sheets.  Minority interest expense is no longer separately reported as a reduction to net income on our condensed consolidated statement of income, but is instead shown below net income under the heading “net income attributable to the noncontrolling interests”.  Total provision for income taxes remains unchanged; however, our effective tax rate as calculated from the balances shown on the condensed consolidated statements of income has changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations.  The adoption of SFAS 160 did not have any other material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows.  These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal year 2009).  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2009 second quarter).  We do not expect the adoption of FSP FAS 107-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.  At March 31, 2009 there was $127.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR.   Our various other notes payable totaled $2.1 million at March 31, 2009 and had fixed rates ranging from 4.35% to 10.80%.  Should interest rates on our variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.3 million.

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

On January 7, 2009, we entered into another interest rate swap, starting February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount.

By using derivative instruments to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swap is J.P. Morgan Chase, N.A.

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Currently, we do not utilize fixed price contracts for certain commodities such as produce and cheese, therefore, we are subject to prevailing market conditions when purchasing those types of commodities. For other commodities, we employ various purchasing and pricing contract techniques in an effort to minimize volatility, including fixed price contracts for terms of generally one year or less and negotiating prices with vendors with reference to fluctuating market prices.  We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

We are subject to business risk as our beef supply is highly dependent upon two vendors.  If these vendors were unable to fulfill their obligations under their contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

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

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 30, 2008, under the heading “Special Note Regarding Forward-looking Statements” and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K, except as follows:

Health concerns arising from outbreaks of viruses may have an adverse effect on our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as Avian Flu SARS and H1N1.  To the extent that a virus is food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product.  To the extent that a virus is transmitted by human-to-human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any one of which could adversely affect our business.

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

No purchases of our common stock were made by us during the 13 weeks ended March 31, 2009.  The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

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

TEXAS ROADHOUSE, INC.

Date: May 8, 2009	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: May 8, 2009	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)