Form 10-Q
period 2009-06-30
Texas Roadhouse, Inc.
filed 2009-08-07
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Class A and Class B common stock outstanding were 64,892,087 and 5,265,376, respectively, on July 31, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30, 2009	December 30, 2008
Assets
Current assets:
Cash and cash equivalents	$24,979	$5,258
Receivables, net of allowance for doubtful accounts of $724 at June 30, 2009 and $524 at December 30, 2008	8,963	9,922
Inventories, net	7,874	8,140
Prepaid income taxes	—	3,429
Prepaid expenses	4,553	6,097
Deferred tax assets	918	1,962
Total current assets	47,287	34,808
Property and equipment, net	457,574	456,132
Goodwill	114,857	114,807
Intangible asset, net	12,241	12,807
Fair value of derivative financial instruments	247	—
Other assets	4,854	4,109
Total assets	$637,060	$622,663

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$234	$228
Accounts payable	23,556	32,175
Deferred revenue — gift cards/certificates	15,725	32,265
Accrued wages	18,801	15,500
Income tax payable	2,143	—
Accrued taxes and licenses	10,214	8,544
Other accrued liabilities	11,572	10,931
Total current liabilities	82,245	99,643
Long-term debt and obligations under capital leases, excluding current maturities	126,305	132,482
Stock option and other deposits	3,516	3,784
Deferred rent	10,966	9,920
Deferred tax liabilities	8,920	6,205
Fair value of derivative financial instruments	—	2,704
Other liabilities	5,590	5,128
Total liabilities	237,542	259,866
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 64,875,083 and 64,070,620 shares issued and outstanding at June 30, 2009 and December 30, 2008, respectively)	65	64
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	227,344	220,385
Retained earnings	169,315	141,240
Accumulated other comprehensive gain (loss)	152	(1,704)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	396,881	359,990
Noncontrolling interests	2,637	2,807
Total equity	399,518	362,797
Total liabilities and equity	$637,060	$622,663

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Revenue:
Restaurant sales	$240,301	$214,787	$484,391	$423,388
Franchise royalties and fees	2,122	2,524	4,105	5,136

Total revenue	242,423	217,311	488,496	428,524

Costs and expenses:
Restaurant operating costs:
Cost of sales	80,314	74,774	163,355	148,360
Labor	71,074	61,804	142,573	120,246
Rent	4,929	3,601	9,841	6,890
Other operating	39,812	35,346	80,672	68,596
Pre-opening	933	3,212	3,217	6,038
Depreciation and amortization	10,616	9,066	21,087	17,612
Impairment and closure	14	31	(72)	734
General and administrative	13,237	12,437	24,046	22,308

Total costs and expenses	220,929	200,271	444,719	390,784

Income from operations	21,494	17,040	43,777	37,740

Interest expense, net	876	720	1,733	1,362
Equity income from investments in unconsolidated affiliates	(64)	(70)	(149)	(139)

Income before taxes	20,682	16,390	42,193	36,517
Provision for income taxes	6,436	5,639	13,151	12,592
Net income including noncontrolling interests	$14,246	$10,751	$29,042	$23,925
Less: Net income attributable to noncontrolling interests	505	279	967	540

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$13,741	$10,472	$28,075	$23,385

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.20	$0.14	$0.40	$0.31

Diluted	$0.19	$0.14	$0.40	$0.31

Weighted-average shares outstanding:
Basic	69,909	74,252	69,666	74,498

Diluted	71,361	75,996	70,948	76,220

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

(unaudited)

	Class A		Class B				Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance, December 30, 2008	64,070,620	$64	5,265,376	$5	$220,385	$141,240	$(1,704)	$2,807	$362,797

Comprehensive income:
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	1,856	—	1,856
Net income	—	—	—	—	—	28,075	—	967	29,042
									30,898
Total comprehensive income

Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,137)	(1,137)
Shares issued under stock option plan including tax effects	581,562	1	—	—	4,037	—	—	—	4,038
Settlement of restricted stock units, net of tax	222,901	—	—	—	(892)	—	—	—	(892)

Share-based compensation	—	—	—	—	3,814	—	—	—	3,814

Balance, June 30, 2009	64,875,083	$65	5,265,376	$5	$227,344	$169,315	$152	$2,637	$399,518

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 30, 2009	June 24, 2008
Cash flows from operating activities:
Net income including noncontrolling interests	$29,042	$23,925
Depreciation and amortization	21,087	17,612
Deferred income taxes	2,664	(2,745)
Loss on disposition of assets	443	394
Impairment and closure	(104)	611
Equity income from investments in unconsolidated affiliates	(149)	(139)
Distributions received from investments in unconsolidated affiliates	187	212
Provision for doubtful accounts	200	(3)
Share-based compensation expense	3,814	3,582
Changes in operating working capital:
Receivables	759	7,874
Inventories	266	58
Prepaid expenses and other current assets	1,525	1,134
Other assets	(775)	(335)
Accounts payable	(8,619)	(1,452)
Deferred revenue — gift cards/certificates	(16,540)	(16,549)
Accrued wages	3,301	2,173
Excess tax benefits from share-based compensation	(1,744)	(260)
Prepaid income taxes and income taxes payable	1,650	2,664
Accrued taxes and licenses	7,316	2,266
Other accrued liabilities	591	(221)
Deferred rent	1,046	1,059
Other liabilities	566	872

Net cash provided by operating activities	$46,526	$42,732

Cash flows from investing activities:
Capital expenditures — property and equipment	(22,526)	(52,573)
Acquisitions of franchise restaurants, net of cash acquired	50	(8,173)
Proceeds from sale of property and equipment, including insurance proceeds	120	197

Net cash used in investing activities	$(22,356)	$(60,549)

Cash flows from financing activities:
(Repayments of) proceeds from revolving credit facility, net	(6,000)	28,000
Proceeds from noncontrolling interests contributions and other	—	877
Investments in unconsolidated affiliates	(19)	—
Distributions to noncontrolling interest holders	(1,137)	(613)
Excess tax benefits from share-based compensation	1,744	260
Repurchase shares of common stock	—	(15,095)
Repayments of stock option and other deposits	(938)	—
Proceeds from stock option and other deposits	670	389
Settlement of restricted stock units, net of tax	(892)	—
Principal payments on long-term debt and capital lease obligations	(171)	(956)
Proceeds from exercise of stock options	2,294	462

Net cash (used in)/provided by financing activities	$(4,449)	$13,324

Net increase (decrease) in cash and cash equivalents	19,721	(4,493)
Cash and cash equivalents — beginning of period	5,258	11,564
Cash and cash equivalents — end of period	$24,979	$7,071

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,866	$1,672
Income taxes, net of refunds	$3,180	$12,673

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”), its wholly-owned subsidiaries and subsidiaries in which it owns more than 50 percent interest, as of and for the 13 and 26 weeks ended June 30, 2009 and June 24, 2008.  Texas Roadhouse, Inc.’s wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp”).  The Company and its subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain other license and franchise restaurants.  All material balances and transactions between the consolidated entities have been eliminated.  In accordance with the Company’s adoption of Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51 (“SFAS 160”), noncontrolling interests (previously shown as “minority interest in consolidated subsidiaries”) are reported below net income under the heading “Net income attributable to the noncontrolling interests” in the condensed consolidated statements of income and shown as a component of equity in the condensed consolidated balance sheets.  See note 5 for further discussion.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 26 weeks ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 29, 2009.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2008.

The Company’s significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008

Labor expense	$695	$618	$1,422	$1,168
General and administrative expense	1,158	1,264	2,392	2,414
Total share-based compensation expense	$1,853	$1,882	$3,814	$3,582

A summary of share-based compensation activity by type of grant as of June 30, 2009 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 30, 2008	6,276,323	$10.14
Granted	—	—
Forfeited	(94,363)	13.37
Exercised	(581,562)	3.94
Outstanding at June 30, 2009	5,600,398	$10.72	5.73	$11,766

Exercisable at June 30, 2009	5,066,449	$10.38	5.55	$11,724

No stock options were granted during the 26 weeks ended June 30, 2009.

The total intrinsic value of options exercised during the 13 weeks ended June 30, 2009 and June 24, 2008 was $4.0 million and $0.5 million, respectively.  The total intrinsic value of options exercised during the 26 weeks ended June 30, 2009 and June 24, 2008 was $4.2 million and $1.1 million, respectively.  As of June 30, 2009, with respect to unvested stock options, there was $0.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.4 year.  The total grant date fair value of stock options vested for both 13 week periods ended June 30, 2009 and June 24, 2008 was $0.2 million and $1.1 million, respectively.  The total grant date fair value of stock options vested for both 26 week periods ended June 30, 2009 and June 24, 2008 was $0.7 million and $3.3 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 30, 2008	1,253,530	$9.63
Granted	312,560	9.52
Forfeited	(27,727)	8.88
Vested	(322,532)	10.44
Outstanding at June 30, 2009	1,215,831	$9.41

As of June 30, 2009, with respect to unvested RSUs, there was $8.2 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.7 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 and 26 week periods ended June 30, 2009 was $0.8 million and $3.4 million.

In the fourth quarter of 2006, the Company awarded 36,000 restricted shares, at a weighted-average price of $14.55 per share, to two corporate office employees under the terms of the Plan.  The restricted shares vest after three years.  At June 30, 2009, the unrecognized compensation expense related to the restricted stock grants totaled approximately $0.1 million and will be recognized over the remaining vesting period.

(3)         Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	June 30, 2009	December 30, 2008
Installment loans, due 2009 – 2020	$2,107	$2,194
Obligations under capital leases	432	516
Revolver	124,000	130,000
	126,539	132,710
Less current maturities	234	228
	$126,305	$132,482

The weighted-average interest rate for installment loans outstanding at June 30, 2009 and December 30, 2008 was 10.59% and 10.55%, respectively.  The debt is secured by certain land and buildings.

The Company has a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on its leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  The Company is also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on its leverage ratio.  The weighted-average interest rate for the revolver at June 30, 2009 and December 30, 2008 was 2.18% and 2.73%, respectively.  At June 30, 2009, the Company had $124.0 million outstanding under the credit facility and $122.0 million of availability, net of $4.0 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits the Company to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of the Company’s consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent the Company from complying with its financial covenants.  The Company was in compliance with all covenants as of June 30, 2009.

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

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under SFAS 133:

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	June 30, 2009	December 30, 2008	June 30, 2009	December 30, 2008

Derivative Contracts Designated as Hedging Instruments under SFAS 133	(1)
Interest rate swaps		$247	$—	$—	$2,704

Total Derivative Contracts		$247	$—	$—	$2,704

(1)                            Derivative assets and liabilities are included in fair value of derivative financial instruments on the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the 26 weeks ended June 30, 2009 and June 24, 2008:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective	Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2009	2008	Income	2009	2008	portion)	2009	2008

Interest rate swaps	$152	$—	—	$—	$—	—	$—	$—

(5)         Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS 162 to have a significant impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (the Company’s fiscal 2009 second quarter).  The adoption of FSP FAS 107-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009 (the Company’s fiscal 2009 second quarter).  The adoption of SFAS 165 did not materially impact the Company.  The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, regarding certain guidance for determining the primary beneficiary of a variable interest entity.  In addition, SFAS 167 requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009 (fiscal year 2010 for the Company).  The Company is currently evaluating the impact of the adoption of SFAS 167 on its consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative, nongovernmental U.S. generally accepted accounting principle (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009 (the Company’s fiscal 2009 third quarter).

(6)         Commitments and Contingencies

The estimated cost of completing capital project commitments at June 30, 2009 and December 30, 2008 was approximately $22.2 million and $34.0 million, respectively.

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

(7)         Related Party Transactions

The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for each of the 13 week periods ended June 30, 2009 and June 24, 2008.   For the 26 weeks ended June 30, 2009 and June 24, 2008, rent payments were $0.1 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz, the Company’s Chief Operating Officer, beneficially owns 66.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.  Rent is approximately $15,000 per month for the first five years of the lease and escalates 10% each five year period during the term.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $45,000 for each of the 13 week periods ended June 30, 2009 and June 24, 2008.  For the 26 weeks ended June 30, 2009 and June 24, 2008, rent payments were $0.1 million.

The Company has 14 franchise and license restaurants owned, in whole or part, by certain officers, directors or 5% shareholders of the Company at June 30, 2009 and June 24, 2008. These entities paid the Company fees of approximately $0.5 million during each of the 13 week periods ended June 30, 2009 and June 24, 2008, respectively.  For the 26 weeks ended June 30, 2009 and June 24, 2008, these entities paid the Company fees of $1.0 million and $1.1 million, respectively.  As disclosed in note 6, the Company is contingently liable on leases which are related to three of these restaurants.

(8)         Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options, RSUs and restricted stock awards outstanding from the Plan as discussed in note 2.  For the 13 and 26 weeks ended June 30, 2009, options to purchase 2,864,175 and 3,426,106  shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the 13 and 26 weeks ended June 24, 2008, options to purchase 3,228,176 and 3,194,376 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$13,741	$10,472	$28,075	$23,385

Basic EPS:
Weighted-average common shares outstanding	69,909	74,252	69,666	74,498

Basic EPS	$0.20	$0.14	$0.40	$0.31

Diluted EPS:
Weighted-average common shares outstanding	69,909	74,252	69,666	74,498
Dilutive effect of stock options and restricted stock	1,452	1,744	1,282	1,722
Shares — diluted	71,361	75,996	70,948	76,220

Diluted EPS	$0.19	$0.14	$0.40	$0.31

(9)         Acquisitions

On September 24, 2008, the Company acquired one franchise restaurant.  Pursuant to the terms of the acquisition agreement, the Company paid a purchase price of approximately $1.4 million.  This acquisition is consistent with the Company’s long-term strategy to increase net income and earnings per share.

This transaction was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations (“SFAS 141”).  Based on a purchase price of $1.4 million, including approximately $0.1 million of direct acquisition costs and net of $0.1 million of cash acquired, and the Company’s estimates of the fair value of net assets acquired, $1.1 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$20
Property and equipment, net	204
Goodwill	1,066
Intangible asset	270
Current liabilities	(141)

$1,419

If the acquisition had been completed as of the beginning of the quarter ended June 30, 2008, pro forma revenue, net income and earnings per share would have been as follows:

	13 Weeks Ended	26 Weeks Ended
	June 24, 2008	June 24, 2008

Revenue	$218,211	$430,381
Net income	$10,489	$23,457
Basic EPS	$0.14	$0.31
Diluted EPS	$0.14	$0.31

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

The intangible asset of $0.3 million has a weighted-average life of approximately 15 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreement including renewals.  The Company recorded amortization expense relating to the intangible asset of approximately $4,300 and $8,700 for the 13 and 26 weeks ended June 30, 2009, respectively.  The Company expects the annual expense for each of the next five years to be approximately $17,000.

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

The purchase price has been preliminarily allocated as follows:

Current assets	$264
Property and equipment, net	1,741
Goodwill	5,698
Intangible asset	3,465
Current liabilities	(2,778)

$8,390

If the acquisitions had been completed as of the beginning of the quarter ended June 30, 2008, pro forma revenue, net income and earnings per share would have been as follows:

	13 Weeks Ended	26 Weeks Ended
	June 24, 2008	June 24, 2008

Revenue	$224,633	$442,805
Net income	$10,448	$23,240
Basic EPS	$0.14	$0.31
Diluted EPS	$0.14	$0.30

As a result of these acquisitions, the Company incurred a charge of $0.1 million and recorded an intangible asset relating to certain reacquired franchise rights of $3.5 million in accordance with EITF 04-1.

The intangible asset of $3.5 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from 10 to 19 years.  The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million for the 13 and 26 weeks ended June 30, 2009.  The Company expects the annual expense for each of the next five years to be $0.3 million.

(10)  Fair Value Measurement

The following table presents the fair values for the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$247	$—	$247	$—
Deferred compensation plan - assets	2,566	2,566	—	—
Deferred compensation plan - liabilities	(2,530)	(2,530)	—	—

Total	$283	$36	$247	$—

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

At June 30, 2009 and December 30, 2008, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for the Company’s debt are as follows:

	June 30, 2009		December 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$2,107	$2,723	$2,194	$2,866
Revolver	124,000	124,000	130,000	130,000

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

For the 13 and 26 weeks ended June 30, 2009, the Company did not repurchase any shares of its Class A common stock.  For the 13 weeks ended June 24, 2008 the Company paid approximately $10.2 million to repurchase and retire 1,094,300 shares at an average price of $9.29 per share.   For the 26 weeks ended June 24, 2008, the Company paid approximately $15.1 million to repurchase and retire 1,624,200 shares at an average price of $9.27 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 30, 2009, there were 325 Texas Roadhouse restaurants operating in 46 states, including:

• 256  “company restaurants,” of which 246 were wholly-owned and 10 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income.

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

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in eight of the ten majority-owned company restaurants, and (ii) 61 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 30, 2009 and June 24, 2008 are referred to as Q2 2009 and Q2 2008, respectively, and the 26 weeks ended June 30, 2009 and June 24, 2008 are referred to as 2009 YTD and 2008 YTD, respectively.

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

Stock Repurchase Program.  We continue to look at opportunities to repurchase our Class A common stock at favorable market prices under our stock repurchase program.  Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our Class A common stock.  As of June 30, 2009, $18.2 million worth of Class A common stock remains authorized for repurchase.

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

Restaurant Labor Expenses.   Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our managing partners. These profit sharing expenses are reflected in restaurant other operating expenses.  Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

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

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at June 30, 2009 included ten majority-owned restaurants, all of which were open.  Our consolidated subsidiaries at June 24, 2008 included 10 majority-owned restaurants, nine of which were open and one of which was under construction.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 30, 2009		June 24, 2008		June 30, 2009		June 24, 2008
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	240,301	99.1	214,787	98.8	484,391	99.2	423,388	98.8
Franchise royalties and fees	2,122	0.9	2,524	1.2	4,105	0.8	5,136	1.2

Total revenue	242,423	100.0	217,311	100.0	488,496	100.0	428,524	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	80,314	33.4	74,774	34.8	163,355	33.7	148,360	35.0
Labor	71,074	29.6	61,804	28.8	142,573	29.4	120,246	28.4
Rent	4,929	2.1	3,601	1.7	9,841	2.0	6,890	1.6
Other operating	39,812	16.6	35,346	16.5	80,672	16.7	68,596	16.2
(As a percentage of total revenue)
Pre-opening	933	0.4	3,212	1.5	3,217	0.7	6,038	1.4
Depreciation and amortization	10,616	4.4	9,066	4.2	21,087	4.3	17,612	4.1
Impairment and closure	14	NM	31	NM	(72)	NM	734	0.2
General and administrative	13,237	5.5	12,437	5.7	24,046	4.9	22,308	5.2

Total costs and expenses	220,929	91.1	200,271	92.2	444,719	91.0	390,784	91.2
Income from operations	21,494	8.9	17,040	7.8	43,777	9.0	37,740	8.8
Interest expense, net	876	0.4	720	0.3	1,733	0.4	1,362	0.3
Equity income from investments in unconsolidated affiliates	(64)	NM	(70)	NM	(149)	NM	(139)	NM

Income before taxes	20,682	8.5	16,390	7.5	42,193	8.6	36,517	8.5
Provision for income taxes	6,436	2.6	5,639	2.6	13,151	2.7	12,592	2.9
Net income including noncontrolling interests	14,246	5.9	10,751	4.9	29,042	5.9	23,925	5.6
Net income attributable to noncontrolling interests	505	0.2	279	0.1	967	0.2	540	0.1
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	13,741	5.7	10,472	4.8	28,075	5.7	23,385	5.5

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 30, 2008	245	69	314
Openings	11	1	12
Acquisitions (Dispositions)	—	—	—
Closures	—	(1)	(1)

Balance at June 30, 2009	256	69	325

Q2 2009 (13 weeks) Compared to Q2 2008 (13 weeks) and 2009 YTD (26 weeks) Compared to 2008 YTD (26 weeks)

Restaurant Sales.   Restaurant sales increased by 11.9% in Q2 2009 as compared to Q2 2008 and by 14.4% in 2009 YTD compared to 2008 YTD.  These increases were attributable to the opening of new restaurants and the acquisitions of franchise restaurants in fiscal 2008, partially offset by a decrease in comparable restaurant sales and average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	Q2 2009	Q2 2008	22009 YTD	2008 YTD

Store weeks	3,313	2,805	6,562	5,472
Comparable restaurant sales growth	(3.7)%	(0.3)%	(2.4)%	(0.7)%
Average unit volume (in thousands)	$935	$985	$1,906	$1,984

We have implemented certain menu pricing increases to partially offset impacts from higher operating costs and other inflationary pressures.  The following table summarizes our menu pricing actions for the periods shown.

Increased Menu Pricing

April 2009	1.4%
May/June 2008	1.5%
January/February 2008	1.1%

We will continue to evaluate the need for and test further menu price increases as we assess the current inflationary and competitive environment.

On September 24, 2008, we acquired one franchise restaurant, which is expected to have no significant net revenue or accretive impact on an on-going annual basis.  In Q2 2009 and 2009 YTD, restaurant sales included $0.9 million and $2.0 million from the acquired franchise restaurant.  Effective July 23, 2008, we acquired nine franchise restaurants.  On a 12-month basis, the acquisitions are expected to add approximately $25.0 million of net revenue and have no significant accretive impact.  In Q2 2009 and 2009 YTD, restaurant sales included $6.4 million and $12.6 million from the nine acquired franchise restaurants.

Franchise Royalties and Fees.   Franchise royalties and fees decreased by $0.4 million, or by 15.9%, in Q2 2009 from Q2 2008 and by $1.0 million, or by 20.1%, in 2009 YTD from 2008 YTD.  These decreases were primarily attributable to the loss of royalties associated with the acquisition of 13 franchise restaurants in 2008, the reduction of royalties in several restaurants and a decrease in average unit volumes.  These decreases were partially offset by increasing royalty rates in conjunction with the renewal of certain franchise agreements.  The acquired franchise restaurants generated approximately $0.3 million and $0.7 million in franchise royalties in Q2 2008 and 2008 YTD, respectively.  Franchise comparable restaurant sales decreased 3.5% and 2.7% in Q2 2009 and 2009 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 33.4% in Q2 2009 from 34.8% in Q2 2008 and to 33.7% in 2009 YTD from 35.0% in 2008 YTD.  These decreases are primarily attributable to the benefit of lower beef, dairy and produce costs and menu price increases discussed above, partially offset by higher commodity costs on chicken and food items such as wheat and oil-based ingredients.  Through 2009 YTD, we had fixed price contracts for 90% of our beef product volume with the remainder subject to fluctuating market prices.  During the third quarter of 2009, we locked in the 10% remainder and currently have fixed price contracts on 100% of our beef product volume.  We expect commodity cost deflation of approximately 2.0-3.0% in 2009.

Restaurant Labor Expenses.   Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.6% in Q2 2009 from 28.8% in Q2 2008 and to 29.4% in 2009 YTD from 28.4% in 2008 YTD.  These increases were primarily attributable to a decrease in average unit volumes combined with higher labor costs associated with restaurants opened in 2008 and higher average wage rates.  Additionally, payroll tax expense was higher as a result of state unemployment rate changes that occurred in Q1 2009.  These increases were partially offset by menu price increases discussed above.  We generally incur higher labor costs, as a percentage of restaurant sales, during the first few months after the opening of a new restaurant.   Higher average hourly wage rates resulted from several state-mandated increases in minimum and tip wage rates throughout 2008 and into 2009, including an increase in federal minimum wage rate in July 2008.  We anticipate our labor costs will continue to be pressured by inflation, which is primarily caused by federal and state-mandated increases in minimum and tip wages rates, including an increase in federal minimum wage rates in July 2009.  These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, increased to 2.1% in Q2 2009 from 1.7% in Q2 2008 and increased to 2.0% in 2009 YTD from 1.6% in 2008 YTD.  These increases were primarily attributable to rent expense associated with the franchise restaurants acquired in 2008 and the restaurants opened in 2009 YTD and fiscal 2008, as we are leasing more land and buildings than we have in the past, combined with a decrease in average unit volumes.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, increased to 16.6% in Q2 2009 from 16.5% in Q2 2008 and to 16.7% in 2009 YTD from 16.2% in 2008 YTD.  The increase in Q2 2009 was primarily attributable to a decrease in average unit volumes combined with higher costs for repairs and maintenance, bonuses, property taxes and credit card charges, as a percentage of restaurant sales, partially offset by lower utilities.  Excluding credit card charges, the increase in 2009 YTD was attributable to the same items as in Q2 2009.  We have seen utility pressures subside recently and have been working with various suppliers to lock in lower natural gas and electric rates where possible.

Restaurant Pre-opening Expenses.   Pre-opening expenses decreased to $0.9 million in Q2 2009 from $3.2 million in Q2 2008 and decreased to $3.2 million in 2009 YTD from $6.0 million in 2008 YTD.  These decreases were primarily attributable to fewer openings and fewer restaurants being in the development pipeline in 2009 compared to 2008.  In fiscal 2009, we have reduced our planned Company-owned restaurant openings to approximately 15 restaurants, 11 of which opened in 2009 YTD, compared to 29 restaurants opened in fiscal 2008, 19 of which opened during the first half of the year.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, increased to 4.4% in Q2 2009 from 4.2% in Q2 2008 and to 4.3% in 2009 YTD from 4.1% 2008 YTD.  These increases were primarily attributable to higher construction costs and other capital spending on new restaurants and a decrease in average unit volumes, partially offset by lower depreciation expense on older restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses decreased to $14,000 in Q2 2009 compared to $31,000 in Q2 2008.  Impairment and closure expenses decreased to ($72,000) in 2009 YTD compared to $0.7 million in 2008 YTD.  We recorded $0.7 million in the first quarter of 2008 due to lease reserve and other charges incurred in conjunction with the closure of a restaurant in Q1 2008.  The activity in Q2 2009 and 2009 YTD is a result of a favorable settlement of  the lease reserve for this restaurant and other charges incurred in conjunction with the closure.

General and Administrative Expenses.  G&A, as a percentage of total revenue, decreased to 5.5% in Q2 2009 from 5.7% in Q2 2008 and to 4.9% in 2009 YTD from 5.2% in 2008 YTD.  The decrease in Q2 2009 was primarily due to the leveraging of costs due to revenue growth, partially offset by higher bonus expense.  The decrease in 2009 YTD was primarily due to the leveraging of costs due to revenue growth.  For the remainder of 2009, we expect bonus expense to be $1.5 - $2.0 million higher than the same period in 2008 as a result of not meeting our bonus targets in 2008.

Interest Expense, Net.   Interest expense increased to $0.9 million in Q2 2009 from $0.7 million in Q2 2008 and $1.7 million in 2009 YTD from $1.4 million in 2008 YTD.  These increases were primarily attributable to increased borrowings under our credit facility, a decrease in interest income and lower capitalized interest, partially offset by lower interest rates.  The increased borrowings were primarily related to money spent on stock repurchases and franchise restaurant acquisitions during 2008.  Lower interest income and capitalized interest were primarily due to lower interest rates and slower development in 2009 YTD compared to 2008 YTD.

Income Tax Expense.   We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  Our effective tax rate decreased to 31.9% in Q2 2009 and 2009 YTD from 35.0% in Q2 2008 and 2008 YTD.  These decreases were primarily attributable to lower non-deductible stock compensation expense and higher federal tax credits, such as FICA tip credit and Work Opportunity Tax credits, as a percentage of net income before income tax.  We expect the effective tax rate to be approximately 32.0% for fiscal 2009.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
	June 30, 2009	June 24, 2008

Net cash provided by operating activities	$46,526	$42,732
Net cash used in investing activities	(22,356)	(60,549)
Net cash (used in)/provided by financing activities	(4,449)	13,324

Net increase in cash and cash equivalents	$19,721	$(4,493)

Net cash provided by operating activities was $46.5 million in 2009 YTD compared to $42.7 million in 2008 YTD.  This increase was primarily due to higher net income and depreciation, as a result of opening new restaurants, and deferred income taxes, partially offset by a $7.1 million reduction in the source of cash from accounts receivable, along with other decreases in working capital.  The $7.1 million reduction in the source of cash from accounts receivable was driven by timing issues related to credit card settlements.  Our fiscal year 2007 ended on a bank holiday, therefore we had a larger than normal amount of credit card settlements in accounts receivable at the end of 2007, which were subsequently received during the first quarter of 2008.

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

Net cash used in investing activities was $22.4 million in 2009 YTD compared to $60.5 million in 2008 YTD.  This decrease was due to fewer restaurants in the development pipeline in Q2 2009, along with the $8.7 million use of cash associated with the acquisitions of three franchise restaurants in Q2 2008.  In fiscal 2009, we have reduced our planned Company-owned restaurant openings to approximately 15 restaurants, 11 of which opened in 2009 YTD, compared to 29 restaurants opened in fiscal 2008, 19 of which opened during the first half of the year.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 30, 2009, 115 of the 256 company restaurants had been developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2009, we expect our capital expenditures to be approximately $50.0 million to $60.0 million, substantially all of which will relate to planned restaurant openings.  This amount excludes any cash we may use for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.  For 2009, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to increase our cash balance and/or repay borrowings under our credit facility.

Net cash used in financing activities was $4.4 million in 2009 YTD as compared to net cash provided by financing activities of $13.3 million in 2008 YTD.  This decrease was primarily due to decreased borrowings under our credit facility, offset by stock repurchases of $15.1 million in 2008 YTD.  The borrowings in 2008 were made in conjunction with stock repurchases in fiscal 2008 and the acquisition of three franchise restaurants in the second quarter of 2008.

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

In Q2 2009, we paid distributions of $1.1 million to equity holders of seven of our majority-owned company restaurants.  Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at June 30, 2009 and December 30, 2008 was 2.18% and 2.73%, respectively.  The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 30, 2009.

At June 30, 2009, we had $124.0 million of outstanding borrowings under our credit facility and $122.0 million of availability net of $4.0 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $2.1 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at June 30, 2009 was 2.3%.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 30, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$126,107	$158	$371	$124,458	$1,120
Capital lease obligations	432	76	177	179	—
Interest (1)	1,303	257	433	305	308
Operating lease obligations	199,546	18,813	37,538	36,860	106,335
Capital obligations	22,151	22,151	—	—	—
Total contractual obligations (2)	$349,539	$41,455	$38,519	$161,802	$107,763

(1)         Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations. Uses interest rates as of June 30, 2009 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 3 of the condensed consolidated financial statements, can fluctuate daily.

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

Guarantees

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville,

PA, Fargo, ND and Logan, UT prior to our granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but we remain contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease expires in May 2014, the Everett lease expires in February 2018, the Montgomeryville lease expires in June 2021, the Fargo lease expires in July 2016 and the Logan lease expires in August 2019.  As the fair value of these guarantees is not considered significant, no liability has been recorded.

Recently Issued Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement will be effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect the adoption of SFAS 162 to have a significant impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2009 second quarter).  The adoption of FSP FAS 107-1 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009 (our fiscal 2009 second quarter).  The adoption of SFAS 165 did not materially impact the Company.  We have performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, regarding certain guidance for determining the primary beneficiary of a variable interest entity.  In addition, SFAS 167 requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009 (our fiscal year 2010).  We are currently evaluating the impact of the adoption of SFAS 167 on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative, nongovernmental U.S. GAAP.  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009 (our fiscal 2009 third quarter).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.  At June 30, 2009 there was $124.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR.   Our various other notes payable totaled $2.1 million at June 30, 2009 and had fixed rates ranging from 10.46% to 10.80%.  Should interest rates on our variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.2 million.

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

No purchases of our common stock were made by us during the 26 weeks ended June 30, 2009.  The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 21, 2009, at the Annual Meeting of Stockholders, the stockholders took the following actions:

1.               Elected all directors designated in the proxy statement dated April 10, 2009, as follows:

	Number of Votes
	For	Withheld

Martin T. Hart	111,838,958	560,759
W. Kent Taylor	110,553,450	1,846,267

Directors whose terms continued after the Annual Meeting of Stockholders are as follows: G.J. Hart, Gregory N. Moore, James F. Parker, James R. Ramsey and James R. Zarley.

2.     Ratified the audit committee’s selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 29, 2009:  110,872,576 votes cast for, 1,520,798 votes cast against and 6,344 abstained.

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

TEXAS ROADHOUSE, INC.

Date: August 7, 2009	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: August 7, 2009	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)