Form 10-Q
period 2009-09-29
Texas Roadhouse, Inc.
filed 2009-11-06
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2009

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

The number of shares of common stock outstanding were 70,309,121 on October 30, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 29, 2009	December 30, 2008
Assets
Current assets:
Cash and cash equivalents	$35,833	$5,258
Receivables, net of allowance for doubtful accounts of $810 at September 29, 2009 and $524 at December 30, 2008	8,471	9,922
Inventories, net	7,046	8,140
Prepaid income taxes	—	3,429
Prepaid expenses	3,919	6,097
Deferred tax assets	1,378	1,962
Total current assets	56,647	34,808
Property and equipment, net	457,267	456,132
Goodwill	114,859	114,807
Intangible asset, net	11,958	12,807
Other assets	5,901	4,109
Total assets	$646,632	$622,663

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$240	$228
Accounts payable	19,808	32,175
Deferred revenue — gift cards/certificates	13,303	32,265
Accrued wages	19,072	15,500
Income tax payable	2,623	—
Accrued taxes and licenses	11,154	8,544
Other accrued liabilities	10,219	10,931
Total current liabilities	76,419	99,643
Long-term debt and obligations under capital leases, excluding current maturities	126,243	132,482
Stock option and other deposits	3,527	3,784
Deferred rent	11,534	9,920
Deferred tax liabilities	9,832	6,205
Fair value of derivative financial instruments	816	2,704
Other liabilities	6,668	5,128
Total liabilities	235,039	259,866
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 65,030,353 and 64,070,620 shares issued and outstanding at September 29, 2009 and December 30, 2008, respectively)	65	64
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding)	5	5
Additional paid in capital	229,489	220,385
Retained earnings	180,010	141,240
Accumulated other comprehensive loss	(501)	(1,704)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	409,068	359,990
Noncontrolling interests	2,525	2,807
Total equity	411,593	362,797
Total liabilities and equity	$646,632	$622,663

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008
Revenue:
Restaurant sales	$224,417	$215,739	$708,808	$639,127
Franchise royalties and fees	2,050	1,996	6,155	7,132

Total revenue	226,467	217,735	714,963	646,259

Costs and expenses:
Restaurant operating costs:
Cost of sales	74,489	76,845	237,844	225,205
Labor	67,630	63,750	210,203	183,996
Rent	5,029	4,248	14,870	11,138
Other operating	38,778	36,772	119,450	105,368
Pre-opening	1,194	2,935	4,411	8,973
Depreciation and amortization	10,395	9,444	31,482	27,056
Impairment and closure	(201)	43	(273)	777
General and administrative	11,872	10,277	35,918	32,585

Total costs and expenses	209,186	204,314	653,905	595,098

Income from operations	17,281	13,421	61,058	51,161

Interest expense, net	784	974	2,517	2,336
Equity income from investments in unconsolidated affiliates	(36)	(45)	(185)	(184)

Income before taxes	16,533	12,492	58,726	49,009
Provision for income taxes	5,431	3,906	18,582	16,498
Net income including noncontrolling interests	$11,102	$8,586	$40,144	$32,511
Less: Net income (loss) attributable to noncontrolling interests	407	(58)	1,374	482

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$10,695	$8,644	$38,770	$32,029

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.15	$0.12	$0.56	$0.43

Diluted	$0.15	$0.12	$0.54	$0.43

Weighted-average shares outstanding:
Basic	70,204	71,947	69,847	73,649

Diluted	71,550	73,303	71,151	75,242

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

(unaudited)

	Class A		Class B				Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance, December 30, 2008	64,070,620	$64	5,265,376	$5	$220,385	$141,240	$(1,704)	$2,807	$362,797

Comprehensive income:
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	1,203	—	1,203
Net income	—	—	—	—	—	38,770	—	1,374	40,144

Total comprehensive income									41,347

Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,656)	(1,656)
Shares issued under stock option plan including tax effects	681,188	1	—	—	4,828	—	—	—	4,829
Settlement of restricted stock units, net of tax	278,545	—	—	—	(1,366)	—	—	—	(1,366)
Share-based compensation	—	—	—	—	5,642	—	—	—	5,642

Balance, September 29, 2009	65,030,353	$65	5,265,376	$5	$229,489	$180,010	$(501)	$2,525	$411,593

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 29, 2009	September 23, 2008
Cash flows from operating activities:
Net income including noncontrolling interests	$40,144	$32,511
Depreciation and amortization	31,482	27,056
Deferred income taxes	3,526	(2,908)
Loss on disposition of assets	918	827
Impairment and closure	(305)	611
Equity income from investments in unconsolidated affiliates	(185)	(184)
Distributions received from investments in unconsolidated affiliates	261	302
Provision for doubtful accounts	286	200
Share-based compensation expense	5,642	5,578
Changes in operating working capital:
Receivables	1,165	7,104
Inventories	1,094	(112)
Prepaid expenses and other current assets	2,160	1,614
Other assets	(1,860)	(443)
Accounts payable	(12,367)	(2,621)
Deferred revenue — gift cards/certificates	(18,962)	(19,040)
Accrued wages	3,572	621
Excess tax benefits from share-based compensation	(1,671)	(2,930)
Prepaid income taxes and income taxes payable	8,288	2,688
Accrued taxes and licenses	2,590	3,716
Other accrued liabilities	(740)	1,622
Deferred rent	1,614	1,707
Other liabilities	1,644	331

Net cash provided by operating activities	$68,296	58,250

Cash flows from investing activities:
Capital expenditures — property and equipment	(34,814)	(75,413)
Acquisitions of franchise restaurants, net of cash acquired	25	(18,405)
Proceeds from sale of property and equipment, including insurance proceeds	2,329	289

Net cash used in investing activities	$(32,460)	$(93,529)

Cash flows from financing activities:
(Repayments of) proceeds from revolving credit facility, net	(6,000)	86,000
Proceeds from noncontrolling interests contributions and other	—	878
Investments in unconsolidated affiliates	(19)	—
Distributions to noncontrolling interest holders	(1,656)	(957)
Excess tax benefits from share-based compensation	1,671	2,930
Repurchase shares of common stock	—	(52,578)
Repayments of stock option and other deposits	(1,182)	—
Proceeds from stock option and other deposits	925	321
Settlement of restricted stock units, net of tax	(1,366)	—
Principal payments on long-term debt and capital lease obligations	(227)	(1,015)
Proceeds from exercise of stock options	2,593	1,855

Net cash (used in)/provided by financing activities	$(5,261)	$37,434

Net increase in cash and cash equivalents	30,575	2,155
Cash and cash equivalents — beginning of period	5,258	11,564
Cash and cash equivalents — end of period	$35,833	$13,719

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$2,603	$2,540
Income taxes, net of refunds	$6,784	$16,753

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”), its wholly-owned subsidiaries and subsidiaries in which it owns more than 50 percent interest, as of and for the 13 and 39 weeks ended September 29, 2009 and September 23, 2008.  Texas Roadhouse, Inc.’s wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp”).  The Company and its subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain other license and franchise restaurants.  All material balances and transactions between the consolidated entities have been eliminated.  In accordance with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-50, Consolidation,  noncontrolling interests (previously shown as “minority interest in consolidated subsidiaries”) are reported below net income under the heading “Net income attributable to the noncontrolling interests” in the condensed consolidated statements of income and shown as a component of equity in the condensed consolidated balance sheets.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 39 weeks ended September 29, 2009 are not necessarily indicative of the results that may be expected for the year ending December 29, 2009.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2008.

The Company’s significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008

Labor expense	$694	$702	$2,116	$1,870
General and administrative expense	1,134	1,294	3,526	3,708
Total share-based compensation expense	$1,828	$1,996	$5,642	$5,578

A summary of share-based compensation activity by type of grant as of September 29, 2009 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 30, 2008	6,276,323	$10.14
Granted	—	—
Forfeited	(114,414)	13.55
Exercised	(681,188)	3.85
Outstanding at September 29, 2009	5,480,721	$10.85	5.56	$10,421

Exercisable at September 29, 2009	4,997,026	$10.55	5.39	$10,392

No stock options were granted during the 39 weeks ended September 29, 2009.

The total intrinsic value of options exercised during the 13 weeks ended September 29, 2009 and September 23, 2008 was $0.8 million and $7.0 million, respectively.  The total intrinsic value of options exercised during the 39 weeks ended September 29, 2009 and September 23, 2008 was $4.9 million and $8.1 million, respectively.  As of September 29, 2009, with respect to unvested stock options, there was $0.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.3 year.  The total grant date fair value of stock options vested for the 13 week periods ended September 29, 2009 and September 23, 2008 was $0.2 million and $1.6 million, respectively.  The total grant date fair value of stock options vested for both 39 week periods ended September 29, 2009 and September 23, 2008 was $1.0 million and $5.0 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 30, 2008	1,253,530	$9.63
Granted	505,174	9.94
Forfeited	(39,276)	8.97
Vested	(409,393)	10.21
Outstanding at September 29, 2009	1,310,035	$9.59

As of September 29, 2009, with respect to unvested RSUs, there was $8.5 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.7 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 and 39 week periods ended September 29, 2009 was $0.8 million and $4.2 million.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	September 29, 2009	December 30, 2008
Installment loans, due 2009 – 2020	$2,069	$2,194
Obligations under capital leases	414	516
Revolver	124,000	130,000
	126,483	132,710
Less current maturities	240	228
	$126,243	$132,482

The weighted-average interest rate for installment loans outstanding at September 29, 2009 and December 30, 2008 was 10.58% and 10.55%, respectively.  The debt is secured by certain land and buildings.

The Company has a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on its leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  The Company is also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on its leverage ratio.  The weighted-average interest rate for the revolver at September 29, 2009 and December 30, 2008 was 2.07% and 2.73%, respectively.  At September 29, 2009, the Company had $124.0 million outstanding under the credit facility and $122.0 million of availability, net of $4.0 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits the Company to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of the Company’s consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent the Company from complying with its financial covenants.  The Company was in compliance with all covenants as of September 29, 2009.

(4)   Derivative and Hedging Activities

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under FASB ASC 815, Derivatives and Hedging (“ASC 815”).  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations of interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company’s counterparty in the interest rate swaps is J.P. Morgan Chase, N.A.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of the Company’s common stock.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

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

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance	Derivative Assets		Derivative Liabilities
	Sheet Location	September 29, 2009	December 30, 2008	September 29, 2009	December 30, 2008

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$816	$2,704

Total Derivative Contracts		$—	$—	$816	$2,704

(1)          Derivative assets and liabilities are included in fair value of derivative financial instruments on the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the 39 weeks ended September 29, 2009 and September 23, 2008:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective	Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2009	2008	Income	2009	2008	portion)	2009	2008

Interest rate swaps	$1,203	$—	—	$—	$—	—	$—	$—

(5)           Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative, nongovernmental U.S. generally accepted accounting principle (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.  The Codification is effective for interim and annual periods ending after September 15, 2009 (the Company’s fiscal 2009 third quarter) and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 29, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 29, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature.

Fair Value of Financial Instruments

(Included in ASC 825, “Financial Instruments”, previously FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”)

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

Subsequent Events

(Included in ASC 855, “Subsequent Events”, previously SFAS No. 165, “Subsequent Events”)

SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim or annual periods ending after

June 15, 2009 (the Company’s fiscal 2009 second quarter).  The adoption of SFAS 165 did not materially impact the Company.  The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810, “Consolidation”, previously SFAS 167, “Amendments to FASB Interpretation No. 46(R)”)

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

(6)           Commitments and Contingencies

The estimated cost of completing capital project commitments at September 29, 2009 and December 30, 2008 was approximately $17.9 million and $34.0 million, respectively.

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

(7)   Related Party Transactions

The Longview, Texas restaurant leases the land and restaurant building from an entity controlled by Steven L. Ortiz, the Company’s Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $16,000 per month and will increase by 5% on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $50,000 for each of the 13 week periods ended September 29, 2009 and September 23, 2008.   For the 39 weeks ended September 29, 2009 and September 23, 2008, rent payments were $0.1 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.  Rent is approximately $15,000 per month for the first five years of the lease and escalates 10% each five year period during the term.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $45,000 for each of the 13 week periods ended September 29, 2009 and September 23, 2008.  For the 39 weeks ended September 29, 2009 and September 23, 2008, rent payments were $0.1 million.

The Company has 14 franchise and license restaurants owned, in whole or part, by certain officers, directors or 5% shareholders of the Company at September 29, 2009 and September 23, 2008. These entities paid the Company fees of approximately $0.5 million during each of the 13 week periods ended September 29, 2009 and September 23, 2008, respectively.  For the 39 weeks ended September 29, 2009 and September 23, 2008, these entities paid the Company fees of $1.5 million and $1.6 million, respectively.  As disclosed in note 6, the Company is contingently liable on leases which are related to three of these restaurants.

(8)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options, RSUs and restricted stock awards outstanding from the Plan as discussed in note 2.  For the 13 and 39 weeks ended September 29, 2009, options to purchase 2,841,558 and 3,057,085 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the 13 and 39 weeks ended September 23, 2008, options to purchase 3,721,689 and 3,251,267  shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$10,695	$8,644	$38,770	$32,029

Basic EPS:
Weighted-average common shares outstanding	70,204	71,947	69,847	73,649

Basic EPS	$0.15	$0.12	$0.56	$0.43

Diluted EPS:
Weighted-average common shares outstanding	70,204	71,947	69,847	73,649
Dilutive effect of stock options and restricted stock	1,346	1,356	1,304	1,593
Shares – diluted	71,550	73,303	71,151	75,242

Diluted EPS	$0.15	$0.12	$0.54	$0.43

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

The purchase price has been allocated as follows:

Current assets	$20
Property and equipment, net	204
Goodwill	1,069
Intangible asset	270
Current liabilities	(120)

$1,443

If the acquisition had been completed as of the beginning of the year ended December 30, 2008, pro forma revenue, net income and earnings per share would have been as follows:

	13 Weeks Ended	39 Weeks Ended
	September 23, 2008	September 23, 2008

Revenue	$218,503	$648,884
Net income	$8,593	$32,050
Basic EPS	$0.12	$0.44
Diluted EPS	$0.12	$0.43

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

The intangible asset of $0.3 million has a weighted-average life of approximately 15 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreement including renewals.  The Company recorded amortization expense relating to the intangible asset of approximately $4,300 and $13,000 for the 13 and 39 weeks ended September 29, 2009, respectively.  The Company expects the annual expense for each of the next five years to be approximately $17,000.

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

$8,390

If the acquisitions had been completed as of the beginning of the year ended December 30, 2008, pro forma revenue, net income and earnings per share would have been as follows:

	13 Weeks Ended	39 Weeks Ended
	September 23, 2008	September 23, 2008

Revenue	$219,758	$662,563
Net income	$8,499	$31,739
Basic EPS	$0.12	$0.43
Diluted EPS	$0.12	$0.42

As a result of these acquisitions, the Company incurred a charge of $0.1 million and recorded an intangible asset relating to certain reacquired franchise rights of $3.5 million in accordance with EITF 04-1.

The intangible asset of $3.5 million has a weighted-average life of approximately 13 years.  When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals.  The remaining terms ranged from 10 to 19 years.  The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million and $0.2 million for the 13 and 39 weeks ended September 29, 2009, respectively.  The Company expects the annual expense for each of the next five years to be $0.3 million.

(10)  Fair Value Measurement

The following table presents the fair values for the Company’s financial assets and liabilities measured on a recurring basis as of September 29, 2009:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(816)	$—	$(816)	$—
Deferred compensation plan – assets	3,112	3,112	—	—
Deferred compensation plan - liabilities	(3,084)	(3,084)	—	—

Total	$(788)	$28	$(816)	$—

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration. See note 4 for discussion of the Company’s interest rate swaps.

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the “Deferred Compensation Plan”) is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Company reports the accounts of the rabbi trust in its condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense on the condensed consolidated statements of income.

The following table presents the fair values for the Company’s financial assets and liabilities measured on a nonrecurring basis as of September 29, 2009:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held for sale	$1,598	$—	$1,598	$—

Total	$1,598	$—	$1,598	$—

Long-lived assets held for sale including land and buildings and are valued using Level 2 inputs, primarily an independent third party appraisal.  These assets are included in Property and equipment in the Company’s condensed consolidated balance sheets as the Company does not expect to sell these assets in the next 12 months.  Costs to market and/or sell the assets are factored into the estimates of fair value.  During the 13 weeks ended September 29, 2009,  long-lived assets held for sale with a carrying amount of $2.0 million were written down to their fair value of $1.6 million, resulting in a loss of $0.4 million, which is included in Impairment and closure in the Company’s condensed consolidated statements of income.

At September 29, 2009 and December 30, 2008, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for the Company’s debt are as follows:

	September 29, 2009		December 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$2,069	$2,658	$2,194	$2,866
Revolver	124,000	124,000	130,000	130,000

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

For the 13 and 39 weeks ended September 29, 2009, the Company did not repurchase any shares of its Class A common stock.  For the 13 weeks ended September 23, 2008 the Company paid approximately $37.4 million to repurchase and retire 4,080,707 shares at an average price of $9.17 per share.   For the 39 weeks ended September 23, 2008, the Company paid approximately $52.5 million to repurchase and retire 5,704,907 shares at an average price of $9.20 per share.

(12)  Subsequent Events

On September 30, 2009, pursuant to a provision in the Company’s Amended and Restated Certificate of Incorporation (the “Certificate”), each share of the Company’s Class B Common Stock converted (the “Conversion”) automatically into one share of the Company’s Class A Common Stock.  Prior to the Conversion, our founder and chairman, W. Kent Taylor, beneficially owned all of the Company’s Class B common stock.  The Class B common stock had ten votes per share, while the Class A common stock has one vote per share.  Immediately following the Conversion, and also pursuant to the Certificate, the Company’s Class A Common Stock was redesignated as “Common Stock”.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 29, 2009, there were 326 Texas Roadhouse restaurants operating in 46 states, including:

• 255 “company restaurants,” of which 245 were wholly-owned and 10 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income.

• 71 “franchise restaurants,” of which 68 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 21 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in eight of the 10 majority-owned company restaurants, and (ii) 63 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 29, 2009 and September 23, 2008 are referred to as Q3 2009 and Q3 2008, respectively, and the 39 weeks ended September 29, 2009 and September 23, 2008 are referred to as 2009 YTD and 2008 YTD, respectively.

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

Stock Repurchase Program.  We continue to look at opportunities to repurchase our Class A common stock at favorable market prices under our stock repurchase program.  Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our Class A common stock.  As of September 29, 2009, $18.2 million worth of Class A common stock remains authorized for repurchase.

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

Impairment and closure costs.  Impairment and closure costs include any impairment of long-lived assets associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset and expenses associated with the closure of a restaurant.  Closure costs also include any gains or losses associated with the sale of a closed restaurant and/or assets held for sale.

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

Equity Income from Unconsolidated Affiliates.   We own a 5.0% to 10.0% equity interest in 21 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at September 29, 2009 and September 23, 2008 included ten majority-owned restaurants, all of which were open.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 29, 2009		September 23, 2008		September 29, 2009		September 23, 2008
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	224,417	99.1	215,739	99.1	708,808	99.1	639,137	98.9
Franchise royalties and fees	2,050	0.9	1,996	0.9	6,155	0.9	7,132	1.1

Total revenue	226,467	100.0	217,735	100.0	714,963	100.0	646,259	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	74,489	33.2	76,845	35.6	237,844	33.6	225,205	35.2
Labor	67,630	30.1	63,750	29.5	210,203	29.7	183,996	28.8
Rent	5,029	2.2	4,248	2.0	14,870	2.1	11,138	1.7
Other operating	38,778	17.3	36,772	17.0	119,450	16.9	105,368	16.5
(As a percentage of total revenue)
Pre-opening	1,194	0.5	2,935	1.3	4,411	0.6	8,973	1.4
Depreciation and amortization	10,395	4.6	9,444	4.3	31,482	4.4	27,056	4.2
Impairment and closure	(201)	NM	43	NM	(273)	NM	777	0.1
General and administrative	11,872	5.2	10,277	4.7	35,918	5.0	32,585	5.0

Total costs and expenses	209,186	92.4	204,314	93.8	653,905	91.5	595,098	92.1
Income from operations	17,281	7.6	13,421	6.2	61,058	8.5	51,161	7.9
Interest expense, net	784	0.3	974	0.4	2,517	0.4	2,336	0.4
Equity income from investments in unconsolidated affiliates	(36)	NM	(45)	NM	(185)	NM	(184)	NM

Income before taxes	16,533	7.3	12,492	5.7	58,726	8.2	49,009	7.6
Provision for income taxes	5,431	2.4	3,906	1.8	18,582	2.6	16,498	2.5
Net income including noncontrolling interests	11,102	4.9	8,586	3.9	40,144	5.6	32,511	5.1
Net income (loss) attributable to noncontrolling interests	407	0.2	(58)	NM	1,374	0.2	482	0.1
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	10,695	4.7	8,644	4.0	38,770	5.4	32,029	5.0

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 30, 2008	245	69	314
Openings	12	3	15
Acquisitions (Dispositions)	—	—	—
Closures	(2)	(1)	(3)

Balance at September 29, 2009	255	71	326

Q3 2009 (13 weeks) Compared to Q3 2008 (13 weeks) and 2009 YTD (39 weeks) Compared to 2008 YTD (39 weeks)

Restaurant Sales.   Restaurant sales increased by 4.0% in Q3 2009 as compared to Q3 2008 and by 10.9% in 2009 YTD compared to 2008 YTD.  These increases were attributable to the opening of new restaurants and the acquisitions of franchise restaurants in fiscal 2008, partially offset by a decrease in comparable restaurant sales and average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	Q3 2009	Q3 2008	2009 YTD	2008 YTD

Store weeks	3,331	3,000	9,893	8,472
Comparable restaurant sales growth	(4.6)%	(3.2)%	(3.0)%	(1.5)%
Average unit volume (in thousands)	$874	$927	$2,792	$2,920

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

On September 24, 2008, we acquired one franchise restaurant, which is expected to have no significant net revenue or accretive impact on an on-going annual basis.  In Q3 2009 and 2009 YTD, restaurant sales included $0.8 million and $2.8 million from the acquired franchise restaurant.

Franchise Royalties and Fees.   Franchise royalties and fees increased slightly by $0.1 million, or by 2.7%, in Q3 2009 from Q3 2008 and decreased by $1.0 million, or by 13.7%, in 2009 YTD from 2008 YTD.  The slight increase in Q3 2009 was primarily attributable to new franchise restaurants in 2009 YTD and increasing royalty rates and franchise fees in conjunction with the renewal of certain franchise agreements, partially offset by the reduction of royalties in several restaurants and a decrease in average unit volumes.  The decrease in 2009 YTD was primarily attributable to the loss of royalties associated with the acquisition of 13 franchise restaurants in 2008, the reduction of royalties in several restaurants and a decrease in average unit volumes.  This decrease was partially offset by new franchise restaurants in 2009 YTD and increasing royalty rates and franchise fees in conjunction with the renewal of certain franchise agreements.  The acquired franchise restaurants generated approximately $0.1 million and $0.8 million in franchise royalties in Q3 2008 and 2008 YTD, respectively.  Franchise comparable restaurant sales decreased 3.6% and 3.0% in Q3 2009 and 2009 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 33.2% in Q3 2009 from 35.6% in Q3 2008 and to 33.6% in 2009 YTD from 35.2% in 2008 YTD.  These decreases were primarily attributable to the benefit of lower beef, dairy and produce costs and menu price increases discussed above, partially offset by higher commodity costs on chicken and food items such as wheat and oil-based ingredients.  Through the second quarter of 2009, we had fixed price contracts for 90% of our beef product volume with the remainder subject to fluctuating market prices.  During the third quarter of 2009, we locked in the 10% remainder and currently have fixed price contracts on 100% of our beef product volume.  We expect commodity cost deflation of approximately 2.5-3.0% in 2009.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 30.1% in Q3 2009 from 29.5% in Q3 2008 and to 29.7% in 2009 YTD from 28.8% in 2008 YTD.  These increases were primarily attributable to a decrease in average unit volumes combined with higher average wage rates, higher payroll tax expense as a result of state unemployment rate changes that occurred in the first quarter of 2009, and higher workers’ compensation expense due to changes in our claims development history.  These increases were partially offset by menu price increases discussed above.  Based on our most recent actuarial analysis received at the end of Q3 2009, workers’ compensation expense increased in Q3 2009 by $0.3 million as compared to a decrease in Q3 2008 of $0.1 million.  Higher average hourly wage rates resulted from several state-mandated increases in minimum and tip wage rates throughout 2008 and 2009, including increases in federal minimum wage rate in July 2008 and July 2009.  We anticipate our labor costs will continue to be pressured by inflation.  These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, increased to 2.2% in Q3 2009 from 2.0% in Q3 2008 and increased to 2.1% in 2009 YTD from 1.7% in 2008 YTD.  These increases were primarily attributable to a decrease in average unit volumes, combined with rent expense associated with the franchise restaurants acquired in 2008 and the restaurants opened in 2009 YTD and fiscal 2008, as we are leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, increased to 17.3% in Q3 2009 from 17.0% in Q3 2008 and to 16.9% in 2009 YTD from 16.5% in 2008 YTD.  These increases were primarily attributable to a reduction in the impact of favorable general liability insurance claims experience, higher costs for repairs and maintenance, managing partner and market partner bonuses, property taxes and credit card charges, as a percentage of restaurant sales, and a decrease in average unit volumes,  partially offset by lower utilities.  During Q3 2009, a $0.2 million adjustment made to general liability insurance expense due to favorable general liability claims experience based on our most recent quarterly actuarial analysis was lower than a $0.9 million adjustment made in Q3 2008.  Managing partner and market partner bonus expense was higher in Q3 2009 and 2009 YTD as a result of improved restaurant margins.

Restaurant Pre-opening Expenses.   Pre-opening expenses decreased to $1.2 million in Q3 2009 from $2.9 million in Q3 2008 and decreased to $4.4 million in 2009 YTD from $9.0 million in 2008 YTD.  These decreases were primarily attributable to fewer openings and fewer restaurants being in the development pipeline in 2009 compared to 2008.  In fiscal 2009, we have reduced our planned Company-owned restaurant openings to approximately 17 restaurants, 12 of which opened in 2009 YTD, compared to 29 restaurants opened in fiscal 2008, 23 of which opened during 2008 YTD.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, increased to 4.6% in Q3 2009 from 4.3% in Q3 2008 and to 4.4% in 2009 YTD from 4.2% in 2008 YTD.  These increases were primarily attributable to higher construction costs and other capital spending on new restaurants and a decrease in average unit volumes, partially offset by lower depreciation expense on older restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses decreased to ($0.2) million in Q3 2009 compared to $43,000 in Q3 2008.  Impairment and closure expenses decreased to ($0.3) million in 2009 YTD compared to $0.8 million in 2008 YTD.  We recorded a gain of $0.6 million in Q3 2009 due to the sale of a restaurant closed during Q3 2009.  Additionally, we recorded $0.4 million in Q3 2009 due to charges incurred in conjunction with the closure of a second restaurant in Q3 2009.  In the first quarter of 2008, we recorded $0.7 million due to lease reserve and other charges incurred in conjunction with the closure of a restaurant in Q1 2008.  The lease associated with this restaurant was favorably settled in the second quarter of 2009.

General and Administrative Expenses.  G&A, as a percentage of total revenue, increased to 5.2% in Q3 2009 from 4.7% in Q3 2008 and remained the same at 5.0% in 2009 YTD compared to 2008 YTD.  The increase in Q3 2009 was primarily attributable to higher performance-based bonus expense for executive and other support center employees, partially offset by lower abandoned site costs and the leveraging of costs due to revenue growth.  In 2009 YTD, higher performance-based bonus expense was offset by the lower abandoned site costs and the leveraging of costs due to revenue growth.  Bonus expense was $1.9 million and $2.3 million higher in Q3 2009 and 2009 YTD, respectively, for two reasons.  First, additional bonus expense of $1.2 million and $1.6 million was recorded in Q3 2009 and 2009 YTD, respectively in anticipation of exceeding our bonus targets for fiscal 2009.  Second, in Q3 2008 and 2008 YTD, bonus expense was lower by $0.7 million due to no profit portion of bonus being earned in Q3 2008.  For the remainder of 2009, we expect bonus expense to be $1.0 - $1.5 million higher than the same period in 2008 as a result of not meeting our bonus targets in fiscal 2008 and exceeding our targets for fiscal 2009.  Abandoned site costs were $0.3 million higher in Q3 2008 as a result of cutting back our planned openings for 2009.

Interest Expense, Net.   Interest expense decreased to $0.8 million in Q3 2009 from $1.0 million in Q3 2008 and increased to $2.5 million in 2009 YTD from $2.3 million in 2008 YTD.  The decrease in Q3 2009 was primarily attributable to lower interest rates, partially offset by lower interest income and capitalized interest.   The increase in 2009 YTD was primarily attributable to lower interest income and capitalized interest and increased borrowings under our credit facility, partially offset by lower interest rates.  Lower interest income and capitalized interest were primarily due to lower interest rates and slower restaurant development in 2009 YTD compared to 2008 YTD.  For 2009 YTD, the increased borrowings were primarily related to cash spent on stock repurchases and franchise restaurant acquisitions during 2008.

Income Tax Expense.   We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740,  Income Taxes (“ASC 740”).  Our effective tax rate increased to 33.7% in Q3 2009 from 31.1% in Q3 2008 and decreased to 32.4% in 2009 YTD from 34.0% in 2008 YTD.  The increase in Q3 2009 was primarily attributable to lower federal tax credits, such as FICA tip credit and Work Opportunity Tax credits, as a percentage of net income before income tax, partially offset by lower non-deductible stock compensation expense.  The decrease in 2009 YTD was primarily attributable to lower non-deductible stock compensation expense and higher federal tax credits, as a percentage of net income before income tax.  We expect the effective tax rate to be approximately 32.4% for fiscal 2009.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
	September 29, 2009	September 23, 2008

Net cash provided by operating activities	$68,296	$58,250
Net cash used in investing activities	(32,460)	(93,529)
Net cash (used in)/provided by financing activities	(5,261)	37,434

Net increase in cash and cash equivalents	$30,575	$2,155

Net cash provided by operating activities was $68.3 million in 2009 YTD compared to $58.3 million in 2008 YTD.  This increase was primarily due to higher net income and depreciation, as a result of opening new restaurants, and deferred income taxes, partially offset by a $7.1 million reduction in the source of cash from accounts receivable, along with other decreases in working capital.  The $7.1 million reduction in the source of cash from accounts receivable was driven by timing issues related to credit card settlements.  Our fiscal year 2007 ended on a bank holiday, therefore we had a larger than normal amount of credit card settlements in accounts receivable at the end of 2007, which were subsequently received during the first quarter of 2008.

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

Net cash used in investing activities was $32.5 million in 2009 YTD compared to $93.5 million in 2008 YTD.  This decrease was due to fewer restaurants in the development pipeline in Q3 2009, along with the $16.9 million use of cash associated with franchise acquisitions in 2008 YTD.  In fiscal 2009, we have reduced our planned Company-owned restaurant openings to approximately 17 restaurants, 12 of which opened in 2009 YTD, compared to 29 restaurants opened in fiscal 2008, 23 of which opened during 2008 YTD.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 29, 2009, 114 of the 255 company restaurants had been developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2009, we expect our capital expenditures to be approximately $50.0 million to $55.0 million, substantially all of which will relate to planned restaurant openings.  This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and funds available under our credit facility.  For 2009, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to increase our cash balance and/or repay borrowings under our credit facility.

Net cash used in financing activities was $5.3 million in 2009 YTD as compared to net cash provided by financing activities of $37.4 million in 2008 YTD.  This decrease was primarily due to decreased borrowings under our credit facility, offset by stock repurchases of $52.6 million in 2008 YTD.  The borrowings in 2008 were made in conjunction with stock repurchases in fiscal 2008, the acquisition of three franchise restaurants in the second quarter of 2008 and the acquisition of nine franchise restaurants in the third quarter of 2009.

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

In 2009 YTD, we paid distributions of $1.7 million to equity holders of seven of our majority-owned company restaurants.  Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business, including the repayment of indebtedness and possible stock repurchases.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at September 29, 2009 and December 30, 2008 was 2.07% and 2.73%, respectively.  The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 29, 2009.

At September 29, 2009, we had $124.0 million of outstanding borrowings under our credit facility and $122.0 million of availability net of $4.0 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $2.1 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at September 29, 2009 was 2.21%.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 29, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$126,069	$162	$381	$124,470	$1,056
Capital lease obligations	414	78	182	154	—
Interest (1)	1,236	251	418	288	279
Operating lease obligations	206,618	19,397	38,864	38,034	110,323
Capital obligations	17,912	17,912	—	—	—
Total contractual obligations (2)	$352,249	$37,800	39,845	$162,946	$111,658

(1)          Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of September 29, 2009 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 3 of the condensed consolidated financial statements, can fluctuate daily.

(2)            This amount excludes $0.1 million of unrecognized tax benefits under FASB ASC 740, Income Taxes.

The Company has no material minimum purchase commitments with its vendors that extend beyond a year.  See note 6 to the condensed consolidated financial statements for details of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off-balance sheet arrangements.

Guarantees

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT prior to our granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but we remain contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease expires in May 2014, the Everett lease expires in February 2018, the Montgomeryville lease expires in June 2021, the Fargo lease expires in July 2016 and the Logan lease expires in August 2019.  As the fair value of these guarantees is not considered significant, no liability value has been recorded.

Recently Issued Accounting Standards

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative, nongovernmental U.S. generally accepted accounting principle (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.  The Codification is effective for interim and annual periods ending after September 15, 2009 (our fiscal 2009 third quarter) and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 29, 2009.

As a result of our implementation of the Codification during the quarter ended September 29, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature.

Fair Value of Financial Instruments

(Included in ASC 825, “Financial Instruments”, previously FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”)

FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2009 second quarter).  The adoption of FSP FAS 107-1 did not have a material impact on the our consolidated financial position, results of operations or cash flows.

Subsequent Events

(Included in ASC 855, “Subsequent Events”, previously SFAS No. 165, “Subsequent Events”)

SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009 (our fiscal 2009 second quarter).  The adoption of SFAS 165 did not materially impact us.  We have performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810, “Consolidation”, previously SFAS 167, “Amendments to FASB Interpretation No. 46(R)”)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.  At September 29, 2009 there was $124.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR.   Our various other notes payable totaled $2.1 million at September 29, 2009 and had fixed rates ranging from 10.46%  to 10.80%.  Should interest rates on our variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.2 million.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as Avian Flu, SARS and H1N1.  To the extent that a virus is food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product.  To the extent that a virus is transmitted by human-to-human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any one of which could adversely affect our business.

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

No purchases of our common stock were made by us during the 39 weeks ended September 29, 2009.  The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Fourth Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated July 22, 2009 between Paragon Centre Holdings LLC and Texas Roadhouse Holdings LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: November 6, 2009	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: November 6, 2009	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)