Form 10-K
period 2009-12-29
Texas Roadhouse, Inc.
filed 2010-02-26
CIK 1289460

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2009
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

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒.

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 30, 2009 was $548,134,383 based on the closing stock price of $10.91. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

          The number of shares of common stock outstanding were 70,677,226 on February 25, 2010.

          Portions of the registrant's definitive Proxy Statement for the registrant's 2010 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 29, 2009, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

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

  •
  our ability to increase and maintain sales and profits at our existing restaurants;

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

  •
  risks associated with partnering with franchisees or other investment partners in international markets with whom we have no prior history and whose interests may not align with ours;

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

General Development of Business

        Texas Roadhouse is a growing, moderately priced, full-service, casual dining restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 29, 2009, we owned and operated 261 restaurants in 43 states and franchised and licensed an additional 70 restaurants in 24 states. Of the 261 restaurants we owned and operated at the end of 2009, 260 operated as Texas Roadhouse restaurants, while one operated under the name of Aspen Creek. The majority of our restaurant growth in 2010 will be Texas Roadhouse restaurants; however, we plan to open two to three additional Aspen Creek restaurants as we continue testing the viability of the concept.

        Over the past five years, the total number of company and franchise restaurants increased from 193 restaurants as of the end of 2004 to 331 restaurants as of the end of 2009, representing an 11.4% compounded annual growth rate. Over the same period, our revenue increased from $363.0 million to $942.3 million, our income from operations increased from $38.7 million to $75.9 million, and our net income increased from $21.7 million to $47.5 million, representing compounded annual growth rates of 21.0%, 14.4% and 17.0%, respectively.

Financial Information about Operating Segments

        As of December 29, 2009, we operated 261 restaurants, each as a single operating segment, and franchised and licensed an additional 70 restaurants. The restaurants operate exclusively in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment.

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

  •
  Offering attractive price points.  We offer our food and beverages at moderate price points that are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest's budget and value expectations. For example, our steak entrées, which include the choice of two side items, generally range from $8.99 for our 6-ounce sirloin to $20.99 for our 18-ounce T-bone. The per guest average check for the restaurants we owned and operated in 2009 was approximately $14.64. Per guest average check represents restaurant sales divided by the number of guests served. We considered each sale of an entrée to be a single guest served. Our per guest average check is highly influenced by our weekday dinner only focus.

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

Unit Prototype and Economics

        We design our restaurant prototypes to provide a relaxed atmosphere and maximize restaurant sales. Our current prototypical restaurants consist of a freestanding building with approximately 6,700 to 7,200 square feet of space constructed on sites of approximately 1.7 to 2.0 acres or retail pad sites, with seating at approximately 56 to 60 tables for a total of 235 to 275 guests, including 15 bar seats, and parking for approximately 150 vehicles. Our current prototypes are adaptable to in-line and end cap locations such as spaces within an enclosed mall or a shopping center.

        As of December 29, 2009, we leased 144 properties and owned 117 properties. Our 2009 average unit volume was $3.7 million. The time required for a new restaurant to reach a steady level of cash flow is approximately three to six months. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, the scope of any required site work, type of construction labor (union or non-union), local permitting requirements, the cost of liquor and other licenses and hook-up fees and geographical location. For 2009, the average capital investment for restaurants developed was $4.1 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$951,000	$530,000	$1,250,000
Building(2)	1,750,000	1,190,000	2,520,000
Furniture and Equipment	920,000	855,000	1,145,000
Pre-opening costs	427,000	339,000	512,000
Other(3)	27,000	—	300,000

Total	$4,075,000	$2,914,000	$5,727,000

(1)
Represents the average cost for land acquisitions or 10x's initial base rent in the event the land is leased.

(2)
Includes site work costs.

(3)
Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

For 2010, we expect our average capital investment to decrease to a range of $3.6 million to $3.9 million, as a result of building design modifications and lower site work costs, as landlords are becoming responsible for a higher portion of certain of these costs.

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

Existing Restaurant Locations

        As of December 29, 2009, we had 261 company restaurants and 70 franchise restaurants in 46 states as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	4	—	4
Arizona	10	—	10
Arkansas	2	—	2
California	—	4	4
Colorado	12	1	13
Connecticut	2	—	2
Delaware	2	1	3
Florida	6	4	10
Georgia	2	7	9

	Number of Restaurants
	Company	Franchise	Total
Idaho	3	—	3
Illinois	7	2	9
Indiana	12	8	20
Iowa	6	—	6
Kansas	2	1	3
Kentucky	8	2	10
Louisiana	6	1	7
Maine	3	—	3
Maryland	2	4	6
Massachusetts	7	1	8
Michigan	8	3	11
Minnesota	1	—	1
Mississippi	1	—	1
Missouri	7	—	7
Montana	—	1	1
Nebraska	2	1	3
Nevada	1	—	1
New Hampshire	2	—	2
New Jersey	2	—	2
New Mexico	2	—	2
New York	7	—	7
North Carolina	13	—	13
North Dakota	2	1	3
Ohio	16	4	20
Oklahoma	5	—	5
Pennsylvania	14	5	19
Rhode Island	2	—	2
South Carolina	—	6	6
South Dakota	1	—	1
Tennessee	10	2	12
Texas	45	4	49
Utah	6	1	7
Vermont	1	—	1
Virginia	8	—	8
West Virginia	1	2	3
Wisconsin	7	4	11
Wyoming	1	—	1

Total	261	70	331

Food

        Menu.    Texas Roadhouse restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. Our dinner entrée prices generally range from $8.99 to $20.99, with at least 15 dinners priced under $10.00. We offer a broad assortment of specially seasoned and aged steaks, including 6, 8, 11 and 16 oz. Sirloins; 10, 12 and 16 oz. Rib-eyes; 6 and 8 oz. Filets; Prime Rib; and T-Bones, most of which are hand-cut daily on the premises and cooked over open gas-fired grills. We also offer our guests a selection of fish, seafood, chicken, pork chops, ribs, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include made-from-scratch yeast rolls and most include two of the following made-from-scratch sides: baked potato, sweet potato, steak fries, mashed potatoes, house or Caesar salad, green beans, chili, seasoned rice, baked beans and steamed vegetables. Our menu allows guests to customize their meals by ordering steaks that are "smothered" either in cheese, onions, gravy or mushrooms and baked potatoes "loaded" with cheese and bacon. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Chicken Critters®" (chicken tenders). We also provide a "12 & Under" menu for children that includes a sirloin steak, rib basket, Jr. Chicken Critters, cheeseburger, hot dog and macaroni and cheese, all served with one side item and a beverage at prices generally between $2.99 and $7.99.

        Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer. Managing partners are encouraged to tailor their beer selection to include regional and local brands. We serve a selection of major brands of liquor and wine as well as margaritas. Alcoholic beverages accounted for 10.7% of restaurant sales at Texas Roadhouse in fiscal 2009.

        We have maintained a fairly consistent menu over time, with a selection of approximately 60 menu items. We continually review our menu to consider enhancements to existing menu items or the introduction of new items. We change our menu only after guest feedback and an extensive study of the operational and economic implications. To maintain our high levels of food quality and service, we generally remove one menu item for every new menu item introduced so as to facilitate our ability to execute high quality meals on a focused range of menu items.

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

        We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in all Texas Roadhouse restaurants for the purpose of reinforcing the uniformity of recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. The team currently consists of over 30 product coaches, supporting all restaurants system-wide.

        Food safety is of utmost importance to Texas Roadhouse. We currently utilize several programs to help ensure adherence to proper food preparation procedures and food safety standards. Texas Roadhouse has a Food Safety coordinator whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to promote compliance with food safety guidelines. Where required, food items purchased from qualified vendors have been inspected by reputable, outside inspection services confirming that the vendor is compliant with FDA and USDA guidelines.

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

Service

        Guest Satisfaction.    Through the use of guest surveys, our website "texasroadhouse.com," a toll-free guest response telephone line and personal interaction in the restaurant, we receive valuable feedback from guests. Additionally, we employ an outside service to administer a "Secret Shopper" program whereby trained individuals periodically dine and comprehensively evaluate the guest experience at each of our restaurants. Particular attention is given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. The resulting reports are used for follow up training feedback to both staff and management.

        Atmosphere.    The atmosphere of Texas Roadhouse restaurants is intended to appeal to broad segments of the population, children, families, couples, adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere, featuring an exterior of rough-hewn cedar siding and corrugated metal. The interiors feature pine floors and stained concrete and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display-baking area where our made-from-scratch yeast rolls are prepared and a meat cooler displaying fresh cut steaks, and may wait for seating in either a spacious, comfortable waiting area or a southwestern style bar. While waiting for a table, guests can enjoy complimentary roasted in-shell peanuts. Immediately upon being seated at a table, guests can enjoy made-from-scratch yeast rolls along with roasted in-shell peanuts.

People

        Management and Employees.    Each of our restaurants is generally staffed with one managing partner, one kitchen manager and one service manager, and, in many cases, one or more additional assistant managers and/or key employees. The managing partner of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant and is responsible for maintaining the standards of quality and performance we establish. We use market partners to supervise the operation of our restaurants including the continuing development of each restaurant's management team. Generally, each market partner has supervisory responsibilities for up to 12 to 15 restaurants. Through regular visits to the restaurants, the market partners ensure adherence to all aspects of our concept, strategy and standards of quality. To further assure adherence to our standards of quality and to achieve uniform execution throughout the system, we employ product coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food quality. The attentive service and high quality food, which results from each restaurant having a managing partner, two to three managers and the hands-on assistance of a product coach, are critical to our success.

        Training and Development.    All restaurant employees are required to complete varying degrees of training before and during employment. Our detailed training program emphasizes our operating strategy, procedures and standards and is conducted individually at Texas Roadhouse restaurants and in groups in Louisville, Kentucky.

        Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum four to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management team members are required to complete a comprehensive training program of up to 17 weeks, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by either the market partner, product coach or a training manager.

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

Restaurant Franchise Arrangements

        Franchise Restaurants.    As of December 29, 2009, we had 18 franchisees that operated 70 restaurants in 24 states. Franchise rights have been granted for specific restaurants, and we have not granted any rights to develop a territory. Approximately 76% of our franchise restaurants are operated by eight franchisees. No franchisee operates more than 16 restaurants.

        While we currently do not have any international franchise agreements, the terms of an international franchise agreement may differ from the terms of our standard domestic franchise agreement. Our standard domestic franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of franchise agreement requires the franchisee to pay a royalty fee of 4.0% of gross sales. The royalty fee varies depending on when the agreements were entered into and range from 2.0% of gross sales to the current 4.0% fee. We may, at our discretion, waive or reduce the royalty fee on a temporary or permanent basis. "Gross sales" means the total selling price of all services and products related to the restaurant. Gross sales do not include:

  •
  employee discounts or other discounts;

  •
  tips or gratuities paid directly to employees by guests;

  •
  any federal, state, municipal or other sales, value added or retailer's excise taxes; or

  •
  adjustments for net returns on salable goods and discounts allowed to guests on sales.

        Domestic franchisees are currently required to pay 0.3% of gross sales to a national advertising and marketing fund for the development of advertising materials, system-wide promotions and related marketing efforts. We have the ability under our agreements to increase the required national advertising and marketing fund contribution up to 2.5% of gross sales. We may also charge a marketing fee of 0.5% of gross sales, which we may use for market research and to develop system-wide promotional and advertising materials. A franchisee's total required advertising contribution or spending will not be more than 3.0% of gross sales.

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

        Our standard domestic franchise agreement gives us the right, but not the obligation, to compel a franchisee to transfer its assets to us in exchange for shares of our stock, or to convert its equity interests into shares of our stock. The amount of shares that a franchisee would receive is based on a formula that is included in the franchise agreement.

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

        To continuously improve our communications with franchisees and the consistency of the brand, we maintain a business development council that includes representatives of our franchisees, company operations personnel and vendors. The council's functions are advisory. Its members review and comment on proposed advertising campaigns and materials and budget expenditures, as well as operational initiatives. Our regional market partners also provide support to our franchise restaurant operators.

        Management Services.    We provide management services to 21 of the franchise restaurants in which we or our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services through outside sources on a pass-through cost basis. We also provide restaurant employees on a pass-through cost basis to three franchise restaurants in which we or our founder have an ownership interest. In addition, we receive a monthly fee from four franchise restaurants for providing payroll and accounting services.

Management Information Systems and Restaurant Reporting

        All of our company restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, period, quarter and year-to-date basis and beyond, on a company-wide, regional or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provides a detailed analysis of sales and costs, and which are compared both to the restaurant-prepared reports and to prior periods. We have satellite technology at the restaurant level, which serves as a high-speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processor.

Competition

        According to the National Restaurant Association, or NRA, restaurant industry sales in 2010 will represent approximately 4.0% of the United States' gross domestic product. The NRA also forecasts that restaurant industry sales will reach $580 billion in 2010 and will encompass approximately 945,000 restaurants.

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

Trademarks

        Our registered trademarks and service marks include, among others, the marks Texas Roadhouse® and our stylized logo. We have registered all of our significant marks with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 21 foreign jurisdictions including the European Union. To better protect our brand, we have also registered the Internet domain name "www.texasroadhouse.com." We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept.

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

        In 2009, the sale of alcoholic beverages accounted for 10.7% of our restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

        Our restaurant operations are also subject to federal and state laws governing such matters as the minimum hourly wage, minimum tipped wage, unemployment tax rates, sales tax and similar matters, over which we have no control. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage (which currently is $7.25 per hour) or federal tipped wage (which currently is $2.13 per hour). In addition, numerous states in which we operate have passed legislation governing the applicable state minimum hourly and/or tipped wage. Further planned and unplanned increases in federal and/or state minimum hourly and tipped wages or state unemployment tax rates will increase our labor costs.

Seasonality

        Our business is subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year.

Employees

        As of December 29, 2009, we employed approximately 31,000 people, of whom 345 were executive and administrative personnel, 1,065 were restaurant management personnel and the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

        Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	54	Chairman of the Company, Director
G.J. Hart	52	President, Chief Executive Officer, Director
Steven L. Ortiz	52	Chief Operating Officer
Scott M. Colosi	45	Chief Financial Officer
Sheila C. Brown	57	General Counsel, Corporate Secretary

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

You should not rely on past changes in our average unit volumes or our comparable restaurant sales as an indication of our future results of operations because they may fluctuate significantly.

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

        Our average unit volumes and comparable restaurant sales may not increase at rates achieved in the past. Changes in our average unit volumes and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.

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

Our objective to increase sales and profits at existing restaurants could be adversely affected by macroeconomic conditions.

        During 2010 and possibly beyond, the U.S. and global economies may continue to suffer from a severe downturn in economic activity and remain in a recession. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. We could continue to experience reduced guest traffic or limitations on the prices we can charge for our products, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations.

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

  •
  labor availability and costs for hourly and management personnel including mandated changes in federal and/or state minimum and tip wage rates, state unemployment tax rates, or health benefits;

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

  •
  increases in infrastructure costs;

  •
  fluctuations in commodity prices;

  •
  competitive actions; and

  •
  weather and acts of God;

        Our business is also subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. As a result, our quarterly operating results and comparable restaurant sales may fluctuate as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

If we lose the services of any of our key management personnel, our business could suffer.

        Our future success significantly depends on the continued services and performance of our key management personnel, particularly our executive officers. Our future performance will depend on our ability to motivate and retain these and other key officers and managers, particularly regional market partners, market partners and managing partners. Competition for these employees is intense. The loss of the services of members of our senior management team or other key officers or managers or the inability to attract additional qualified personnel as needed could materially harm our business.

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

        The development of our business may require significant additional capital in the future to, among other things, fund our operations and growth strategy. We may rely on bank financing and also may seek access to the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our outstanding debt. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

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

        We have also entered into other loan agreements with other lenders to finance various restaurants which impose financial covenants that are less restrictive than those imposed by our existing credit facility. A default under these loan agreements could result in a default under our existing credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 29, 2009, we were in compliance with all of our lenders' covenants.

The acquisition of existing restaurants from our franchisees and licensees and other strategic transactions may have unanticipated consequences that could harm our business and our financial condition.

        We plan to opportunistically acquire existing restaurants from our franchisees or licensees over time. Additionally, from time to time, we evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and obtain appropriate financing. Any acquisition or future development that we pursue, whether or not successfully completed, may involve risks, including:

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

        Future acquisitions of existing restaurants from our franchisees or licensees or other strategic partners, which may be accomplished through a cash purchase transaction, the issuance of shares of common stock or a combination of both, could have a dilutive impact on holders of our common stock, and result in the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other tangible and intangible assets, any of which could harm our business and financial condition. The development of additional concepts and/or the entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically. Development rates for newer brands may differ significantly as there is increased risk in the development of a new restaurant concept or system.

Approximately 17% of our company restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

        As of December 29, 2009, we operated a total of 45 company restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

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

        Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices, particularly proteins, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions, food safety concerns, product recalls, global market and trade conditions, and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a moderately priced product, we may not seek to or be able to pass along price increases to our guests. Also, if we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests' menu item selections and guest traffic.

        We currently purchase the majority of our beef from two to four of the largest beef suppliers in the country under annual contracts. If any of these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

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

        Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally. In recent years there has been negative publicity concerning e-coli, hepatitis A, "mad cow," "foot-and-mouth" disease and "bird flu." The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests, resulting in legislation in some jurisdictions which require nutritional information to be disclosed to guests. Nutritional labeling could be enacted in many additional states, counties or cities as well as on a federal level. Nutritional labeling requirements and negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concept or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Health concerns arising from outbreaks of viruses may have an adverse effect on our business.

        The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as Avian Flu, SARS and H1N1. To the extent that a virus is food-borne,

future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. To the extent that a virus is transmitted by human-to-human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any one of which could adversely affect our business

Our business could be adversely affected by increased labor costs or labor shortages.

        Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tip wage, state unemployment rates or employee benefits costs or otherwise, would adversely impact our operating expenses. The federal government and numerous states have enacted legislation resulting in tip and/or minimum wage increases as well as pre-determined future increases. We anticipate that additional legislation will be enacted in future periods, including some legislation regarding health care benefits. Our operating expenses will be adversely affected to the extent that we are not able to offset these costs. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff, to keep pace with our growth strategy. If we are unable to do so, our results of operations may be adversely affected.

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

        In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tip wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, working conditions and sales taxes. A number of factors could adversely affect our operating results, including:

  •
  additional government-imposed increases in minimum and/or tipped wages, overtime pay, paid leaves of absence and mandated health benefits;

  •
  increased tax reporting and tax payment requirements for employees who receive gratuities;

  •
  any failure of our employees to comply with laws and regulations governing citizenship or residency requirements resulting in disruption of our work force and adverse publicity against us;

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

We may incur costs resulting from breaches of security of confidential guest information related to our electronic processing of credit and debit card transactions.

        We accept electronic payment cards for payment in our restaurants. During 2009, approximately 73% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

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

Risks Related to Our Corporate Structure and our Stock Ownership

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

        Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions include, among other things, elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings and "blank check" preferred stock. Blank check preferred stock enables our Board of Directors, without approval of the stockholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board of directors may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board of Directors may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

Properties

        Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 29, 2009, we leased 71,342 square feet. Our leases expire between March 31, 2014 and December 31, 2025. We have an option to renew the leases for an additional five years. Of the 261 company restaurants in operation as of December 29, 2009, we owned 117 locations and leased 144 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	1	4
Arizona	5	5	10
Arkansas	—	2	2
Colorado	7	5	12
Connecticut	—	2	2
Delaware	1	1	2
Florida	2	4	6
Georgia	2	—	2
Idaho	1	2	3
Illinois	2	5	7
Indiana	7	5	12
Iowa	2	4	6
Kansas	2	—	2
Kentucky	4	4	8
Louisiana	1	5	6
Maine	—	3	3
Maryland	—	2	2
Massachusetts	1	6	7
Michigan	3	5	8

State	Owned	Leased	Total
Minnesota	1	—	1
Mississippi	1	—	1
Missouri	2	5	7
Nebraska	—	2	2
Nevada	—	1	1
New Hampshire	2	—	2
New Jersey	—	2	2
New Mexico	1	1	2
New York	3	4	7
North Carolina	5	8	13
North Dakota	—	2	2
Ohio	11	5	16
Oklahoma	2	3	5
Pennsylvania	3	11	14
Rhode Island	—	2	2
South Dakota	1	—	1
Tennessee	—	10	10
Texas	34	11	45
Utah	—	6	6
Vermont	—	1	1
Virginia	3	4	7
West Virginia	1	—	1
Wisconsin	3	5	8
Wyoming	1	—	1

Total	117	144	261

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. The common stock has been quoted on the Nasdaq Global Select Market since October 5, 2004. The quarterly high and low closing prices of our common stock by quarter were as follows:

	High	Low
Year ended December 29, 2009
First Quarter	$9.98	$7.00
Second Quarter	$12.57	$9.75
Third Quarter	$11.76	$10.08
Fourth Quarter	$11.83	$9.39
Year ended December 30, 2008
First Quarter	$12.20	$9.06
Second Quarter	$12.08	$9.02
Third Quarter	$10.30	$8.38
Fourth Quarter	$8.99	$4.46

        The number of holders of record of our common stock as of February 22, 2010 was 437.

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

        As of December 29, 2009, shares of common stock authorized for issuance under our equity compensation plan are summarized in the following table. The weighted-average option exercise price is for stock options only, as the restricted stock has no exercise price. See note 13 to the Consolidated Financial Statements for a description of the plan.

Plan Category	Shares to Be Issued Upon Exercise	Weighted- Average Option Exercise Price	Shares Available for Future Grants
Plan approved by stockholders	6,801,457	$10.86	4,020,683
Plans not approved by stockholders	—	—	—

Total	6,801,457	$10.86	4,020,683

  Unregistered Sales of Equity Securities

        There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

  Issuer Repurchases of Securities

        On February 14, 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $25.0 million of our common stock. Under this program, we were authorized to repurchase outstanding shares from time to time in open market transactions during the two-year period ending February 14, 2010. The timing and the amount of any repurchases will be determined by our management under parameters established by our Board of Directors, based on its evaluation of our stock prices, market conditions and other corporate considerations. On July 8, 2008, our Board of Directors approved a $50.0 million increase in our stock repurchase program. On November 19, 2009, our Board of Directors extended the expiration date on the stock repurchase program to February 14, 2011.

        We made no purchases of our common stock during the 13 weeks ended December 29, 2009.

  Stock Performance Graph

        The following graph sets forth cumulative total return experienced by holders of the Company's common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the period ended December 29, 2009, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 29, 2004 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

        Note: The stock price performance shown on the graph below does not indicate future performance.

 Comparison of Cumulative Total Return Since December 29, 2004
Among Texas Roadhouse, Inc., the Russell 3000 Index, and the Russell 3000 Restaurant Index

	12/29/04	12/27/05	12/26/06	12/24/07	12/30/08	12/29/09
Texas Roadhouse, Inc.	$100.00	$109.17	$91.52	$78.07	$50.34	$79.86
Russell 3000	$100.00	$104.71	$118.32	$124.83	$73.75	$95.06
Russell 3000 Restaurant	$100.00	$103.55	$123.61	$130.11	$107.91	$128.39

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

        We derived the selected consolidated financial data as of and for the years 2009, 2008, 2007, 2006 and 2005 from our audited consolidated financial statements.

        The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2008 was 53 weeks in length while fiscal years 2009, 2007, 2006 and 2005 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$934,100	$871,556	$724,372	$586,557	$448,341
Franchise royalties and fees	8,231	8,905	10,717	10,574	10,443

Total revenue	942,331	880,461	735,089	597,131	458,784

Income from operations	75,861	62,027	63,213	54,369	47,296
Income before taxes	72,809	58,398	61,212	53,975	47,163
Provision for income taxes	23,491	19,389	21,176	19,381	16,292

Net income including noncontrolling interests	$49,318	$39,009	$40,036	$34,594	$30,871
Less: Net income attributable to noncontrolling interests	1,839	841	711	585	549

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$47,479	$38,168	$39,325	$34,009	$30,322

Net income per common share:
Basic	$0.68	$0.53	$0.53	$0.46	$0.44

Diluted	$0.67	$0.52	$0.51	$0.44	$0.42

Weighted average shares outstanding(1):
Basic	69,967	72,672	74,611	73,876	68,677

Diluted	71,298	74,079	76,832	76,520	72,565

	Fiscal Year
	2009	2008	2007	2006	2005
	($ in thousands)
Consolidated Balance Sheet Data:
Total assets	$662,073	$622,663	$546,029	$452,588	$312,593
Long-term debt and obligations under capital leases, net of current maturities	101,179	132,482	66,482	35,362	6,881
Total liabilities	239,123	259,866	176,264	132,209	80,367
Noncontrolling interests	2,578	2,807	2,384	1,305	651
Texas Roadhouse, Inc. and subsidiaries stockholders' equity(2)	420,372	359,990	367,381	319,074	231,575
Selected Operating Data:
Restaurants:
Company	261	245	204	163	127
Franchise	70	69	81	88	94
Total	331	314	285	251	221
Company restaurant information:
Store weeks	13,255	11,861	9,499	7,648	5,984
Comparable restaurant sales growth(3)	(2.8)%	(2.3)%	1.4%	3.5%	5.6%
Average unit volumes(4)	$3,660	$3,823	$3,974	$3,967	$3,891
Net cash provided by operating activities	$115,129	$101,214	$76,567	$79,744	$64,384
Net cash used in investing activities	$(43,134)	$(120,216)	$(134,532)	$(109,845)	$(61,021)
Net cash (used in) provided by financing activities	$(30,395)	$12,696	$35,745	$(34,898)	$(20,611)

(1)
See note 11 to the Consolidated Financial Statements.

(2)
See note 10 to the Consolidated Financial Statements.

(3)
Comparable restaurant sales growth reflects the change in sales over the same period of the prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period.

(4)
Average unit volume represents the average annual restaurant sales for all company restaurants open for a full six months before the beginning of the period measured. Although 2008 contained 53 weeks, for comparative purposes, 2008 average unit volumes were adjusted to a 52-week basis. Additionally, average unit volume of company-owned restaurants for 2008, 2007 and 2006 in the table above were adjusted to reflect the restaurant sales of any acquired franchise restaurants.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-3 to F-21), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

        Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. The first Texas Roadhouse restaurant opened in Clarksville, Indiana in February 1993. As of December 29, 2009, there were 331 restaurants operating in 46 states, including:

  •
  261 "company restaurants," of which 251 were wholly-owned and 10 were majority-owned. The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income.

  •
  70 "franchise restaurants," of which 67 were franchise restaurants and 3 were license restaurants. We have a 5.0% to 10.0% ownership interest in 21 franchise restaurants. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest.

        We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in eight of the 10 majority-owned company restaurants and (ii) 64 of the franchise restaurants.

Presentation of Financial and Operating Data

        We operate on a fiscal year that ends on the last Tuesday in December. Fiscal year 2008 was 53 weeks in length and, as such, the fourth quarter of fiscal year 2008 was 14 weeks in length. Fiscal years 2009 and 2007 were 52 weeks in length, while the fourth quarters for those years were 13 weeks in length.

Long-term Strategies to Grow Earnings Per Share

        Our long-term strategies with respect to increasing net income and earnings per share include the following:

        Expanding Our Restaurant Base.    We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing markets and new domestic or international markets. We will remain focused primarily on mid-sized markets where we believe there exists a significant demand for our restaurants because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. Restaurants that we owned and operated for the full six months before the beginning of 2009 generated average unit volumes of $3.7 million for 2009. In 2009, the total average capital investment for developing our prototype restaurant, including pre-opening expenses, was $4.1 million. For 2010, we expect our average capital investment to decrease to $3.6 to $3.9 million, as a result of building design modifications and lower site work costs, as landlords are becoming responsible for a higher portion of certain of these costs. Our ability to expand our restaurant base is influenced by factors beyond our control and therefore we may not be able to achieve our anticipated growth. Due, in part, to increasing restaurant development costs, we moderated our restaurant development plans for 2009 and 2010. We continue to focus on driving sales and decreasing restaurant development costs in order to increase our restaurant development in the future.

        We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. We may also look to acquire franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. Of the 261 restaurants we owned and operated at the end of 2009, 260 operated as Texas Roadhouse restaurants, while one operated under the name of Aspen Creek. The majority of our restaurant growth in 2010 will be Texas Roadhouse restaurants; however, we plan to open two to three additional Aspen Creek restaurants as we continue testing the viability of the concept.

        Maintaining and/or Improving Restaurant Level Profitability.    We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management.

        Leveraging Our Scalable Infrastructure.    Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing and operations. Historically, general and administrative costs have increased at a slower growth rate than our revenue. Whether we are able to continue leveraging our infrastructure will depend, in part, on our new restaurant and comparable restaurant sales growth rates going forward.

        Stock Repurchase Program.    We continue to look at opportunities to repurchase our common stock at favorable market prices under our stock repurchase program. Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our common stock. As of the end of 2009, $18.2 million worth of common stock remains authorized for repurchase. We made no repurchases of our common stock during the 52 weeks ended December 29, 2009.

Key Operating Personnel

        Key personnel who have a significant impact on the performance of our restaurants include managing and market partners. Each company restaurant has one managing partner who serves as the general manager. Market partners can provide supervisory services for up to 12 to 15 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. The managing partner of each company restaurant and their corresponding market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing and market partners includes a base salary plus a percentage of the pre-tax net income of the restaurant(s) they operate or supervise. Managing and market partners are eligible to participate in our equity incentive plan and, as a general rule, are required to make deposits of $25,000 and $50,000, respectively. Generally, the deposits are refunded after five years of service.

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

Other Key Definitions

        Restaurant Sales.    Restaurant sales include gross food and beverage sales, net of promotions and discounts. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from restaurant sales in the consolidated statements of income.

        Franchise Royalties and Fees.    Domestic franchisees typically pay a $40,000 initial franchise fee for each new restaurant and a franchise renewal fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our franchisees.

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

        Equity Income from Unconsolidated Affiliates.    As of December 29, 2009, we owned 5.0% to 10.0% equity interest in 21 franchise restaurants. As of December 30, 2008, we owned 5.0% to 10.0% equity interest in 19 franchise restaurants. As of December 25, 2007, we owned 5.0% to 10.0% equity interest in 18 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

        Net Income Attributable to Noncontrolling Interests.    Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants. Our consolidated subsidiaries at December 29, 2009 and December 30, 2008 included ten majority-owned restaurants, all of which were open. Our consolidated subsidiaries at December 25, 2007 included eight majority-owned restaurants, seven of which were open and one of which was under construction.

	Results of Operations
	Fiscal Year
	2009		2008		2007
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	934,100	99.1	871,556	99.0	724,372	98.5
Franchise royalties and fees	8,231	0.9	8,905	1.0	10,717	1.5

Total revenue	942,331	100.0	880,461	100.0	735,089	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	312,800	33.5	308,123	35.4	255,060	35.2
Labor	276,626	29.6	253,132	29.0	205,780	28.4
Rent	20,018	2.1	15,879	1.8	11,735	1.6
Other operating	158,961	17.0	146,019	16.8	116,258	16.0
(As a percentage of total revenue)
Pre-opening	5,813	0.6	11,604	1.3	12,741	1.7
Depreciation and amortization	41,822	4.4	37,694	4.3	30,446	4.1
Impairment and closures	3,000	0.3	2,175	0.2	1,721	0.2
General and administrative	47,430	5.0	43,808	5.0	38,135	5.2

Total costs and expenses	866,470	91.9	818,434	93.0	671,876	91.4
Income from operations	75,861	8.1	62,027	7.0	63,213	8.6
Interest expense, net	3,273	0.3	3,844	0.4	2,295	0.3
Equity income from investments in unconsolidated affiliates	(221)	0.0	(215)	0.0	(294)	0.0

Income before taxes	72,809	7.7	58,398	6.5	61,212	8.3
Provision for income taxes	23,491	2.5	19,389	2.2	21,176	2.9

Net income including noncontrolling interests	49,318	5.2	39,009	4.4	40,036	5.4

Net income attributable to noncontrolling interests	1,839	0.0	841	0.0	711	0.0

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	47,479	5.0	38,168	4.3	39,325	5.3

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 26, 2006	163	88	251
Openings	32	2	34
Acquisitions (Dispositions)	9	(9)	—
Closures	—	—	—

Balance at December 25, 2007	204	81	285
Openings	29	1	30
Acquisitions (Dispositions)	13	(13)	—
Closures	(1)	—	(1)

Balance at December 30, 2008	245	69	314
Openings	17	3	20
Acquisitions (Dispositions)	1	(1)	—
Closures	(2)	(1)	(3)

Balance at December 29, 2009	261	70	331

Restaurant Sales

        Restaurant sales increased by 7.2% in 2009 compared to 2008. This increase was attributable to the opening of new restaurants and the acquisitions of franchise restaurants in fiscal 2008, partially offset by a decrease in comparable restaurant sales and average unit volumes coupled with the addition of a 53rd week in 2008. Restaurant sales for 2009 were negatively impacted by 2.2% as a result of the extra week in 2008, which resulted in $17.9 million in additional restaurant sales. Restaurant sales increased by 20.3% in 2008 as compared to 2007. This increase was primarily attributable to the opening of new restaurants and the acquisitions of franchise restaurants coupled with the addition of a 53rd week in 2008, partially offset by a decrease in comparable restaurant sales and average unit volumes. The 53rd week resulted in 2.5% of the increase in 2008 as compared to 2007.

        The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods. Although 2008 contained 53 weeks, for comparative purposes, 2008 average unit volumes were adjusted to a 52-week basis.

	2009	2008	2007
Company Restaurants
Store weeks	13,255	11,861	9,499
Comparable restaurant sales growth/(decline)	(2.8)%	(2.3)%	1.4%
Average unit volumes (in thousands)	$3,660	$3,823	$3,974

        We have implemented certain menu pricing increases to partially offset impacts from higher operating costs, including higher food costs and increased minimum and tip wages, and other inflationary pressures. The following table summarizes our menu pricing actions for the periods.

Increased Menu Pricing
April 2009	1.4%
May/June 2008	1.5%
January/February 2008	1.1%

        While we have implemented certain menu price increases, average guest check has remained fairly constant. This is due to some guests shifting their selections to lower priced menu items and/or purchasing fewer alcoholic beverages. We will continue to evaluate the need for and test further menu price increases as we assess the current inflationary and competitive environment.

        On September 24, 2008, we acquired one franchise restaurant in Florida, which had no significant accretive impact on fiscal 2008 diluted earnings per share. In fiscal 2009 and 2008, restaurant sales included $3.7 million and $0.9 million, respectively, from the acquired franchise restaurant. Effective July 23, 2008, we acquired nine franchise restaurants, which had no significant accretive impact on fiscal 2008 diluted earnings per share. In fiscal 2009 and 2008, restaurant sales included $26.1million and $12.4 million, respectively, from the nine acquired franchise restaurants. Effective March 26, 2008, we acquired three franchise restaurants, which were slightly accretive to fiscal 2008 diluted earnings per share. In fiscal 2009 and 2008, restaurant sales included $12.4 million and $9.7 million, respectively, from the three acquired franchise restaurants. For comparative purposes, average unit volume for 2008 in the table above was adjusted to reflect restaurant sales of these acquired franchise restaurants as part of company-owned restaurants average unit volume.

        On June 27, 2007, we acquired nine franchise restaurants. These acquisitions were slightly accretive to fiscal 2007 diluted earnings per share. In fiscal 2007, restaurant sales included $16.4 million from the nine acquired franchise restaurants, as these restaurants were acquired at the beginning of third quarter of 2007. For comparative purposes, average unit volume for 2007 in the table above was adjusted to reflect restaurant sales of the nine acquired franchise restaurants as part of company-owned restaurants average unit volume.

        In 2010, we plan to open approximately 15 additional company restaurants. We have either begun construction or have sites currently under contract for purchase or lease for 12 of the 15 restaurants. In addition, we may evaluate opportunities for acquiring additional franchise restaurants in 2010.

Franchise Royalties and Fees

        Franchise royalties and fees decreased by $0.7 million, or by 7.6%, from 2008 to 2009 and by $1.8 million, or by 16.9%, from 2007 to 2008. The decreases in 2009 were primarily attributable to the loss of royalties associated with the acquisition of 13 franchise restaurants in 2008, the reduction of royalties in several restaurants, a decrease in average unit volumes and the additional week in fiscal 2008. This decrease was partially offset by new franchise restaurants in 2009 and increasing royalty rates and franchise fees in conjunction with the renewal of certain franchise agreements. The decrease in 2008 was primarily attributable to the loss of royalties associated with the acquisition of 13 franchise restaurants in 2008 and nine franchise restaurants in 2007, partially offset by the additional week in 2008. The franchise restaurants acquired in 2008 generated approximately $0.8 million and $1.7 million in franchise royalties in fiscal 2008 and fiscal 2007, respectively. The franchise restaurants acquired in 2007 generated approximately $0.6 million in franchise royalties in fiscal 2007. Franchise comparable restaurant sales decreased 2.5% and 3.6% in 2009 and 2008, respectively. Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales

        Restaurant cost of sales, as a percentage of restaurant sales, decreased to 33.5% in 2009 from 35.4% in 2008. This decrease was primarily attributable to the benefit of lower beef, dairy and produce costs and menu price increases discussed above, partially offset by higher commodity costs on chicken and food items such as wheat and oil-based ingredients. For 2010, we have fixed price contracts for approximately 65% of our overall food costs with the remainder subject to fluctuating market prices. We expect commodity cost deflation of approximately 2.5% - 3.0% in 2010.

        Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.4% in 2008 from 35.2% in 2007. This increase was primarily attributable to higher commodity costs on food items, such as wheat and oil-based ingredients, produce costs and dairy costs, partially offset by the benefit of lower beef costs and menu price increases discussed above.

Restaurant Labor Expenses

        Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.6% in 2009 from 29.0% in 2008. This increase was primarily attributable to a decrease in average unit volumes combined with higher average wage rates and higher payroll tax expense as a result of increased state unemployment rates that began in the first quarter of 2009. These increases were partially offset by menu price increases discussed above. Higher average hourly wage rates resulted from several state-mandated increases in minimum and tip wage rates throughout 2008 and 2009, including increases in the federal minimum wage rate in July 2008 and July 2009. We anticipate our labor costs will continue to be pressured by inflation, which is primarily caused by federal and state-mandated increases in minimum and tip wage rates. These increases may or may not be offset by additional menu price adjustments.

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

Restaurant Rent Expense

        Restaurant rent expense, as a percentage of restaurant sales, increased to 2.1% from 1.8% in 2008, which was an increase from 1.6% in 2007. The increase in 2009 was primarily attributable to a decrease in average unit volumes, combined with rent expense associated with the franchise restaurants acquired in 2008 and the restaurants opened in 2009 and 2008, as we are leasing more land and buildings than we have in the past. The increase in 2008 was primarily due to rent expense associated with acquired franchise restaurants and negative average unit volume growth.

Restaurant Other Operating Expenses

        Restaurant other operating expenses, as a percentage of restaurant sales, increased to 17.0% from 16.8% in 2008. This increase was primarily attributable to a decrease in average unit volumes, a reduction in the impact of favorable general liability insurance claims experience, and higher costs for repairs and maintenance, managing partner and market partner bonuses, property taxes and credit card charges, as a percentage of restaurant sales, partially offset by lower utilities and supplies expense. During 2009, a $0.1 million adjustment made to general liability insurance expense due to favorable general liability claims experience based on our most recent quarterly actuarial analysis was lower than a $0.5 million adjustment made in 2008. Managing partner and market partner bonus expense was higher in 2009 as a result of improved restaurant margins.

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

Restaurant Pre-opening Expenses

        Pre-opening expenses in 2009 decreased to $5.8 million from $11.6 million in 2008, which was a decrease from $12.7 million in 2007. These decreases were primarily attributable to fewer openings and fewer restaurants being in the development pipeline in 2009 compared to 2008 and in 2008 compared to 2007. In 2009, we reduced our planned Company-owned restaurant openings to 17 restaurants compared to 29 restaurants in 2008. Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses ("D&A")

        D&A, as a percentage of revenue, increased to 4.4% in 2009 from 4.3% in 2008, which was an increase from 4.1% in 2007. The increase in 2009 was primarily attributable to higher construction costs and other capital spending on new restaurants, a decrease in average unit volumes and the impact of having an additional week of sales in 2008, partially offset by lower depreciation expense in older restaurants. The increase in 2008 was primarily related to capital spending on new restaurants and negative average unit volume growth, partially offset by lower depreciation expense on older restaurants and the impact of having an additional week of sales in 2008.

Impairment and Closure Expenses

        Impairment and closure expenses increased to $3.0 million in 2009 from $2.2 million in 2008, which was an increase from $1.7 million in 2007. In 2009, impairment and closure expenses included $3.2 million which represents charges associated with the impairment of goodwill, reacquired franchise rights and other long-lived assets (primarily building and equipment). The impairment charges were primarily triggered by our analysis of historical results and projected future cash flows at five underperforming restaurants. After performing tests for impairment, it was determined that goodwill, reacquired franchise rights and certain other long-lived assets associated with these five restaurants were impaired (two of which were fully impaired) and, accordingly, we recorded impairment charges related to these assets of $1.4 million, $0.5 million and $1.3 million, respectively. Additionally, in 2009, we recorded a gain of $0.6 million related to the sale of one restaurant which was relocated, a charge of $0.5 million in conjunction with the closure of one restaurant, and a credit of $0.1 million related to the settlement of a lease reserve associated with one restaurant which was closed in 2008.

        In 2008, we recorded an impairment charge of $1.4 million related to the write-down of land, building and equipment associated with one underperforming restaurant and a charge of $0.8 million due to the lease reserve and other charges related to the closure of one restaurant. The impairment charge of $1.7 million for 2007 relates to the write-down of building and equipment associated with one underperforming restaurant.

General and Administrative Expenses ("G&A")

        G&A, as a percentage of total revenue, remained flat at 5.0% in 2009 compared to 2008. In 2009, higher performance-based bonus expense for executive and other support center employees were offset by lower abandoned site costs and the leveraging of costs due to revenue growth. Bonus expense was $3.5 million higher in 2009 for two reasons. First, additional bonus expense of $2.1 million was recorded in 2009 due to exceeding our bonus targets for fiscal 2009. Second, in 2008, bonus expense was lower by $1.4 million due to not meeting our bonus targets in fiscal 2008. Abandoned site costs were $0.8 million higher in 2008 as a result of cutting back our planned openings for 2009.

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

Interest Expense, Net

        Net interest expense decreased to $3.3 million in 2008 from $3.8 million in 2008. This decrease was primarily due to lower interest rates, partially offset by lower capitalized interest. Lower capitalized interest was primarily due to slower restaurant development in 2009 compared to 2008.

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

Income Taxes

        We account for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"). Our effective tax rate decreased to 33.1% in 2009 from 33.7% in 2008. The decrease was primarily attributable to lower non-deductible stock compensation expense, partially offset by an increase in the non-deductibility of officers' compensation and goodwill impairment in 2009. We expect the effective tax rate to be approximately 32.0% - 32.5% for fiscal 2010.

        Our effective tax rate for 2008 decreased to 33.7% from 35.0% in 2007. This decrease is primarily attributable to higher federal tax credits as a percentage of net income before income tax, offset by the non-deductibility of officers' compensation in 2008. Officers' compensation was fully deductible in 2007.

Liquidity and Capital Resources

        The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year
	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$115,129	$101,214	$76,567
Net cash used in investing activities	(43,134)	(120,216)	(134,532)
Net cash (used in) provided by financing activities	(30,395)	12,696	35,745

Net increase (decrease) in cash	$41,600	$(6,306)	$(22,220)

        Net cash provided by operating activities was $115.1 million in 2009 compared to $101.2 million in 2008. This increase was primarily due to higher net income, as a result of opening new restaurants, along with other changes in working capital. Net cash provided by operating activities was $101.2 million in 2008 compared to $76.6 million in 2007. This increase was primarily due to a $7.9 million increase in the source of cash from accounts receivable in 2008. In addition, higher depreciation was partially offset by lower gift card sales and other changes in working capital. The $7.9 million reduction in the source of cash from accounts receivable was driven by timing issues related to credit card settlements. Our fiscal year 2007 ended on a bank holiday, therefore, accounts receivable was unusually high at the end of 2007 and subsequently collected in 2008.

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

        Net cash used in investing activities was $43.1 million in 2009 compared to $120.2 million in 2008. This decrease was due to fewer restaurants in the development pipeline in 2009 along with the $17.8 million use of cash associated with franchise restaurants in 2008. In 2009, we opened 17 restaurants compared to 29 restaurants opened in 2008. Net cash used in investing activities was $120.2 million in 2008 compared to $134.5 million in 2007. The decrease was primarily due to higher aggregate purchase prices relating to the acquisition of franchise restaurants in 2007 than in 2008, as $33.2 million was spent on franchise acquisitions in 2007 compared to $17.8 million in 2008.

        We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisitions of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 29, 2009, there were 117 restaurants developed on land which we owned.

        Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2010, we expect our capital expenditures to be $50.0 to $55.0 million, the majority of which will relate to planned restaurant openings. This amount excludes any cash used for franchise acquisitions. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility. For 2010, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to increase our cash balance and/or repay borrowings under our credit facility.

        Net cash used in financing activities was $30.4 million in 2009 compared to net cash provided by financing activities of $12.7 million in 2008, while net cash provided by financing activities was $35.7 million in 2007. The decrease in 2009 was primarily due to repayment of $31.0 million in borrowings and decreased borrowings under our credit facility in 2009, offset by stock repurchases of $57.0 million in 2008. The decrease in 2008 was primarily due to increased borrowings under our credit facility, offset by stock repurchases in 2008. The increased borrowings under our credit facility in 2008 are due to borrowings of approximately $57.0 million in conjunction with stock repurchases in 2008 and approximately $20.0 in conjunction with acquisitions of franchise restaurants in 2008, while the increased borrowings under our credit facility in 2007 are due to borrowings of approximately $36.0 million in conjunction with the acquisitions of franchise restaurants in 2007.

        On February 14, 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $25.0 million of our common stock. On July 8, 2008, our Board of Directors approved a $50.0 million increase in the Company's stock repurchase program, thereby increasing the Company's total stock repurchase authorization to $75.0 million. Under this program, we were authorized to repurchase outstanding shares from time to time in open market transactions during the two-year period ending February 14, 2010. On November 19, 2009, our Board of Directors approved an extension of this date to February 14, 2011. During 2008, we repurchased 6,512,807 shares for an aggregate purchase price of $57.0 million. No repurchases were made in 2009. The timing and the amount of any repurchases will be determined by our management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations. The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

        In 2009 and 2008, we paid distributions of $2.1 million and $1.3 million to equity holders of seven of our majority-owned company restaurants, respectively. In 2007, we paid distributions of $1.1 million to equity holders of five of our majority-owned company restaurants. Currently, our intent is to retain future earnings, if any, primarily to finance the future development and operation of our business.

        We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank. The facility expires on May 31, 2012. The terms of the facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on our leverage ratio. The weighted-average interest rate for the revolver at December 29, 2009 was 2.36%, including interest rate swaps. The lenders' obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The new credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness that would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 29, 2009.

        At December 29, 2009, we had $99.0 million of outstanding borrowings under our credit facility and $147.3 million of availability net of $3.7 million of outstanding letters of credit. In addition, we had various other notes payable totaling $2.0 million with interest rates ranging from 10.46% to 10.80%. Each of these notes relate to the financing of specific restaurants. Our total weighted average effective interest rate at December 29, 2009 was 2.53%, including interest rate swaps.

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

        On October 22, 2008, we entered into an interest rate swap, which started on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR for a term ending on November 7, 2015, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount. Our counterparty in the interest rate swap is J.P. Morgan Chase, N.A.

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

Contractual Obligations

        The following table summarizes the amount of payments due under specified contractual obligations as of December 29, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$101,030	$167	$99,391	$483	$989
Capital lease obligations	396	80	187	129	—
Interest(1)	1,171	244	403	272	252
Operating lease obligations	207,985	19,989	39,776	38,648	109,572
Capital obligations	18,461	18,461	—	—	—

Total contractual obligations(2)	$329,043	$38,941	$139,757	$39,532	$110,813

(1)
Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations. Uses interest rates as of December 29, 2009 for our variable rate debt. Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 4 of the Consolidated Financial Statements, can fluctuate daily.

(2)
This amount excludes $0.1 million of unrecognized tax benefits under ASC 740 as we are unable to reasonably estimate the timing of these cash flows.

        The Company has no material minimum purchase commitments with its vendors that extend beyond a year. See notes 4 and 7 to the Consolidated Financial Statements for details of contractual obligations.

Off-Balance Sheet Arrangements

        Except for operating leases (primarily restaurant leases), we do not have any off-balance sheet arrangements.

Guarantees

        We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT prior to our granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but we remain contingently liable if a franchisee defaults under the terms of a lease. The Longmont lease expires in May 2014, the Everett lease expires in February 2018, the Montgomeryville lease expires in March 2021, the Fargo lease expires in July 2016 and the Logan lease expires on August 2019. As the fair value of these guarantees is not considered significant, no liability value has been recorded.

Recent Accounting Pronouncements

  Fair Value Measures and Disclosures
  (Accounting Standards Update ("ASU") 2010-06)

        In January 2010, the FASB issued ASU 2010-06 which amends Accounting Standards Codification ("ASC") topic 820, Fair Value Measures and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfer into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes as a result of this update are effective for annual and interim reporting periods beginning after

December 15, 2009 (our 2010 fiscal year), except for requirements related to Level 3 disclosures, which are effective for annual and interim period beginning after December 15, 2010 (our 2011 fiscal year). This guidance requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows.

  FASB Accounting Standards Codification
  (ASU 2009-01)

        In June 2009, the FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative, nongovernmental U.S. generally accepted accounting principle ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009 (our fiscal 2009 third quarter) and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 29, 2009.

        As a result of our implementation of the Codification during the quarter ended September 29, 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature.

  Fair Value of Financial Instruments
  (Included in ASC 825, "Financial Instruments", previously FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments")

        ASC 825 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of ASC 825, the fair values of those financial instruments were only disclosed on an annual basis. ASC 825 is effective for interim reporting periods that end after June 15, 2009 (our fiscal 2009 second quarter). The adoption of ASC 825 did not have a material impact on our consolidated financial position, results of operations or cash flows.

  Subsequent Events
  (Included in ASC 855, "Subsequent Events", previously SFAS No. 165, "Subsequent Events")

        ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim or annual periods ending after June 15, 2009 (our fiscal 2009 second quarter). The adoption of ASC 855 did not materially impact us. We have performed an evaluation of subsequent events through February 26, 2010 which is the date the financial statements were issued.

  Consolidation of Variable Interest Entities—Amended
  (To be included in ASC 810, "Consolidation", previously SFAS 167, "Amendments to FASB Interpretation No. 46(R)")

        ASC 810 provides guidance for determining the primary beneficiary of a variable interest entity. In addition, ASC 810 requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for the first annual reporting period that begins after November 15, 2009 (our fiscal year 2010). We are currently evaluating the impact of the adoption of ASC 810 on our consolidated financial position, results of operations and cash flows.

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

        Share-based Employee Compensation.    We account for share-based compensation in accordance with FASB ASC 718, Compensation ("ASC 718"). As required by ASC 718, share-based compensation expense is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See note 13 in the Consolidated Financial Statements for further discussion of share-based employee compensation.

        Impairment of Long-lived Assets.    We evaluate our long-lived assets for impairment at the individual restaurant level when events or circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Our evaluation requires an estimation of the future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations for future sales growth. We limit assumptions about important factors such as trend of future operations and sales growth to those that are supportable based upon our plans for the restaurant and actual results at comparable restaurants. Both qualitative and quantitative information are considered when evaluating for potential impairments. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

        If assets are determined to be impaired, we measure the impairment charge by calculating the amount by which the asset carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. We generally measure estimated fair value by discounting estimated future cash flows or by independent third party appraisal, if available. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. If these assumptions change in the future, we may be required to record impairment charges for these assets.

        See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2009, 2008 and 2007, including the impairments of goodwill and other long-lived assets.

        Goodwill.    Goodwill is tested annually for impairment, and is tested more frequently if events and circumstances indicate that the asset might be impaired. We have assigned goodwill to the reporting unit, which we consider to be the individual restaurant level. An impairment loss is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. The determination of impairment consists of two steps. First, we determine the fair value of the reporting unit and compare it to its carrying amount. Fair value is determined based on discounted cash flows. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit, in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

        In estimating discounted cash flows we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. The assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. If our assumptions used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

        At December 29, 2009, we had 66 reporting units, primarily at the restaurant level, with allocated goodwill of $113.5 million. The average amount of goodwill associated with each reporting unit is $1.7 million with six reporting units having goodwill in excess of $4.0 million. Based on projected future cash flows, we are currently monitoring four restaurants with total goodwill of $3.7 million. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2009, 2008 and 2007, including the impairments of goodwill and other long-lived assets.

        Insurance Reserves.    We self-insure a significant portion of expected losses under our workers compensation, general liability and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed below:

Workers compensation	$250,000
General liability	$100,000
Property	$25,000

        We record a liability for unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based on estimates provided by a third party administrator and actuary. Our estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0% at December 29, 2009 resulting in a discount of $0.3 million. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by an immaterial amount. We also monitor actuarial observations of historical claim development for the industry. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

        Income Taxes.    We account for income taxes in accordance with ASC 740 under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

        Uncertain tax positions are accounted for under FASB ASC 740. FASB ASC 740 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. Our options for the rate are the Base Rate, which is the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.50%, or LIBOR plus an applicable margin. At December 29, 2009, there was $99.0 million in outstanding borrowings under our revolving line of credit, which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR. We had various other notes payable totaling $2.0 million with fixed interest rates ranging from 10.46% to 10.80%. Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.0 million.

        On October 22, 2008, we entered into an interest rate swap, which started on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. Our counterparty in the interest rate swap is JP Morgan Chase, N.A.

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

        We are subject to business risk as our beef supply is highly dependent upon two to four vendors. If any of these vendors were unable to fulfill its obligations under its contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

        See Index to Consolidated Financial Statements at Item 15.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of December 29, 2009.

Changes in internal control

        During the fourth quarter of 2009, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2009.

        KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 29, 2009 as stated in their report at F-1.

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

        Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

        Information regarding corporate governance of the Company is incorporated herein by reference to the information set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 9, 2010.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 9, 2010.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 9, 2010.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 9, 2010.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.    Consolidated Financial Statements

Description	Page Number in Report
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 29, 2009 and December 30, 2008	F-3
Consolidated Statements of Income for the years ended December 29, 2009, December 30, 2008 and December 25, 2007	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 29, 2009, December 30, 2008 and December 25, 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 29, 2009, December 30, 2008 and December 25, 2007	F-6
Notes to Consolidated Financial Statements	F-7
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
10.6
Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.7
Updated schedule as of December 29, 2009 of the owners of company-managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as set forth at Exhibit 10.4 of this Form 10-K
10.8
Updated schedule as of December 29, 2009 of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as set forth at Exhibit 10.6 of this Form 10-K
10.9
Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2006) (File No. 000-50972))
10.10
First Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated December 18, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 26, 2006) (File No. 000-50972))
10.11
Amended and Restated Credit Agreement, dated as of May 31, 2007, by and among Texas Roadhouse, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 6, 2007 (File No. 000-50972))
10.12
Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 2007) (File No. 000-50972))
10.13
Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 2007) (File No. 000-50972))
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
Form of First Amendment to Restricted Stock Unit Award Agreement with non-management directors (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))
10.21	*
Amendment to Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))
10.22	*
Amendment to Employment Agreement between Registrant and G.J. Hart effective January 1, 2009 (incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))
10.23	*
Amendment to Employment Agreement between Registrant and Scott M. Colosi effective January 1, 2009 (incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))
10.24	*
Amendment to Employment Agreement between Registrant and Steven L. Ortiz effective January 1, 2009 (incorporated by reference to Exhibit 10.24 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))
10.25	*
Amendment to Employment Agreement between Registrant and W. Kent Taylor effective January 1, 2009 (incorporated by reference to Exhibit 10.25 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))
10.26	*
Amendment to Employment Agreement between Registrant and Sheila C. Brown effective January 1, 2009 (incorporated by reference to Exhibit 10.26 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))
10.27
Fourth Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated July 22, 2009 between Paragon Centre Holdings LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2009 (File No. 000-50977))
10.28	*	Second Amendment to Employment Agreement between Registrant and G.J. Hart dated February 18, 2010
10.29	*	Second Amendment to Employment Agreement between Registrant and Scott M. Colosi dated February 18, 2010
10.30	*	Second Amendment to Employment Agreement between Registrant and Steven L. Ortiz dated February 18, 2010
10.31	*	Second Amendment to Employment Agreement between Registrant and W. Kent Taylor dated February 18, 2010

Exhibit No.		Description
10.32	*	Second Amendment to Employment Agreement between Registrant and Sheila C. Brown dated February 18, 2010
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS ROADHOUSE, INC.
By:	/s/ G.J. HART G.J. HART President, Chief Executive Officer, Director
Date:	February 26, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. KENT TAYLOR W. Kent Taylor	Chairman of the Company, Director	February 26, 2010
/s/ G.J. HART G.J. Hart	President, Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2010
/s/ SCOTT M. COLOSI Scott M. Colosi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010
/s/ GREGORY N. MOORE Gregory N. Moore	Director	February 26, 2010
/s/ MARTIN T. HART Martin T. Hart	Director	February 26, 2010
/s/ JAMES F. PARKER James F. Parker	Director	February 26, 2010
/s/ JAMES R. RAMSEY James R. Ramsey	Director	February 26, 2010
/s/ JAMES R. ZARLEY James R. Zarley	Director	February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 29, 2009 and December 30, 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 29, 2009 and December 30, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the internal control over financial reporting of Texas Roadhouse, Inc. as of December 29, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Texas Roadhouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 29, 2009 and December 30, 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky
February 26, 2010

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 29, 2009	December 30, 2008
Assets
Current assets:
Cash and cash equivalents	$46,858	$5,258
Receivables, net of allowance for doubtful accounts of $911 in 2009 and $524 in 2008	12,312	9,922
Inventories, net	8,004	8,140
Prepaid income taxes	—	3,429
Prepaid expenses	5,611	6,097
Deferred tax assets	1,531	1,962

Total current assets	74,316	34,808

Property and equipment, net	456,281	456,132
Goodwill	113,465	114,807
Intangible assets, net	11,194	12,807
Fair value of derivative financial instruments	31	—
Other assets	6,786	4,109

Total assets	$662,073	$622,663

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$247	$228
Accounts payable	27,882	32,175
Deferred revenue—gift cards/certificates	34,443	32,265
Accrued wages	20,186	15,500
Income tax payable	6,194	—
Accrued taxes and licenses	8,579	8,544
Other accrued liabilities	10,672	10,931

Total current liabilities	108,203	99,643

Long-term debt and obligations under capital leases, excluding current maturities	101,179	132,482
Stock option and other deposits	3,653	3,784
Deferred rent	12,089	9,920
Deferred tax liabilities	6,660	6,205
Fair value of derivative financial instruments	—	2,704
Other liabilities	7,339	5,128

Total liabilities	239,123	259,866
Texas Roadhouse, Inc. and subsidiaries stockholders' equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, Class A, ($0.001 par value, 100,000,000 shares authorized, 70,384,915 and 64,070,620 shares issued and outstanding at December 29, 2009 and December 30, 2008, respectively)	70	64
Common stock, Class B, ($0.001 par value, 8,000,000 shares authorized, 5,265,376 shares issued and outstanding at December 30, 2008)	—	5
Additional paid in capital	231,564	220,385
Retained earnings	188,719	141,240
Accumulated other comprehensive gain(loss)	19	(1,704)

Texas Roadhouse, Inc. and subsidiaries stockholders' equity	420,372	359,990
Noncontrolling interests	2,578	2,807

Total equity	422,950	362,797

Total liabilities and stockholders' equity	$662,073	$622,663

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 29, 2009	December 30, 2008	December 25, 2007
Revenue:
Restaurant sales	$934,100	$871,556	$724,372
Franchise royalties and fees	8,231	8,905	10,717

Total revenue	942,331	880,461	735,089

Costs and expenses:
Restaurant operating costs:
Cost of sales	312,800	308,123	255,060
Labor	276,626	253,132	205,780
Rent	20,018	15,879	11,735
Other operating	158,961	146,019	116,258
Pre-opening	5,813	11,604	12,741
Depreciation and amortization	41,822	37,694	30,446
Impairment and closures	3,000	2,175	1,721
General and administrative	47,430	43,808	38,135

Total costs and expenses	866,470	818,434	671,876
Income from operations	75,861	62,027	63,213
Interest expense, net	3,273	3,844	2,295
Equity income from investments in unconsolidated affiliates	(221)	(215)	(294)

Income before taxes	$72,809	$58,398	$61,212
Provision for income taxes	23,491	19,389	21,176

Net income including noncontrolling interests	$49,318	$39,009	$40,036
Less: Net income attributable to noncontrolling interests	1,839	841	711

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$47,479	$38,168	$39,325

Net income per common share:
Basic	$0.68	$0.53	$0.53

Diluted	$0.67	$0.52	$0.51

Weighted average shares outstanding:
Basic	69,967	72,672	74,611

Diluted	71,298	74,079	76,832

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(in thousands, except share data)

	Class A		Class B
							Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Shares	Par Value	Paid in Capital	Retained Earnings		Noncontrolling Interests	Total
Balance, December 26, 2006	69,002,925	$69	5,265,376	$5	$255,253	$63,747	$—	$1,305	$320,379
Net income	—	—	—	—	—	39,325	—	711	40,036
Contributions from noncontrolling interest partners	—	—	—	—	—	—	—	1,468	1,468
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,100)	(1,100)
Shares issued under stock option plan including tax effects	579,677	1	—	—	4,116	—	—	—	4,117
Minority interest liquidation adjustments	—	—	—	—	123	—	—	—	123
Share-based compensation	—	—	—	—	4,742	—	—	—	4,742

Balance, December 25, 2007	69,582,602	$70	5,265,376	$5	$264,234	$103,072	$—	$2,384	$369,765

Comprehensive income:
Unrealized loss on derivatives, net of tax of $1.0 million	—	—	—	—	—	—	(1,704)	—	(1,704)
Net income	—	—	—	—	—	38,168	—	841	39,009

Total comprehensive income	—	—	—	—	—	—	—	—	37,305
Contributions from noncontrolling interest partners	—	—	—	—	—	—	—	833	833
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,251)	(1,251)
Shares issued under stock option plan including tax effects	1,000,825	1	—	—	5,249	—	—	—	5,250
Repurchase of shares of Common Stock	(6,512,807)	(7)	—	—	(56,967)	—	—	—	(56,974)
Minority interest liquidation adjustments	—	—	—	—	44	—	—	—	44
Share-based compensation	—	—	—	—	7,825	—	—	—	7,825

Balance, December 30, 2008	64,070,620	$64	5,265,376	$5	$220,385	$141,240	$(1,704)	$2,807	$362,797

Comprehensive income:
Unrealized gain on derivatives, net of tax of $1.0 million	—	—	—	—	—	—	1,723	—	1,723
Net income	—	—	—	—	—	47,479	—	1,839	49,318

Total comprehensive income	—	—	—	—	—	—	—	—	51,041
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,068)	(2,068)
Conversion of Class B shares to Class A shares	5,265,376	5	(5,265,376)	(5)	—	—	—	—	—
Shares issued under stock option plan including tax effects	714,779	1	—	—	5,170	—	—	—	5,171
Settlement of restricted stock units, net of tax	334,140	—	—	—	(1,484)	—	—	—	(1,484)
Share-based compensation	—	—	—	—	7,493	—	—	—	7,493

Balance, December 29, 2009	70,384,915	$70	—	$—	$231,564	$188,719	$19	$2,578	$422,950

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 29, 2009	December 30, 2008	December 25, 2007
Cash flows from operating activities:
Net income including noncontrolling interests	$49,318	$39,009	$40,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,822	37,694	30,446
Deferred income taxes	(126)	1,184	(2,698)
Loss on disposition of assets	1,183	1,293	655
Impairment and closure	2,908	2,018	1,721
Equity income from investments in unconsolidated affiliates	(221)	(215)	(294)
Distributions received from investments in unconsolidated affiliates	322	361	359
Provision for doubtful accounts	387	516	(61)
Share-based compensation expense	7,493	7,745	4,742
Changes in operating working capital:
Receivables	(2,777)	7,865	(9,923)
Inventories	136	(515)	(610)
Prepaid expenses and other current assets	468	(2,377)	(584)
Other assets	(2,755)	(399)	(534)
Accounts payable	(4,293)	6,552	4,377
Deferred revenue—gift cards/certificates	2,178	(507)	5,230
Accrued wages	4,686	362	1,440
Excess tax benefits from share-based compensation	(1,774)	(3,288)	(1,786)
Prepaid income taxes and income taxes payable	11,962	(862)	(1,218)
Accrued taxes and licenses	15	2,020	(399)
Other accrued liabilities	(287)	183	2,006
Deferred rent	2,169	2,343	1,625
Other liabilities	2,315	232	2,037

Net cash provided by operating activities	115,129	101,214	76,567

Cash flows from investing activities:
Capital expenditures—property and equipment	(45,516)	(102,536)	(101,923)
Acquisition of franchise restaurants, net of cash acquired	25	(17,835)	(33,222)
Proceeds from sale of property and equipment, including insurance proceeds	2,357	250	613
Investment in equity investees	—	(95)	—

Net cash used in investing activities	(43,134)	(120,216)	(134,532)

Cash flows from financing activities:
(Repayments of) proceeds from revolving credit facility, net	(31,000)	67,000	33,000
Repurchase of shares of common stock	—	(56,974)	—
Proceeds from noncontrolling interest contributions and other	—	877	1,605
Investments in unconsolidated affiliates	(34)	—	—
Distributions to noncontrolling interest holders	(2,068)	(1,251)	(1,100)
Excess tax benefits from share-based compensation	1,774	3,288	1,786
Repayment of stock option and other deposits	(1,346)	(1,812)	(259)
Proceeds from stock option and other deposits	1,215	784	1,073
Settlement of restricted stock units, net of tax	(1,484)	—	—
Principal payments on long-term debt and capital lease obligations	(284)	(1,074)	(2,231)
Payments for debt issuance costs	—	—	(459)
Proceeds from exercise of stock options	2,832	1,858	2,330

Net cash (used in) provided by financing activities	(30,395)	12,696	35,745

Net increase (decrease) in cash	41,600	(6,306)	(22,220)
Cash and cash equivalents—beginning of year	5,258	11,564	33,784

Cash and cash equivalents—end of year	$46,858	$5,258	$11,564

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$3,315	$4,130	$1,744
Income taxes	$11,657	$19,067	$25,092

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

        The accompanying Consolidated Financial Statements as of December 29, 2009 and December 30, 2008 include the accounts of Texas Roadhouse, Inc. (the "Company"), and its wholly-owned subsidiaries, Texas Roadhouse Holdings LLC ("Holdings"), Texas Roadhouse Development Corporation ("TRDC"), and Texas Roadhouse Management Corp. The Company and its wholly-owned subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other license and franchise restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Texas Roadhouse Management Corp. provides management services to Holdings, TRDC and certain other license and franchise restaurants.

        At December 29, 2009 and December 30, 2008, there were 331 and 314 Texas Roadhouse restaurants, respectively, operating in 46 states. Of the 331 restaurants that were operating at December 29, 2009, (i) 261 were Company restaurants, 251 of which were wholly-owned and 10 of which were majority-owned, (ii) 67 were franchise restaurants and (iii) 3 were license restaurants. Of the 314 restaurants that were operating at December 30, 2008, (i) 245 were Company restaurants, 235 of which were wholly-owned and 10 of which were majority-owned, (ii) 66 were franchise restaurants and (iii) 3 were license restaurants.

(2) Summary of Significant Accounting Policies

  (a)    Principles of Consolidation

        At December 29, 2009 and December 30, 2008, the Company had minority ownership in 21 and 19 restaurants, respectively. The unconsolidated restaurants are accounted for using the equity method. The Company exercises significant control over the operating and financial policies of these entities based on the rights granted to the Company under each entity's operating or partnership agreement. Notwithstanding the significant control exercised by the Company over their affairs, the Company does not consolidate such entities because (i) the Company owns only 5% to 10% of these entities and (ii) the revenue, expense and net income, and assets and liabilities that would be attributable to these entities would not be material to our financial position or results of operations. Should the financial position and results of operations of these entities become material to the Company's financial position and results of operations in future periods, the Company will consolidate the entities into its results. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the companies whose accounts have been consolidated have been eliminated.

  (b)    Fiscal Year

        The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2008 was 53 weeks in length. In fiscal 2008, the 53rd week added $17.9 million to restaurant sales and $18.0 million to total revenues and approximately $0.03 to diluted earnings per share in our consolidated statement of income. Fiscal years 2009 and 2007 were 52 weeks in length.

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

  (d)    Receivables

        Receivables consist principally of amounts due from certain franchise and license restaurants for reimbursement of labor costs, pre-opening and other expenses, amounts due for royalty fees from franchise restaurants and credit card receivables.

        Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 120 days and a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (h)    Impairment of Goodwill

        Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), the Company performs tests to assess potential impairments at the end of each fiscal year or during the year if an event or other circumstance indicates that it may be impaired. The Company's assessment is performed at the reporting unit level, which is at the individual restaurant level. In the first step of the review process, the Company compares the estimated fair value of the restaurant with its carrying value, including goodwill. If the estimated fair value of the restaurant exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the restaurant is less than its carrying amount, the second step of the review process requires the calculation of the implied fair value of the goodwill by allocating the estimated fair value of the restaurant to all of the assets and liabilities of the restaurant as if it had been acquired in a business combination. If the carrying value of the goodwill associated with the restaurant exceeds the implied fair value of the goodwill, an impairment loss is recognized for that excess amount.

        The calculation of the estimated fair value of the restaurant is based on the Company's estimate of discounted future cash flows, which considers the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. The assumptions used are consistent with what the Company believes hypothetical market participants would use. The Company also uses a discount rate that is commensurate with the risk inherent in the projected cash flows.

        In 2009, as a result of its annual goodwill impairment analysis, the Company determined that goodwill related to certain restaurants was impaired as discussed further in note 15. Refer to note 6 for additional information related to goodwill and intangible assets.

  (i)    Other Assets

        Other assets consist primarily of deferred compensation plan assets, deposits and costs related to the issuance of debt. The debt issuance costs are being amortized to interest expense over the term of the related debt. For further discussion of the deferred compensation plan, see note 14.

  (j)    Impairment or Disposal of Long-lived Assets

        In accordance with ASC 360-10-05, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. When the Company evaluates restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. The Company's evaluation requires an estimation of future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

period of over 20 years. In the estimation of future cash flows, the Company considers the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. If the carrying amount of the restaurant exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the assets. The Company generally measures fair value by discounting estimated future cash flows or by independent third party appraisal, if available. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what the Company believes hypothetical market participants would use. The Company also uses a discount rate that is commensurate with the risk inherent in the projected cash flows. The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. Assets to be disposed of within a year would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. For further discussion regarding closures and impairments recorded in 2009, 2008 and 2007, including the impairments of goodwill and other long-lived assets refer to note 15.

  (k)    Insurance Reserves

        The Company self-insures a significant portion of expected losses under its workers compensation, general liability and property insurance programs. The Company purchases insurance for individual claims that exceed the amounts listed below:

Workers compensation	$250,000
General liability	$100,000
Property	$25,000

        The Company records a liability for unresolved claims and for an estimate of incurred but not reported claims at its anticipated cost based on estimates provided by a third party administrator and actuary. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0%, which the Company believes approximates the risk free interest rate, resulting in a discount of $0.3 million and $0.2 million at December 29, 2009 and December 30, 2008, respectively. The Company's assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

  (l)    Segment Reporting

        As of December 29, 2009, the Company operated 261 restaurants, each as a single operating segment, and franchised and/or licensed an additional 70 restaurants. The restaurants operate exclusively in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Revenue from external customers is derived principally from food and beverage sales. The Company does not rely on any major customers

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

as a source of revenue. The Company aggregates similar operating segments into a single reportable operating segment if the businesses are considered similar under ASC 280, Segment Reporting. The Company considers restaurant and franchising operations as similar and has aggregated them into a single reportable segment.

  (m)    Revenue Recognition

        Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents the Company's liability for gift cards and certificates that have been sold, but not yet redeemed. When the gift cards and certificates are redeemed, the Company recognizes restaurant sales and reduces deferred revenue.

        For some of the gift cards that were sold, the likelihood of redemption is remote. When the likelihood of a gift card's redemption is determined to be remote, the Company records a breakage adjustment and reduces deferred revenue by the amount never expected to be redeemed. The Company uses historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and has determined that approximately 5% of the value of gift cards will never be redeemed. The methodology the Company uses to match the expected redemption value of unredeemed gift cards to its historic redemption patterns is to amortize the historic 5% rate of breakage over a three year period. As a result, the amount of unredeemed gift card liability included in deferred revenue is the full value of unredeemed gift cards less the amortized portion of the 5% rate of breakage. The Company reviews and adjusts its estimates on a quarterly basis.

        The Company franchises Texas Roadhouse restaurants. The Company executes franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to the Company's approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. The Company collects ongoing royalties of 2.0% to 4.0% of sales from franchise restaurants. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise royalties and fees. The Company recognizes initial franchise fees as revenue after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant. The Company received initial franchise fees of $0.2 million for the year ended December 29, 2009 and $0.1 million for the years ended December 30, 2008 and December 25, 2007, respectively. Continuing franchise royalties are recognized as revenue as the fees are earned. The Company also performs supervisory and administrative services for certain franchise and license restaurants for which it receives management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income. Total revenue recorded for supervisory and administrative services for each of the years ended December 29, 2009, December 30, 2008 and December 25, 2007 was approximately $0.5 million.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (n)    Income Taxes

        The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

  (o)    Advertising

        The Company has a system-wide marketing and advertising fund. The Company maintains control of the marketing and advertising fund and, as such, has consolidated the fund's activity for the years ended December 29, 2009, December 30, 2008 and December 25, 2007. Company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. Advertising costs also include local restaurant area marketing initiatives. Advertising costs are expensed as incurred.

        Advertising costs amounted to approximately $7.0 million, $6.1 million and $4.8 million for the years ended December 29, 2009, December 30, 2008 and December 25, 2007, respectively.

  (p)    Leases and Leasehold Improvements

        The Company leases land, buildings, and/or certain equipment for several of its restaurants under noncancelable lease agreements. The Company's land and building leases typically have initial terms ranging from ten to 15 years, and certain renewal options for one or more five-year periods. The Company accounts for leases in accordance with ASC 840, Leases, and other related authoritative guidance. When determining the lease term, the Company includes option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which the Company is subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if the Company chooses not to continue the use of the leased property.

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

  (r)    Comprehensive Income

        ASC 220, Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and other comprehensive income (loss) items that are excluded from net income under generally accepted accounting principles ("GAAP") in the United States. These items included net unrealized gains (losses) on securities and the effective unrealized portion of changes in fair value of cash flow hedges.

  (s)    Equity Incentive Plan

        The Company accounts for share-based compensation in accordance with ASC 718, Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the financial statements as compensation cost over the service period based on their fair value on the date of grant. Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.

        In accordance with the FASB guidance, the Company elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits. The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in-capital related to tax benefits from share-based employee compensation, less the incremental tax effect of share-based compensation costs that would have been recognized if the fair value recognition provisions had been used to account for share-based compensation costs.

  (t)    Fair Value of Financial Instruments

        In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For those financial assets and liabilities the Company records or discloses at fair value, the Company adopted this guidance at the beginning of fiscal year 2008. Fair value is determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration and considers counterparty performance risk.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (u)    Derivative Instruments and Hedging Activities

        The Company does not use derivative instruments for trading purposes. Currently, the Company's only free standing current derivative instruments are two interest rate swap agreements.

        The Company accounts for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. The Company's current derivatives have been designated and qualify as a cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. There was no hedge ineffectiveness recognized during the periods ended December 29, 2009 and December 30, 2008. As of December 25, 2007, the Company did not have any derivative contracts.

  (v)    Recent Accounting Pronouncements

  Fair Value Measures and Disclosures
  (Accounting Standards Update ("ASU") 2010-06)

        In January 2010, the FASB issued ASU 2010-06 which amends Accounting Standards Codification ("ASC") topic 820, Fair Value Measures and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfer into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (the Company's 2010 fiscal year), except for requirements related to Level 3 disclosures, which are effective for annual and interim period beginning after December 15, 2010 (the Company's 2011 fiscal year). This guidance requires new disclosures only, and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

  FASB Accounting Standards Codification
  (ASU 2009-01)

        In June 2009, the FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative, nongovernmental U.S. generally accepted accounting principle ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009 (the Company's fiscal 2009 third quarter) and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 29, 2009.

        As a result of the Company's implementation of the Codification during the quarter ended September 29, 2009, previous references to new accounting standards and literature are no longer applicable.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  Fair Value of Financial Instruments
  (Included in ASC 825, "Financial Instruments", previously FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments")

        ASC 825 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of ASC 825, the fair values of those financial instruments were only disclosed on an annual basis. ASC 825 is effective for interim reporting periods that end after June 15, 2009 (the Company's fiscal 2009 second quarter). The adoption of ASC 825 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  Subsequent Events
  (Included in ASC 855, "Subsequent Events", previously SFAS No. 165, "Subsequent Events")

        ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim or annual periods ending after June 15, 2009 (the Company's fiscal 2009 second quarter). The adoption of ASC 855 did not materially impact the Company. The Company has performed an evaluation of subsequent events through February 26, 2010, which is the date the financial statements were issued.

  Consolidation of Variable Interest Entities—Amended
  (To be included in ASC 810, "Consolidation", previously SFAS 167, "Amendments to FASB Interpretation No. 46(R)")

        ASC 810 provides guidance for determining the primary beneficiary of a variable interest entity. In addition, ASC 810 requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for the first annual reporting period that begins after November 15, 2009 (fiscal year 2010 for the Company). The Company is currently evaluating the impact of the adoption of ASC 810 on its consolidated financial position, results of operations and cash flows.

(3) Acquisitions

        During the fourth quarter of 2009, the Company terminated its franchise agreement with a franchisee which operated one restaurant. Pursuant to the terms of the franchise agreement, the Company acquired the restaurant from the franchisee for an immaterial amount. As a result, there was no purchase price allocation or subsequent goodwill associated with this acquisition. The Company now operates the restaurant as a company restaurant.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions (Continued)

        This transaction was accounted for using the purchase method. Based on a purchase price of $1.4 million, including approximately $0.1 million of direct acquisition costs and net of $0.1 million of cash acquired, and the Company's estimates of the fair value of net assets acquired, $1.1 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

        The purchase price has been allocated as follows:

Current assets	$20
Property and equipment, net	204
Goodwill	1,069
Intangible asset	270
Current liabilities	(120)

$1,443

        If the acquisition had been completed as of the beginning of the year ended December 30, 2008, pro forma revenue, net income and earnings per share would have been as follows:

53 Weeks Ended
December 30, 2008
Revenue	$883,097
Net income	$38,243
Basic EPS	$0.53
Diluted EPS	$0.52

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

        The intangible asset of $0.3 million has a weighted-average life of approximately 15 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreement including renewals. The Company recorded amortization expense relating to the intangible asset of approximately $17,000 for the year ended December 29, 2009. The Company expects the annual expense for each of the next five years to be approximately $17,000.

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

        These transactions were accounted for using the purchase method. Based on a purchase price of $8.4 million, including approximately $0.2 million of direct acquisition costs and net of the $0.1 million of cash acquired and the $0.1 million charge related to EITF 04-1, and the Company's estimates of the fair value of net assets acquired, $5.7 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

        The purchase price has been allocated as follows:

Current assets	$264
Property and equipment, net	1,741
Goodwill	5,698
Intangible asset	3,465
Current liabilities	(2,778)

$8,390

        If the acquisitions had been completed as of the beginning of the year ended December 30, 2008, pro forma revenue, net income and earnings per share would have been as follows:

53 Weeks Ended
December 30, 2008
Revenue	$896,765
Net income	$37,944
Basic EPS	$0.52
Diluted EPS	$0.51

        As a result of these acquisitions, the Company incurred a charge of $0.1 million and recorded an intangible asset relating to certain reacquired franchise rights of $3.5 million in accordance with EITF 04-1.

        The intangible asset of $3.5 million has a weighted-average life of approximately 13 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals. The remaining terms ranged from 10 to 19 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.2 million for the year ended December 29, 2009. The Company expects the annual expense for each of the next five years to be $0.3 million.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions (Continued)

        These transactions were accounted for using the purchase method. Based on a purchase price of $8.2 million, including approximately $0.1 million of direct acquisition costs and net of the $0.4 million of cash acquired and the $47,000 charge related to EITF 04-1, and the Company's estimates of the fair value of net assets acquired, $6.4 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes, but is deductible for tax purposes.

        The purchase price has been allocated as follows:

Current assets	$84
Property and equipment, net	867
Goodwill	6,441
Intangible asset	1,579
Current liabilities	(693)
Noncurrent liabilities	(105)

$8,173

        If the acquisitions had been completed as of the beginning of the year ended December 30, 2008, pro forma revenue, net income and earnings per share would have been as follows:

53 Weeks Ended
December 30, 2008
Revenue	$883,775
Net income	$38,290
Basic EPS	$0.53
Diluted EPS	$0.52

        As a result of these acquisitions, the Company incurred a charge of $47,000 and recorded an intangible asset relating to certain reacquired franchise rights of $1.6 million in accordance with EITF 04-1.

        The intangible asset of $1.6 million has a weighted-average life of approximately 13 years. When calculating this intangible asset, the Company considered the remaining term of the existing franchise agreements including renewals. The remaining terms ranged from ten to 16 years. The Company recorded amortization expense relating to the intangible asset of approximately $0.1 million for the year ended December 29, 2009. The Company expects the annual expense for each of the next five years to be $0.1 million.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt and Obligations Under Capital Leases

        Long-term debt and obligations under capital leases consisted of the following:

	December 29, 2009	December 30, 2008
Installment loans, due 2010 - 2020	$2,030	$2,194
Obligations under capital leases	396	516
Revolver	99,000	130,000

	101,426	132,710
Less current maturities	247	228

	$101,179	$132,482

        Maturities of long-term debt and obligations under capital leases at December 29, 2009 are as follows:

2010	$247
2011	274
2012	99,304
2013	338
2014	274
Thereafter	989

$101,426

        The weighted average interest rates for installment loans outstanding at December 29, 2009 and December 30, 2008 were 10.58% and 10.55%, respectively. The debt is secured by certain land and buildings.

        The Company has a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank. The facility expires May 31, 2012. The terms of the facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on its leverage ratio, or the Base Rate, which is the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.50%. The Company is required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on the Company's leverage ratio. The weighted-average interest rate for the revolver at December 29, 2009 and December 30, 2008 was 2.36% and 2.73%, respectively, including interest rate swaps. At December 29, 2009, the Company had $99.0 million outstanding under the credit facility and $147.3 million of availability, net of $3.7 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the facility depends on the Company maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The new credit facility permits the Company to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of the Company's consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt and Obligations Under Capital Leases (Continued)

prevent the Company from complying with its financial covenants. The Company is currently in compliance with all covenants as of December 29, 2009.

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

(5) Property and Equipment, Net

        Property and equipment were as follows:

	December 29, 2009	December 30, 2008
Land and improvements	$94,058	$92,733
Buildings and leasehold improvements	326,110	295,513
Equipment and smallwares	142,172	127,179
Furniture and fixtures	45,442	41,217
Construction in progress	6,038	22,959
Liquor licenses	5,450	4,651

	619,270	584,252
Accumulated depreciation and amortization	(162,989)	(128,120)

	$456,281	$456,132

        The amount of interest capitalized in connection with restaurant construction was approximately $0.1 million, $0.5 million and $1.0 million for the years ended December 29, 2009, December 30, 2008 and December 25, 2007, respectively. In 2009, as a result of its annual impairment analysis, the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(5) Property and Equipment, Net (Continued)

Company determined that property and equipment related two restaurants were impaired as discussed further in note 15.

(6) Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 25, 2007	$101,856	$8,414
Additions	12,951	5,313
Amortization expense	—	(920)
Disposals and other, net	—	—

Balance as of December 30, 2008	114,807	12,807
Additions	52	—
Amortization expense	—	(1,132)
Disposals and other, net	—	—
Impairment	(1,394)	(481)

Balance as of December 29, 2009	$113,465	$11,194

        Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 29, 2009 were $14.0 million and $2.8 million, respectively. The Company amortizes reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. The weighted average amortization period of reacquired franchise rights is approximately 14 years. Amortization expense for each of the next five years is expected to be $1.1 million. Prior to fiscal 2009, the Company had not recorded any goodwill or intangible asset impairment. Refer to note 3 for discussion of acquisitions completed during fiscal 2009 and fiscal 2008. In 2009, as a result of its goodwill and long-lived assets impairment analysis, the Company determined that goodwill and intangible assets related to certain restaurants were impaired as discussed further in note 15.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(7) Leases

        The following is a schedule of future minimum lease payments required for capital leases and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 29, 2009:

	Capital Leases	Operating Leases
2010	$117	$19,989
2011	117	19,994
2012	117	19,782
2013	117	19,578
2014	21	19,070
Thereafter	—	109,572

Total	489	$207,985

Less amount representing interest of 10.9%	93

Present value of minimum capital lease payments	396
Less current maturities of obligations under capital leases	80

Obligations under capital leases, excluding current maturities	$316

        Capitalized lease assets, primarily building and equipment, with a cost of approximately $0.9 million at both December 29, 2009 and December 30, 2008 are being amortized on a straight-line basis over the applicable lease terms and interest expense is recognized on the outstanding obligations. The total accumulated amortization of property and equipment held under capital leases totaled $0.4 million at both December 29, 2009 and December 30, 2008.

        Rent expense for operating leases consisted of the following:

	December 29, 2009	December 30, 2008	December 25, 2007
Minimum rent—occupancy	$19,574	$15,232	$11,137
Contingent rent	444	647	598

Rent expense, occupancy	20,018	15,879	11,735
Minimum rent—equipment and other	2,414	2,152	1,969

Rent expense	$22,432	$18,031	$13,704

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes

        Components of the Company's income tax (benefit) and provision for the years ended December 29, 2009, December 30, 2008 and December 25, 2007 are as follows:

	Year Ended December 29, 2009	Year Ended December 30, 2008	Year Ended December 25, 2007
Current:
Federal	$18,680	$14,457	$19,486
State	4,937	3,748	4,388

Total current	23,617	18,205	23,874
Deferred:
Federal	231	1,036	(2,353)
State	(357)	148	(345)

Total deferred	(126)	1,184	(2,698)

Income tax provision	$23,491	$19,389	$21,176

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for December 29, 2009, December 30, 2008 and December 25, 2007 is as follows:

	December 29, 2009	December 30, 2008	December 25, 2007
Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.7	3.7	3.7
Federal tax credits	(7.6)	(7.7)	(5.9)
Incentive stock options	0.4	1.7	1.8
Nondeductible officer compensation	1.1	0.6	—
Other	0.5	0.4	0.4

Total	33.1%	33.7%	35.0%

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        Components of deferred tax assets (liabilities) are as follows:

	December 29, 2009	December 30, 2008
Deferred tax assets:
Insurance reserves	$2,123	$1,692
Other reserves	413	142
Deferred rent	3,831	3,021
Share-based compensation	4,320	3,567
Unredeemed gift cards	2,656	2,544
Other assets and liabilities	2,569	2,399

Total deferred tax asset	15,912	13,365

Deferred tax liabilities:
Depreciation and amortization	(21,041)	(17,448)
Other assets and liabilities	—	(160)

Total deferred tax liability	(21,041)	(17,608)

Net deferred tax liability	$(5,129)	$(4,243)

Current deferred tax asset	$1,531	$1,962
Noncurrent deferred tax liability	(6,660)	(6,205)

Net deferred tax liability	$(5,129)	$(4,243)

        The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not.

        A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

	Uncertain tax positions impacting tax rate	Uncertain tax positions not impacting tax rate	Total uncertain tax positions
Balance at December 25, 2007	$299	$643	$942
Additions to tax positions related to prior years	22	120	142
Reductions due to statute expiration	(19)	—	(19)

Balance at December 30, 2008	302	763	1,065
Additions to tax positions related to prior years	49	—	49
Reductions due to statute expiration	(145)	(565)	(710)

Balance at December 29, 2009	$206	$198	$404

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        The Company, consistent with its existing policy, recognizes both interest and penalties on unrecognized tax benefits as part of income tax expense. As of December 29, 2009 and December 30, 2008, the total amount of accrued penalties and interest related to uncertain tax provisions was $0.3 million and $0.5 million, respectively. Included in the balance of total unrecognized tax benefits at December 29, 2009 are no potential benefits, which, if recognized, would affect the effective tax rate on income taxes.

        All entities for which unrecognized tax benefits exist as of December 29, 2009 possess a December tax year-end. As a result, as of December 29, 2009, the tax years ended December 26, 2006, December 25, 2007 and December 30, 2008 remain subject to examination by all tax jurisdictions. As of December 29, 2009, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company's unrecognized tax benefits. Additionally, as of December 29, 2009, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 28, 2010.

(9) Preferred Stock

        The Company's board of directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of preferred stock outstanding at December 29, 2009 and December 30, 2008.

(10) Stockholders' Equity

        On September 30, 2009, each share of the Company's Class B common stock was automatically converted into one share of common stock.

        On February 14, 2008, the Company's Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase up to $25.0 million of its common stock. On July 8, 2008, the Company's Board of Directors approved a $50.0 million increase in the Company's stock repurchase program. The Company's total stock repurchase authorization increased to $75.0 million. Under this program, the Company may repurchase outstanding shares of its common stock from time to time in open market transactions during the two-year period ending February 14, 2010. The timing and amount of any repurchases will be determined by management of the Company under parameters established by its Board of Directors, based on its evaluation of the Company's stock price, market conditions and other corporate considerations. On November 19, 2009, the Board of Directors extended the expiration date on the stock repurchase program to February 14, 2011.

        For the year ended December 29, 2009, the Company made no purchases of its stock. For the year ended December 30, 2008, the Company paid approximately $56.8 million, excluding commissions, to repurchase 6,512,807 shares at an average price of $8.73 per share.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(11) Earnings Per Share

        The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding. The diluted earnings per share calculations show the effect of the weighted-average stock options and restricted stock awards outstanding from the Company's equity incentive plan as discussed in note 13. For the years ended December 29, 2009, December 30, 2008 and December 25, 2007, options to purchase 2,861,892, 3,196,779 and 2,277,518 shares, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect. For the years ended December 29, 2009 and December 30, 2008, 18,475 and 503,257 shares of nonvested stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

        The following table sets forth the calculation of weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 29, 2009	December 30, 2008	December 25, 2007
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$47,479	$38,168	$39,325

Basic EPS:
Weighted-average common shares outstanding	69,967	72,672	74,611

Basic EPS	$0.68	$0.53	$0.53

Diluted EPS:
Weighted-average common shares outstanding	69,967	72,672	74,611
Dilutive effect of stock options and nonvested stock	1,331	1,407	2,221

Shares—diluted	71,298	74,079	76,832

Diluted EPS	$0.67	$0.52	$0.51

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(12) Commitments and Contingencies

        The estimated cost of completing capital project commitments at December 29, 2009 and December 30, 2008 was approximately $18.5 million and $34.0 million, respectively.

        The Company entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT before granting franchise rights for those restaurants. The Company has subsequently assigned the leases to the franchisees, but remains contingently liable if a franchisee defaults, under the terms of the lease. The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021,the Fargo lease was assigned in February 2006 and expires in July 2016 and the Logan lease was assigned in January 2009 and expires in August 2019. As the fair value of the guarantees is not considered significant, no liability has been recorded. As discussed in note 17, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain officers, directors and 5% stockholders of the Company.

        The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

        During the year ended December 29, 2009, the Company bought most of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. The Company has no material minimum purchase commitments with its vendors that extend beyond a year.

(13) Share-based Compensation

        In May 2004, the Company adopted an equity incentive plan (the "Plan") for eligible participants. This Plan amended and restated the 1997 Texas Roadhouse Management Corp. Stock Option Plan. The Plan provides for granting of incentive and non-qualified stock options to purchase shares of common stock, stock bonus awards (restricted stock unit awards ("RSUs")) and restricted stock awards. The Plan provides for the issuance of 16,000,000 shares of common stock plus an annual increase to be added on the first day of the year for a period of ten years, commencing on January 1, 2005 and ending on (and including) January 1, 2014, equal to the lesser of one percent of the shares of common stock outstanding or 1,000,000 shares of common stock. Options are exercisable at various periods ranging from one to ten years from the date of grant. Beginning in 2008, the Company changed the method by which it provides share-based compensation to its employees by eliminating stock option grants and, instead, granting RSUs as a form of share-based compensation. An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

        The following table summarizes the share-based compensation recorded in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 29, 2009	December 30, 2008	December 25, 2007
Labor expense	$2,836	$2,647	$1,955
General and administrative expense	4,657	5,098	2,787

Total share-based compensation expense	$7,493	$7,745	$4,742

        A summary of share-based compensation activity by type of grant as of December 29, 2009 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 30, 2008	6,276,323	$10.14
Granted	—	—
Forfeited	(122,514)	13.56
Exercised	(714,779)	4.00

Outstanding at December 29, 2009	5,439,030	$10.86	5.31	$12,675

Exercisable at December 29, 2009	5,005,706	$10.60	5.15	$12,623

        In the fourth quarter of 2008, the Company awarded 60,000 fully vested stock options to two consultants for services performed for the Company. In conjunction with the granting of these options, the Company recorded approximately $40,000 in consulting fee expense and approximately $80,000 in building costs as part of a building under construction at December 30, 2008. No stock options were granted during the fiscal year ended December 29, 2009.

        The weighted-average grant date fair value of options granted during the years ended December 30, 2008 and December 25, 2007 was $6.45 and $4.59, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 30, 2008	December 25, 2007
Risk-free interest rate	1.67%	4.41%
Expected term (years)	3.0	3.0 - 5.0
Expected dividend yield	0.0%	0.0%
Volatility	43%	36%

        In connection with its adoption of FASB ASC 718, Compensation ("ASC 718"), the Company determined that it was appropriate to group stock option grants into three homogeneous groups when

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

estimating expected term. These groups consist of grants made primarily to executives, grants made primarily to restaurant-level employees, and grants made to corporate office employees.

        Prior to the adoption of ASC 718, the Company used a four-year term as the expected term of all stock option grants. In connection with its adoption of ASC 718 and the increasing amount of historical data the Company now possesses with regard to stock option exercise activity, the Company re-evaluated its expected term assumptions. Based on historical exercise and post-vesting employee termination behavior, the expected life for options granted to its executives is approximately 5.0 years. For options granted to restaurant-level employees, the expected life is approximately 4.0 years. For options granted to its corporate office employees and consultants, the expected life is approximately 3.0 years. The Company based its expected volatility on the volatilities of similar entities for an appropriate period of time along with the volatility of the Company's stock since its stock began trading on October 5, 2004 in connection with its initial public offering. In accordance with Staff Accounting Bulletin No. 107, for grants issued after October 4, 2006, the Company based its expected volatility solely on the volatility of the Company's stock since its initial public offering.

        The total intrinsic value of options exercised during the years ended December 29, 2009, December 30, 2008 and December 25, 2007 was $5.1 million, $8.1 million and $5.9 million, respectively. As of December 29, 2009, with respect to unvested stock options, there was $0.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.3 years. The total grant date fair value of stock options vested during the years ended December 29, 2009, December 30, 2008 and December 25, 2007 was $1.2 million, $6.3 million and $6.0 million, respectively.

        For the years ended December 29, 2009, December 30, 2008 and December 25, 2007, cash received from options exercised was $2.8 million, $1.9 million and $2.3 million, respectively. The excess tax benefit realized from tax deductions associated with options exercised for the years ended December 29, 2009, December 30, 2008 and December 25, 2007 was $1.8 million, $3.3 million and $1.8 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 30, 2008	1,253,530	$9.63
Granted	655,012	10.19
Forfeited	(53,680)	9.05
Vested	(492,435)	9.70

Outstanding at December 29, 2009	1,362,427	$9.90

        As of December 29, 2009, with respect to unvested RSUs, there was $8.2 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.7 years. The vesting terms of the RSUs range from approximately 1.0 to 5.0 years. The total grant date fair value of

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

RSUs vested during the year ended December 29, 2009 was $4.9 million. No RSUs vested during the year ended December 30, 2008.

(14) Fair Value Measurement

        The following table presents the fair values for the Company's financial assets and liabilities measured on a recurring basis as of December 29, 2009:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$31	$—	$31	$—
Deferred compensation plan—assets	3,390	3,390	—	—
Deferred compensation plan—liabilities	(3,389)	(3,389)	—	—

Total	$32	$1	$31	$—

        The fair value of the Company's interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration. See note 16 for discussion of the Company's interest rate swaps.

        The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Company reports the accounts of the rabbi trust in its consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third-party broker statements. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense on the consolidated statements of income.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(14) Fair Value Measurement (Continued)

        The following table presents the fair values for the Company's nonfinancial assets and liabilities measured on a nonrecurring basis as of December 29, 2009:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses
Long-lived assets held for sale	$1,598	$—	$1,598	$—	$375
Long-lived assets held for use	1,230	—	1,230	—	1,338
Goodwill	651	—	—	651	1,394
Intangible assets	—	—	—	—	481

Total	$3,479	$—	$2,828	$651	$3,588

        Long-lived assets held for sale include land and building and are valued using Level 2 inputs, primarily an independent third party appraisal. These assets are included in Property and equipment in the Company's consolidated balance sheets as the Company does not expect to sell these assets in the next 12 months. Costs to market and/or sell the assets are factored into the estimates of fair value. During the 52 weeks ended December 29, 2009, long-lived assets held for sale with a carrying amount of $2.0 million were written down to their fair value of $1.6 million, resulting in a loss of $0.4 million, which is included in Impairment and closure in the Company's consolidated statements of income.

        Long-lived assets held for use include building, equipment and furniture and fixtures and are valued using Level 2 inputs, primarily an independent third party appraisal. These assets are included in Property and equipment in the Company's condensed consolidated balance sheets. During the 52 weeks ended December 29, 2009, long-lived assets held for use with a carrying amount of $2.5 million were written down to their fair value of $1.2 million, resulting in a loss of $1.3 million, which is included in Impairment and closure in the Company's consolidated statements of income.

        Goodwill in the table above includes goodwill impairment charges of $1.4 million for four underperforming restaurants in which the carrying value of the associated goodwill was reduced to fair value, based on their historical results and anticipated future trends of operations. Intangible assets in the table above includes impairment charges of $0.5 million in which the carrying value of the reacquired franchise rights for two underperforming restaurants were reduced to fair value, based on their historical results and anticipated future trends of operations. Both of these charges are included in Impairment and closure in the Company's consolidated statements of income. For further discussion of impairment charges, see note 15.

        At December 29, 2009 and December 30, 2008, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of the Company's long-term debt is estimated based on the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(14) Fair Value Measurement (Continued)

current rates offered to the Company for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for the Company's debt are as follows:

	December 29, 2009		December 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$2,030	$2,592	$2,194	$2,866
Revolver	99,000	99,000	130,000	130,000

(15) Impairment and Closure Costs

        During 2009, 2008 and 2007, the Company recorded impairment charges of $3.0 million related to long-lived assets and goodwill, $2.2 million related to long-lived assets and $1.7 million related to long-lived assets, respectively. These charges were measured and recognized following current accounting guidance which requires that the carrying value of these assets be tested for impairment whenever circumstances indicate that impairment may exist, or at least annually in the case of goodwill. Refer to note 2 for further discussion of the methodology used by the Company to test for long-lived asset and goodwill impairment.

        Impairment charges in 2009 included $1.9 million related to four underperforming restaurants in which the carrying value of the associated goodwill and reacquired franchise rights were reduced to fair value, based on their historical results and anticipated future trends of operations. Of the $1.9 million impairment charge, $0.6 million was not deductible for tax purposes. For further discussion of goodwill and intangible assets, refer to note 6.

        Impairment charges in 2009 also included $1.3 million related to one underperforming restaurant in which its carrying value was reduced to its estimated fair value, based on its historical results and anticipated future trends of operations. The impairment included building and equipment. In addition, in 2009, the Company recorded a gain of $0.6 million related to the sale of one restaurant which was relocated, a charge of $0.5 million in conjunction with the closure of one restaurant, and recognized a credit of $0.1 million related to the settlement of a lease reserve associated with one restaurant which was closed in 2008.

        The Company recorded an impairment charge of $1.4 million in 2008 as a result of reducing the carrying value of one underperforming restaurant to its estimated fair value, based on its historical results and anticipated future trends of operations. The impairment included land, building, fixtures and equipment. The Company also recorded $0.8 million in 2008 due to a lease reserve and other charges incurred in conjunction with the closure of one restaurant. In 2007, the Company recorded an impairment charge of $1.7 million related to this underperforming restaurant to reduce its carrying value to its estimated fair value, based on its historical results and anticipated future trends of operations. The impairment included buildings, fixtures and equipment.

(16) Derivative and Hedging Activities

        The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under FASB ASC 815, Derivatives and Hedging

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(16) Derivative and Hedging Activities (Continued)

("ASC 815"). The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations of interest rates. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. The Company's counterparty in the interest rate swaps is J.P. Morgan Chase, N.A. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of the Company's common stock. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

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

        The Company entered into the above interest rate swaps with the objective of eliminating the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income. The Company will reclassify any gain or loss from accumulated other comprehensive income, net of tax, on the Company's consolidated balance sheet to interest expense on the Company's consolidated statement of income when the interest rate swap expires or at the time the Company chooses to terminate the swap. See note 14 for fair value discussion of these interest rate swaps.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(16) Derivative and Hedging Activities (Continued)

        The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

			Derivative Assets		Derivative Liabilities
	Balance Sheet Location		December 29, 2009	December 30, 2008	December 29, 2009	December 30, 2008
Derivative Contracts Designated as Hedging Instruments under ASC 815		(1)
Interest rate swaps			$31	$—	$—	$2,704

Total Derivative Contracts			$31	$—	$—	$2,704

(1)
Derivative assets and liabilities are included in fair value of derivative financial instruments on the consolidated balance sheets.

        The following table summarizes the effect of derivative instruments on the consolidated statements of income for the 52 weeks ended December 29, 2009 and the 53 weeks ended December 28, 2008:

				Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)
	Amount of Gain (Loss) Recognized in AOCI (effective portion)					Location of Gain (Loss) Recognized in Income (ineffective portion)	Amount of Gain (Loss) Recognized in Income (ineffective portion)
			Location of Gain (Loss) Reclassified from AOCI Income
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$1,723	$(1,704)	—	$—	$—	—	$—	$—

(17) Related Party Transactions

        The Longview, Texas restaurant, which was acquired by the Company in connection with the completion of the initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is for 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month and will increase on the 11th anniversary date of the lease. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $200,000 and $196,000 for 2009 and 2008, respectively.

        The Bossier City, Louisiana restaurant, of which Steven L. Ortiz owns 65.0% and the Company owns 5.0%, leases the land and building from an entity owned by Mr. Ortiz. The lease term is 15 years and will terminate on March 31, 2020. The lease can be renewed for three additional terms of five years each. Rent is approximately $15,100 per month for the first five years of the lease and escalates 10% each five year period during the term. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent. Total rent payments were approximately $181,000 for both 2009 and 2008.

        The Company has 14 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company at December 29, 2009, December 30, 2008 and

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(17) Related Party Transactions (Continued)

December 25, 2007. These entities paid the Company fees of $2.0 million, $2.1 million and $2.1 million for the years ended December 29, 2009, December 30, 2008 and December 25, 2007, respectively. As discussed in note 12, the Company is contingently liable on leases which are related to three of these restaurants.

(18) Selected Quarterly Financial Data (unaudited)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$246,073	$242,423	$226,467	$227,368	$942,331
Total costs and expenses	$223,790	$220,929	$209,186	$212,565	$866,470
Income from operations	$22,283	$21,494	$17,281	$14,803	$75,861
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$14,334	$13,741	$10,695	$8,709	$47,479
Basic earnings per common share	$0.21	$0.20	$0.15	$0.12	$0.68
Diluted earnings per common share	$0.20	$0.19	$0.15	$0.12	$0.67

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$211,213	$217,311	$217,735	$234,202	$880,461
Total costs and expenses	$190,513	$200,271	$204,314	$223,336	$818,434
Income from operations	$20,700	$17,040	$13,421	$10,866	$62,027
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$12,913	$10,472	$8,644	$6,139	$38,168
Basic earnings per common share	$0.17	$0.14	$0.12	$0.09	$0.53
Diluted earnings per common share	$0.17	$0.14	$0.12	$0.09	$0.52

        In the third quarter of 2009, the Company recorded a gain of $0.6 million ($0.4 million after-tax) related to the sale of a restaurant which was relocated. This gain was partially offset by charges of $0.4 million ($0.2 million after-tax) incurred in conjunction with the closure of a second restaurant in the third quarter of 2009. In the fourth quarter of 2009, the Company recorded a charge of $1.9 million ($0.8 million after-tax) with respect to four underperforming restaurants in which the carrying value, including goodwill and intangible assets, was reduced to fair value. In addition, in the fourth quarter of 2009, the Company recorded a charge of $1.3 million ($0.8 million after-tax) with respect to one underperforming restaurant in which the carrying value, including building and equipment, was reduced to fair value.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(18) Selected Quarterly Financial Data (unaudited) (Continued)

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

        See note 15 for further discussion of impairment and closure costs.