Form 10-Q
period 2010-03-30
Texas Roadhouse, Inc.
filed 2010-05-07
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2010

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

The number of shares of common stock outstanding were 71,414,288 on April 30, 2010.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 30, 2010	December 29, 2009
Assets
Current assets:
Cash and cash equivalents	$53,743	$46,858
Receivables, net of allowance for doubtful accounts of $911 at March 30, 2010 and December 29, 2009	12,543	12,312
Inventories, net	7,311	8,004
Prepaid expenses	7,840	5,611
Deferred tax assets	1,509	1,531
Total current assets	82,946	74,316
Property and equipment, net	453,752	456,281
Goodwill	113,465	113,465
Intangible asset, net	10,925	11,194
Fair value of derivative financial instruments	—	31
Other assets	6,505	6,786
Total assets	$667,593	$662,073

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$253	$247
Accounts payable	27,328	27,882
Deferred revenue — gift cards/certificates	20,009	34,443
Accrued wages	22,540	20,186
Income tax payable	6,174	6,194
Accrued taxes and licenses	10,679	8,579
Other accrued liabilities	10,355	10,672
Total current liabilities	97,338	108,203
Long-term debt and obligations under capital leases, excluding current maturities	89,113	101,179
Stock option and other deposits	3,477	3,653
Deferred rent	12,612	12,089
Deferred tax liabilities	7,918	6,660
Fair value of derivative financial instruments	712	—
Other liabilities	7,983	7,339
Total liabilities	219,153	239,123
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 71,279,512 and 70,384,915 shares issued and outstanding at March 30, 2010 and December 29, 2009, respectively)	71	70
Additional paid in capital	238,193	231,564
Retained earnings	207,960	188,719
Accumulated other comprehensive (loss)gain	(438)	19
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	445,786	420,372
Noncontrolling interests	2,654	2,578
Total equity	448,440	422,950
Total liabilities and equity	$667,593	$662,073

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 30, 2010	March 31, 2009
Revenue:
Restaurant sales	$257,342	$244,090
Franchise royalties and fees	2,282	1,983

Total revenue	259,624	246,073

Costs and expenses:
Restaurant operating costs:
Cost of sales	82,799	83,041
Labor	74,909	71,499
Rent	5,270	4,912
Other operating	42,598	40,860
Pre-opening	1,105	2,284
Depreciation and amortization	10,337	10,471
Impairment and closures	158	(86)
General and administrative	12,342	10,809

Total costs and expenses	229,518	223,790

Income from operations	30,106	22,283

Interest expense, net	730	857
Equity income from investments in unconsolidated affiliates	(108)	(85)

Income before taxes	29,484	21,511
Provision for income taxes	9,606	6,715
Net income including noncontrolling interests	$19,878	$14,796
Less: Net income attributable to noncontrolling interests	637	462

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$19,241	$14,334

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.27	$0.21

Diluted	$0.27	$0.20

Weighted-average shares outstanding:
Basic	70,690	69,426

Diluted	72,226	70,506

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

(unaudited)

					Accumulated
	Class A				Other
		Par	Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Value	Capital	Earnings	Income (Loss)	Interests	Total

Balance, December 29, 2009	70,384,915	$70	$231,564	$188,719	$19	$2,578	$422,950

Comprehensive income:
Unrealized gain on derivatives, net of tax of $0.3 million	—	—	—	—	(457)	—	(457)
Net income	—	—	—	19,241	—	637	19,878

Total comprehensive income							19,421

Distributions to noncontrolling interests	—	—	—	—	—	(561)	(561)
Shares issued under stock option plan including tax effects	669,857	1	5,947	—	—	—	5,948
Settlement of restricted stock units, net of tax	224,740	—	(1,148)	—	—	—	(1,148)
Share-based compensation	—	—	1,830	—	—	—	1,830

Balance, March 30, 2010	71,279,512	$71	$238,193	$207,960	$(438)	$2,654	$448,440

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 30, 2010	March 31, 2009
Cash flows from operating activities:
Net income including noncontrolling interests	$19,878	$14,796
Depreciation and amortization	10,337	10,471
Deferred income taxes	1,567	1,759
Loss on disposition of assets	141	211
Impairment and closures	121	(88)
Equity income from investments in unconsolidated affiliates	(108)	(85)
Distributions received from investments in unconsolidated affiliates	94	91
Provision for doubtful accounts	—	126
Share-based compensation expense	1,830	1,961
Excess tax benefits from share-based compensation	(1,499)	(32)
Changes in operating working capital:
Receivables	(231)	1,196
Inventories	693	395
Prepaid expenses and other current assets	(2,229)	4
Other assets	295	(255)
Accounts payable	(554)	(6,503)
Deferred revenue — gift cards/certificates	(14,434)	(13,658)
Accrued wages	2,354	3,647
Prepaid income taxes and income taxes payable	1,479	4,464
Accrued taxes and licenses	2,100	977
Other accrued liabilities	(317)	231
Deferred rent	523	514
Other liabilities	644	(44)

Net cash provided by operating activities	$22,684	20,178

Cash flows from investing activities:
Capital expenditures — property and equipment	(7,822)	(13,430)
Acquisitions of franchise restaurants, net of cash acquired	—	13
Proceeds from sale of property and equipment, including insurance proceeds	21	67

Net cash used in investing activities	$(7,801)	$(13,350)

Cash flows from financing activities:
Repayments of revolving credit facility, net	(12,000)	(3,000)
Investments in unconsolidated affiliates	—	(18)
Distributions to noncontrolling interest holders	(561)	(581)
Excess tax benefits from share-based compensation	1,499	32
Repayments of stock option and other deposits	(400)	(543)
Proceeds from stock option and other deposits	224	390
Settlement of restricted stock units, net of tax	(1,148)	(634)
Principal payments on long-term debt and capital lease obligations	(60)	(111)
Proceeds from exercise of stock options	4,448	132

Net cash used in financing activities	$(7,998)	$(4,333)

Net increase in cash and cash equivalents	6,885	2,495
Cash and cash equivalents — beginning of period	46,858	5,258
Cash and cash equivalents — end of period	$53,743	$7,753

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$692	$1,009
Income taxes, net of refunds	$6,558	$492

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”, “we” and/or “our”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest, as of and for the 13 weeks ended March 30, 2010 and March 31, 2009.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corp. (“Management Corp”).  We and our subsidiaries operate Texas Roadhouse restaurants. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings and certain other license and franchise restaurants.  All material balances and transactions between the consolidated entities have been eliminated.

As of March 30, 2010 and March 31, 2009, we owned 5.0% to 10.0% equity interest in 21 franchise restaurants.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investment in these unconsolidated affiliates is included in Other assets in our condensed consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates on our condensed consolidated statements of income under Equity income from investments in unconsolidated affiliates.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, income taxes and share-based compensation expense. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 weeks ended March 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 28, 2010.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2009.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2)         Share-based Compensation

We may grant incentive and non-qualified stock options to purchase shares of common stock, stock bonus awards (restricted stock unit awards (“RSUs”)) and restricted stock awards under the Texas Roadhouse, Inc. 2004 Equity Incentive Plan (the “Plan”).  Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by eliminating stock option grants and, instead, granting RSUs as a form of share-based compensation.   An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement.

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended
	March 30, 2010	March 31, 2009

Labor expense	$761	$727
General and administrative expense	1,069	1,234
Total share-based compensation expense	$1,830	$1,961

A summary of share-based compensation activity by type of grant as of March 30, 2010 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 29, 2009	5,439,030	$10.86
Granted	—	—
Forfeited	(10,099)	13.59
Exercised	(669,857)	6.64
Outstanding at March 30, 2010	4,759,074	$11.45	5.22	$15,568

Exercisable at March 30, 2010	4,472,213	$11.31	5.11	$15,254

No stock options were granted during the 13 weeks ended March 30, 2010.

The total intrinsic value of options exercised during the 13 weeks ended March 30, 2010 and March 31, 2009 was $4.6 million and $0.2 million, respectively.  As of March 30, 2010, with respect to unvested stock options, there was an immaterial amount of  unrecognized compensation cost that is expected to be recognized over a weighted-average period of less than a year.  The total grant date fair value of stock options vested for the 13 week periods ended March 30, 2010 and March 31, 2009 was $0.7 million and $0.6 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 29, 2009	1,362,427	$9.90
Granted	150,969	13.64
Forfeited	(4,386)	9.92
Vested	(326,003)	9.37
Outstanding at March 30, 2010	1,183,007	$10.49

As of March 30, 2010, with respect to unvested RSUs, there was $8.2 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.6 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 week periods ended March 30, 2010 and March 31, 2009 was $3.0 million and $2.6 million, respectively.

(3)         Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	March 30, 2010	December 29, 2009
Installment loans, due 2010 – 2020	$1,990	$2,030
Obligations under capital leases	376	396
Revolver	87,000	99,000
	89,366	101,426
Less current maturities	253	247
	$89,113	$101,179

The weighted-average interest rate for installment loans outstanding at March 30, 2010 and December 29, 2009 was 10.58%.  The debt is secured by certain land and buildings.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on its leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at March 30, 2010 and December 29, 2009 was 2.50% and 2.36%, respectively, including interest rate swaps.  At March 30, 2010, we had $87.0 million outstanding under the credit facility and $159.3 million of availability, net of $3.7 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 30, 2010.

(4)         Derivative and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”).  We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates.  By using these instruments, we expose ourselves, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swaps is J.P. Morgan Chase, N.A.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or the market price of the our common stock.  We minimize market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

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

On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount.

We entered into the above interest rate swaps with the objective of eliminating the variability of our interest expense that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income.  We will reclassify any gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on the our consolidated statement of income when the interest rate swap expires or at the time we choose to terminate the swap.  See note 10 for fair value discussion of these interest rate swaps.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance	Derivative Assets		Derivative Liabilities
	Sheet	March 30,	December 29,	March 30,	December 29,
	Location	2010	2009	2010	2009

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$31	$712	$—

Total Derivative Contracts		$—	$31	$712	$—

(1)                             Derivative assets and liabilities are included in fair value of derivative financial instruments on the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the 13 weeks ended March 30, 2010 and March 31, 2009:

						Location of
			Location of	Amount of Loss		Loss
	Amount of Loss		Loss	Reclassified from AOCI		Recognized	Amount of Loss Recognized
	Recognized in AOCI		Reclassified	to Income (effective		in Income	in Income (ineffective
	(effective portion)		from AOCI	portion)		(ineffective	portion)
	2010	2009	Income	2010	2009	portion)	2010	2009

Interest rate swaps	$(457)	$(1,404)	—	$—	$—	—	$—	$—

(5)         Recent Accounting Pronouncements

Fair Value Measures and Disclosures

(Accounting Standards Update (“ASU”) 2010-06)

In January 2010, the FASB issued ASU 2010-06 which amends Accounting Standards Codification (“ASC”) topic 820, Fair Value Measures and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfer into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The changes as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (our 2010 fiscal year), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (our 2011 fiscal year).  This guidance requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810, “Consolidation”, previously SFAS 167, “Amendments to FASB Interpretation No. 46(R)”)

ASC 810 provides guidance for determining the primary beneficiary of a variable interest entity.  In addition, ASC 810 requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  ASC 810 is effective for the first annual and interim reporting periods that begin after November 15, 2009 (our fiscal year 2010).  The adoption of ASC 810 had no impact on our consolidated financial position, results of operations and cash flows.

(6)         Commitments and Contingencies

The estimated cost of completing capital project commitments at March 30, 2010 and December 29, 2009 was approximately $26.5 million and $18.5 million, respectively.

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults under the terms of a lease.  The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021, the Fargo lease was assigned in February 2006 and expires in July 2016 and the Logan lease was assigned in January 2009 and expires in August 2019.  As the fair value of the guarantees is not considered significant, no liability has been recorded.  As discussed in note 7, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain of our officers, directors or 5% shareholders.

We are involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

 We currently buy most of our beef from two to four suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

(7)         Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $55,000 for the 13 week period ended March 30, 2010 and approximately $50,000 for the thirteen week period ended March 31, 2009.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz owns 65.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.  Rent is approximately $15,100 per month and escalates 10% each five year period during the term.  The next rent escalation is in Q2 2010.  After the escalation, rent will be approximately $16,600 per month.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $45,000 for each of the 13 week periods ended March 30, 2010 and March 31, 2009.

 We have 14 franchise and license restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders at March 30, 2010 and March 31, 2009. These entities paid us fees of approximately $0.5 million during each of the 13 week periods ended March 30, 2010 and March 31, 2009, respectively.  As disclosed in note 6, we are contingently liable on leases which are related to three of these restaurants.

(8)         Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options, RSUs and restricted stock awards outstanding from our equity incentive plan as discussed in note 2.  For the 13 weeks ended March 30, 2010 and  March 31, 2009, options to purchase 2,207,141 and 4,520,566  shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the 13 weeks ended March 30, 2010 and March 31, 2009, 18,281 and 356,273 shares of nonvested stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended
	March 30, 2010	March 31, 2009
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$19,241	$14,334

Basic EPS:
Weighted-average common shares outstanding	70,690	69,426

Basic EPS	$0.27	$0.21

Diluted EPS:
Weighted-average common shares outstanding	70,690	69,426
Dilutive effect of stock options and restricted stock	1,536	1,080
Shares — diluted	72,226	70,506

Diluted EPS	$0.27	$0.20

(9)         Acquisitions

During the fourth quarter of 2009, we terminated our franchise agreement with a franchisee which operated one restaurant.  Pursuant to the terms of the franchise agreement, we acquired the restaurant from the franchisee for an immaterial amount.  As a result, there was no purchase price allocation or subsequent goodwill associated with this acquisition.  We now operate the restaurant as a company restaurant.

(10) Fair Value Measurement

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis as of March 30, 2010:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(712)	$—	$(712)	$—
Deferred compensation plan — assets	3,940	3,940	—	—
Deferred compensation plan - liabilities	(3,918)	(3,918)	—	—

Total	$(690)	$22	$(712)	$—

The fair value of our interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration. See note 4 for discussion of our interest rate swaps.

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the “Deferred Compensation Plan”) is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in our condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense on the condensed consolidated statements of income.

The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis as of  March 30, 2010:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses

Long-lived assets held for sale	$1,598	$—	$1,598	$—	$—
Long-lived assets held for use	1,230	—	1,230	—	—
Goodwill	651	—	—	651	—

Total	$3,479	$—	$2,828	$651	$—

Long-lived assets held for sale include land and building and are valued using Level 2 inputs, primarily an independent third party appraisal.  These assets are included in Property and equipment in the Company’s condensed consolidated balance sheets as we do not expect to sell these assets in the next 12 months.  Costs to market and/or sell the assets are factored into the estimates of fair value.  The long-lived assets related to this restaurant are currently classified as held for sale.

Long-lived assets held for use include building, equipment and furniture and fixtures and are valued using Level 2 inputs, primarily independent third party appraisal.  These assets are included in Property and equipment in our condensed consolidated balance sheets.

Goodwill in the table above relates to two underperforming restaurants in which the carrying value of the associated goodwill was reduced to fair value, based on their historical results and anticipated future trends of operations.

At March 30, 2010 and December 29, 2009, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt are as follows:

	March 30, 2010		December 29, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$1,990	$2,526	$2,030	$2,592
Revolver	87,000	87,000	99,000	99,000

(11)  Stock Repurchase Program

On February 14, 2008, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $25.0 million of our common stock.  On July 8, 2008, our Board of Directors approved a $50.0 million increase in our stock repurchase program.  Our total stock repurchase authorization increased to $75.0 million.  Under this program, we were authorized to repurchase outstanding shares of our common stock from time to time in open market transactions through February 14, 2010.  On November 19, 2009, the Board of Directors extended the expiration date on the stock repurchase program to February 14, 2011.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of the Company’s stock price, market conditions and other corporate considerations.

For the 13 weeks ended March 30, 2010 and March 31, 2009, we did not repurchase any shares of our common stock.  The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 30, 2010, there were 334 restaurants operating in 46 states, including:

•  264 “company restaurants,” of which 254 were wholly-owned and 10 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income.

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

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in eight of the 10 majority-owned company restaurants, and (ii) 64 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 30, 2010 and March 31, 2009 are referred to as Q1 2010 and Q1 2009.

Long-term Strategies to Grow Earnings Per Share

Our long-term strategies with respect to increasing net income and earnings per share include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing and new domestic and international markets. We will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels, the presence of shopping and entertainment centers and a significant employment base.  Our ability to expand our restaurant base is influenced by factors beyond our control and therefore we may not be able to achieve our anticipated growth.  Due, in part, to increasing restaurant development costs, we moderated our restaurant development plans for 2009 and 2010.  For 2010, we expect our average capital investment for developing our prototype restaurant to decrease by $0.2 million to $0.4 million from our $4.0 million average in 2009.  These increases are a result of building design modifications and lower site work costs, as landlords are becoming more responsible for a higher portion of certain of these costs.  We continue to focus on driving sales and decreasing restaurant development costs in order to increase our restaurant development in the future.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement on April 26, 2010 for the development of Texas Roadhouse restaurants in eight countries over the next ten years, the first of which is expected to open in early 2011.  We may also look to acquire franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 264 restaurants we owned and operated at March 30, 2010, 263 operated as Texas Roadhouse restaurants, while one operated under the name of Aspen Creek.  The majority of our restaurant growth in 2010 will be Texas Roadhouse restaurants; however, we plan to open two additional Aspen Creek restaurants as we continue testing the viability of the concept.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management.

Leveraging Our Scalable Infrastructure.   Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing and operations. Historically, general and administrative costs have increased at a slower growth rate than our revenue.  Whether we are able to continue leveraging our infrastructure will depend, in part, on our new restaurant and comparable restaurant sale growth rates going forward.

Stock Repurchase Program.  We continue to look at opportunities to repurchase our common stock at favorable market prices under our stock repurchase program.  Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our common stock.  As of March 30, 2010, $18.2 million worth of common stock remains authorized for repurchase.  We made no purchases of our common stock during the 13 weeks ended March 30, 2010.

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

Comparable Restaurant Sales Growth.   Comparable restaurant sales growth reflects the change in year-over-year sales for all company restaurants for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the current interim period excluding restaurants closed during the period. Comparable restaurant sales growth can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

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

Other Key Definitions

Restaurant Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the consolidated statements of income.

Franchise Royalties and Fees.   Domestic franchisees typically pay a $40,000 initial franchise fee for each new restaurant and a franchise renewal fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our domestic franchisees.

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

Equity Income from Unconsolidated Affiliates.   As of March 30, 2010 and March 31, 2009, we owned a 5.0% to 10.0% equity interest in 21 franchise restaurants and 19 franchise restaurants, respectively. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at March 30, 2010 and March 31, 2009 included ten majority-owned restaurants, all of which were open.

Results of Operations

	13 Weeks Ended
	March 30, 2010		March 31, 2009
($ in thousands)	$	%	$	%

Revenue:
Restaurant sales	257,342	99.1	244,090	99.2
Franchise royalties and fees	2,282	0.9	1,983	0.8

Total revenue	259,624	100.0	246,073	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	82,799	32.2	83,041	34.0
Labor	74,909	29.1	71,499	29.3
Rent	5,270	2.0	4,912	2.0
Other operating	42,598	16.6	40,860	16.7
(As a percentage of total revenue)
Pre-opening	1,105	0.4	2,284	0.9
Depreciation and amortization	10,337	4.0	10,471	4.3
Impairment and closures	158	0.1	(86)	NM
General and administrative	12,342	4.8	10,809	4.4

Total costs and expenses	229,518	88.4	223,790	90.9
Income from operations	30,106	11.6	22,283	9.1
Interest expense, net	730	0.3	857	0.3
Equity income from investments in unconsolidated affiliates	(108)	NM	(85)	NM

Income before taxes	29,484	11.4	21,511	8.7
Provision for income taxes	9,606	3.7	6,715	2.7
Net income including noncontrolling interests	19,878	7.7	14,796	6.0
Net income attributable to noncontrolling interests	637	0.3	462	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	19,241	7.4	14,334	5.8

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 29, 2009	261	70	331
Openings	3	—	3
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at March 30, 2010	264	70	334

Q1 2010 (13 weeks) Compared to Q1 2009 (13 weeks)

Restaurant Sales.   Restaurant sales increased by 5.4% in Q1 2010 as compared to Q1 2009.  This increase was attributable to the opening of new restaurants and an increase in comparable restaurant sales and average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	Q1 2010	Q1 2009

Store weeks	3,412	3,249
Comparable restaurant sales growth/(decline)	0.4%	(1.3)%
Average unit volume (in thousands)	$974	$972

We have implemented certain menu pricing increases to partially offset impacts from higher operating costs and other inflationary pressures.  The following table summarizes our menu pricing actions for the periods shown.

Increased Menu Pricing

April 2009	1.4%
May/June 2008	1.5%
January/February 2008	1.1%

While we have implemented certain menu price increases, average guest check has remained fairly constant.  This is due to some guests purchasing fewer alcoholic beverages and/or shifting their selections to lower priced menu items.  We will continue to evaluate the need for and test further menu price increases as we assess the current inflationary and competitive environment.

In 2010, we plan to open 14 to 15 company restaurants, three of which opened during Q1 2010.  We have either begun construction or have sites currently under contract for purchase or lease for 10 of the remaining restaurants.  In addition, we will continue to evaluate opportunities for international development and acquiring additional franchise restaurants in 2010.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.3 million, or by 15.1%, in Q1 2010 from Q1 2009.  The increase in Q1 2010 was primarily attributable to the opening of new restaurants in 2009, increasing royalty rates in conjunction with the renewal of certain franchise agreements and an increase in average unit volumes.  Franchise comparable restaurant sales increased 0.9% in Q1 2010.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 32.2% in Q1 2010 from 34.0% in Q1 2009.  This decrease was primarily attributable to the benefit of lower beef costs, lower food costs on items such as wheat and oil-based ingredients, lower produce costs and the menu price increases discussed above.  For 2010, we have fixed price contracts for 65-70% of our overall food costs with the remainder subject to fluctuating market prices.  While commodity cost deflation was higher in Q1 2010 due to the way we purchased certain proteins, we continue to expect commodity cost deflation of approximately 2.5-3.0% in 2010.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.1% in Q1 2010 from 29.3% in Q1 2009.  This decrease was primarily attributable to an increase in average unit volumes and the menu price increases discussed above combined with lower turnover, partially offset by higher average wage rates.  For Q1 2010, our turnover rate for hourly employees at restaurants open 12 months or more was below 80% compared to slightly under 90% in Q1 2009.  Higher average hourly wage rates resulted from several state-mandated increases in minimum and tip wage rates throughout 2009, including increases in federal minimum wage rate in July 2009.  We anticipate our labor costs will continue to be pressured by inflation, which is primarily caused by federal and state-mandated increases in minimum and tip wage rates.  However, we expect that this pressure will not be as much as it has been in the past.  These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, remained the same in Q1 2010 compared to Q1 2009 at 2.0%.  The benefit from an increase in average unit volumes was offset by the impact of leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, decreased slightly to 16.6% in Q1 2010 from 16.7% in Q1 2009.  This decrease was primarily attributable to lower costs for utilities and supplies, as a percentage of restaurant sales, combined with an increase in average unit volumes, partially offset by higher costs for managing partner and market partner bonuses, as a percentage of restaurant sales.  We continue to work with various suppliers to lock in lower natural gas and electric rates where possible.  Managing partner and market partner bonus expense was higher in Q1 2010 as a result of improved restaurant sales and margins.

Restaurant Pre-opening Expenses.   Pre-opening expenses decreased to $1.1 million in Q1 2010 from $2.3 million in Q1 2009.  This decrease was primarily attributable to fewer restaurant openings in Q1 2010 compared to Q1 2009.  In 2010, we plan to open 14 to 15 company restaurants, three of which opened in Q1 2010.  In 2009, we opened 17 company restaurants, nine of which opened in Q1 2009.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, decreased to 4.0% in Q1 2010 from 4.3% in Q1 2009.  This decrease was primarily attributable to an increase in average unit volumes and lower depreciation expense on older restaurants, partially offset by higher construction costs and other capital spending on new restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses increased to $0.2 million in Q1 2010 compared to ($0.1) million in Q1 2009.  In Q1 2010, we recorded an impairment charge of $0.1 million related to the write-down of equipment associated with one restaurant, which was subsequently closed in the second quarter of 2010.  We also recorded closure costs of $0.1 million in Q1 2010 relating to various restaurant closures that took place in fiscal 2009.  The $0.1 million credit in Q1 2009 was a result of settling the lease reserve for a restaurant that was closed in fiscal year 2008.

General and Administrative Expenses.  G&A, as a percentage of total revenue, increased to 4.8% in Q1 2010 from 4.4% in Q1 2009.  This increase was primarily attributable to higher performance-based bonus expense as a result of higher profitability, combined with higher costs related to international development.  We anticipate that our G&A expense in the second quarter of 2010 will be higher as the costs related to our 2010 managing partner conference will be $1.0 to $1.2 million higher than last year.

Interest Expense, Net.   Interest expense decreased to $0.7 million in Q1 2010 from $0.9 million in Q1 2009.  This decrease was primarily attributable to lower interest rates, partially offset by lower capitalized interest.  Lower capitalized interest was primarily due to slower restaurant development in Q1 2010 compared to Q1 2009.

Income Tax Expense.   We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”).  Our effective tax rate increased to 33.3% in Q1 2010 from 31.9% in Q1 2009.  This increase was primarily attributable to higher profitability, which led to lower federal tax credits, such as FICA tip credit and Work Opportunity Tax credits, as a percentage of net income before tax, and an increase in the non-deductibility of officers’ compensation and was partially offset by lower non-deductible stock compensation expense.  We expect the effective tax rate to be approximately 33.0% for fiscal 2010.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
	March 30, 2010	March 31, 2009

Net cash provided by operating activities	$22,684	$20,178
Net cash used in investing activities	(7,801)	(13,350)
Net cash used in financing activities	(7,998)	(4,333)

Net increase in cash and cash equivalents	$6,885	$2,495

Net cash provided by operating activities was $22.7 million in Q1 2010 compared to $20.2 million in Q1 2009.  This increase was primarily due to higher net income, partially offset by other changes in working capital.  Net income was $5.0 million higher as a result of having more restaurants open and higher restaurants sales and margins.

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

Net cash used in investing activities was $7.8 million in Q1 2010 compared to $13.4 million in Q1 2009.  This decrease was primarily due to lower spending on capital expenditures as a result of the timing of openings in Q1 2010, in which we opened three company restaurants, compared to Q1 2009, in which we opened nine company restaurants.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 30, 2010, 117 of the 264 company restaurants had been developed on land which we owned.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2010, we expect our capital expenditures to be approximately $50.0 million, the majority of which will relate to planned restaurant openings.  This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility.  For 2010, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to repay borrowings under our credit facility and/or increase our cash balance. Currently, our intent is to retain our future earnings, if any, primarily to finance the future development and operation of our business.

Net cash used in financing activities was $8.0 million in Q1 2010 as compared to $4.3 million in Q1 2009.  This increase was primarily due to paying down more on borrowings under our credit facility.

On February 14, 2008, our Board of Directors approved a stock repurchase program to repurchase up to $25.0 million of common stock.  On July 8, 2008, our Board of Directors approved a $50.0 million increase in the Company’s stock repurchase program, thereby increasing the Company’s total stock repurchase authorization to $75.0 million.  Under this program, we were authorized to repurchase outstanding shares from time to time in open market transactions through February 14, 2010.  On November 19, 2009, our Board of Directors approved the extension of this date to February 14, 2011.  No repurchases were made during Q1 2010 or Q1 2009.  The timing and the amount of any repurchases will be determined by our management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations. The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

In Q1 2010, we paid distributions of $0.6 million to equity holders of ten of our majority-owned company restaurants.  In Q1 2009, we paid distributions of $0.6 million to equity holders of nine of our majority-owned company restaurants.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on our leverage ratio.  The weighted-average interest rate for the revolver at March 30, 2010 and December 29, 2009 was 2.50% and 2.36%, respectively, including interest rate swaps.  The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 30, 2010.

At March 30, 2010, we had $87.0 million of outstanding borrowings under our credit facility and $159.3 million of availability net of $3.7 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $2.0 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at March 30, 2010 was 2.68%, including interest rate swaps.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 30, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$88,990	$171	$87,401	$496	$922
Capital lease obligations	376	82	192	102	—
Interest (1)	1,109	238	388	256	227
Operating lease obligations	203,869	20,151	39,946	38,266	105,506
Capital obligations	26,464	26,464	—	—	—
Total contractual obligations (2)	$320,808	$47,106	$127,927	$39,120	$106,655

(1)         Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of March 30, 2010 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 3 of the condensed consolidated financial statements, can fluctuate daily.

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

Recently Issued Accounting Standards

Fair Value Measures and Disclosures

(Accounting Standards Update (“ASU”) 2010-06)

In January 2010, the FASB issued ASU 2010-06 which amends Accounting Standards Codification (“ASC”) topic 820, Fair Value Measures and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfer into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The changes as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (our 2010 fiscal year), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (our 2011 fiscal year).  This guidance requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810, “Consolidation”, previously SFAS 167, “Amendments to FASB Interpretation No. 46(R)”)

ASC 810 provides guidance for determining the primary beneficiary of a variable interest entity.  In addition, ASC 810 requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  ASC 810 is effective for the first annual and interim reporting periods that begin after November 15, 2009 (our fiscal year 2010).  The adoption of ASC 810 had no impact on our consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.  At March 30, 2010 there was $87.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR.  Our various other notes payable totaled $2.0 million at March 30, 2010 and had fixed rates ranging from 10.46% to 10.80%.  Should interest rates on our variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.0 million.

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

By using derivative instruments to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swaps is J.P. Morgan Chase, N.A.

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

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 29, 2009, under the heading “Special Note Regarding Forward-looking Statements” and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 14, 2008, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $25.0 million of our common stock through February 14, 2010.  On July 8, 2008, our Board of Directors approved a $50.0 million increase in our stock repurchase program.  On November 19, 2009, our Board of Directors extended the expiration date on the stock repurchase program to February 14, 2011.  We made no repurchases of common stock during the 13 weeks ended March 30, 2010.  The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved)

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

TEXAS ROADHOUSE, INC.

Date: May 7, 2010	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: May 7, 2010	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)