Form 10-Q
period 2010-06-29
Texas Roadhouse, Inc.
filed 2010-08-06
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2010

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

The number of shares of common stock outstanding were 71,618,651 on July 30, 2010.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 29, 2010	December 29, 2009
Assets
Current assets:
Cash and cash equivalents	$60,235	$46,858
Receivables, net of allowance for doubtful accounts of $880 at June 29, 2010 and $911 at December 29, 2009	12,428	12,312
Inventories, net	7,602	8,004
Prepaid expenses	5,495	5,611
Deferred tax assets	2,238	1,531
Total current assets	87,998	74,316
Property and equipment, net	453,365	456,281
Goodwill	113,465	113,465
Intangible asset, net	10,656	11,194
Fair value of derivative financial instruments	—	31
Other assets	7,103	6,786
Total assets	$672,587	$662,073

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$260	$247
Accounts payable	25,009	27,882
Deferred revenue — gift cards/certificates	17,023	34,443
Accrued wages	22,199	20,186
Income tax payable	4,245	6,194
Accrued taxes and licenses	10,952	8,579
Other accrued liabilities	11,988	10,672
Total current liabilities	91,676	108,203
Long-term debt and obligations under capital leases, excluding current maturities	79,046	101,179
Stock option and other deposits	3,740	3,653
Deferred rent	13,180	12,089
Deferred tax liabilities	7,920	6,660
Fair value of derivative financial instruments	2,794	—
Other liabilities	8,708	7,339
Total liabilities	207,064	239,123
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 71,571,384 and 70,384,915 shares issued and outstanding at June 29, 2010 and December 29, 2009, respectively)	72	70
Additional paid in capital	241,483	231,564
Retained earnings	222,996	188,719
Accumulated other comprehensive (loss) gain	(1,716)	19
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	462,835	420,372
Noncontrolling interests	2,688	2,578
Total equity	465,523	422,950
Total liabilities and equity	$672,587	$662,073

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Revenue:
Restaurant sales	$252,835	$240,301	$510,177	$484,391
Franchise royalties and fees	2,327	2,122	4,609	4,105

Total revenue	255,162	242,423	514,786	488,496

Costs and expenses:
Restaurant operating costs:
Cost of sales	82,660	80,314	165,459	163,355
Labor	74,497	71,074	149,406	142,573
Rent	5,287	4,929	10,557	9,841
Other operating	42,767	39,812	85,365	80,672
Pre-opening	1,307	933	2,412	3,217
Depreciation and amortization	10,262	10,616	20,599	21,087
Impairment and closures	100	14	258	(72)
General and administrative	14,953	13,237	27,295	24,046

Total costs and expenses	231,833	220,929	461,351	444,719

Income from operations	23,329	21,494	53,435	43,777

Interest expense, net	704	876	1,434	1,733
Equity income from investments in unconsolidated affiliates	(92)	(64)	(200)	(149)

Income before taxes	22,717	20,682	52,201	42,193
Provision for income taxes	7,049	6,436	16,655	13,151
Net income including noncontrolling interests	$15,668	$14,246	$35,546	$29,042
Less: Net income attributable to noncontrolling interests	632	505	1,269	967

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$15,036	$13,741	$34,277	$28,075

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.21	$0.20	$0.48	$0.40

Diluted	$0.21	$0.19	$0.47	$0.40

Weighted-average shares outstanding:
Basic	71,471	69,909	71,076	69,666

Diluted	72,961	71,361	72,587	70,948

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance, December 29, 2009	70,384,915	$70	$231,564	$188,719	$19	$2,578	$422,950

Comprehensive income:
Unrealized loss on derivatives, net of tax of $1.1 million	—	—	—	—	(1,735)	—	(1,735)
Net income	—	—	—	34,277	—	1,269	35,546

Total comprehensive income							33,811

Distributions to noncontrolling interests	—	—	—	—	—	(1,159)	(1,159)
Shares issued under stock option plan including tax effects	894,218	1	7,908	—	—	—	7,909
Settlement of restricted stock units, net of tax	292,251	1	(1,725)	—	—	—	(1,724)
Share-based compensation	—	—	3,736	—	—	—	3,736

Balance, June 29, 2010	71,571,384	$72	$241,483	$222,996	$(1,716)	$2,688	$465,523

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 29, 2010	June 30, 2009
Cash flows from operating activities:
Net income including noncontrolling interests	$35,546	$29,042
Depreciation and amortization	20,599	21,087
Deferred income taxes	1,643	2,664
Loss on disposition of assets	630	443
Impairment and closures	141	(104)
Equity income from investments in unconsolidated affiliates	(200)	(149)
Distributions received from investments in unconsolidated affiliates	212	187
Provision for doubtful accounts	(31)	200
Share-based compensation expense	3,736	3,814
Excess tax benefits from share-based compensation	(2,095)	(1,744)
Changes in operating working capital:
Receivables	(85)	759
Inventories	402	266
Prepaid expenses and other current assets	116	1,525
Other assets	(301)	(775)
Accounts payable	(2,873)	(8,619)
Deferred revenue — gift cards/certificates	(17,420)	(16,540)
Accrued wages	2,013	3,301
Prepaid income taxes and income taxes payable	146	7,316
Accrued taxes and licenses	2,373	1,650
Other accrued liabilities	1,316	591
Deferred rent	1,091	1,046
Other liabilities	1,369	566

Net cash provided by operating activities	$48,328	$46,526

Cash flows from investing activities:
Capital expenditures — property and equipment	(17,967)	(22,526)
Acquisitions of franchise restaurants, net of cash acquired	—	50
Proceeds from sale of property and equipment, including insurance proceeds	51	120

Net cash used in investing activities	$(17,916)	$(22,356)

Cash flows from financing activities:
Repayments of revolving credit facility, net	(22,000)	(6,000)
Investments in unconsolidated affiliates	(28)	(19)
Distributions to noncontrolling interest holders	(1,159)	(1,137)
Excess tax benefits from share-based compensation	2,095	1,744
Repayments of stock option and other deposits	(536)	(938)
Proceeds from stock option and other deposits	623	670
Settlement of restricted stock units, net of tax	(1,724)	(892)
Principal payments on long-term debt and capital lease obligations	(120)	(171)
Proceeds from exercise of stock options	5,814	2,294

Net cash used in financing activities	$(17,035)	$(4,449)

Net increase in cash and cash equivalents	13,377	19,721
Cash and cash equivalents — beginning of period	46,858	5,258
Cash and cash equivalents — end of period	$60,235	$24,979

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,390	$1,866
Income taxes, net of refunds	$14,864	$3,180

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”, “we” and/or “our”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest, as of and for the 13 and 26 weeks ended June 29, 2010 and June 30, 2009.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corp. (“Management Corp”) and Aspen Creek, LLC (“Aspen Creek”).  We and our subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings, Aspen Creek and certain other license and franchise restaurants.  All material balances and transactions between the consolidated entities have been eliminated.

As of June 29, 2010 and June 30, 2009, we owned 5.0% to 10.0% equity interest in 21 and 19 franchise restaurants, respectively.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investment in these unconsolidated affiliates is included in Other assets in our condensed consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates on our condensed consolidated statements of income under Equity income from investments in unconsolidated affiliates.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 26 weeks ended June 29, 2010 are not necessarily indicative of the results that may be expected for the year ending December 28, 2010.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2009.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009

Labor expense	$842	$695	$1,603	$1,422
General and administrative expense	1,064	1,158	2,133	2,392
Total share-based compensation expense	$1,906	$1,853	$3,736	$3,814

A summary of share-based compensation activity by type of grant as of June 29, 2010 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 29, 2009	5,439,030	$10.86
Granted	—	—
Forfeited	(23,169)	14.34
Exercised	(894,218)	6.50
Outstanding at June 29, 2010	4,521,643	$11.71	5.04	$10,297

Exercisable at June 29, 2010	4,282,364	$11.60	4.94	$10,191

No stock options were granted during the 26 weeks ended June 29, 2010.

The total intrinsic value of options exercised during the 13 weeks ended June 29, 2010 and June 30, 2009 was $1.9 million and $4.0 million, respectively.  The total intrinsic value of options exercised during the 26 weeks ended June 29, 2010 and June 30, 2009 was $6.6 million and $4.2 million, respectively.  As of June 29, 2010, with respect to unvested stock options, there was an immaterial amount of  unrecognized compensation cost that is expected to be recognized over a weighted-average period of less than a year.  The total grant date fair value of stock options vested for both 13 week periods ended June 29, 2010 and June 30, 2009 was $0.2 million.  The total grant date fair value of stock options vested for the 26 week periods ended June 29, 2010 and June 30, 2009 was $1.0 million and $0.7 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 29, 2009	1,362,427	$9.90
Granted	285,375	13.82
Forfeited	(13,852)	10.70
Vested	(430,843)	9.71
Outstanding at June 29, 2010	1,203,107	$10.85

As of June 29, 2010, with respect to unvested RSUs, there was $8.0 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.6 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 week periods ended June 29, 2010 and June 30, 2009 was $1.1 million and $0.8 million, respectively.  The total grant date fair value of RSUs vested for the 26 week periods ended June 29, 2010 and June 30, 2009 was $4.2 million and $3.4 million, respectively.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	June 29, 2010	December 29, 2009
Installment loans, due 2010 – 2020	$1,949	$2,030
Obligations under capital leases	357	396
Revolver	77,000	99,000
	79,306	101,426
Less current maturities	260	247
	$79,046	$101,179

The weighted-average interest rate for installment loans outstanding at June 29, 2010 and December 29, 2009 was 10.58%.  The debt is secured by certain land and buildings.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America,

N.A., Banc of America Securities LLC and PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at June 29, 2010 and December 29, 2009 was 2.75% and 2.36%, respectively, including interest rate swaps.  At June 29, 2010, we had $77.0 million outstanding under the credit facility and $169.3 million of availability, net of $3.7 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 29, 2010.

(4)   Derivative and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”).  We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates.  By using these instruments, we expose ourselves, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swaps is J.P. Morgan Chase, N.A.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or the market price of our common stock.  We minimize market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

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

We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income.  We will reclassify any gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income when the interest rate swap expires or at the time we choose to terminate the swap.  See note 10 for fair value discussion of these interest rate swaps.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance	Derivative Assets		Derivative Liabilities
	Sheet Location	June 29, 2010	December 29, 2009	June 29, 2010	December 29, 2009

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$31	$2,794	$—

Total Derivative Contracts		$—	$31	$2,794	$—

(1)                             Derivative assets and liabilities are included in fair value of derivative financial instruments on the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the 26 weeks ended June 29, 2010 and June 30, 2009:

	Amount of (Loss) Gain Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective	Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2010	2009	Income	2010	2009	portion)	2010	2009

Interest rate swaps	$(1,735)	$152	—	$—	$—	—	$—	$—

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

(6)           Commitments and Contingencies

The estimated cost of completing capital project commitments at June 29, 2010 and December 29, 2009 was approximately $31.0 million and $18.5 million, respectively.

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

(7)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $55,000 and $50,000 for the 13 week periods ending June 29, 2010 and June 30, 2009, respectively.   For each of the 26 week periods ended June 29, 2010 and June 30, 2009, rent payments were $0.1 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz owns 65.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.    Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $50,000 and $45,000 for the 13 week periods ended June 29, 2010 and June 30, 2009, respectively.  For each of the 26 week periods ended June 29, 2010 and June 30, 2009, rent payments were $0.1 million.

We have 14 franchise and license restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders at June 29, 2010 and June 30, 2009. These entities paid us fees of approximately $0.5 million during each of the 13 week periods ended June 29, 2010 and June 30, 2009, respectively.  For each of the 26 week periods ended June 29, 2010 and June 30, 2009, these entities paid us fees of $1.0 million.  As disclosed in note 6, we are contingently liable on leases which are related to three of these restaurants.

(8)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options, RSUs and restricted stock awards outstanding from our equity incentive plan as discussed in note 2.

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009

Options	1,810,876	2,864,095	2,195,747	3,074,123
Nonvested stock	44	80	2,909	351,983

Total	1,810,920	2,864,175	2,198,656	3,426,106

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$15,036	$13,741	$34,277	$28,075

Basic EPS:
Weighted-average common shares outstanding	71,471	69,909	71,076	69,666

Basic EPS	$0.21	$0.20	$0.48	$0.40

Diluted EPS:
Weighted-average common shares outstanding	71,471	69,909	71,076	69,666
Dilutive effect of stock options and restricted stock	1,490	1,452	1,511	1,282
Shares — diluted	72,961	71,361	72,587	70,948

Diluted EPS	$0.21	$0.19	$0.47	$0.40

(9)         Acquisitions

During the fourth quarter of 2009, we terminated our franchise agreement with a franchisee which operated one restaurant.  Pursuant to the terms of the franchise agreement, we acquired the restaurant from the franchisee for an immaterial amount.  As a result, there was no purchase price allocation or subsequent goodwill associated with this acquisition.  We now operate the restaurant as a joint venture.

(10)  Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Level 1                                  Inputs based on quoted prices in active markets for identical assets.

Level 2                                  Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.

Level 3                                  Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 26 week periods ended June 29, 2010.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 29, 2010	December 29, 2009

Interest rate swaps	2	$(2,794)	$31
Deferred compensation plan — assets	1	4,286	3,390
Deferred compensation plan - liabilities	1	(4,271)	(3,389)

Total		$(2,779)	$32

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

The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	June 29, 2010	December 29, 2009

Long-lived assets held for sale	2	$1,598	$1,598
Long-lived assets held for use	2	1,176	1,230
Goodwill	3	651	651

Total		$3,425	$3,479

Long-lived assets held for sale include land and building and are valued using Level 2 inputs, primarily an independent third party appraisal.  These assets are included in Property and equipment in our condensed consolidated balance sheets as we do not expect to sell these assets in the next 12 months.  Costs to market and/or sell the assets are factored into the estimates of fair value.

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

At June 29, 2010 and December 29, 2009, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt are as follows:

	June 29, 2010		December 29, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$1,949	$2,460	$2,030	$2,592
Revolver	77,000	77,000	99,000	99,000

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

For the 26 weeks ended June 29, 2010 and June 30, 2009, we did not repurchase any shares of our common stock.  The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 29, 2010, there were 335 restaurants operating in 46 states, including:

•  264 “company restaurants,” of which 253 were wholly-owned and 11 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income.

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

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in nine of the 11 majority-owned company restaurants, and (ii) 64 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 29, 2010 and June 30, 2009 are referred to as Q2 2010 and Q2 2009, respectively, and the 26 weeks ended June 29, 2010 and June 30, 2009 are referred to as 2010 YTD and 2009 YTD.

Long-term Strategies to Grow Earnings Per Share

Our long-term strategies with respect to increasing net income and earnings per share include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing and new domestic and international markets. Domestically, we will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels, the presence of shopping and entertainment centers and a significant employment base.  Our ability to expand our restaurant base is influenced by factors beyond our control and therefore we may not be able to achieve our anticipated growth.  Due, in part, to increasing restaurant development costs, we moderated our restaurant development plans for 2009 and 2010.  For 2010, we expect our average capital investment for developing our prototype restaurant to decrease by $0.2 million to $0.4 million from our $4.0 million average in 2009.  These decreases are a result of building design modifications and lower site work costs, as landlords are becoming more responsible for a higher portion of certain of these costs.  We will also be implementing a slightly smaller prototype late in the second half of 2010.  We continue to focus on driving sales and decreasing restaurant development costs in order to increase our restaurant development in the future.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement on April 26, 2010 for the development of Texas Roadhouse restaurants in eight countries over the next ten years, the first of which is expected to open in early 2011.  We may also look to acquire franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 264 restaurants we owned and operated at June 29, 2010, 263 operated as Texas Roadhouse restaurants, while one operated under the name of Aspen Creek.  The majority of our restaurant growth in 2010 will be Texas Roadhouse restaurants; however, we plan to open two additional Aspen Creek restaurants during the second half of 2010 as we continue testing the viability of the concept.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management.

Leveraging Our Scalable Infrastructure.   Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing and operations. Historically, general and administrative costs have increased at a slower growth rate than our revenue.  Whether we are able to leverage our infrastructure in the future will depend, in part, on our new restaurant openings and our comparable restaurant sales growth rate going forward.

Stock Repurchase Program.  We continue to look at opportunities to repurchase our common stock at favorable market prices under our stock repurchase program.  Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our common stock.  As of June 29, 2010, $18.2 million worth of common stock remains authorized for repurchase.  We made no purchases of our common stock during the 26 weeks ended June 29, 2010.

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

Franchise Royalties and Fees.   Domestic franchisees typically pay a $40,000 initial franchise fee for each new restaurant and a one-time fee payable for each renewal period equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our domestic franchisees.

Restaurant Cost of Sales.   Restaurant cost of sales consists of food and beverage costs.

Restaurant Labor Expenses.   Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managers (“managing partners”). These profit sharing expenses are reflected in restaurant other operating expenses.  Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

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

General and Administrative Expenses.   General and administrative expenses (“G&A”) are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth.   Supervision and accounting fees received from certain franchise restaurants and license restaurants are offset against G&A.  G&A also includes share-based compensation expense related to executive officers, support center employees and area managers (“market partners”).

Interest Expense, Net.   Interest expense includes the cost of our debt obligations including the amortization of loan fees, reduced by interest income and capitalized interest.  Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.   As of June 29, 2010 and June 30, 2009, we owned a 5.0% to 10.0% equity interest in 21 franchise restaurants and 19 franchise restaurants, respectively. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at June 29, 2010 and June 30, 2009 included 11 and 10 majority-owned restaurants, respectively, all of which were open.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 29, 2010		June 30, 2009		June 29, 2010		June 30, 2009
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	252,835	99.1	240,301	99.1	510,177	99.1	484,391	99.2
Franchise royalties and fees	2,327	0.9	2,122	0.9	4,609	0.9	4,105	0.8

Total revenue	255,162	100.0	242,423	100.0	514,786	100.0	488,496	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	82,660	32.7	80,314	33.4	165,459	32.4	163,355	33.7
Labor	74,497	29.5	71,074	29.6	149,406	29.3	142,573	29.4
Rent	5,287	2.1	4,929	2.1	10,557	2.1	9,841	2.0
Other operating	42,767	16.9	39,812	16.6	85,365	16.7	80,672	16.7
(As a percentage of total revenue)
Pre-opening	1,307	0.5	933	0.4	2,412	0.5	3,217	0.7
Depreciation and amortization	10,262	4.0	10,616	4.4	20,599	4.0	21,087	4.3
Impairment and closure	100	NM	14	NM	258	NM	(72)	NM
General and administrative	14,953	5.9	13,237	5.5	27,295	5.3	24,046	4.9

Total costs and expenses	231,833	90.9	220,929	91.1	461,351	89.6	444,719	91.0
Income from operations	23,329	9.1	21,494	8.9	53,435	10.4	43,777	9.0
Interest expense, net	704	0.3	876	0.4	1,434	0.3	1,733	0.4
Equity income from investments in unconsolidated affiliates	(92)	NM	(64)	NM	(200)	NM	(149)	NM

Income before taxes	22,717	8.9	20,682	8.5	52,201	10.1	42,193	8.6
Provision for income taxes	7,049	2.8	6,436	2.6	16,655	3.2	13,151	2.7
Net income including noncontrolling interests	15,668	6.1	14,246	5.9	35,546	6.9	29,042	5.9
Net income attributable to noncontrolling interests	632	0.2	505	0.2	1,269	0.2	967	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	15,036	5.9	13,741	5.7	34,277	6.7	28,075	5.7

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 29, 2009	261	70	331
Openings	4	1	5
Acquisitions (Dispositions)	—	—	—
Closures	(1)	—	(1)

Balance at June 29, 2010	264	71	335

Q2 2010 (13 weeks) Compared to Q2 2009 (13 weeks) and 2010 YTD (26 weeks) Compared to 2009 YTD (26 weeks)

Restaurant Sales.   Restaurant sales increased by 5.2% in Q2 2010 as compared to Q2 2009 and by 5.3% in 2010 YTD compared to 2009 YTD.  These increases were primarily attributable to the opening of new restaurants and an increase in average unit volumes and comparable restaurant sales.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	Q2 2010	Q2 2009	22010 YTD	2009 YTD

Store weeks	3,432	3,313	6,844	6,562
Comparable restaurant sales growth	1.4%	(3.7)%	0.9%	(2.4)%
Average unit volume (in thousands)	$952	$939	$1,925	$1,914

We have implemented certain menu pricing increases to partially offset impacts from higher operating costs and other inflationary pressures.  The following table summarizes our menu pricing actions for the periods shown.

Increased Menu Pricing
April 2009	1.4%
May/June 2008	1.5%
January/February 2008	1.1%

As some guests are purchasing fewer alcoholic beverages and/or shifting their selections to lower priced menu items, average guest check has not increased in line with the menu price increases above.  While we have not taken any pricing increases in 2010 due to the favorable commodities environment, we will continue to evaluate the need for and test further menu price increases as we assess the current inflationary and competitive environment.

In 2010, we plan to open 14 to 15 company restaurants, four of which opened during 2010 YTD.  We have either begun construction or have sites currently under contract for purchase or lease for all of the remaining restaurants.  In addition, we will continue to evaluate opportunities for international development and possibly acquiring additional franchise restaurants in 2010.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.2 million, or by 9.7% in Q2 2010 from Q2 2009 and by $0.5 million, or by 12.3% in 2010 YTD from 2009 YTD.  These increases were primarily attributable to increasing royalty rates in conjunction with the renewal of certain franchise agreements, the opening of new restaurants in 2009 and an increase in average unit volumes.  Franchise comparable restaurant sales increased 2.0% and 1.4% in Q2 2010 and 2010 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 32.7% in Q2 2010 from 33.4% in Q2 2009 and to 32.4% in 2010 YTD from 33.7% in 2009 YTD.  These decreases were primarily attributable to the benefit of lower beef costs and lower food costs on items such as wheat and oil-based ingredients, partially offset by higher produce costs.  Due to the way we purchase certain proteins (mainly beef) during 2010, we anticipate our benefit from commodity cost deflation in Q2 2010 will be less than in any other quarter of fiscal 2010.  Additionally, we continue to expect commodity cost deflation of approximately 2.5-3.0% in 2010.  For the remainder of 2010, we have fixed price contracts for approximately 75% of our overall food costs with the remainder subject to fluctuating market prices.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.5% in Q2 2010 from 29.6% in Q2 2009 and to 29.3% in 2010 YTD from 29.4% in 2009 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower state unemployment tax expense, partially offset by higher average wage rates.  Higher average hourly wage rates resulted from several state-mandated increases in minimum and tip wage rates throughout 2009, including increases in federal minimum wage rate in July 2009.  We anticipate our labor costs will continue to be pressured by inflation, which is primarily caused by federal and state-mandated increases in minimum and tip wage rates.  However, we expect that this pressure will not be as much as it has been in the past.  These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, remained the same in Q2 2010 compared to Q2 2009 at 2.1% and remained relatively unchanged in 2010 YTD at 2.1% compared to 2.0% in 2009 YTD. The benefit from an increase in average unit volumes was offset by the impact of leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, increased slightly to 16.9% in Q2 2010 from 16.6% in Q2 2009 and remained the same at 16.7% in 2010 YTD compared to 2009 YTD.  The increase in Q2 2010 was primarily attributable to higher costs for managing partner and market partner bonuses (as a percentage of sales), higher general liability insurance costs and higher costs associated with remodelings at several restaurants, partially offset by an increase in average unit volumes.  In 2010 YTD, higher costs for managing partner and market partner bonuses, as a percentage of sales, and higher general liability insurance costs were offset by an increase in average unit volumes and lower costs for utilities and supplies.  Managing partner and market partner bonus expenses were higher in Q2 2010 and 2010 YTD as a result of improved restaurant sales and margins.  In Q2 2010, we recorded $0.3 million of general liability insurance expense related to unfavorable claims experience.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $1.3 million in Q2 2010 from $0.9 million in Q2 2009 and decreased to $2.4 million in 2010 YTD from $3.2 million in 2009 YTD.  The increase in Q2 2010 was primarily attributable to more restaurants being in the development pipeline during the second quarter of 2010 as compared to the second quarter of 2009.  The decrease in 2010 YTD was primarily attributable to fewer restaurant openings in the beginning of 2010 compared to 2009.  In 2010, we plan to open 14 to 15 company restaurants, four of which opened in 2010 YTD.  In 2009, we opened 17 company restaurants, 11 of which opened in 2009 YTD.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense (“D&A”).   D&A, as a percentage of total revenue, decreased to 4.0% in Q2 2010 from 4.4% in Q2 2009 and to 4.0% in 2010 YTD from 4.3% in 2009 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower depreciation expense on older restaurants, partially offset by higher construction costs and other capital spending on new restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses increased to $0.1 million in Q2 2010 compared to $14,000 in Q2 2009 and $0.3 million in 2010 YTD compared to ($72,000) in 2009 YTD.  The activity in Q2 2010 and 2010 YTD included costs of $0.1 million related to various restaurant closures and impairment expense of $0.1 million related to the write-down of equipment associated with one restaurant, which was closed in Q2 2010.  The activity in Q2 2009 and 2009 YTD was a result of the favorable settlement of a lease reserve for a restaurant closed in the first quarter of 2008 and ongoing closure costs related to that restaurant.

General and Administrative Expenses (“G&A”).  G&A, as a percentage of total revenue, increased to 5.9% in Q2 2010 from 5.5% in Q2 2009 and to 5.3% in 2010 YTD from 4.9% in 2009 YTD.  These increases were primarily attributable to higher costs related to our annual managing partner conference in Q2 2010.  Additionally, higher performance-based bonus expense as a result of higher profitability impacted 2010 YTD. Costs associated with our annual conference were $3.4 million in 2010 YTD compared to $2.0 million in 2009 YTD.  The majority of these costs were incurred during our second fiscal quarter in each year.  We anticipate that the costs associated with our 2011 annual conference will be approximately $2.0-$2.5 million.

Interest Expense, Net.   Interest expense decreased to $0.7 million in Q2 2010 from $0.9 million in Q2 2009 and $1.4 million in 2010 YTD from $1.7 million in 2009 YTD.  These decreases were primarily attributable to the decrease in outstanding borrowings under our credit facility and lower interest rates, partially offset by lower capitalized interest.  Lower capitalized interest was primarily due to slower restaurant development in Q1 2010 compared to Q1 2009.

Income Tax Expense.   We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”).  Our effective tax rate remained the same at 31.9% in Q2 2010 compared to Q2 2009, and increased to 32.7% in 2010 YTD from 31.9% in 2009 YTD.  The increase in 2010 YTD was primarily attributable to higher profitability, which led to a lower benefit, on a percentage basis, of federal tax credits.  In addition, the non-deductibility of officers’ compensation was higher in 2010 YTD due to better performance versus our original plan for 2010.  These impacts were partially offset by lower non-deductible stock compensation expense.  We expect the effective tax rate to be approximately 32.7% for fiscal 2010.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
	June 29, 2010	June 30, 2009

Net cash provided by operating activities	$48,328	$46,526
Net cash used in investing activities	(17,916)	(22,356)
Net cash used in financing activities	(17,035)	(4,449)

Net increase in cash and cash equivalents	$13,377	$19,721

Net cash provided by operating activities was $48.3 million in 2010 YTD compared to $46.5 million in 2009 YTD.  This increase was primarily due to higher net income, partially offset by other changes in working capital and deferred income taxes.  Net income was $6.2 million higher as a result of having more restaurants open, average unit volume growth and higher margins.

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

Net cash used in investing activities was $17.9 million in 2010 YTD compared to $22.4 million in 2009 YTD.  This decrease was primarily due to lower spending on capital expenditures as a result of the timing of openings in 2010 YTD, in which we opened four company restaurants, compared to 2009 YTD, in which we opened 11 company restaurants.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 29, 2010, 117 of the 264 company restaurants had been developed on land which we owned.

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

Net cash used in financing activities was $17.0 million in 2010 YTD as compared to $4.4 million in 2009 YTD.  This increase was primarily due to paying down more on borrowings under our credit facility.

On February 14, 2008, our Board of Directors approved a stock repurchase program to repurchase up to $25.0 million of common stock.  On July 8, 2008, our Board of Directors approved a $50.0 million increase in our stock repurchase program, thereby increasing our total stock repurchase authorization to $75.0 million.  Under this program, we were authorized to repurchase outstanding shares from time to time in open market transactions through February 14, 2010.  On November 19, 2009, our Board of Directors approved the extension of this date to February 14, 2011.  No repurchases were made during 2010 YTD or 2009 YTD.  The timing and the amount of any repurchases will be determined by our management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations. The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

In 2010 YTD, we paid distributions of $1.2 million to equity holders of 10 of our majority-owned company restaurants.  In 2009 YTD, we paid distributions of $1.1 million to equity holders of nine of our majority-owned company restaurants.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base

Rate, which is the higher of the issuing bank’s prime lending rate or the Federal funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at June 29, 2010 and December 29, 2009 was 2.75% and 2.36%, respectively, including interest rate swaps.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 29, 2010.

At June 29, 2010, we had $77.0 million of outstanding borrowings under our credit facility and $169.3 million of availability net of $3.7 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $1.9 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at June 29, 2010 was 2.94%, including interest rate swaps.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 29, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$78,949	$176	$77,412	$510	$851
Capital lease obligations	357	84	197	76	—
Interest (1)	1,046	231	372	240	203
Operating lease obligations	198,903	20,198	39,899	37,616	101,190
Capital obligations	31,044	31,044	—	—	—
Total contractual obligations (2)	$310,299	$51,733	$117,880	$38,442	$102,244

(1)          Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of June 29, 2010 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility have been excluded from the amounts shown above, primarily because the balance outstanding under our revolving credit facility, described further in note 3 of the condensed consolidated financial statements, can fluctuate daily.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.  At June 29, 2010 there was $77.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR.   Our various other notes payable totaled $1.9 million at June 29, 2010 and had fixed rates ranging from 10.46% to 10.80%.  Should interest rates on our variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.8 million.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 14, 2008, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $25.0 million of our common stock through February 14, 2010.   On July 8, 2008, our Board of Directors approved a $50.0 million increase in our stock repurchase program.  On November 19, 2009, our Board of Directors extended the expiration date on the stock repurchase program to February 14, 2011.  We made no repurchases of common stock during the 26 weeks ended June 29, 2010.  The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

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

TEXAS ROADHOUSE, INC.

Date: August 6, 2010	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: August 6, 2010	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)