Form 10-Q
period 2010-09-28
Texas Roadhouse, Inc.
filed 2010-11-05
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2010

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

The number of shares of common stock outstanding were 71,767,290 on October 29, 2010.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 28, 2010	December 29, 2009
Assets
Current assets:
Cash and cash equivalents	$55,425	$46,858
Receivables, net of allowance for doubtful accounts of $255 at September 28, 2010 and $911 at December 29, 2009	12,027	12,312
Inventories, net	7,549	8,004
Prepaid expenses	4,569	5,611
Deferred tax assets	3,022	1,531
Total current assets	82,592	74,316
Property and equipment, net	456,473	456,281
Goodwill	113,465	113,465
Intangible asset, net	10,387	11,194
Fair value of derivative financial instruments	—	31
Other assets	7,630	6,786
Total assets	$670,547	$662,073

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$267	$247
Accounts payable	24,597	27,882
Deferred revenue — gift cards/certificates	14,611	34,443
Accrued wages	20,664	20,186
Income tax payable	4,646	6,194
Accrued taxes and licenses	12,198	8,579
Other accrued liabilities	11,683	10,672
Total current liabilities	88,666	108,203
Long-term debt and obligations under capital leases, excluding current maturities	61,977	101,179
Stock option and other deposits	3,906	3,653
Deferred rent	13,834	12,089
Deferred tax liabilities	7,564	6,660
Fair value of derivative financial instruments	4,365	—
Other liabilities	9,410	7,339
Total liabilities	189,722	239,123
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 71,727,456 and 70,384,915 shares issued and outstanding at September 28, 2010 and December 29, 2009, respectively)	72	70
Additional paid in capital	243,784	231,564
Retained earnings	236,948	188,719
Accumulated other comprehensive (loss) gain	(2,681)	19
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	478,123	420,372
Noncontrolling interests	2,702	2,578
Total equity	480,825	422,950
Total liabilities and equity	$670,547	$662,073

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Revenue:
Restaurant sales	$243,405	$224,417	$753,582	$708,808
Franchise royalties and fees	2,208	2,050	6,817	6,155

Total revenue	245,613	226,467	760,399	714,963

Costs and expenses:
Restaurant operating costs:
Cost of sales	79,101	74,489	244,560	237,844
Labor	71,835	67,630	221,241	210,203
Rent	5,329	5,029	15,886	14,870
Other operating	43,476	38,778	128,841	119,450
Pre-opening	2,150	1,194	4,562	4,411
Depreciation and amortization	10,262	10,395	30,861	31,482
Impairment and closures	44	(201)	302	(273)
General and administrative	11,968	11,872	39,263	35,918

Total costs and expenses	224,165	209,186	685,516	653,905

Income from operations	21,448	17,281	74,883	61,058

Interest expense, net	644	784	2,078	2,517
Equity income from investments in unconsolidated affiliates	(155)	(36)	(355)	(185)

Income before taxes	20,959	16,533	73,160	58,726
Provision for income taxes	6,478	5,431	23,133	18,582
Net income including noncontrolling interests	$14,481	$11,102	$50,027	$40,144
Less: Net income attributable to noncontrolling interests	529	407	1,798	1,374

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$13,952	$10,695	$48,229	$38,770

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.19	$0.15	$0.68	$0.56

Diluted	$0.19	$0.15	$0.66	$0.54

Weighted-average shares outstanding:
Basic	71,660	70,204	71,273	69,847

Diluted	73,002	71,550	72,727	71,151

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Texas Roadhouse, Inc. and subsidiaries	Noncontrolling Interests	Total

Balance, December 29, 2009	70,384,915	$70	$231,564	$188,719	$19	$420,372	$2,578	$422,950

Comprehensive income:
Unrealized loss on derivatives, net of tax of $1.7 million	—	—	—	—	(2,700)	(2,700)	—	(2,700)
Net income	—	—	—	48,229	—	48,229	1,798	50,027

Total comprehensive income						45,529		47,327

Distributions to noncontrolling interests	—	—	—	—	—	—	(1,674)	(1,674)
Shares issued under stock option plan including tax effects	970,155	1	8,744	—	—	8,745	—	8,745
Settlement of restricted stock units, net of tax	372,386	1	(2,229)	—	—	(2,228)	—	(2,228)
Share-based compensation	—	—	5,705	—	—	5,705	—	5,705

Balance, September 28, 2010	71,727,456	$72	$243,784	$236,948	$(2,681)	$478,123	$2,702	$480,825

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 28, 2010	September 29, 2009
Cash flows from operating activities:
Net income including noncontrolling interests	$50,027	$40,144
Depreciation and amortization	30,861	31,482
Deferred income taxes	1,109	3,526
Loss on disposition of assets	1,036	918
Impairment and closures	141	(305)
Equity income from investments in unconsolidated affiliates	(355)	(185)
Distributions received from investments in unconsolidated affiliates	299	261
Provision for doubtful accounts	(656)	286
Share-based compensation expense	5,705	5,642
Excess tax benefits from share-based compensation	(2,326)	(1,671)
Changes in operating working capital:
Receivables	941	1,165
Inventories	455	1,094
Prepaid expenses and other current assets	1,042	2,160
Other assets	(760)	(1,860)
Accounts payable	(3,285)	(12,367)
Deferred revenue — gift cards/certificates	(19,832)	(18,962)
Accrued wages	478	3,572
Prepaid income taxes and income taxes payable	976	8,288
Accrued taxes and licenses	3,619	2,590
Other accrued liabilities	1,011	(740)
Deferred rent	1,745	1,614
Other liabilities	2,071	1,644

Net cash provided by operating activities	$74,302	$68,296

Cash flows from investing activities:
Capital expenditures — property and equipment	(31,598)	(34,814)
Acquisitions of franchise restaurants, net of cash acquired	—	25
Proceeds from sale of property and equipment, including insurance proceeds	175	2,329

Net cash used in investing activities	$(31,423)	$(32,460)

Cash flows from financing activities:
Repayments of revolving credit facility, net	(39,000)	(6,000)
Investments in unconsolidated affiliates	(28)	(19)
Distributions to noncontrolling interest holders	(1,674)	(1,656)
Excess tax benefits from share-based compensation	2,326	1,671
Repayments of stock option and other deposits	(694)	(1,182)
Proceeds from stock option and other deposits	947	925
Settlement of restricted stock units, net of tax	(2,229)	(1,366)
Principal payments on long-term debt and capital lease obligations	(182)	(227)
Proceeds from exercise of stock options	6,222	2,593

Net cash used in financing activities	$(34,312)	$(5,261)

Net increase in cash and cash equivalents	8,567	30,575
Cash and cash equivalents — beginning of period	46,858	5,258
Cash and cash equivalents — end of period	$55,425	$35,833

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$2,035	$2,603
Income taxes, net of refunds	$21,048	$6,784

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”, “we” and/or “our”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest, as of and for the 13 and 39 weeks ended September 28, 2010 and September 29, 2009.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corp. (“Management Corp.”) and Aspen Creek, LLC (“Aspen Creek”).  We and our subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings, Aspen Creek and certain other license and franchise restaurants.  All material balances and transactions between the consolidated entities have been eliminated.

As of September 28, 2010 and September 29, 2009, we owned 5.0% to 10.0% equity interest in 21 franchise restaurants.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investment in these unconsolidated affiliates is included in Other assets in our condensed consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates on our condensed consolidated statements of income under Equity income from investments in unconsolidated affiliates.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 39 weeks ended September 28, 2010 are not necessarily indicative of the results that may be expected for the year ending December 28, 2010.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2009.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009

Labor expense	$876	$694	$2,479	$2,116
General and administrative expense	1,093	1,134	3,226	3,526
Total share-based compensation expense	$1,969	$1,828	$5,705	$5,642

A summary of share-based compensation activity by type of grant as of September 28, 2010 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 29, 2009	5,439,030	$10.86
Granted	—	—
Forfeited	(32,266)	14.30
Exercised	(970,155)	6.41
Outstanding at September 28, 2010	4,436,609	$11.81	4.83	$13,669

Exercisable at September 28, 2010	4,223,984	$11.72	4.74	$13,401

No stock options were granted during the 39 weeks ended September 28, 2010.

The total intrinsic value of options exercised during the 13 weeks ended September 28, 2010 and September 29, 2009 was $0.6 million and $0.8 million, respectively.  The total intrinsic value of options exercised during the 39 weeks ended September 28, 2010 and September 29, 2009 was $7.2 million and $4.9 million, respectively.  As of September 28, 2010, with respect to unvested stock options, there was an immaterial amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of less than a year.  The total grant date fair value of stock options vested for both 13 week periods ended September 28, 2010 and September 29, 2009 was $0.1 million and $0.2 million, respectively.  The total grant date fair value of stock options vested for the 39 week periods ended September 28, 2010 and September 29, 2009 was $1.1 million and $1.0 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 29, 2009	1,362,427	$9.90
Granted	419,244	13.88
Forfeited	(20,841)	10.66
Vested	(546,385)	9.87
Outstanding at September 28, 2010	1,214,445	$11.23

As of September 28, 2010, with respect to unvested RSUs, there was $7.9 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.5 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 week periods ended September 28, 2010 and September 29, 2009 was $1.2 million and $0.8 million, respectively.  The total grant date fair value of RSUs vested for the 39 week periods ended September 28, 2010 and September 29, 2009 was $5.4 million and $4.2 million, respectively.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	September 28, 2010	December 29, 2009
Installment loans, due 2010 — 2020	$1,907	$2,030
Obligations under capital leases	337	396
Revolver	60,000	99,000
	62,244	101,426
Less current maturities	267	247
	$61,977	$101,179

The weighted-average interest rate for installment loans outstanding at September 28, 2010 and December 29, 2009 was 10.58%.  The debt is secured by certain land and buildings.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at September 28, 2010 and December 29, 2009 was 3.24% and 2.36%, respectively, including interest rate swaps.  At September 28, 2010, we had $60.0 million outstanding under the credit facility and $186.4 million of availability, net of $3.6 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 28, 2010.

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

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance		Derivative Assets		Derivative Liabilities
	Sheet Location		September 28, 2010	December 29, 2009	September 28, 2010	December 29, 2009

Derivative Contracts Designated as Hedging Instruments under ASC 815		(1)
Interest rate swaps			$—	$31	$4,365	$—

Total Derivative Contracts			$—	$31	$4,365	$—

(1)                             Derivative assets and liabilities are included in fair value of derivative financial instruments on the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the 39 weeks ended September 28, 2010 and September 29, 2009:

	Amount of (Loss) Gain Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective	Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2010	2009	Income	2010	2009	portion)	2010	2009

Interest rate swaps	$(2,700)	$1,203	—	$—	$—	—	$—	$—

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

(6)           Commitments and Contingencies

The estimated cost of completing capital project commitments at September 28, 2010 and December 29, 2009 was approximately $24.1 million and $18.5 million, respectively.

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

On October 8, 2010, the U.S. Equal Employment Opportunity Commission (“EEOC”) for the Boston Area Office issued a determination letter in Charge No. 523-2009-00643 alleging that we engaged in a pattern and practice of age discrimination in hiring for certain restaurant positions in violation of the Age Discrimination in Employment Act.  The determination alleges that applicants over the age of 40 were denied employment in our restaurants in host, server and server assistant positions solely due to their age.  The EEOC is seeking remedial actions and the payment of damages to the disaffected applicants.  We have denied the allegation and intend to vigorously defend against the charge.  The EEOC has invited us to participate in its conciliation process, and we have agreed to do so.  Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

We are involved in various other claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

(7)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $55,000 and $50,000 for the 13 week periods ending September 28, 2010 and September 29, 2009, respectively.   For the 39 week periods ended September 28, 2010 and September 29, 2009, rent payments were $0.2 million and $0.1 million, respectively.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz owns 65.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  The lease can be renewed for three additional terms of five years each.    Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $50,000 and $45,000 for the 13 week periods ended September 28, 2010 and September 29, 2009, respectively.  For each of the 39 week periods ended September 28, 2010 and September 29, 2009, rent payments were $0.1 million.

We have 14 franchise and license restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders at September 28, 2010 and September 29, 2009. These entities paid us fees of approximately $0.5 million during each of the 13 week periods ended September 28, 2010 and September 29, 2009, respectively.  For each of the 39 week periods ended September 28, 2010 and September 29, 2009, these entities paid us fees of $1.5 million.  As disclosed in note 6, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009

Options	2,175,208	2,841,558	2,188,869	3,057,085
Nonvested stock	7,957	20,027	1,713	30,345

Total	2,183,165	2,861,585	2,190,582	3,087,430

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$13,952	$10,695	$48,229	$38,770

Basic EPS:
Weighted-average common shares outstanding	71,660	70,204	71,273	69,847

Basic EPS	$0.19	$0.15	$0.68	$0.56

Diluted EPS:
Weighted-average common shares outstanding	71,660	70,204	71,273	69,847
Dilutive effect of stock options and restricted stock	1,342	1,346	1,454	1,304
Shares — diluted	73,002	71,550	72,727	71,151

Diluted EPS	$0.19	$0.15	$0.66	$0.54

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

There were no transfers among levels within the fair value hierarchy during the 13 and 39 week periods ended September 28, 2010.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 28, 2010	December 29, 2009

Interest rate swaps	2	$(4,365)	$31
Deferred compensation plan — assets	1	4,829	3,390
Deferred compensation plan - liabilities	1	(4,802)	(3,389)

Total		$(4,338)	$32

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

The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	September 28, 2010	December 29, 2009

Long-lived assets held for sale	2	$1,598	$1,598
Long-lived assets held for use	2	1,145	1,230
Goodwill	3	651	651

Total		$3,394	$3,479

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

At September 28, 2010 and December 29, 2009, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt are as follows:

	September 28, 2010		December 29, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$1,907	$1,949	$2,030	$2,592
Revolver	60,000	60,000	99,000	99,000

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

For the 39 weeks ended September 28, 2010 and September 29, 2009, we did not repurchase any shares of our common stock.  The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 28, 2010, there were 338 restaurants operating in 46 states, including:

•  267 “company restaurants,” of which 256 were wholly-owned and 11 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income.

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

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in nine of the 11 majority-owned company restaurants, and (ii) 65 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 28, 2010 and September 29, 2009 are referred to as Q3 2010 and Q3 2009, respectively, and the 39 weeks ended September 28, 2010 and September 29, 2009 are referred to as 2010 YTD and 2009 YTD.

Long-term Strategies to Grow Earnings Per Share

Our long-term strategies with respect to increasing net income and earnings per share include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing and new domestic and international markets. Domestically, we will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels, the presence of shopping and entertainment centers and a significant employment base.  Our ability to expand our restaurant base is influenced by many factors beyond our control and therefore we may not be able to achieve our anticipated growth.  We moderated our restaurant development plans for 2009 and 2010 due, in part, to increasing restaurant development costs, particularly during 2006 to 2009.  Throughout 2010, we have focused on reducing our average capital investment for developing our prototype restaurant by making building design modifications and lowering site work costs.  As a result of these changes, we expect our average capital investment for developing our prototype restaurant to decrease by $0.2 million to $0.4 million from our $4.0 million average in 2009.  Based on the decreased restaurant development costs we are experiencing and improving sales through 2010 YTD, we are increasing our restaurant development plans for 2011 to approximately 20 restaurants from 14 planned restaurants in 2010.  Additionally, we will also be evaluating a slightly smaller prototype late in the fourth quarter of 2010 and possibly more in 2011, which could further reduce our restaurant development costs.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement on April 26, 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next ten years, the first of which is expected to open in 2011.  We may also look to acquire franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 267 restaurants we owned and operated at September 28, 2010, 265 operated as Texas Roadhouse restaurants, while two operated under the name of Aspen Creek.  The majority of our restaurant growth in 2010 will be Texas Roadhouse restaurants; however, we plan to open one additional Aspen Creek restaurant during the fourth quarter of 2010 as we continue testing the viability of the concept.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management.

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing and operations. Historically, general and administrative costs have increased at a slower growth rate than our revenue.  Whether we are able to leverage our infrastructure in the future will depend, in part, on our new restaurant openings and our comparable restaurant sales growth rate going forward.

Stock Repurchase Program.  We continue to look at opportunities to repurchase our common stock at favorable market prices under our stock repurchase program.  Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our common stock.  As of September 28, 2010, $18.2 million worth of common stock remains authorized for repurchase.  We made no purchases of our common stock during the 39 weeks ended September 28, 2010.

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

Other Key Definitions

Restaurant Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the condensed consolidated statements of income.

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

Restaurant Labor Expenses.   Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managers. These profit sharing expenses are reflected in restaurant other operating expenses.  Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

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

General and Administrative Expenses.   General and administrative expenses (“G&A”) are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth.   Supervision and accounting fees received from certain franchise restaurants and license restaurants are offset against G&A.  G&A also includes share-based compensation expense related to executive officers, support center employees and area managers, including market partners.

Interest Expense, Net.   Interest expense includes the cost of our debt obligations including the amortization of loan fees, reduced by interest income and capitalized interest.  Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.   As of September 28, 2010 and September 29, 2009, we owned a 5.0% to 10.0% equity interest in 21 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at September 28, 2010 and September 29, 2009 included 11 and 10 majority-owned restaurants, respectively, all of which were open.

Managing Partners and Market Partners.  Managing partners are single unit operators who have primary responsibility for the day-to-day operations of the entire restaurant and are responsible for maintaining the standards of quality and performance we establish.  Market partners, generally, have supervisory responsibilities for up to 12 to 15 restaurants.  In addition to supervising the operations of our restaurants, they are also responsible for the hiring and development of each restaurant’s management team and assist in the new restaurant site selection process.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 28, 2010		September 29, 2009		September 28, 2010		September 29, 2009
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	243,405	99.1	224,417	99.1	753,582	99.1	708,808	99.1
Franchise royalties and fees	2,208	0.9	2,050	0.9	6,817	0.9	6,155	0.9

Total revenue	245,613	100.0	226,467	100.0	760,399	100.0	714,963	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	79,101	32.5	74,489	33.2	244,560	32.5	237,844	33.6
Labor	71,835	29.5	67,630	30.1	221,241	29.4	210,203	29.7
Rent	5,329	2.2	5,029	2.2	15,886	2.1	14,870	2.1
Other operating	43,476	17.9	38,778	17.3	128,841	17.1	119,450	16.9
(As a percentage of total revenue)
Pre-opening	2,150	0.9	1,194	0.5	4,562	0.6	4,411	0.6
Depreciation and amortization	10,262	4.2	10,395	4.6	30,861	4.1	31,482	4.4
Impairment and closure	44	NM	(201)	NM	302	NM	(273)	NM
General and administrative	11,968	4.9	11,872	5.2	39,263	5.2	35,918	5.0

Total costs and expenses	224,165	91.3	209,186	92.4	685,516	90.2	653,905	91.5
Income from operations	21,448	8.7	17,281	7.6	74,883	9.8	61,058	8.5
Interest expense, net	644	0.3	784	0.3	2,078	0.3	2,517	0.4
Equity income from investments in unconsolidated affiliates	(155)	(0.1)	(36)	NM	(355)	NM	(185)	NM

Income before taxes	20,959	8.5	16,533	7.3	73,160	9.6	58,726	8.2
Provision for income taxes	6,478	2.6	5,431	2.4	23,133	3.0	18,582	2.6
Net income including noncontrolling interests	14,481	5.9	11,102	4.9	50,027	6.6	40,144	5.6
Net income attributable to noncontrolling interests	529	0.2	407	0.2	1,798	0.2	1,374	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	13,952	5.7	10,695	4.7	48,229	6.3	38,770	5.4

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 29, 2009	261	70	331
Openings	7	1	8
Acquisitions (Dispositions)	—	—	—
Closures	(1)	—	(1)

Balance at September 28, 2010	267	71	338

Q3 2010 (13 weeks) Compared to Q3 2009 (13 weeks) and 2010 YTD (39 weeks) Compared to 2009 YTD (39 weeks)

Restaurant Sales.   Restaurant sales increased by 8.5% in Q3 2010 as compared to Q3 2009 and by 6.3% in 2010 YTD compared to 2009 YTD.  These increases were primarily attributable to the opening of new restaurants and an increase in average unit volumes and comparable restaurant sales.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q3 2010	Q3 2009	2010 YTD	2009 YTD

Increase in store weeks	3.6%	11.0%	4.1%	16.8%
Increase/(decrease) in average unit volumes	4.5%	(5.7)%	1.6%	(4.4)%
Other(1)	0.4%	(1.3)%	0.6%	(1.5)%
Total increase in restaurant sales	8.5%	4.0%	6.3%	10.9%

Store weeks	3,450	3,331	10,294	9,893
Comparable restaurant sales growth	4.3%	(4.6)%	2.1%	(3.0)%
Average unit volume (in thousands)	$913	$874	$2,836	$2,792

(1)

Includes the impact of the year-over-year change in sales volume of restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed during the period.

The increases in store weeks for Q3 2010 and 2010 YTD were primarily attributable to the opening of new restaurants.  The increases in store weeks for Q3 2009 and 2009 YTD were primarily attributable to the opening of new restaurants and the acquisition of franchise restaurants in 2008 YTD.

The increases in average unit volumes for Q3 2010 compared to Q3 2009 and 2010 YTD compared to 2009 YTD were primarily driven by a combination of positive comparable restaurant sales and higher year-over-year sales at newer restaurants.  For Q3 2010 and Q3 2009, comparable restaurants sales increased 4.3% and decreased 4.6%, respectively.  The increase in Q3 2010 was generated by an increase in guest traffic counts, partially offset by a slight decline in our per person average check.  The decrease in Q3 2009 was generated primarily by a decrease in guest traffic counts, while our per person average check remained fairly constant.

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

In 2010, we plan to open 14 company restaurants, seven of which opened during 2010 YTD.  We have begun construction for all of the remaining restaurants.  In addition, we will continue to evaluate opportunities for international development and possibly acquire additional franchise restaurants in the future.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.2 million, or by 7.7% in Q3 2010 from Q3 2009 and by $0.7 million, or by 10.8% in 2010 YTD from 2009 YTD.  These increases were primarily attributable to an increase in average unit volumes, increasing royalty rates in conjunction with the renewal of certain franchise agreements, and the opening of a new restaurant in the second quarter of fiscal 2010.  Franchise comparable restaurant sales increased 4.4% and 2.4% in Q3 2010 and 2010 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 32.5% in Q3 2010 from 33.2% in Q3 2009 and to 32.5% in 2010 YTD from 33.6% in 2009 YTD.  These decreases were primarily attributable to the benefit of lower beef costs and lower food costs on items such as wheat and oil-based ingredients.  We expect commodity cost deflation of approximately 2.5% in 2010.  For the remainder of 2010, we have fixed price contracts for approximately 75% of our overall food costs with the remainder subject to fluctuating market prices. We expect commodity cost inflation of approximately 2.0%-3.0% in 2011.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.5% in Q3 2010 from 30.1% in Q3 2009 and to 29.4% in 2010 YTD from 29.7% in 2009 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower state unemployment tax expense, partially offset by higher average wage rates.  Additionally, lower workers’ compensation claims experience resulted in lower year-over-year workers’ compensation expense for Q3 2010.  Higher average hourly wage rates resulted from several state-mandated increases in minimum and tip wage rates throughout 2009, including increases in federal minimum wage rate in July 2009.  While we have experienced lower state unemployment tax expense throughout 2010 YTD compared to 2009 YTD, we expect to experience higher expense in the fourth quarter of 2010 compared to the fourth quarter of 2009, due to a credit of $1.2 million recorded in the fourth quarter of 2009 related to refunds of unemployment taxes related to fiscal 2009 for various states.  We anticipate our labor costs will continue to be pressured by inflation, which is primarily caused by federal and state-mandated increases in minimum and tip wage rates.  These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, remained the same at 2.2% in Q3 2010 compared to Q3 2009 and 2.1% in 2010 YTD compared to 2009 YTD.  The benefit from an increase in average unit volumes was offset by the impact of leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, increased to 17.9% in Q3 2010 from 17.3% in Q3 2009 and to 17.1% in 2010 YTD from 16.9% in 2009 YTD.  The increase in Q3 2010 was primarily attributable to higher general liability insurance costs and higher costs for managing partner and market partner bonuses, as a percentage of sales, partially offset by an increase in average unit volumes.  In 2010 YTD, higher costs for managing partner and market partner bonuses, as a percentage of sales, and higher general liability insurance costs were offset by an increase in average unit volumes and lower costs for utilities and supplies.  Managing partner and market partner bonus expenses were higher in Q3 2010 and 2010 YTD as a result of improved restaurant sales and margins.  General liability insurance costs were $0.8 million higher in Q3 2010 primarily due to changes in our claims development history based on our Q3 2010 actuarial report.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $2.2 million in Q3 2010 from $1.2 million in Q3 2009 and increased to $4.6 million in 2010 YTD from $4.4 million in 2009 YTD.  These increases were primarily attributable to more restaurants in the development pipeline during the third quarter of 2010 as compared to the third quarter of 2009, primarily driven by our plan to open approximately 20 company restaurants in 2011 as compared to 14 company restaurants in 2010.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.  Based on our increased restaurant development plans, we expect pre-opening expense to be higher in 2011.

Depreciation and Amortization Expense (“D&A”).   D&A, as a percentage of total revenue, decreased to 4.2% in Q3 2010 from 4.6% in Q3 2009 and to 4.1% in 2010 YTD from 4.4% in 2009 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower depreciation expense on older restaurants, partially offset by higher construction costs and other capital spending on new restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses increased to $44,000 in Q3 2010 compared to ($0.2) million in Q2 2009 and $0.3 million in 2010 YTD compared to ($0.3) million in 2009 YTD.  The costs in Q3 2010 are primarily attributable to various restaurant closures, while 2010 YTD also includes impairment expense of $0.1 million related to the write-down of equipment associated with one restaurant, which was closed in Q2 2010.  In Q3 2009, we closed two restaurants and recorded a gain of $0.6 million due to the sale of one of these restaurants, which was partially offset by closure costs of $0.4 million related to the second restaurant.

General and Administrative Expenses (“G&A”).  G&A, as a percentage of total revenue, decreased to 4.9% in Q3 2010 from 5.2% in Q3 2009 and increased to 5.2% in 2010 YTD from 5.0% in 2009 YTD.  The decrease in Q3 2010 was primarily attributable to lower performance-based bonus expense recorded in Q3 2010 compared to the performance-based bonus expense recorded in Q3 2009. We recorded additional bonus expense for executives and other support center employees of $0.6 million in Q3 2010 compared to $1.2 million in Q3 2009.  For the remainder of 2010, we expect bonus expense to be more comparable to the same period in 2009.  The increase in 2010 YTD was primarily attributable to higher costs related to our annual managing partner conference in Q2 2010.  Costs associated with our annual conference were $3.4 million in 2010 YTD compared to $2.0 million in 2009 YTD.  The majority of these costs were incurred during our second fiscal quarter in each year.  We anticipate that the costs associated with our 2011 annual conference will be approximately $2.0-$2.5 million.

Interest Expense, Net.   Interest expense decreased to $0.6 million in Q3 2010 from $0.8 million in Q3 2009 and $2.1 million in 2010 YTD from $2.5 million in 2009 YTD.  These decreases were primarily attributable to the decrease in outstanding borrowings under our credit facility and lower interest rates, partially offset by lower capitalized interest.  Lower capitalized interest was primarily due to slower restaurant development in 2010 YTD compared to 2009 YTD.

Income Tax Expense.   We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”).  Our effective tax rate decreased to 31.7% in Q3 2010 from 33.7% in Q3 2009, and remained the same at 32.4% in 2010 YTD compared to 2009 YTD.

The decrease in Q3 2010 was primarily attributable to higher work opportunity tax credits and lower non-deductible stock compensation expense.  The decrease was partially offset by the impact of higher profitability, which led to a lower benefit, on a percentage basis, of federal tax credits and an increase in the non-deductibility of officer’s compensation.  The higher work opportunity tax credits resulted from the expansion of the federal program for disconnected youth.

In 2010 YTD, the increase in work opportunity tax credits and lower non-deductible stock compensation expense was offset by the impact of higher profitability, which led to a lower benefit, on a percentage basis, of federal tax credits and an increase in the non-deductibility of officer’s compensation.

We expect the effective tax rate to be approximately 32.4% for fiscal 2010.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
	September 28, 2010	September 29, 2009

Net cash provided by operating activities	$74,302	$68,296
Net cash used in investing activities	(31,423)	(32,460)
Net cash used in financing activities	(34,312)	(5,261)

Net increase in cash and cash equivalents	$8,567	$30,575

Net cash provided by operating activities was $74.3 million in 2010 YTD compared to $68.3 million in 2009 YTD.  This increase was primarily due to higher net income, partially offset by other changes in working capital and deferred income taxes.  Net income was $9.9 million higher as a result of having more restaurants open, average unit volume growth and higher margins.

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

Net cash used in investing activities was $31.4 million in 2010 YTD compared to $32.5 million in 2009 YTD.  This slight decrease was primarily due to spending on capital expenditures.  While we opened seven company restaurants in 2010 YTD compared to 12 company restaurants in 2009 YTD, we have more restaurants in the development pipeline during 2010 YTD as compared to 2009 YTD.  As a result, spending on capital expenditures only decreased slightly in 2010 YTD.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 28, 2010, 117 of the 267 company restaurants had been developed on land which we owned.

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

Net cash used in financing activities was $34.3 million in 2010 YTD as compared to $5.3 million in 2009 YTD.  This increase was primarily due to paying down more on borrowings under our credit facility.

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

In 2010 YTD, we paid distributions of $1.7 million to equity holders of ten of our majority-owned company restaurants.  In 2009 YTD, we paid distributions of $1.7 million to equity holders of nine of our majority-owned company restaurants.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at September 28, 2010 and December 29, 2009 was 3.24% and 2.36%, respectively, including interest rate swaps.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 28, 2010.

At September 28, 2010, we had $60.0 million of outstanding borrowings under our credit facility and $186.4 million of availability net of $3.6 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $1.9 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at September 28, 2010 was 3.46%, including interest rate swaps.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 28, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$61,907	$180	$60,423	$523	$781
Capital lease obligations	337	87	202	48	—
Interest (1)	12,270	2,406	4,071	3,940	1,853
Operating lease obligations	213,393	16,123	40,832	39,675	116,763
Capital obligations	24,098	24,098	—	—	—
Total contractual obligations (2)	$312,005	$42,894	$105,528	$44,186	$119,397

(1)          Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of September 28, 2010 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at September 28, 2010 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.75% margin, which was in effect as of September 28, 2010.  Additionally, we have assumed $10.0 million in revolving credit facility borrowings not covered by interest rate swaps is outstanding until the end of the 2010 fiscal year and have calculated interest payments using the weighted average interest rate of 3.24%, which is the interest rate associated with our revolving credit facility as of September 28, 2010.

(2)            This amount excludes approximately $21,000 of unrecognized tax benefits under FASB ASC 740, Income Taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.  At September 28, 2010 there was $60.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR.   Our various other notes payable totaled $1.9 million at September 28, 2010 and had fixed rates ranging from 10.46% to 10.80%.  Should interest rates on our variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.6 million.

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

On October 8, 2010, the U.S. Equal Employment Opportunity Commission (“EEOC”) for the Boston Area Office issued a determination letter in Charge No. 523-2009-00643 alleging that we engaged in a pattern and practice of age discrimination in hiring for certain restaurant positions in violation of the Age Discrimination in Employment Act.  The determination alleges that applicants over the age of 40 were denied employment in our restaurants in host, server and server assistant positions solely due to their age.  The EEOC is seeking remedial actions and the payment of damages to the disaffected applicants.  We have denied the allegation and intend to vigorously defend against the charge.  The EEOC has invited us to participate in its conciliation process, and we have agreed to do so.  Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 14, 2008, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $25.0 million of our common stock through February 14, 2010.   On July 8, 2008, our Board of Directors approved a $50.0 million increase in our stock repurchase program.  On November 19, 2009, our Board of Directors extended the expiration date on the stock repurchase program to February 14, 2011.  We made no repurchases of common stock during the 39 weeks ended September 28, 2010.  The approximate dollar value of shares that may yet be purchased under the plan is $18.2 million.

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

TEXAS ROADHOUSE, INC.

Date: November 5, 2010	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: November 5, 2010	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)