Form 10-K
period 2010-12-28
Texas Roadhouse, Inc.
filed 2011-02-25
CIK 1289460

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2010
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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐.

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 29, 2010 was $731,957,647 based on the closing stock price of $12.59. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

         The number of shares of common stock outstanding were 72,444,176 on February 18, 2011.

         Portions of the registrant's definitive Proxy Statement for the registrant's 2011 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 28, 2010, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

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

  •
  our ability to increase and/or maintain sales and profits at our existing restaurants;

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

General Development of Business

        Texas Roadhouse is a growing, moderately priced, full-service, casual dining restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 28, 2010, we owned and operated 274 restaurants in 43 states and franchised and licensed an additional 71 restaurants in 24 states. Of the 274 restaurants we owned and operated at the end of 2010, 271 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek. All of our restaurant growth in 2011 will be Texas Roadhouse restaurants, as we continue testing the viability of the Aspen Creek restaurant concept.

Financial Information about Operating Segments

        As of December 28, 2010, we operated 274 restaurants, each as a single operating segment, and franchised and licensed an additional 71 restaurants. The restaurants operate exclusively in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment.

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

        The operating strategy that underlies the growth of our concept is built on the following key components:

  •
  Offering high quality, freshly prepared food.  We place a great deal of emphasis on ensuring our guests receive high quality, freshly prepared food. We hand-cut almost all of our steaks and make all of our sides from scratch. As part of our process, we have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest's order and meets our standards for quality, appearance and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands-on training and education to our kitchen staff for the purpose of assuring uniform adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size.

  •
  Offering performance-based manager compensation.  We offer a performance-based compensation program to our individual restaurant managers and multi-restaurant supervisors, who are called "managing partners" and "market partners," respectively. Each of these partners earns a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant's pre-tax net income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.

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

  •
  Offering attractive price points.  We offer our food and beverages at moderate price points that are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest's budget and value expectations. For example, our steak entrées, which include the choice of two side items, generally range from $8.99 for our 6-ounce sirloin to $20.99 for our 18-ounce T-bone. The per guest average check for the restaurants we owned and operated in 2010 was approximately $14.63. Per guest average check represents restaurant sales divided by the number of guests served. We considered each sale of an entrée to be a single guest served. Our per guest average check is influenced by our weekday dinner only focus.

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

Unit Prototype and Economics

        We design our restaurant prototypes to provide a relaxed atmosphere and maximize restaurant sales. Our current prototypical restaurants consist of a freestanding building with approximately 6,200 to 7,000 square feet of space constructed on sites of approximately 1.7 to 2.0 acres or retail pad sites, with seating at approximately 53 to 58 tables for a total of 220 to 273 guests, including 15 bar seats, and parking for approximately 150 vehicles. Our current prototypes are adaptable to in-line and end cap locations such as spaces within an enclosed mall or a shopping center.

        As of December 28, 2010, we leased 157 properties and owned 117 properties. Our 2010 average unit volume was $3.7 million, which represents restaurant sales for all company restaurants open before June 30, 2009. The time required for a new restaurant to reach a steady level of cash flow is approximately three to six months. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, the scope of any required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, the cost of liquor and other licenses and hook-up fees and geographical location. For 2010, the average capital investment for Texas Roadhouse restaurants developed was $3.7 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,000,000	$635,000	$1,950,000
Building(2)	1,250,000	1,029,000	1,613,000
Furniture and Equipment	975,000	884,000	1,051,000
Pre-opening costs	440,000	278,000	625,000
Other(3)	75,000	—	428,000

Total	$3,740,000	$2,826,000	$5,667,000

(1)
Represents the average cost for land acquisitions or 10x's initial base rent in the event the land is leased.

(2)
Includes site work costs.

(3)
Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

Our 2010 average capital investment for restaurants developed was $0.3 million lower compared to our 2009 average of $4.1 million, primarily due to building design modifications and lower site work costs. Based on our ability to lower our development costs, in addition to our improved average unit volumes and comparable restaurant sales, we increased our restaurant development plans for 2011 to approximately 20 company-owned restaurants from 14 restaurants in 2010.

Site Selection

        We continue to develop and refine our site selection process. In analyzing each prospective site, our real estate team, including our restaurant market partners, devotes significant time and resources to the evaluation of local market demographics, population density, household income levels and site-specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities, traffic counts and parking. We work actively with real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. We typically require three to six months to locate, approve and control a restaurant site and typically four to eight additional months to obtain necessary permits. Upon receipt of permits, it requires approximately four months to construct, equip and open a restaurant.

Existing Restaurant Locations

        As of December 28, 2010, we had 274 company restaurants and 71 franchise restaurants in 46 states as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	4	—	4
Arizona	10	—	10
Arkansas	2	—	2
California	—	4	4
Colorado	12	1	13
Connecticut	2	—	2
Delaware	2	1	3
Florida	6	4	10
Georgia	2	7	9
Idaho	4	—	4
Illinois	7	2	9
Indiana	12	8	20
Iowa	7	—	7
Kansas	2	1	3
Kentucky	8	2	10
Louisiana	7	1	8
Maine	3	—	3
Maryland	2	4	6
Massachusetts	7	1	8
Michigan	8	3	11
Minnesota	2	—	2
Mississippi	1	—	1
Missouri	9	—	9
Montana	—	1	1
Nebraska	2	1	3
Nevada	1	—	1
New Hampshire	2	—	2
New Jersey	3	—	3
New Mexico	2	—	2
New York	7	—	7
North Carolina	14	—	14
North Dakota	2	1	3
Ohio	16	4	20
Oklahoma	6	—	6
Pennsylvania	15	6	21
Rhode Island	2	—	2
South Carolina	—	6	6
South Dakota	1	—	1
Tennessee	10	2	12
Texas	47	4	51
Utah	7	1	8
Vermont	1	—	1
Virginia	8	—	8
West Virginia	1	2	3
Wisconsin	7	4	11
Wyoming	1	—	1

Total	274	71	345

Food

        Menu.    Texas Roadhouse restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. Our dinner entrée prices generally range from $8.99 to $20.99, with at least 15 dinners priced under $10.00. We offer a broad assortment of specially seasoned and aged steaks, including 6, 8, 11 and 16 oz. Sirloins; 10, 12 and 16 oz. Rib-eyes; 6 and 8 oz. Filets; Prime Rib; and T-Bones, almost all of which are hand-cut daily on the premises and cooked over open gas-fired grills. We also offer our guests a selection of fish, seafood, chicken, pork chops, ribs, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include made-from-scratch yeast rolls and most include two of the following made-from-scratch sides: baked potato, sweet potato, steak fries, mashed potatoes, house or Caesar salad, green beans, chili, seasoned rice, baked beans and steamed vegetables. Our menu allows guests to customize their meals by ordering steaks that are "smothered" either in cheese, onions, gravy or mushrooms and baked potatoes "loaded" with cheese and bacon. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Chicken Critters®" (chicken tenders). We also provide a "12 & Under" menu for children that includes a sirloin steak, rib basket, Jr. Chicken Critters, cheeseburger, hot dog and macaroni and cheese, all served with one side item and a beverage at prices generally between $2.99 and $7.99.

        Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer. Managing partners are encouraged to tailor their beer selection to include regional and local brands. We serve a selection of major brands of liquor and wine as well as margaritas. Alcoholic beverages accounted for 10.4% of restaurant sales at Texas Roadhouse in fiscal 2010.

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

        We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in all Texas Roadhouse restaurants for the purpose of reinforcing the uniformity of recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. The team currently consists of over 30 product coaches, supporting all Texas Roadhouse restaurants system-wide.

        Food safety is of utmost importance to us. We currently utilize several programs to help ensure adherence to proper food preparation procedures and food safety standards. We have a Food Safety coordinator whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to promote compliance with food safety guidelines. Where required, food items purchased from qualified vendors have been inspected by reputable, outside inspection services confirming that the vendor is compliant with FDA and USDA guidelines.

        Product coaches perform sanitation audits on each restaurant four times a year and these results are reviewed by various members of operations and management. To reinforce the importance of food safety, we have printed all HAACP (Hazard Analysis and Critical Points) in bold type on each recipe. In addition, most of our product coaches have obtained or are in the process of obtaining their food safety professional designation.

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

Service

        Guest Satisfaction.    We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. Through the use of guest surveys, our website "texasroadhouse.com," a toll-free guest response telephone line and personal interaction in the restaurant, we receive valuable feedback from guests. Additionally, we employ an outside service to administer a "Secret Shopper" program whereby trained individuals periodically dine and comprehensively evaluate the guest experience at each of our restaurants. Particular attention is given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. The resulting reports are used for follow up training feedback to both staff and management. We continue to evaluate and implement processes relating to guest satisfaction, including reducing guest wait times and improving host interaction with the guest.

        Atmosphere.    The atmosphere of Texas Roadhouse restaurants is intended to appeal to broad segments of the population, children, families, couples, adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere, featuring an exterior of rough-hewn cedar siding and corrugated metal. The interiors feature pine floors and stained concrete and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display-baking area where our made-from-scratch yeast rolls are prepared and/or a meat cooler displaying fresh cut steaks, and may wait for seating in either a spacious, comfortable waiting area or a southwestern style bar. While waiting for a table, guests can enjoy complimentary roasted in-shell peanuts. Immediately upon being seated at a table, guests can enjoy made-from-scratch yeast rolls along with roasted in-shell peanuts.

People

        Management and Employees.    Each of our restaurants is generally staffed with one managing partner, one kitchen manager and one service manager, and, in many cases, one or more additional assistant managers and/or key employees. The managing partner of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant and is responsible for maintaining the standards of quality and performance we establish. We use market partners to supervise the operation of our restaurants including the continuing development of each restaurant's management team. Generally, each market partner has supervisory responsibilities for up to 10 to 15 restaurants.

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

        Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum of four to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management team members are required to complete a comprehensive training program of up to 17 weeks, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by either the market partner, product coach or a training manager.

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

Marketing

        Our marketing strategy aims to promote the Texas Roadhouse brand, while retaining a localized focus, to:

  •
  increase the frequency of visits by our current guests and increase comparable restaurant sales by attracting new guests to our restaurants;

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

        Local Restaurant Area Marketing.    Given our strategy to be a neighborhood destination, local area marketing is integral in developing brand awareness in each market. To enhance our visibility in new markets, we deliver free food to local businesses in connection with new restaurant openings and on an ongoing basis to drive awareness. Managing partners are encouraged to participate in creative community-based marketing, such as hosting local radio or television programs. We also engage in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs. For instance, our involvement with the Special Olympics, a local Little League baseball team, a local church or the Armed Forces, shows our "Legendary Care, Concern and Support" for our communities. We leverage the corresponding recognition in our public relations and marketing efforts to communicate our corporate values and mission statement to our guests. We employ marketing coordinators at the restaurant and market level to develop and execute the majority of the local marketing strategies.

        Advertising.    Although our restaurant concept is not media driven, to build brand awareness we spend a limited amount of our marketing dollars on various advertising channels, including billboard, print, radio and television. These advertisements are designed to reflect "Legendary Food, Legendary Service®" as well as our fun and welcoming restaurant environment.

Restaurant Franchise Arrangements

        Franchise Restaurants.    As of December 28, 2010, we had 18 franchisees that operated 71 restaurants in 24 states. Franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States. Approximately 76% of our franchise restaurants are operated by eight franchisees. No franchisee operates more than 16 restaurants.

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

        We have entered into one area development and franchise agreement for the development of restaurants in eight countries in the Middle East over ten years. Our franchisee will pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. The term of the agreement may be extended, and the franchisee has rights to expand into additional countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of the single existing international agreement, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

        Any of our franchise agreements, whether domestic or international, may be terminated if the franchisee defaults in the performance of any of its obligations under the franchise agreement, including its obligations to operate the restaurant in strict accordance with our standards and specifications. A franchise agreement may also be terminated if a franchisee becomes insolvent, fails to make its required payments, creates a threat to the public health or safety, ceases to operate the restaurant, or misuses the Texas Roadhouse trademarks.

        Franchise Compliance Assurance.    We have instituted a comprehensive system to ensure compliance with our systems and standards, both during the development and operating of franchise restaurants. We actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with the Texas Roadhouse standards and procedures. During the restaurant development phase, we approve the selection of restaurant sites and make available copies of our prototype building plans to franchisees. In addition, we ensure that the building design is in compliance with our standards. We provide training to the managing partner and up to three other managers of a franchisee's first restaurant. We also provide trainers to assist in the opening of every domestic franchise restaurant; we provide trainers to assist our international franchisees in the opening of their restaurants until such time as they develop an approved restaurant opening training program. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment, food purchases and food preparation as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams, and focus on key areas including health, safety and execution proficiency.

        To continuously improve our communications with franchisees and the consistency of the brand, we maintain a business development council that includes representatives of our domestic franchisees, company operations personnel and vendors. The council's functions are advisory. Its members review and comment on proposed advertising campaigns and materials and budget expenditures, as well as operational initiatives. Our regional market partners also provide support to our domestic franchise restaurant operators.

        Management Services.    We provide management services to 22 of the franchise restaurants in which we and/or our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services through outside sources and restaurant employees and employee benefits on a pass-through cost basis. In addition, we receive a monthly fee from four franchise restaurants for providing payroll and accounting services.

Management Information Systems and Restaurant Reporting

        All of our company restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, period, quarter and year-to-date basis and beyond, on a company-wide, regional or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provides a detailed analysis of sales and costs. These monthly profit and loss statements are compared both to the restaurant-prepared reports and to prior periods. Currently, we utilize satellite technology at the restaurant level, which serves as a high-speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processor.

Competition

        According to the National Restaurant Association, or NRA, restaurant industry sales in 2011 will represent approximately 4% of the United States' gross domestic product. The NRA also forecasts that restaurant industry sales will reach $604 billion in 2011 and will encompass approximately 960,000 restaurants.

        Competition in the restaurant industry is intense. Texas Roadhouse restaurants compete with mid-priced, full-service, casual dining restaurants primarily on the basis of taste, quality and price of the food offered, service, atmosphere, location and overall dining experience. Our competitors include a large and diverse group of restaurants that range from independent local operators to well-capitalized national restaurant chains. Although we believe that we compete favorably with respect to each of the above factors, other restaurants operate with concepts that compete for the same casual dining guests as we do. We also compete with other restaurants and retail establishments for quality site locations and restaurant-level employees.

Trademarks

        Our registered trademarks and service marks include, among others, our trade names and our stylized logos. We have registered all of our significant marks with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 23 foreign jurisdictions including the European Union. To better protect our brand, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts.

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

        In 2010, the sale of alcoholic beverages accounted for 10.4% of our restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

Employees

        As of December 28, 2010, we employed approximately 32,000 people, of whom 360 were executive and administrative personnel, 1,154 were restaurant management personnel and the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

        Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	55	Chairman of the Company, Director
G.J. Hart	53	President, Chief Executive Officer, Director
Steven L. Ortiz	53	Chief Operating Officer
Scott M. Colosi	46	Chief Financial Officer
Sheila C. Brown	58	General Counsel, Corporate Secretary

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

        Sheila C. Brown.    Ms. Brown has served as our General Counsel and Secretary since November 2001. From August 2000 to November 2001, Ms. Brown was our Director of Property Acquisition and, from September 1998 to August 2000, Development Coordinator, in which capacity Ms. Brown was responsible for our real estate development activities. Ms. Brown has 30 years of experience in the restaurant industry.

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

        During 2011 and possibly beyond, the U.S. and global economies may continue to suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we can charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations.

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

        We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including our trade names and logos, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees. Our inability to register or protect our marks and other propriety rights in foreign jurisdictions could adversely affect our competitive position in international markets.

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

        We have also entered into other loan agreements with other lenders to finance various restaurants which impose financial covenants that are less restrictive than those imposed by our existing credit facility. A default under these loan agreements could result in a default under our existing credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 28, 2010, we were in compliance with all of our lenders' covenants.

We may be required to record additional impairment charges in the future.

        In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to company-owned restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any given company-owned restaurant, the estimated undiscounted future cash flows for the restaurant are compared to its carrying value. If the carrying value materially exceeds the undiscounted cash flows, an impairment charge would be recorded equal to the difference between the carrying value and the estimated fair value.

        We also review the value of our goodwill and other intangible assets on an annual basis and when events or changes in circumstances indicate that the carrying value of goodwill or other intangible assets may exceed the fair value of such assets. The estimates of fair value are based upon the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation measurements and techniques.

        The estimates of fair value used in these analyses require the use of judgment, certain assumptions and estimates of future operating results. If actual results differ from our estimates or assumptions, additional impairment charges may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

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

        As of December 28, 2010, we operated a total of 47 company restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

Our expansion into new domestic and/or international markets may present increased risks due to our unfamiliarity with the area.

        Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk of expanding into new markets is the lack of market awareness of our brands. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby affecting our overall profitability.

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

        We currently purchase the majority of our beef from four of the largest beef suppliers in the country under annual contracts. While we maintain relationships with additional suppliers, if any of these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

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

        Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury in general. In recent years there has been negative publicity concerning e-coli, hepatitis A, "mad cow," "foot-and-mouth" disease and "bird flu." The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests, resulting in legislation in some jurisdictions which require nutritional information to be disclosed to guests. Nutritional labeling could be enacted in many additional states, counties or cities as well as on a federal level. Nutritional labeling requirements and negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concept or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

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

        Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tip wage, state unemployment rates or employee benefits costs or otherwise, would adversely impact our operating expenses. The federal government and numerous states have enacted legislation resulting in tip and/or minimum wage increases as well as pre-determined future increases. We anticipate that additional legislation will be enacted in future periods, including some legislation regarding health care benefits. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. Our operating expenses will be adversely affected to the extent that we are not able or are unwilling to offset these costs through higher prices on our products.

        Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management or hourly labor turnover and potential delays in new restaurant openings or adverse guest reactions to inadequate guest service levels due to staff shortages. Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruitment and training expense. A shortage in the labor pool could also cause our restaurants to be required to operate with reduced staff, which could negatively impact our ability to provide adequate service levels to our guests.

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

        In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tip wage requirements, overtime pay, health benefits, unemployment tax rates, workers' compensation rates, citizenship requirements, working conditions and sales taxes. A number of factors could adversely affect our operating results, including:

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

We rely heavily on information technology, and any material failure, weakness or interruption could prevent us from effectively operating our business.

        We rely heavily on information systems, including point-of-sale processing in our restaurants, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms could result in delays in guest service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

We may incur costs resulting from breaches of security of confidential guest information related to our electronic processing of credit and debit card transactions.

        We accept electronic payment cards for payment in our restaurants. During 2010, approximately 75% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, in excess of our insurance coverage, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

Our current insurance may not provide adequate levels of coverage against claims.

        We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such damages could have a material adverse effect on our business and results of operations. In addition, we self-insure a significant portion of expected losses under our workers compensation, general liability, employment practices liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity.

 Risks Related to Our Corporate Structure and our Stock Ownership

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

        Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions include, among other things, advance notice for raising business or making nominations at meetings and "blank check" preferred stock. Blank check preferred stock enables our Board of Directors, without approval of the stockholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board of Directors may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board of Directors may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

Properties

        Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 28, 2010, we leased 71,342 square feet. Our leases expire between March 31, 2014 and December 31, 2025. We have an option to renew the leases for an additional five years. Of the 274 company restaurants in operation as of December 28, 2010, we owned 117 locations and leased 157 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	1	4
Arizona	5	5	10
Arkansas	—	2	2
Colorado	7	5	12
Connecticut	—	2	2
Delaware	1	1	2
Florida	2	4	6
Georgia	2	—	2
Idaho	1	3	4
Illinois	2	5	7
Indiana	7	5	12
Iowa	2	5	7
Kansas	2	—	2
Kentucky	4	4	8

State	Owned	Leased	Total
Louisiana	1	6	7
Maine	—	3	3
Maryland	—	2	2
Massachusetts	1	6	7
Michigan	3	5	8
Minnesota	1	1	2
Mississippi	1	—	1
Missouri	2	7	9
Nebraska	—	2	2
Nevada	—	1	1
New Hampshire	2	—	2
New Jersey	1	2	3
New Mexico	1	1	2
New York	3	4	7
North Carolina	4	10	14
North Dakota	—	2	2
Ohio	11	5	16
Oklahoma	2	4	6
Pennsylvania	3	12	15
Rhode Island	—	2	2
South Dakota	1	—	1
Tennessee	—	10	10
Texas	34	13	47
Utah	—	7	7
Vermont	—	1	1
Virginia	3	5	8
West Virginia	1	—	1
Wisconsin	3	4	7
Wyoming	1	—	1

Total	117	157	274

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

        On October 8, 2010, the U.S. Equal Employment Opportunity Commission ("EEOC") for the Boston Area Office issued a determination letter in Charge No. 523-2009-00643 alleging that we engaged in a pattern and practice of age discrimination in hiring for certain restaurant positions in violation of the Age Discrimination in Employment Act. The determination alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age. The EEOC is seeking remedial actions and the payment of damages to applicants. We have denied the allegation and intend to vigorously defend against the charge. We are currently engaged in the conciliation process with the EEOC. Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

ITEM 4.    (Removed and Reserved)

        None.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. The common stock has been quoted on the Nasdaq Global Select Market since October 5, 2004. The quarterly high and low closing prices of our common stock by quarter were as follows:

	High	Low
Year ended December 28, 2010
First Quarter	$14.24	$10.64
Second Quarter	$16.13	$12.59
Third Quarter	$14.60	$12.05
Fourth Quarter	$18.21	$14.05
Year ended December 29, 2009
First Quarter	$9.98	$7.00
Second Quarter	$12.57	$9.75
Third Quarter	$11.76	$10.08
Fourth Quarter	$11.83	$9.39

        The number of holders of record of our common stock as of February 18, 2011 was 363.

        On February 17, 2011, our Board of Directors authorized the payment of a cash dividend of $0.08 per share of common stock. This payment will be distributed on April 1, 2011, to shareholders of record at the close of business on March 16, 2011. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        As of December 28, 2010, shares of common stock authorized for issuance under our equity compensation plan are summarized in the following table. The weighted-average option exercise price is for stock options only, as the restricted stock has no exercise price. See note 13 to the Consolidated Financial Statements for a description of the plan.

Plan Category	Shares to Be Issued Upon Exercise	Weighted- Average Option Exercise Price	Shares Available for Future Grants
Plan approved by stockholders	5,201,922	$11.87	4,298,859
Plans not approved by stockholders	—	—	—

Total	5,201,922	$11.87	4,298,859

  Unregistered Sales of Equity Securities

        There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

  Issuer Repurchases of Securities

        On February 17, 2011, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

        On February 14, 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $25.0 million of our common stock in open market transactions during the two-year period ending February 14, 2010, which was later extended to February 14, 2011. On July 8, 2008, our Board of Directors approved a $50.0 million increase in this stock repurchase program. This stock repurchase program expired on February 14, 2011.

        We made no purchases of our common stock during the 13 weeks ended December 28, 2010.

  Stock Performance Graph

        The following graph sets forth cumulative total return experienced by holders of the Company's common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the period ended December 28, 2010, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 29, 2004 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

        Note: The stock price performance shown on the graph below does not indicate future performance.

 Comparison of Cumulative Total Return Since December 27, 2005
Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/27/05	12/26/06	12/24/07	12/30/08	12/29/09	12/28/10
Texas Roadhouse, Inc.	$100.00	$91.52	$78.07	$50.34	$79.86	$119.38
Russell 3000	$100.00	$118.32	$124.83	$73.75	$95.06	$108.05
Russell 3000 Restaurant	$100.00	$123.61	$130.11	$107.91	$128.39	$167.00

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

        We derived the selected consolidated financial data as of and for the years 2010, 2009, 2008, 2007 and 2006 from our audited consolidated financial statements.

        The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2008 was 53 weeks in length while fiscal years 2010, 2009, 2007 and 2006 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$995,988	$934,100	$871,556	$724,372	$586,557
Franchise royalties and fees	9,005	8,231	8,905	10,717	10,574

Total revenue	1,004,993	942,331	880,461	735,089	597,131

Income from operations	90,617	75,861	62,027	63,213	54,369
Income before taxes	88,372	72,809	58,398	61,212	53,975
Provision for income taxes	27,683	23,491	19,389	21,176	19,381

Net income including noncontrolling interests	$60,689	$49,318	$39,009	$40,036	$34,594
Less: Net income attributable to noncontrolling interests	2,400	1,839	841	711	585

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$58,289	$47,479	$38,168	$39,325	$34,009

Net income per common share:
Basic	$0.82	$0.68	$0.53	$0.53	$0.46

Diluted	$0.80	$0.67	$0.52	$0.51	$0.44

Weighted average shares outstanding(1):
Basic	71,432	69,967	72,672	74,611	73,876

Diluted	72,929	71,298	74,079	76,832	76,520

	Fiscal Year
	2010	2009	2008	2007	2006
	($ in thousands)
Consolidated Balance Sheet Data:
Cash	$82,215	$46,858	$5,258	$11,564	$33,784
Total assets	702,801	662,073	622,663	546,029	452,588
Long-term debt and obligations under capital leases, net of current maturities	51,906	101,179	132,482	66,482	35,362
Total liabilities	203,419	239,123	259,866	176,264	132,209
Noncontrolling interests	2,766	2,578	2,807	2,384	1,305
Texas Roadhouse, Inc. and subsidiaries stockholders' equity(2)	496,616	420,372	359,990	367,381	319,074
Selected Operating Data (unaudited):
Restaurants:
Company	274	261	245	204	163
Franchise	71	70	69	81	88
Total	345	331	314	285	251
Company restaurant information:
Store weeks	13,803	13,255	11,861	9,499	7,648
Comparable restaurant sales growth(3)	2.4%	(2.8)%	(2.3)%	1.4%	3.5%
Average unit volumes(4)	$3,728	$3,660	$3,823	$3,974	$3,967
Net cash provided by operating activities	$119,908	$115,129	$101,214	$76,567	$79,744
Net cash used in investing activities	$(44,816)	$(43,134)	$(120,216)	$(134,532)	$(109,845)
Net cash (used in) provided by financing activities	$(39,735)	$(30,395)	$12,696	$35,745	$(34,898)

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

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-31), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

        Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. The first Texas Roadhouse restaurant opened in Clarksville, Indiana in February 1993. As of December 28, 2010, there were 345 restaurants operating in 46 states, including:

  •
  274 "company restaurants," of which 263 were wholly-owned and 11 were majority-owned. The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income.

  •
  71 "franchise restaurants," of which 68 were franchise restaurants and 3 were license restaurants. We have a 5.0% to 10.0% ownership interest in 21 franchise restaurants. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest.

        We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in nine of the 11 majority-owned company restaurants and (ii) 65 of the franchise restaurants.

Presentation of Financial and Operating Data

        We operate on a fiscal year that ends on the last Tuesday in December. Fiscal years 2010 and 2009 were 52 weeks in length, while the fourth quarters for those years were 13 weeks in length. Fiscal year 2008 was 53 weeks in length and, as such, the fourth quarter of fiscal year 2008 was 14 weeks in length.

Long-term Strategies to Grow Earnings Per Share

        Our long-term strategies with respect to increasing net income and earnings per share include the following:

        Expanding Our Restaurant Base.    We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing markets and new domestic or international markets. Domestically, we will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. Our ability to expand our restaurant base is influenced by many factors beyond our control and therefore we may not be able to achieve our anticipated growth. We moderated our restaurant development plans for 2009 and 2010 due, in part, to increasing restaurant development costs, particularly during 2006 to 2009. Throughout 2010, we focused on reducing our average capital investment for developing our prototype restaurant by making building design modifications and lowering site work costs. Additionally, we have opened two restaurants using a new prototype, which is slightly smaller than our typical prototype. Our average capital investment for

Texas Roadhouse restaurants opened during 2010, including pre-opening expenses, was $3.7 million, which is a decrease of approximately $0.3 million from our $4.1 million average in 2009. Based on the decreased restaurant development costs and improved sales in 2010, we have increased our restaurant development plans for 2011 to approximately 20 restaurants from 14 restaurants in 2010. We continue to focus on driving sales and decreasing restaurant development costs in order to further increase our restaurant development in the future.

        We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise agreement on April 26, 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next ten years, the first of which is expected to open in late 2011. Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for minority ownership in three non-Texas Roadhouse restaurants yet to be opened. We may also look to acquire franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. Of the 274 restaurants we owned and operated at the end of 2010, 271 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek. All of our planned restaurant growth in 2011 will be Texas Roadhouse restaurants.

        Maintaining and/or Improving Restaurant Level Profitability.    We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management. In 2010, our average unit volumes and comparable restaurant sales increased 1.9% and 2.4%, respectively. The growth in these measures was primarily due to higher guest traffic counts, which we believe is due to our continued focus on encouraging repeat visits by our guests by not sacrificing any operational standards relating to our quality of food and service, along with an improvement in the overall economy. We also continue to drive various localized marketing programs in order to attract new guests and increase the frequency of visits of our existing guests. Additionally, we believe we have been conservative with menu price increases.

        From 2006 through 2009, average unit volumes and comparable restaurant sales declined primarily as a result of lower guest traffic counts and lower increases in average guest check. We believe the lower guest traffic counts across these periods were primarily attributable to a general softening of the overall consumer environment, consistent with the casual dining industry, as a whole, experiencing lower guest traffic counts. During this four-year span, consumer casual dining restaurant demand was negatively impacted by increasing unemployment rates and higher menu prices resulting from inflationary pressures such as certain state minimum and tipped wage increases, along with higher gasoline prices. We believe all of these pressures negatively impacted guest traffic counts for us, as well as the industry.

        In addition to lower guest traffic counts from 2006 through 2009, we have experienced declining year-over-year growth in our per person average check since fiscal year 2005 for two reasons. First, we have implemented fewer and smaller menu price increases largely due to the general softening of the overall economy over the last four to five years. Second, we have experienced guests shifting their selections to lower priced menu items and/or purchasing fewer alcoholic beverages over the last few years. As a result, we have seen less year-over-year growth in our per person average check, despite the menu price increases we have implemented.

        Leveraging Our Scalable Infrastructure.    To support our growth, we continue to make investments in our infrastructure. Over the past several years, we have made significant investments in our infrastructure including information systems, real estate, human resources, legal, marketing and operations. Historically, general and administrative costs have increased at a slower growth rate than our revenue. Whether we are able to continue leveraging our infrastructure will depend, in part, on our new restaurant and comparable restaurant sales growth rates going forward.

        Returning Capital to Shareholders.    We continue to look at opportunities to return capital to our shareholders, including through the repurchases of common stock and the payment of dividends. Our Board of Directors has approved a stock repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock through open market transactions. We made no purchases of our common stock during the 52 weeks ended December 28, 2010.

        On February 17, 2011, our Board of Directors authorized the payment of a cash dividend of $0.08 per share of common stock. This payment will be distributed on April 1, 2011, to shareholders of record at the close of business on March 16, 2011. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

Key Operating Personnel

        Key personnel who have a significant impact on the performance of our restaurants include managing and market partners. Each company restaurant has one managing partner who serves as the general manager. Market partners can provide supervisory services for up to 10 to 15 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. The managing partner of each company restaurant and their corresponding market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing and market partners includes a base salary plus a percentage of the pre-tax net income of the restaurant(s) they operate or supervise. Managing and market partners are eligible to participate in our equity incentive plan and, as a general rule, are required to make deposits of $25,000 and $50,000, respectively. Generally, the deposits are refunded after five years of service.

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

        Restaurant Margins.    Restaurant margins represent restaurant sales less restaurant operating costs (as a percentage of restaurant sales). Restaurant margins may fluctuate based on inflationary pressures, commodity costs and wage rates.

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

        Impairment and closure costs.    Impairment and closure costs include any impairment of long-lived assets, including goodwill, associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with the sale of a closed restaurant and/or assets held for sale.

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

        Equity Income from Unconsolidated Affiliates.    As of December 28, 2010 and December 29, 2009, we owned 5.0% to 10.0% equity interest in 21 franchise restaurants. As of December 30, 2008, we owned 5.0% to 10.0% equity interest in 19 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

        Net Income Attributable to Noncontrolling Interests.    Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants. Our consolidated subsidiaries at December 28, 2010 included 11 majority-owned restaurants, all of which were open. Our consolidated subsidiaries at December 29, 2009 and December 30, 2008 included ten majority-owned restaurants, all of which were open.

        Managing Partners and Market Partners.    Managing partners are single unit operators who have primary responsibility for the day-to-day operations of the entire restaurant and are responsible for maintaining the standards of quality and performance we establish. Market partners, generally, have supervisory responsibilities for up to 10 to 15 restaurants. In addition to supervising the operations of our restaurants, they are also responsible for the hiring and development of each restaurant's management team and assist in the new restaurant site selection process.

	Results of Operations
	Fiscal Year
	2010		2009		2008
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	995,988	99.1	934,100	99.1	871,556	99.0
Franchise royalties and fees	9,005	0.9	8,231	0.9	8,905	1.0

Total revenue	1,004,993	100.0	942,331	100.0	880,461	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	324,267	32.6	312,800	33.5	308,123	35.4
Labor	293,022	29.4	276,626	29.6	253,132	29.0
Rent	21,361	2.1	20,018	2.1	15,879	1.8
Other operating	172,893	17.4	158,961	17.0	146,019	16.8
(As a percentage of total revenue)
Pre-opening	7,051	0.7	5,813	0.6	11,604	1.3
Depreciation and amortization	41,283	4.1	41,822	4.4	37,694	4.3
Impairment and closures	2,005	0.2	3,000	0.3	2,175	0.2
General and administrative	52,494	5.2	47,430	5.0	43,808	5.0

Total costs and expenses	914,376	91.0	866,470	91.9	818,434	93.0
Income from operations	90,617	9.0	75,861	8.1	62,027	7.0
Interest expense, net	2,673	0.3	3,273	0.3	3,844	0.4
Equity income from investments in unconsolidated affiliates	(428)	0.0	(221)	0.0	(215)	0.0

Income before taxes	88,372	8.8	72,809	7.7	58,398	6.5
Provision for income taxes	27,683	2.8	23,491	2.5	19,389	2.2

Net income including noncontrolling interests	60,689	6.0	49,318	5.2	39,009	4.4

Net income attributable to noncontrolling interests	2,400	0.2	1,839	0.0	841	0.0

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	58,289	5.8	47,479	5.0	38,168	4.3

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 25, 2007	204	81	285
Openings	29	1	30
Acquisitions (Dispositions)	13	(13)	—
Closures	(1)	—	(1)

Balance at December 30, 2008	245	69	314
Openings	17	3	20
Acquisitions (Dispositions)	1	(1)	—
Closures	(2)	(1)	(3)

Balance at December 29, 2009	261	70	331
Openings	14	1	15
Acquisitions (Dispositions)	—	—	—
Closures	(1)	—	(1)

Balance at December 28, 2010	274	71	345

Restaurant Sales

        Restaurant sales increased by 6.6% in 2010 as compared to 2009. This increase was attributable to the opening of new restaurants and an increase in average unit volumes. Restaurant sales increased by 7.2% in 2009 compared to 2008. This increase was attributable to the opening of new restaurants and the acquisitions of franchise restaurants in fiscal 2008, partially offset by a decrease in comparable restaurant sales and average unit volumes coupled with the addition of a 53rd week in 2008. Restaurant sales for 2009 were negatively impacted by 2.2% as a result of the extra week in 2008, which resulted in $17.9 million in additional restaurant sales.

        The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods. Although 2008 contained 53 weeks, for comparative purposes, 2008 average unit volumes were adjusted to a 52-week basis.

	2010	2009	2008
Company Restaurants
Increase in store weeks	4.1%	11.8%	24.9%
Increase/(decrease) in average unit volumes	1.9	(4.3)	(3.8)
Other(1)	0.6	(0.3)	(0.8)

Total increase in restaurant sales	6.6%	7.2%	20.3%

Store weeks	13,803	13,255	11,861
Comparable restaurant sales growth/(decline)	2.4%	(2.8)%	2.3%
Average unit volume (in thousands)	$3,728	$3,660	$3,823

(1)
Includes the impact of the year-over-year change in sales volume of restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed during the period.

        The increase in store weeks for 2010 and 2009 was primarily attributable to the opening of new restaurants. The increase in store weeks for 2009 was also impacted by the acquisition of 13 franchise restaurants in 2008. Company restaurant count activity is shown in the restaurant unit activity table above.

        The increase in average unit volumes for 2010 compared to 2009 was primarily driven by a combination of positive comparable restaurant sales and higher year-over-year sales at newer restaurants. For 2010, comparable restaurant sales increased 2.4% which was generated by an increase in guest traffic counts, partially offset by a slight decline in our per person average check. For 2009, comparable restaurant sales decreased 2.8%, which was generated primarily by a decrease in guest traffic counts, while our per person average check remained fairly constant.

        We have implemented certain menu pricing increases to partially offset impacts from higher operating costs and other inflationary pressures. The following table summarizes our menu pricing actions for the periods shown.

Increased Menu Pricing
April 2009	1.4%
May/June 2008	1.5%
January/February 2008	1.1%

        As some guests are purchasing fewer alcoholic beverages and/or shifting their selections to lower priced menu items, average guest check has not increased in line with the menu price increases above. While we did not take any pricing increases in 2010 due to the favorable commodities environment, we plan to take a menu price increase of averaging approximately 1% during the first quarter of 2011 as a result of expected inflationary pressures, primarily commodities, in 2011.

        In 2011, we plan to open approximately 20 additional company restaurants. We have either begun construction or have sites under contract for purchase or lease for 18 of the 20 restaurants. We may evaluate additional opportunities for international development and possibly acquiring additional franchise restaurants in 2011.

Franchise Royalties and Fees

        Franchise royalties and fees increased by $0.8 million or by 9.4% in 2010 from 2009. This increase was primarily attributable to an increase in average unit volumes, increasing royalty rates in conjunction with the renewal of certain franchise agreements, and the opening of a new restaurant in the second quarter of 2010. Franchise royalties and fees decreased by $0.7 million, or by 7.6%, in 2009 from 2008. The decrease in 2009 was primarily attributable to the loss of royalties associated with the acquisition of 13 franchise restaurants in 2008, the reduction of royalties in several restaurants, a decrease in average unit volumes and the additional week in fiscal 2008. This decrease was partially offset by new franchise restaurants in 2009 and increasing royalty rates and franchise fees in conjunction with the renewal of certain franchise agreements. Franchise comparable restaurant sales increased by 2.5% in 2010 and decreased by 2.5% in 2009. Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales

        Restaurant cost of sales, as a percentage of restaurant sales, decreased to 32.6% in 2010 from 33.5% in 2009. This decrease was primarily attributable to the benefit of lower beef costs and lower food costs on items such as oil-based and wheat ingredients. For 2011, we have fixed price contracts, which include some floor and ceiling pricing, for approximately 65% of our overall food costs with the remainder subject to fluctuating market prices. We expect commodity cost inflation of approximately 3.0% in 2011.

        Restaurant cost of sales, as a percentage of restaurant sales, decreased to 33.5% in 2009 from 35.4% in 2008. This decrease was primarily attributable to the benefit of lower beef, dairy and produce costs and menu price increases discussed above, partially offset by higher commodity costs on chicken and food items such as wheat and oil-based ingredients.

Restaurant Labor Expenses

        Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.4% in 2010 from 29.6% in 2009. This decrease was primarily attributable to an increase in average unit volumes and lower state unemployment tax expense, partially offset by higher average wage rates. Additionally, lower workers' compensation claims experience resulted in lower year-over-year workers' compensation expense for 2010.

        We anticipate our labor costs will continue to be pressured by inflation, driven by higher wage rates partially due to federal and state-mandated increases in minimum and tip wage rates. These increases may or may not be offset by additional menu price adjustments.

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

Restaurant Rent Expense

        Restaurant rent expense, as a percentage of restaurant sales, remained the same in 2010 compared to 2009 at 2.1%, which was an increase from 1.8% in 2008. In 2010, the benefit from an increase in average unit volumes offset the impact of leasing more land and buildings than in the past. The increase in 2009 was primarily attributable to a decrease in average unit volumes, combined with rent expense associated with the franchise restaurants acquired in 2008 and the restaurants opened in 2009 and 2008, as we are leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses

        Restaurant other operating expenses, as a percentage of restaurant sales, increased to 17.4% in 2010 from 17.0% in 2009. This increase was primarily attributable to higher costs for managing partner and market partner bonuses, as a percentage of sales, and higher general liability insurance costs, partially offset by an increase in average unit volumes. Managing partner and market partner bonuses were higher in 2010 as a result of improved restaurant sales and higher margins. General liability insurance costs were $1.5 million higher in 2010 primarily due to changes in our claims development history based on our recent actuarial report.

        Restaurant other operating expenses, as a percentage of restaurant sales, increased to 17.0% in 2009 from 16.8% in 2008. This increase was primarily attributable to a decrease in average unit volumes and higher costs for general liability insurance, repairs and maintenance, managing partner and market partner bonuses, property taxes and credit card charges, as a percentage of restaurant sales, partially offset by lower utilities and supplies expense. During 2009, a $0.1 million adjustment made to general liability insurance expense due to favorable general liability claims experience based on our most recent quarterly actuarial analysis was lower than a $0.5 million adjustment made in 2008. Managing partner and market partner bonus expense was higher in 2009 as a result of improved restaurant margins.

Restaurant Pre-opening Expenses

        Pre-opening expenses in 2010 increased to $7.1 million from $5.8 million in 2009. This increase was primarily attributable to more restaurants in the development pipeline during 2010 as compared to 2009, driven by our plan to open 20 company restaurants in 2011 as compared to 14 company restaurants in 2010. Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired. Based on our increased restaurant development plans, we expect pre-opening expense to be higher in 2011.

        Pre-opening expenses in 2009 decreased to $5.8 million from $11.6 million in 2008. This decrease was primarily attributable to fewer openings and fewer restaurants being in the development pipeline in 2009 compared to 2008. In 2009, we reduced our planned Company-owned restaurant openings to 17 restaurants compared to 29 restaurants in 2008.

Depreciation and Amortization Expenses ("D&A")

        D&A, as a percentage of revenue, decreased to 4.1% in 2010 from 4.4% in 2009. This decrease was primarily attributable to an increase in average unit volumes and lower depreciation expense on older restaurants, partially offset by higher depreciation expense, as a percentage of revenue, on restaurants opened in 2009. D&A, as a percentage of revenue, increased to 4.4% in 2009 from 4.3% in 2008. The increase in 2009 was primarily attributable to higher construction costs and other capital spending on new restaurants, a decrease in average unit volumes and the impact of having an additional week of sales in 2008, partially offset by lower depreciation expense in older restaurants.

Impairment and Closure Expenses

        Impairment and closure expenses decreased to $2.0 million in 2010 from $3.0 million in 2009, which was an increase from $2.2 million in 2008. In 2010, impairment and closure expenses included $1.7 million associated with the impairment of goodwill related to four restaurants and $0.2 million related to the write-down of equipment and ongoing closure costs associated with one restaurant, which was closed in Q2 2010. The remaining $0.1 million in expenses were ongoing closure costs associated with one restaurant closed in 2008. The goodwill impairment charges in 2010 resulted from our annual testing, which relies, in part, on the historical and projected future cash flows of individual restaurants. We assign goodwill at the individual restaurant level. As such, we anticipate that we will incur future impairment charges as the historical and/or projected future financial performance of these restaurants change. The amount and timing of any potential future charges, however, is difficult to predict.

        In 2009, impairment and closure expenses included $3.2 million associated with the impairment of goodwill, reacquired franchise rights and other long-lived assets (primarily building and equipment). The impairment charges were primarily triggered by our analysis of historical results and projected future cash flows at five underperforming restaurants. After performing tests for impairment, it was determined that goodwill, reacquired franchise rights and certain other long-lived assets associated with these five restaurants were impaired (two of which were fully impaired) and, accordingly, we recorded impairment charges related to these assets of $1.4 million, $0.5 million and $1.3 million, respectively. Additionally, in 2009, we recorded a gain of $0.6 million related to the sale of one restaurant which was relocated, a charge of $0.5 million in conjunction with the closure of one restaurant, and a credit of $0.1 million related to the settlement of a lease reserve associated with one restaurant which was closed in 2008.

        In 2008, we recorded an impairment charge of $1.4 million related to the write-down of land, building and equipment associated with one underperforming restaurant and a charge of $0.8 million due to the lease reserve and other charges related to the closure of one restaurant.

        See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2010, 2009 and 2008, including the impairments of goodwill and other long-lived assets.

General and Administrative Expenses ("G&A")

        G&A, as a percentage of total revenue, increased to 5.2% in 2010 from 5.0% in 2009. The increase is primarily attributable to higher costs associated with our annual managing partner conference and higher salary expense, partially offset by an increase in average unit volumes. Costs associated with our annual conference were $3.4 million in 2010 compared to $2.0 million in 2009. The majority of these costs were incurred during the second fiscal quarter in each year. We anticipate that the costs associated with our 2011 annual conference will be approximately $2.0-2.5 million. In addition, we expect share-based compensation costs to be approximately $1.7 million higher in 2011 compared to 2010 as a result of a grant of restricted stock units on January 8, 2011 in conjunction with the extension of certain executive employment contracts at the beginning of 2010.

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

Interest Expense, Net

        Net interest expense decreased to $2.7 million in 2010 from $3.3 million in 2009. This decrease was primarily attributable to the decrease in outstanding borrowings under our credit facility.

        Net interest expense decreased to $3.3 million in 2009 from $3.8 million in 2008. This decrease was primarily due to lower interest rates, partially offset by lower capitalized interest. Lower capitalized interest was primarily due to slower restaurant development in 2009 compared to 2008.

Income Taxes

        We account for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"). Our effective tax rate decreased to 32.2% from 33.1% in 2009. The decrease in 2010 was primarily attributable to higher work opportunity tax credits, lower non-deductible stock compensation expense and a decrease in the non-deductibility of officers' compensation. The decrease was partially offset by the impact of higher profitability, which led to a lower benefit, on a percentage basis, of federal tax credits. The higher work opportunity tax credits resulted from the expansion of the federal program for disconnected youth for eligible employees hired through 2010. We expect the effective tax rate to be approximately 32.6% for fiscal 2011.

        Our effective tax rate decreased to 33.1% in 2009 from 33.7% in 2008. The decrease was primarily attributable to lower non-deductible stock compensation expense, partially offset by an increase in the non-deductibility of officers' compensation and goodwill impairment in 2009.

Liquidity and Capital Resources

        The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$119,908	$115,129	$101,214
Net cash used in investing activities	(44,816)	(43,134)	(120,216)
Net cash (used in) provided by financing activities	(39,735)	(30,395)	12,696

Net increase (decrease) in cash	$35,357	$41,600	$(6,306)

        Net cash provided by operating activities was $119.9 million in 2010 compared to $115.1 million in 2009. This increase was primarily due to higher net income, partially offset by other changes in working capital. Net income was $11.4 million higher as a result of opening new restaurants, average unit volume growth and higher margins. Net cash provided by operating activities was $115.1 million in 2009 compared to $101.2 million in 2008. This increase was primarily due to higher net income, as a result of opening new restaurants, along with other changes in working capital.

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

        Net cash used in investing activities was $44.8 million in 2010 compared to $43.1 million in 2009. This increase was primarily due to spending on capital expenditures. While we opened 14 restaurants in 2010, compared to 17 restaurants in 2009, we had more restaurants in the development pipeline in 2010 as a result of planned increased growth in 2011. Net cash used in investing activities was $43.1 million in 2009 compared to $120.2 million in 2008. This decrease was due to fewer restaurants in the development pipeline in 2009 along with the $17.8 million use of cash associated with the acquisition of franchise restaurants in 2008. In 2009, we opened 17 restaurants compared to 29 restaurants opened in 2008.

        We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisitions of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 28, 2010, there were 117 restaurants developed on land which we owned.

        The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants:

	2010	2009	2008
	(in 000's)
New company restaurants	$29,796	$30,633	$89,828
Refurbishment of existing restaurants(1)	15,255	14,883	12,708

Total capital expenditures	$45,051	$45,516	$102,536

Acquisition of franchise restaurants, net of cash acquired	$—	$25	$17,835
Restaurant-related repairs and maintenance expense(2)	$11,888	$11,088	$9,135

(1)
Includes minimal capital expenditures related to support center office.

(2)
These amounts were recorded as an expense in the income statement as incurred.

        Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2011, we expect our capital expenditures to be $65.0 to $70.0 million, the majority of which will relate to planned restaurant openings. This amount excludes any cash used for franchise acquisitions. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility. For 2011, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to increase our cash balance, repurchase common stock, pay dividends, and/or repay borrowings under our credit facility.

        Net cash used in financing activities was $39.7 million in 2010 compared to $30.4 million in 2009. This increase was primarily due to paying down more on borrowings on our credit facility, partially offset by an increase in proceeds from the exercise of stock options. Net cash used in financing activities was $30.4 million in 2009 compared to net cash provided by financing activities of $12.7 million in 2008. The decrease in 2009 was primarily due to repayment of $31.0 million in borrowings and decreased borrowings under our credit facility, offset by stock repurchases in 2008. The decrease in 2008 was primarily due to increased borrowings under our credit facility in 2008, offset by stock repurchases of $57.0 million in 2008. The increased borrowings under our credit facility in 2008 are due to borrowings of approximately $57.0 million in conjunction with stock repurchases in 2008 and approximately $20.0 in conjunction with acquisitions of franchise restaurants in 2008.

        On February 17, 2011, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $50 million of our common stock. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by the Company's management under parameters established by the Board of Directors, based on its evaluation of the Company's stock price, market conditions and other corporate considerations. Also on February 17, 2011, our Board of Directors authorized the payment of a cash dividend of $0.08 per share of common stock. This payment will be distributed on April 1, 2011, to shareholders of record at the close of business on March 16, 2011.

        On February 14, 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $25.0 million of our common stock during the two-year period ending February 14, 2010, which was later extended to February 14, 2011. On July 8, 2008, our Board of Directors approved a $50.0 million increase in the Company's stock repurchase program, thereby increasing the Company's total stock repurchase authorization to $75.0 million. During 2008, we repurchased 6,512,807 shares for an aggregate purchase price of $57.0 million. No repurchases were made in 2010 or 2009. This program expired on February 14, 2011.

        In 2010, we paid distributions of $2.2 million to equity holders of ten of our majority-owned company restaurants. In 2009, we paid $2.1 million to equity holders of nine of our majority-owned company restaurants. In 2008, we paid $1.3 million to equity holders of seven of our majority-owned company restaurants.

        We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank. The facility expires on May 31, 2012. The terms of the facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.50% to 0.875% and to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, in both cases depending on our leverage ratio. The weighted-average interest rate for the revolver at December 28, 2010 was 3.59%, including interest rate swaps. The lenders' obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness that would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 28, 2010.

        At December 28, 2010, we had $50.0 million of outstanding borrowings under our credit facility and $196.2 million of availability net of $3.8 million of outstanding letters of credit. In addition, we had various other notes payable totaling $1.9 million with interest rates ranging from 10.46% to 10.80%. Each of these notes relate to the financing of specific restaurants. Our total weighted average effective interest rate at December 28, 2010 was 3.84%, including interest rate swaps.

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

Contractual Obligations

        The following table summarizes the amount of payments due under specified contractual obligations as of December 28, 2010:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,865	$185	$50,435	$537	$708
Capital lease obligations	315	89	207	19	—
Interest(1)	10,575	1,793	3,585	3,585	1,612
Operating lease obligations	198,217	21,090	41,250	37,712	98,165
Capital obligations	52,807	52,807	—	—	—

Total contractual obligations(2)	$313,779	$75,964	$95,477	$41,853	$100,485

(1)
Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations. Uses interest rates as of December 28, 2010 for our variable rate debt. Interest payments on our variable-rate revolving credit facility balance at December 28, 2010 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements. The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.50% margin, which was in effect as of December 28, 2010.

(2)
Unrecognized tax benefits under ASC 740 are immaterial and, therefore, are excluded from this amount.

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

Recent Accounting Pronouncements

  Fair Value Measures and Disclosures

  (Accounting Standards Update ("ASU") 2010-06)

        In January 2010, the FASB issued ASU 2010-06 which amends ASC 820, Fair Value Measures and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfer into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (our 2010 fiscal year), except for requirements related to Level 3 disclosures, which are effective for annual and interim period beginning after December 15, 2010 (our 2011 fiscal year). This guidance requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows.

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

        See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2010, 2009 and 2008, including the impairments of goodwill and other long-lived assets.

        Goodwill.    Goodwill is tested annually for impairment, and is tested more frequently if events and circumstances indicate that the asset might be impaired. We have assigned goodwill to the reporting unit, which we consider to be the individual restaurant level. An impairment loss is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. The determination of impairment consists of two steps. First, we determine the fair value of the reporting unit and compare it to its carrying amount. The fair value of the reporting unit may be based on several valuation approaches including capitalization of earnings, discounted cash flows, comparable public company market multiples and comparable acquisition market multiples. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit, in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

        The valuation approaches used to determine fair value are subject to key judgments and assumptions that are sensitive to change such as judgment and assumptions about our appropriate revenue growth rates, operating margins, weighted average cost of capital, and comparable company and acquisition market multiples. In estimating the fair value using the discounted cash flows or the capitalization of earnings method we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact our fair value. The judgments and assumptions used are consistent with what we believe hypothetical market participants would use. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments. If the estimates used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

        At December 28, 2010, we had 65 reporting units, primarily at the restaurant level, with allocated goodwill of $111.8 million. The average amount of goodwill associated with each reporting unit is $1.7 million with six reporting units having goodwill in excess of $4.0 million. Based on our estimate of fair value, we are currently monitoring five restaurants with total goodwill of $13.4 million. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. The fair value of each of our other reporting units was substantially in excess of their respective carrying values as of the 2010 goodwill impairment test. See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2010, 2009 and 2008, including the impairments of goodwill and other long-lived assets.

        Insurance Reserves.    We self-insure a significant portion of expected losses under our workers compensation, general liability, employment practices liability and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed below:

Employment practices liability	$250,000
Workers compensation	$250,000
General liability	$100,000
Property	$25,000

        We record a liability for unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based on estimates provided by management, a third party administrator and/or an actuary. Our estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves related to workers compensation and general liability are discounted using a discount rate of approximately 3.0% at December 28, 2010 resulting in a discount of $0.4 million. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by an immaterial amount. We also monitor actuarial observations of historical claim development for the industry. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances. In addition, starting in fiscal 2011, we self-insure a significant portion of expected losses under our employee healthcare insurance program and purchase insurance for individual claims under the program that exceed $150,000.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. Our options for the rate are the Base Rate, which is the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.50%, or LIBOR plus an applicable margin. At December 28, 2010, there was $50.0 million in outstanding borrowings under our revolving line of credit, which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR. We had various other notes payable totaling $1.9 million with fixed interest rates ranging from 10.46% to 10.80%. Should interest rates based on these borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

        We are subject to business risk as our beef supply is highly dependent upon two to four vendors. While we maintain relationships with additional suppliers, if any of these vendors were unable to fulfill its obligations under its contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

        See Index to Consolidated Financial Statements at Item 15.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of December 28, 2010.

Changes in internal control

        During the fourth quarter of 2010, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2010.

        KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 28, 2010 as stated in their report at F-1.

ITEM 9B—OTHER INFORMATION

        None.

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" in the Proxy Statement for the 2011 Annual Meeting of Stockholders.

        Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

        Information regarding corporate governance of the Company is incorporated herein by reference to the information set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 8, 2011.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 8, 2011.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 8, 2011.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 8, 2011.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.    Consolidated Financial Statements

Description	Page Number in Report
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 28, 2010 and December 29, 2009	F-3
Consolidated Statements of Income for the years ended December 28, 2010, December 29, 2009 and December 30, 2008	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 28, 2010, December 29, 2009 and December 30, 2008	F-5
Consolidated Statements of Cash Flows for the years ended December 28, 2010, December 29, 2009 and December 30, 2008	F-6
Notes to Consolidated Financial Statements	F-7
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
10.6
Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.7
Updated schedule as of December 28, 2010 of the owners of company-managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as set forth at Exhibit 10.4 of this Form 10-K
10.8
Updated schedule as of December 28, 2010 of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as set forth at Exhibit 10.6 of this Form 10-K
10.9
Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2006) (File No. 000-50972))
10.10
First Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated December 18, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 26, 2006) (File No. 000-50972))
10.11
Amended and Restated Credit Agreement, dated as of May 31, 2007, by and among Texas Roadhouse, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 6, 2007 (File No. 000-50972))
10.12
Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 2007) (File No. 000-50972))
10.13
Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 2007) (File No. 000-50972))
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
Second Amendment to Employment Agreement between Registrant and G.J. Hart dated February 18, 2010 (incorporated by reference to Exhibit 10.28 of Registrant's Annual Report on Form 10-K for the year ended December 29, 2009 (File No. 000-50972))
10.29	*
Second Amendment to Employment Agreement between Registrant and Scott M. Colosi dated February 18, 2010 (incorporated by reference to Exhibit 10.29 of Registrant's Annual Report on Form 10-K for the year ended December 29, 2009 (File No. 000-50972))
10.30	*
Second Amendment to Employment Agreement between Registrant and Steven L. Ortiz dated February 18, 2010 (incorporated by reference to Exhibit 10.30 of Registrant's Annual Report on Form 10-K for the year ended December 29, 2009 (File No. 000-50972))

Exhibit No.		Description
10.31	*	Second Amendment to Employment Agreement between Registrant and W. Kent Taylor dated February 18, 2010 (incorporated by reference to Exhibit 10.31 of Registrant's Annual Report on Form 10-K for the year ended December 29, 2009 (File No. 000-50972))
10.32	*
Second Amendment to Employment Agreement between Registrant and Sheila C. Brown dated February 18, 2010 (incorporated by reference to Exhibit 10.32 of Registrant's Annual Report on Form 10-K for the year ended December 29, 2009 (File No. 000-50972))
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
Date: February 25, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. KENT TAYLOR W. Kent Taylor	Chairman of the Company, Director	February 25, 2011
/s/ G.J. HART G.J. Hart	President, Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2011
/s/ SCOTT M. COLOSI Scott M. Colosi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011
/s/ GREGORY N. MOORE Gregory N. Moore	Director	February 25, 2011
/s/ MARTIN T. HART Martin T. Hart	Director	February 25, 2011
/s/ JAMES F. PARKER James F. Parker	Director	February 25, 2011

Signature	Title	Date

/s/ JAMES R. RAMSEY James R. Ramsey	Director	February 25, 2011
/s/ JAMES R. ZARLEY James R. Zarley	Director	February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 28, 2010 and December 29, 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 28, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 28, 2010 and December 29, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Roadhouse, Inc.'s internal control over financial reporting as of December 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the internal control over financial reporting of Texas Roadhouse, Inc. as of December 28, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Roadhouse, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Texas Roadhouse Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Texas Roadhouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 28, 2010 and December 29, 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 28, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky
February 25, 2011

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 28, 2010	December 29, 2009
Assets
Current assets:
Cash and cash equivalents	$82,215	$46,858
Receivables, net of allowance for doubtful accounts of $222 in 2010 and $911 in 2009	12,563	12,312
Inventories, net	9,197	8,004
Prepaid income taxes	375	—
Prepaid expenses	7,204	5,611
Deferred tax assets	2,368	1,531

Total current assets	113,922	74,316

Property and equipment, net	458,983	456,281
Goodwill	111,785	113,465
Intangible assets, net	10,118	11,194
Fair value of derivative financial instruments	—	31
Other assets	7,993	6,786

Total assets	$702,801	$662,073

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$274	$247
Accounts payable	26,864	27,882
Deferred revenue—gift cards/certificates	39,165	34,443
Accrued wages	21,050	20,186
Income tax payable	—	6,194
Accrued taxes and licenses	12,318	8,579
Other accrued liabilities	12,387	10,672

Total current liabilities	112,058	108,203

Long-term debt and obligations under capital leases, excluding current maturities	51,906	101,179
Stock option and other deposits	4,052	3,653
Deferred rent	14,457	12,089
Deferred tax liabilities	8,444	6,660
Fair value of derivative financial instruments	2,178	—
Other liabilities	10,324	7,339

Total liabilities	203,419	239,123
Texas Roadhouse, Inc. and subsidiaries stockholders' equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 72,222,991 and 70,384,915 shares issued and outstanding at December 28, 2010 and December 29, 2009, respectively)	72	70
Additional paid in capital	250,874	231,564
Retained earnings	247,008	188,719
Accumulated other comprehensive (loss)gain	(1,338)	19

Texas Roadhouse, Inc. and subsidiaries stockholders' equity	496,616	420,372
Noncontrolling interests	2,766	2,578

Total equity	499,382	422,950

Total liabilities and stockholders' equity	$702,801	$662,073

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 28, 2010	December 29, 2009	December 30, 2008
Revenue:
Restaurant sales	$995,988	$934,100	$871,556
Franchise royalties and fees	9,005	8,231	8,905

Total revenue	1,004,993	942,331	880,461

Costs and expenses:
Restaurant operating costs:
Cost of sales	324,267	312,800	308,123
Labor	293,022	276,626	253,132
Rent	21,361	20,018	15,879
Other operating	172,893	158,961	146,019
Pre-opening	7,051	5,813	11,604
Depreciation and amortization	41,283	41,822	37,694
Impairment and closures	2,005	3,000	2,175
General and administrative	52,494	47,430	43,808

Total costs and expenses	914,376	866,470	818,434
Income from operations	90,617	75,861	62,027
Interest expense, net	2,673	3,273	3,844
Equity income from investments in unconsolidated affiliates	(428)	(221)	(215)

Income before taxes	$88,372	$72,809	$58,398
Provision for income taxes	27,683	23,491	19,389

Net income including noncontrolling interests	$60,689	$49,318	$39,009
Less: Net income attributable to noncontrolling interests	2,400	1,839	841

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$58,289	$47,479	$38,168

Net income per common share:
Basic	$0.82	$0.68	$0.53

Diluted	$0.80	$0.67	$0.52

Weighted average shares outstanding:
Basic	71,432	69,967	72,672

Diluted	72,929	71,298	74,079

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(in thousands, except share data)

	Class A		Class B
							Accumulated Other Comprehensive Income (Loss)	Total Texas Roadhouse, Inc. and Subsidiaries
	Shares	Par Value	Shares	Par Value	Paid in Capital	Retained Earnings			Noncontrolling Interests	Total
Balance, December 25, 2007	69,582,602	$70	5,265,376	$5	$264,234	$103,072	$—	$367,381	$2,384	$369,765

Comprehensive income:
Unrealized loss on derivatives, net of tax of $1.0 million	—	—	—	—	—	—	(1,704)	(1,704)	—	(1,704)
Net income	—	—	—	—	—	38,168	—	38,168	841	39,009

Total comprehensive income	—	—	—	—	—	—	—	36,464	841	37,305
Contributions from noncontrolling interest partners	—	—	—	—	—	—	—	—	833	833
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,251)	(1,251)
Shares issued under stock option plan including tax effects	1,000,825	1	—	—	5,249	—	—	5,250	—	5,250
Repurchase of shares of Common Stock	(6,512,807)	(7)	—	—	(56,967)	—	—	(56,974)	—	(56,974)
Minority interest liquidation adjustments	—	—	—	—	44	—	—	44	—	44
Share-based compensation	—	—	—	—	7,825	—	—	7,825	—	7,825

Balance, December 30, 2008	64,070,620	$64	5,265,376	$5	$220,385	$141,240	$(1,704)	$359,990	$2,807	$362,797

Comprehensive income:
Unrealized gain on derivatives, net of tax of $1.0 million	—	—	—	—	—	—	1,723	1,723	—	1,723
Net income	—	—	—	—	—	47,479	—	47,479	1,839	49,318

Total comprehensive income	—	—	—	—	—	—	—	49,202	1,839	51,041
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,068)	(2,068)
Conversion of Class B shares to Class A shares	5,265,376	5	(5,265,376)	(5)	—	—	—	—	—	—
Shares issued under stock option plan including tax effects	714,779	1	—	—	5,170	—	—	5,171	—	5,171
Settlement of restricted stock units, net of tax	334,140	—	—	—	(1,484)	—	—	(1,484)	—	(1,484)
Share-based compensation	—	—	—	—	7,493	—	—	7,493	—	7,493

Balance, December 29, 2009	70,384,915	$70	—	$—	$231,564	$188,719	$19	$420,372	$2,578	$422,950

Comprehensive income:
Unrealized loss on derivatives, net of tax of $0.9 million	—	—	—	—	—	—	(1,357)	(1,357)	—	(1,357)
Net income	—	—	—	—	—	58,289	—	58,289	2,400	60,689

Total comprehensive income	—	—	—	—	—	—	—	56,932	2,400	59,332
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,212)	(2,212)
Shares issued under stock option plan including tax effects	1,397,832	1	—	—	14,384	—	—	14,385	—	14,385
Settlement of restricted stock units, net of tax	440,244	1	—	—	(2,829)	—	—	(2,828)	—	(2,828)
Minority interest liquidation adjustments	—	—	—	—	69	—	—	69	—	69
Share-based compensation	—	—	—	—	7,686	—	—	7,686	—	7,686

Balance, December 28, 2010	72,222,991	$72	—	$—	$250,874	$247,008	$(1,338)	$496,616	$2,766	$499,382

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 28, 2010	December 29, 2009	December 30, 2008
Cash flows from operating activities:
Net income including noncontrolling interests	$60,689	$49,318	$39,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,283	41,822	37,694
Deferred income taxes	1,799	(126)	1,184
Loss on disposition of assets	1,766	1,183	1,293
Impairment and closure	1,821	2,908	2,018
Equity income from investments in unconsolidated affiliates	(428)	(221)	(215)
Distributions received from investments in unconsolidated affiliates	383	322	361
Provision for doubtful accounts	(43)	387	516
Share-based compensation expense	7,686	7,493	7,745
Changes in operating working capital:
Receivables	(208)	(2,777)	7,865
Inventories	(1,193)	136	(515)
Prepaid expenses and other current assets	(1,593)	468	(2,377)
Other assets	(1,058)	(2,755)	(399)
Accounts payable	(1,018)	(4,293)	6,552
Deferred revenue—gift cards/certificates	4,722	2,178	(507)
Accrued wages	864	4,686	362
Excess tax benefits from share-based compensation	(3,159)	(1,774)	(3,288)
Prepaid income taxes and income taxes payable	(3,212)	11,962	(862)
Accrued taxes and licenses	3,739	15	2,020
Other accrued liabilities	1,715	(287)	183
Deferred rent	2,368	2,169	2,343
Other liabilities	2,985	2,315	232

Net cash provided by operating activities	119,908	115,129	101,214

Cash flows from investing activities:
Capital expenditures—property and equipment	(45,051)	(45,516)	(102,536)
Acquisition of franchise restaurants, net of cash acquired	—	25	(17,835)
Proceeds from sale of property and equipment, including insurance proceeds	235	2,357	250
Investment in equity investees	—	—	(95)

Net cash used in investing activities	(44,816)	(43,134)	(120,216)

Cash flows from financing activities:
(Repayments of) proceeds from revolving credit facility, net	(49,000)	(31,000)	67,000
Repurchase of shares of common stock	—	—	(56,974)
Proceeds from noncontrolling interest contributions and other	—	—	877
Investments in unconsolidated affiliates	(35)	(34)	—
Distributions to noncontrolling interest holders	(2,212)	(2,068)	(1,251)
Excess tax benefits from share-based compensation	3,159	1,774	3,288
Repayment of stock option and other deposits	(854)	(1,346)	(1,812)
Proceeds from stock option and other deposits	1,253	1,215	784
Settlement of restricted stock units, net of tax	(2,828)	(1,484)	—
Principal payments on long-term debt and capital lease obligations	(246)	(284)	(1,074)
Proceeds from exercise of stock options	11,028	2,832	1,858

Net cash (used in) provided by financing activities	(39,735)	(30,395)	12,696

Net increase (decrease) in cash	35,357	41,600	(6,306)
Cash and cash equivalents—beginning of year	46,858	5,258	11,564

Cash and cash equivalents—end of year	$82,215	$46,858	$5,258

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$2,628	$3,315	$4,130
Income taxes	$29,095	$11,657	$19,067

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

        The accompanying Consolidated Financial Statements as of December 28, 2010 and December 29, 2009 include the accounts of Texas Roadhouse, Inc. (the "Company", "we", "our" and/or "us"), and our wholly-owned subsidiaries, Texas Roadhouse Holdings LLC ("Holdings"), Texas Roadhouse Development Corporation ("TRDC"), Texas Roadhouse Management Corp ("Management Corp.") and Aspen Creek, LLC ("Aspen Creek"). We and our wholly-owned subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other license and franchise restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Management Corp. provides management services to Holdings, TRDC and certain other license and franchise restaurants.

        At December 28, 2010 and December 29, 2009, there were 345 and 331 Texas Roadhouse restaurants, respectively, operating in 46 states. Of the 345 restaurants that were operating at December 28, 2010, (i) 274 were Company restaurants, 263 of which were wholly-owned and 11 of which were majority-owned, (ii) 68 were franchise restaurants and (iii) 3 were license restaurants. Of the 331 restaurants that were operating at December 29, 2009, (i) 261 were Company restaurants, 251 of which were wholly-owned and 10 of which were majority-owned, (ii) 67 were franchise restaurants and (iii) 3 were license restaurants.

(2) Summary of Significant Accounting Policies

  (a)    Principles of Consolidation

        At December 28, 2010 and December 29, 2009, we had minority ownership in 21 restaurants. The unconsolidated restaurants are accounted for using the equity method. We exercise significant control over the operating and financial policies of these entities based on the rights granted to us under each entity's operating or partnership agreement. Notwithstanding the significant control exercised by us over their affairs, we do not consolidate such entities because (i) we own only 5% to 10% of these entities and (ii) the revenue, expense and net income, and assets and liabilities that would be attributable to these entities would not be material to our financial position or results of operations. Should the financial position and results of operations of these entities become material to our financial position and results of operations in future periods, we will consolidate the entities into our results. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the companies whose accounts have been consolidated have been eliminated.

  (b)    Fiscal Year

        We utilize a 52 or 53 week accounting period that ends on the last Tuesday in December. We utilize a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2008 was 53 weeks in length. In fiscal 2008, the 53rd week added $17.9 million to restaurant sales and $18.0 million to total revenues and approximately $0.03 to diluted earnings per share in our consolidated statement of income. Fiscal years 2010 and 2009 were 52 weeks in length.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (c)    Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Book overdrafts are recorded in accounts payable and are included within operating cash flows.

  (d)    Receivables

        Receivables consist principally of amounts due from certain franchise and license restaurants for reimbursement of labor costs, pre-opening and other expenses, amounts due for royalty fees from franchise restaurants and credit card receivables.

        Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 120 days and a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

  (e)    Inventories

        Inventories, consisting principally of food, beverages and supplies, are valued at the lower of cost (first-in, first-out) or market. We purchase our products from a number of suppliers and believe there are alternative suppliers.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

        Repairs and maintenance expense amounted to $11.9 million, $11.1 million and $9.1 million for the years ended December 28, 2010, December 29, 2009 and December 30, 2008, respectively. These costs are included in other operating costs in our consolidated statements of income.

  (h)    Impairment of Goodwill

        Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we perform tests to assess potential impairments at the end of each fiscal year or during the year if an event or other circumstance indicates that it may be impaired. Our assessment is performed at the reporting unit level, which is at the individual restaurant level. In the first step of the review process, we compare the estimated fair value of the restaurant with its carrying value, including goodwill. If the estimated fair value of the restaurant exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the restaurant is less than its carrying amount, the second step of the review process requires the calculation of the implied fair value of the goodwill by allocating the estimated fair value of the restaurant to all of the assets and liabilities of the restaurant as if it had been acquired in a business combination. If the carrying value of the goodwill associated with the restaurant exceeds the implied fair value of the goodwill, an impairment loss is recognized for that excess amount.

        The valuation approaches used to determine fair value are subject to key judgments and assumptions that are sensitive to change such as judgment and assumptions about our appropriate revenue growth rates, operating margins, weighted average cost of capital and comparable company and acquisition market multiples. In estimating the fair value using the discounted cash flows or the capitalization of earnings method, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact our fair value. The judgments and assumptions used are consistent with what we believe hypothetical market participants would use. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments. If the estimates used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

        In 2010, as a result of our annual goodwill impairment analysis, we determined that goodwill related to certain restaurants was impaired as discussed further in note 15. Refer to note 6 for additional information related to goodwill and intangible assets.

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

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (j)    Impairment or Disposal of Long-lived Assets

        In accordance with ASC 360-10-05, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Our evaluation requires an estimation of future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. If the carrying amount of the restaurant exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the assets. We generally measure fair value by discounting estimated future cash flows or by independent third party appraisal, if available. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. Assets to be disposed of within a year would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. For further discussion regarding closures and impairments recorded in 2010, 2009 and 2008, including the impairments of goodwill and other long-lived assets refer to note 15.

  (k)    Insurance Reserves

        We self-insure a significant portion of expected losses under our workers compensation, general liability, employment practices liability and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed below:

Employment practices liability	$250,000
Workers compensation	$250,000
General liability	$100,000
Property	$25,000

        We record a liability for unresolved claims and for an estimate of incurred but not reported claims at our anticipated cost based on estimates provided by a third party administrator and actuary. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Estimates of claims reserves are discounted using a discount rate of approximately 3.0%, which we believe approximates the risk free interest rate, resulting in a discount of $0.4 million and $0.3 million at

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

December 28, 2010 and December 29, 2009, respectively. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

  (l)    Segment Reporting

        As of December 28, 2010, we operated 274 restaurants, each as a single operating segment, and franchised and/or licensed an additional 71 restaurants. The restaurants operate exclusively in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue. We aggregate similar operating segments into a single reportable operating segment if the businesses are considered similar under ASC 280, Segment Reporting. We consider restaurant and franchising operations as similar and have aggregated them into a single reportable segment.

  (m)    Revenue Recognition

        Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents our liability for gift cards and certificates that have been sold, but not yet redeemed. When the gift cards and certificates are redeemed, we recognize restaurant sales and reduce deferred revenue.

        For some of the gift cards that were sold, the likelihood of redemption is remote. When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed. We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that approximately 5% of the value of gift cards will never be redeemed. The methodology we use to match the expected redemption value of unredeemed gift cards to our historic redemption patterns is to amortize the historic 5% rate of breakage over a three year period. As a result, the amount of unredeemed gift card liability included in deferred revenue is the full value of unredeemed gift cards less the amortized portion of the 5% rate of breakage. We review and adjust our estimates on a quarterly basis.

        We franchise Texas Roadhouse restaurants. We execute franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. We collect ongoing royalties of 2.0% to 4.0% of sales from franchise restaurants. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise royalties and fees. We recognize initial franchise fees as revenue after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant. We received initial franchise fees of $0.1 million for the year ended December 28, 2010, $0.2 million for the year ended December 29, 2009 and $0.1 million for the year ended December 30, 2008. Continuing franchise royalties are recognized as revenue as the fees are earned. We also perform supervisory and administrative services for certain franchise and license restaurants for which we receive management fees, which are recognized as the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income. Total revenue recorded for supervisory and administrative services for each of the years ended December 28, 2010, December 29, 2009 and December 30, 2008 was approximately $0.6 million and $0.5 million, respectively.

        Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of income.

  (n)    Income Taxes

        We account for income taxes in accordance with ASC 740, Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

  (o)    Advertising

        We have a domestic system-wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund's activity for the years ended December 28, 2010, December 29, 2009 and December 30, 2008. Domestic company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. These reimbursements do not exceed the costs we incur throughout the year associated with various marketing programs which are developed internally by us. Therefore, the net amount of the advertising costs incurred less amounts remitted by company and franchise restaurants is included in general and administrative expense in our consolidated statements of income.

        The company-owned restaurant contribution and other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income. These costs amounted to approximately $7.7 million, $7.0 million and $6.1 million for the years ended December 28, 2010, December 29, 2009 and December 30, 2008, respectively.

  (p)    Leases and Leasehold Improvements

        We lease land, buildings and/or certain equipment for several of our restaurants under noncancelable lease agreements. Our land and building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more five-year periods. We account for leases in accordance with ASC 840, Leases, and other related authoritative guidance. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

        Certain of our operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, we recognize the related rent expense on a straight-line basis over the lease term and recorded the difference between the amounts charged to operations and amounts paid as deferred rent. We generally do not receive rent holidays, rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease.

        Additionally, certain of our operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable.

  (q)    Use of Estimates

        We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reporting of revenue and expenses during the period to prepare these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, income taxes and share-based compensation expense. Actual results could differ from those estimates.

  (r)    Comprehensive Income

        ASC 220, Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and other comprehensive income (loss) items that are excluded from net income under GAAP in the United States. These items included net unrealized gains (losses) on securities and the effective unrealized portion of changes in fair value of cash flow hedges.

  (s)    Fair Value of Financial Instruments

        Fair value is determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration and considers counterparty performance risk.

  (t)    Derivative Instruments and Hedging Activities

        We do not use derivative instruments for trading purposes. Currently, our only free standing current derivative instruments are two interest rate swap agreements.

        We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. Our current derivatives have been designated and qualify as a cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

(loss) and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. There was no hedge ineffectiveness recognized during the periods ended December 28, 2010, December 29, 2009 and December 30, 2008.

  (u)    Recent Accounting Pronouncements

  Fair Value Measures and Disclosures

  (Accounting Standards Update ("ASU") 2010-06)

        In January 2010, the FASB issued ASU 2010-06 which amends ASC 820, Fair Value Measures and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (our 2010 fiscal year), except for requirements related to Level 3 disclosures, which are effective for annual and interim period beginning after December 15, 2010 (our 2011 fiscal year). This guidance requires new disclosures only, and had no impact on our consolidated financial position, results of operations or cash flows.

(3) Acquisitions

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

(4) Long-term Debt and Obligations Under Capital Leases

        Long-term debt and obligations under capital leases consisted of the following:

	December 28, 2010	December 29, 2009
Installment loans, due 2011 - 2020	$1,865	$2,030
Obligations under capital leases	315	396
Revolver	50,000	99,000

	52,180	101,426
Less current maturities	274	247

	$51,906	$101,179

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt and Obligations Under Capital Leases (Continued)

        Maturities of long-term debt and obligations under capital leases at December 28, 2010 are as follows:

2011	$274
2012	50,304
2013	338
2014	274
2015	283
Thereafter	707

$52,180

        The weighted average interest rate for installment loans outstanding at December 28, 2010 and December 29, 2009 was 10.58%. The debt is secured by certain land and buildings and is subject to certain prepayment penalties.

        We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and National City Bank which, in December 2008, was acquired by PNC Bank. The facility expires May 31, 2012. The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on its leverage ratio, or the Base Rate, which is the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.50%. We are required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio. The weighted-average interest rate for the revolver at December 28, 2010 and December 29, 2009 was 3.59% and 2.36%, respectively, including interest rate swaps. At December 28, 2010, we had $50.0 million outstanding under the credit facility and $196.2 million of availability, net of $3.8 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The new credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with its financial covenants. We are currently in compliance with all covenants as of December 28, 2010.

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

(5) Property and Equipment, Net

        Property and equipment were as follows:

	December 28, 2010	December 29, 2009
Land and improvements	$94,046	$94,058
Buildings and leasehold improvements	346,792	326,110
Equipment and smallwares	156,017	142,172
Furniture and fixtures	49,840	45,442
Construction in progress	4,889	6,038
Liquor licenses	5,450	5,450

	657,034	619,270
Accumulated depreciation and amortization	(198,051)	(162,989)

	$458,983	$456,281

        The amount of interest capitalized in connection with restaurant construction was approximately $0.1 million, $0.1 million and $0.5 million for the years ended December 28, 2010, December 29, 2009 and December 30, 2008. In 2009, as a result of its annual impairment analysis, we determined that property and equipment related two restaurants were impaired as discussed further in note 15.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(6) Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 30, 2008	$114,807	$12,807
Additions	52	—
Amortization expense	—	(1,132)
Disposals and other, net	—	—
Impairment	(1,394)	(481)

Balance as of December 29, 2009	113,465	11,194
Additions	—	—
Amortization expense	—	(1,076)
Disposals and other, net	—	—
Impairment	(1,680)	—

Balance as of December 28, 2010	$111,785	$10,118

        Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 28, 2010 were $14.0 million and $3.9 million, respectively. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. The weighted average amortization period of reacquired franchise rights is approximately 14 years. Amortization expense for each of the next five years is expected to be $1.1 million. Prior to fiscal 2009, we had not recorded any goodwill or intangible asset impairment. Refer to note 3 for discussion of acquisitions completed during fiscal 2009 and fiscal 2008. In 2010 and 2009, as a result of our goodwill and long-lived assets impairment analysis, we determined that goodwill and intangible assets related to certain restaurants were impaired as discussed further in note 15.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(7) Leases

        The following is a schedule of future minimum lease payments required for capital leases and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 28, 2010:

	Capital Leases	Operating Leases
2011	$117	$21,090
2012	117	20,760
2013	117	20,490
2014	20	19,979
2015	—	17,733
Thereafter	—	98,165

Total	371	$198,217

Less amount representing interest of 10.9%	56

Present value of minimum capital lease payments	315
Less current maturities of obligations under capital leases	89

Obligations under capital leases, excluding current maturities	$226

        Capitalized lease assets, primarily building, with a cost of approximately $0.9 million at both December 28, 2010 and December 29, 2009 are being amortized on a straight-line basis over the applicable lease terms and interest expense is recognized on the outstanding obligations. The total accumulated amortization of property held under capital leases totaled $0.4 million at both December 28, 2010 and December 29, 2009.

        Rent expense for operating leases consisted of the following:

	December 28, 2010	December 29, 2009	December 30, 2008
Minimum rent—occupancy	$20,843	$19,574	$15,232
Contingent rent	518	444	647

Rent expense, occupancy	21,361	20,018	15,879
Minimum rent—equipment and other	2,613	2,414	2,152

Rent expense	$23,974	$22,432	$18,031

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes

        Components of our income tax (benefit) and provision for the years ended December 28, 2010, December 29, 2009 and December 30, 2008 are as follows:

	Year Ended December 28, 2010	Year Ended December 29, 2009	Year Ended December 30, 2008
Current:
Federal	$20,561	$18,680	$14,457
State	5,323	4,937	3,748

Total current	25,884	23,617	18,205
Deferred:
Federal	1,788	231	1,036
State	11	(357)	148

Total deferred	1,799	(126)	1,184

Income tax provision	$27,683	$23,491	$19,389

        A reconciliation of the statutory federal income tax rate to our effective tax rate for December 28, 2010, December 29, 2009 and December 30, 2008 is as follows:

	December 28, 2010	December 29, 2009	December 30, 2008
Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.7	3.7	3.7
FICA tip tax credit	(5.4)	(6.2)	(6.7)
Work opportunity tax credit	(2.1)	(1.4)	(1.0)
Incentive stock options	(0.1)	0.4	1.7
Nondeductible officer compensation	0.9	1.1	0.6
Other	0.2	0.5	0.4

Total	32.2%	33.1%	33.7%

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        Components of deferred tax assets (liabilities) are as follows:

	December 28, 2010	December 29, 2009
Deferred tax assets:
Insurance reserves	$2,641	$2,123
Other reserves	343	413
Deferred rent	4,757	3,831
Share-based compensation	3,632	4,320
Unredeemed gift cards	2,627	2,656
Other assets and liabilities	4,537	2,569

Total deferred tax asset	18,537	15,912

Deferred tax liabilities:
Depreciation and amortization	(24,373)	(21,041)
Other assets and liabilities	(240)	—

Total deferred tax liability	(24,613)	(21,041)

Net deferred tax liability	$(6,076)	$(5,129)

Current deferred tax asset	$2,368	$1,531
Noncurrent deferred tax liability	(8,444)	(6,660)

Net deferred tax liability	$(6,076)	$(5,129)

        We have not provided any valuation allowance as we believe the realization of our deferred tax assets is more likely than not.

        A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

	Uncertain tax positions impacting tax rate	Uncertain tax positions not impacting tax rate	Total uncertain tax positions
Balance at December 30, 2008	$302	$763	$1,065
Additions to tax positions related to prior years	49	—	49
Reductions due to statute expiration	(145)	(565)	(710)

Balance at December 29, 2009	206	198	404
Additions to tax positions related to prior years	—	—	—
Reductions due to statute expiration	(82)	(198)	(280)

Balance at December 28, 2010	$124	$—	$124

        We, consistent with our existing policy, recognize both interest and penalties on unrecognized tax benefits as part of income tax expense. As of December 28, 2010 and December 29, 2009, the total

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

amount of accrued penalties and interest related to uncertain tax provisions was $0.1 million and $0.3 million, respectively. Included in the balance of total unrecognized tax benefits at December 28, 2010 are no potential benefits, which, if recognized, would affect the effective tax rate.

        All entities for which unrecognized tax benefits exist as of December 28, 2010 possess a December tax year-end. As a result, as of December 28, 2010, the tax years ended December 25, 2007, December 30, 2008 and December 29, 2009 remain subject to examination by all tax jurisdictions. As of December 28, 2010, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 28, 2010, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 27, 2011.

(9) Preferred Stock

        Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of preferred stock outstanding at December 28, 2010 and December 29, 2009.

(10) Stockholders' Equity

        On September 30, 2009, each share of our Class B common stock was automatically converted into one share of common stock.

        On February 14, 2008, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $25.0 million of our common stock. On July 8, 2008, our Board of Directors approved a $50.0 million increase in our stock repurchase program. Our total stock repurchase authorization increased to $75.0 million. Under this program, we may repurchase outstanding shares of our common stock from time to time in open market transactions during the two-year period ending February 14, 2010. The timing and amount of any repurchases will be determined by our management under parameters established by our Board of Directors, based on our evaluation of our stock price, market conditions and other corporate considerations. On November 19, 2009, the Board of Directors extended the expiration date on the stock repurchase program to February 14, 2011. See note 19 for discussion of a new stock repurchase program.

        For the years ended December 28, 2010 and December 29, 2009, we made no purchases of our stock.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(11) Earnings Per Share

        The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding. The diluted earnings per share calculations show the effect of the weighted-average stock options and restricted stock awards outstanding from our equity incentive plan as discussed in note 13. For the years ended December 28, 2010, December 29, 2009 and December 30, 2008, options to purchase 1,798,911, 2,861,892 and 3,196,779 shares, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect. For the years ended December 28, 2010, December 29, 2009 and December 30, 2008, 16,546, 18,475 and 503,257 shares of nonvested stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

        The following table sets forth the calculation of weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 28, 2010	December 29, 2009	December 30, 2008
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$58,289	$47,479	$38,168

Basic EPS:
Weighted-average common shares outstanding	71,432	69,967	72,672

Basic EPS	$0.82	$0.68	$0.53

Diluted EPS:
Weighted-average common shares outstanding	71,432	69,967	72,672
Dilutive effect of stock options and nonvested stock	1,497	1,331	1,407

Shares—diluted	72,929	71,298	74,079

Diluted EPS	$0.80	$0.67	$0.52

(12) Commitments and Contingencies

        The estimated cost of completing capital project commitments at December 28, 2010 and December 29, 2009 was approximately $52.8 million and $18.5 million, respectively.

        We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease. The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021,the Fargo lease was assigned in February 2006 and expires in July 2016 and the Logan lease was assigned in January 2009 and expires in August 2019. As the fair value of the guarantees is not considered significant, no liability has been recorded. As discussed in note 17, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain officers, directors and 5% stockholders of the Company.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(12) Commitments and Contingencies (Continued)

        During the year ended December 28, 2010, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

        On October 8, 2010, the U.S. Equal Employment Opportunity Commission ("EEOC") for the Boston Area Office issued a determination letter in Charge No. 523-2009-00643 alleging that we engaged in a pattern and practice of age discrimination in hiring for certain restaurant positions in violation of the Age Discrimination in Employment Act. The determination alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions solely due to their age. The EEOC is seeking remedial actions and the payment of damages to applicants. We have denied the allegation and intend to vigorously defend against the charge. We are currently engaged in the conciliation process with the EEOC. Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

        We are involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations, or cash flows.

(13) Share-based Compensation

        In May 2004, we adopted an equity incentive plan (the "Plan") for eligible participants. This Plan amended and restated the 1997 Texas Roadhouse Management Corp. Stock Option Plan. The Plan provides for granting of incentive and non-qualified stock options to purchase shares of common stock, stock bonus awards (restricted stock unit awards ("RSUs")) and restricted stock awards. The Plan provides for the issuance of 16,000,000 shares of common stock plus an annual increase to be added on the first day of the year for a period of ten years, commencing on January 1, 2005 and ending on (and including) January 1, 2014, equal to the lesser of one percent of the shares of common stock outstanding or 1,000,000 shares of common stock. Options are exercisable at various periods ranging from one to ten years from the date of grant. Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by eliminating stock option grants and, instead, granting RSUs as a form of share-based compensation. An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement.

        The following table summarizes the share-based compensation recorded in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 28, 2010	December 29, 2009	December 30, 2008
Labor expense	$3,364	$2,836	$2,647
General and administrative expense	4,322	4,657	5,098

Total share-based compensation expense	$7,686	$7,493	$7,745

        A summary of share-based compensation activity by type of grant as of December 28, 2010 and changes during the period then ended is presented below.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 29, 2009	5,439,030	$10.86
Granted	—	—
Forfeited	(44,686)	14.59
Exercised	(1,397,832)	7.89

Outstanding at December 28, 2010	3,996,512	$11.87	4.60	$22,183

Exercisable at December 28, 2010	3,818,841	$11.79	4.52	$21,516

        In 2008, we awarded 60,000 fully vested stock options to two consultants for services performed for us. In conjunction with the granting of these options, we recorded approximately $40,000 in consulting fee expense and approximately $80,000 in building costs as part of a building under construction at December 30, 2008. No stock options were granted during the fiscal years ended December 28, 2010 and December 29, 2009.

        The weighted-average grant date fair value of options granted during the year ended December 30, 2008 was $6.45 using the Black-Scholes option pricing model with the following weighted-average assumptions:

Fiscal Year Ended
December 30, 2008
Risk-free interest rate	1.67%
Expected term (years)	3.0
Expected dividend yield	0.0%
Volatility	43%

        In connection with its adoption of FASB ASC 718, Compensation ("ASC 718"), we determined that it was appropriate to group stock option grants into three homogeneous groups when estimating expected term. These groups consist of grants made primarily to executives, grants made primarily to restaurant-level employees and grants made to corporate office employees.

        Prior to the adoption of ASC 718, we used a four-year term as the expected term of all stock option grants. In connection with its adoption of ASC 718 and the increasing amount of historical data we now possesses with regard to stock option exercise activity, we re-evaluated our expected term assumptions. Based on historical exercise and post-vesting employee termination behavior, the expected life for options granted to its executives is approximately 5.0 years. For options granted to restaurant-level employees, the expected life is approximately 4.0 years. For options granted to its corporate office employees and consultants, the expected life is approximately 3.0 years. We based our expected volatility on the volatilities of similar entities for an appropriate period of time along with the volatility of our stock since it began trading on October 5, 2004 in connection with our initial public offering. In accordance with Staff Accounting Bulletin No. 107, for grants issued after October 4, 2006, we based our expected volatility solely on the volatility of our stock since its initial public offering.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

        The total intrinsic value of options exercised during the years ended December 28, 2010, December 29, 2009 and December 30, 2008 was $9.6 million, $5.1 million and $8.1 million, respectively. As of December 28, 2010, with respect to unvested stock options, there was an immaterial amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of less than one year. The total grant date fair value of stock options vested during the years ended December 28, 2010, December 29, 2009 and December 30, 2008 was $1.3 million, $1.2 million and $6.3 million, respectively.

        For the years ended December 28, 2010, December 29, 2009 and December 30, 2008, cash received from options exercised was $11.0 million, $2.8 million and $1.9 million, respectively. The excess tax benefit realized from tax deductions associated with options exercised for the years ended December 28, 2010, December 29, 2009 and December 30, 2008 was $3.2 million, $1.8 million and $3.3 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 29, 2009	1,362,427	$9.90
Granted	530,235	14.37
Forfeited	(38,162)	11.30
Vested	(649,090)	10.02

Outstanding at December 28, 2010	1,205,410	$11.71

        As of December 28, 2010, with respect to unvested RSUs, there was $7.4 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.5 years. The vesting terms of the RSUs range from approximately 1.0 to 5.0 years. The total grant date fair value of RSUs vested during the years ended December 28, 2010 and December 29, 2009 was $6.5 million and $4.9 million, respectively. No RSUs vested during the year ended December 30, 2008.

(14) Fair Value Measurement

        ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

        There were no transfers among levels within the fair value hierarchy during the year ended December 28, 2010.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(14) Fair Value Measurement (Continued)

        The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 28, 2010	December 29, 2009
Interest rate swaps	2	$(2,178)	$31
Deferred compensation plan—assets	1	5,475	3,390
Deferred compensation plan—liabilities	1	(5,469)	(3,389)

Total		$(2,172)	$32

        The fair value of our interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration. See note 16 for discussion of our interest rate swaps.

        The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in our consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third-party broker statements. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense on the consolidated statements of income.

        The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	December 28, 2010	December 29, 2009
Long-lived assets held for sale	2	$1,598	$1,598
Long-lived assets held for use	2	1,117	1,230
Goodwill	3	1,830	651

Total		$4,545	$3,479

        Long-lived assets held for sale include land and building and are valued using Level 2 inputs, primarily an independent third party appraisal. These assets are included in Property and equipment in our consolidated balance sheets as we do not expect to sell these assets in the next 12 months. Costs to market and/or sell the assets are factored into the estimates of fair value. During the 52 weeks ended December 29, 2009, long-lived assets held for sale with a carrying amount of $2.0 million were written down to their fair value of $1.6 million, resulting in a loss of $0.4 million, which is included in Impairment and closure in our consolidated statements of income.

        Long-lived assets held for use include building, equipment and furniture and fixtures and are valued using Level 2 inputs, primarily an independent third party appraisal. These assets are included in Property and equipment in our consolidated balance sheets. During the 52 weeks ended December 29, 2009, long-lived assets held for use with a carrying amount of $2.5 million were written

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(14) Fair Value Measurement (Continued)

down to their fair value of $1.2 million, resulting in a loss of $1.3 million, which is included in Impairment and closure in our consolidated statements of income. Depreciation expense of $0.1 million was recorded on these assets during the 52 weeks ended December 28, 2010.

        As of December 28, 2010 and December 29, 2009, goodwill in the table above relates to three and two underperforming restaurants, respectively, in which the carrying value of the associated goodwill was reduced to fair value, based on their historical results and anticipated future trends of operations. These charges are included in Impairment and closure in our consolidated statements of income. For further discussion of impairment charges, see note 15.

        At December 28, 2010 and December 29, 2009, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt is as follows:

	December 28, 2010		December 29, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$1,865	$2,324	$2,030	$2,592
Revolver	50,000	50,000	99,000	99,000

(15) Impairment and Closure Costs

        During 2010, 2009 and 2008, we recorded impairment charges of $2.0 related to goodwill and long-lived assets, $3.0 million related to goodwill and long-lived assets and $2.2 million related to long-lived assets, respectively. These charges were measured and recognized following current accounting guidance which requires that the carrying value of these assets be tested for impairment whenever circumstances indicate that impairment may exist, or at least annually in the case of goodwill. Refer to note 2 for further discussion of the methodology used by us to test for long-lived asset and goodwill impairment.

        Impairment charges in 2010 included $1.7 million associated with the impairment of goodwill related to four restaurants and $0.2 million related to the write-down of equipment and ongoing closure costs associated with one restaurant, which was closed in Q2 2010. The remaining $0.1 million in expenses were ongoing closure costs associated with one restaurant closed in 2008. The goodwill impairment charges in 2010 resulted from our annual testing which relies, in part, on the historical trends and anticipated future trends of operations of individual restaurants.

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

        Impairment charges in 2009 also included $1.3 million related to one underperforming restaurant in which its carrying value was reduced to its estimated fair value, based on its historical results and anticipated future trends of operations. The impairment included building and equipment. In addition, in 2009, we recorded a gain of $0.6 million related to the sale of one restaurant which was relocated, a

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(15) Impairment and Closure Costs (Continued)

charge of $0.5 million in conjunction with the closure of one restaurant, and recognized a credit of $0.1 million related to the settlement of a lease reserve associated with one restaurant which was closed in 2008.

        We recorded an impairment charge of $1.4 million in 2008 as a result of reducing the carrying value of one underperforming restaurant to its estimated fair value, based on its historical results and anticipated future trends of operations. The impairment included land, building, fixtures and equipment. We also recorded $0.8 million in 2008 due to a lease reserve and other charges incurred in conjunction with the closure of one restaurant.

(16) Derivative and Hedging Activities

        We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under FASB ASC 815, Derivatives and Hedging ("ASC 815"). We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. Our counterparty in the interest rate swaps is J.P. Morgan Chase, N.A. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

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

        The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under ASC 815:

			Derivative Assets		Derivative Liabilities
	Balance Sheet Location		December 28, 2010	December 29, 2009	December 28, 2010	December 29, 2009
Derivative Contracts Designated as Hedging Instruments under ASC 815		(1)
Interest rate swaps			$—	$31	$2,178	$—

Total Derivative Contracts			$—	$31	$2,178	$—

(1)
Derivative assets and liabilities are included in fair value of derivative financial instruments on the consolidated balance sheets.

        The following table summarizes the effect of derivative instruments on the consolidated statements of income for the 52 weeks ended December 28, 2010 and December 29, 2009:

				Amount of (Loss) Gain Reclassified from AOCI to Income (effective portion)			Amount of (Loss) Gain Recognized in Income (ineffective portion)
	Amount of (Loss) Gain Recognized in AOCI (effective portion)		Location of (Loss) Gain Reclassified from AOCI Income			Location of (Loss) Gain Recognized in Income (ineffective portion)
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$(1,357)	$1,723	—	$—	$—	—	$—	$—

(17) Related Party Transactions

        The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is for 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $224,000 and $200,000 for 2010 and 2009, respectively.

        The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz. The lease term is 15 years and will terminate on March 31, 2020. The lease can be renewed for three additional terms of five years each. Rent is approximately $16,600 per month and escalates 10% each five years during the term. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(17) Related Party Transactions (Continued)

insurance, abandons the property or becomes insolvent. Total rent payments were approximately $193,000 and $181,000 for 2010 and 2009, respectively.

        We have 14 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company at December 28, 2010, December 29, 2009 and December 30, 2008. These entities paid us fees of $2.0 million, $2.0 million and $2.1 million for the years ended December 28, 2010, December 29, 2009 and December 30, 2008, respectively. As discussed in note 12, we are contingently liable on leases which are related to three of these restaurants.

(18) Selected Quarterly Financial Data (unaudited)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$259,624	$255,162	$245,613	$244,594	$1,004,993
Total costs and expenses	$229,518	$231,833	$224,165	$228,860	$914,376
Income from operations	$30,106	$23,329	$21,448	$15,734	$90,617
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$19,241	$15,036	$13,952	$10,060	$58,289
Basic earnings per common share	$0.27	$0.21	$0.19	$0.14	$0.82
Diluted earnings per common share	$0.27	$0.21	$0.19	$0.14	$0.80

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$246,073	$242,423	$226,467	$227,368	$942,331
Total costs and expenses	$223,790	$220,929	$209,186	$212,565	$866,470
Income from operations	$22,283	$21,494	$17,281	$14,803	$75,861
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$14,334	$13,741	$10,695	$8,709	$47,479
Basic earnings per common share	$0.21	$0.20	$0.15	$0.12	$0.68
Diluted earnings per common share	$0.20	$0.19	$0.15	$0.12	$0.67

        In the fourth quarter of 2010, we recorded a charge of $1.7 million ($1.1 million after-tax) associated with the impairment of goodwill related to four restaurants in which the carrying value was reduced to fair value.

        In the third quarter of 2009, we recorded a gain of $0.6 million ($0.4 million after-tax) related to the sale of a restaurant which was relocated. This gain was partially offset by charges of $0.4 million ($0.2 million after-tax) incurred in conjunction with the closure of a second restaurant in the third quarter of 2009. In the fourth quarter of 2009, we recorded a charge of $1.9 million ($0.8 million after-tax) with respect to four underperforming restaurants in which the carrying value, including goodwill and intangible assets, was reduced to fair value. In addition, in the fourth quarter of 2009, we recorded a charge of $1.3 million ($0.8 million after-tax) with respect to one underperforming restaurant in which the carrying value, including building and equipment, was reduced to fair value.

        See note 15 for further discussion of impairment and closure costs.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(19) Subsequent Events

        On February 17, 2011, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $50.0 million of our common stock. Any repurchases will be made through open market transactions. The timing and amount of any repurchases will be determined by our management under parameters established by our Board of Directors, based on our evaluation of our stock price, market conditions and other corporate considerations. Also on February 17, 2011, our Board of Directors authorized the payment of a cash dividend of $0.08 per share of common stock. This payment will be distributed on April 1, 2011, to shareholders of record at the close of business on March 16, 2011.