Form 10-Q
period 2011-03-29
Texas Roadhouse, Inc.
filed 2011-05-06
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2011

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

The number of shares of common stock outstanding were 71,192,408 on April 29, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 29, 2011	December 28, 2010
Assets
Current assets:
Cash and cash equivalents	$77,420	$82,215
Receivables, net of allowance for doubtful accounts of $253 at March 29, 2011 and $222 at December 28, 2010	12,152	12,563
Inventories, net	8,559	9,197
Prepaid income taxes	—	375
Prepaid expenses	6,897	7,204
Deferred tax assets	2,295	2,368
Total current assets	107,323	113,922
Property and equipment, net	460,522	458,983
Goodwill	111,785	111,785
Intangible asset, net	9,849	10,118
Other assets	9,325	7,993
Total assets	$698,804	$702,801

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$281	$274
Accounts payable	28,457	26,864
Deferred revenue — gift cards/certificates	22,329	39,165
Accrued wages	23,111	21,050
Income tax payable	8,907	—
Accrued taxes and licenses	12,148	12,318
Dividends payable	5,692	—
Other accrued liabilities	13,327	12,387
Total current liabilities	114,252	112,058
Long-term debt and obligations under capital leases, excluding current maturities	51,832	51,906
Stock option and other deposits	4,367	4,052
Deferred rent	15,050	14,457
Deferred tax liabilities	8,126	8,444
Fair value of derivative financial instruments	2,003	2,178
Other liabilities	10,712	10,324
Total liabilities	206,342	203,419
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Common stock, ($0.001 par value, 100,000,000 shares authorized, 71,166,208 and 72,222,991 shares issued and outstanding at March 29, 2011 and December 28, 2010, respectively)	71	72
Additional paid in capital	254,942	250,874
Retained earnings	261,109	247,008
Accumulated other comprehensive loss	(1,230)	(1,338)
Treasury stock (1,500,000 common shares in 2011 at cost)	(25,267)	—
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	489,625	496,616
Noncontrolling interests	2,837	2,766
Total equity	492,462	499,382
Total liabilities and equity	$698,804	$702,801

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 29, 2011	March 30, 2010
Revenue:
Restaurant sales	$281,320	$257,342
Franchise royalties and fees	2,465	2,282

Total revenue	283,785	259,624

Costs and expenses:
Restaurant operating costs:
Cost of sales	93,541	82,799
Labor	82,720	74,909
Rent	5,657	5,270
Other operating	45,281	42,598
Pre-opening	1,890	1,105
Depreciation and amortization	10,600	10,337
Impairment and closures	26	158
General and administrative	13,861	12,342

Total costs and expenses	253,576	229,518

Income from operations	30,209	30,106

Interest expense, net	565	730
Equity income from investments in unconsolidated affiliates	(103)	(108)

Income before taxes	29,747	29,484
Provision for income taxes	9,272	9,606
Net income including noncontrolling interests	$20,475	$19,878
Less: Net income attributable to noncontrolling interests	682	637

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$19,793	$19,241

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.27	$0.27

Diluted	$0.27	$0.27

Weighted-average shares outstanding:
Basic	72,052	70,690

Diluted	73,727	72,226

Cash dividends declared per share	$0.08	$—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 28, 2010	72,222,991	$72	$250,874	$247,008	$(1,338)	$—	$496,616	$2,766	$499,382

Comprehensive income:
Unrealized gain on derivatives, net of tax of $0.1 million	—	—	—	—	108	—	108	—	108

Net income	—	—	—	19,793	—	—	19,793	682	20,475

Total comprehensive income							19,901	682	20,583

Distributions to noncontrolling interests	—	—	—	—	—	—	—	(611)	(611)
Dividends declared ($0.08 per share)	—	—	—	(5,692)	—	—	(5,692)	—	(5,692)
Shares issued under stock option plan including tax effects	223,756	1	2,647	—	—	—	2,648	—	2,648
Repurchase of shares of common stock	(1,500,000)	(2)	—	—	—	(25,267)	(25,269)	—	(25,269)
Settlement of restricted stock units, net of tax	219,461	—	(1,539)	—	—	—	(1,539)	—	(1,539)

Share-based compensation	—	—	2,960	—	—	—	2,960	—	2,960

Balance, March 29, 2011	71,166,208	$71	$254,942	$261,109	$(1,230)	$(25,267)	$489,625	$2,837	$492,462

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 29, 2011	March 30, 2010
Cash flows from operating activities:
Net income including noncontrolling interests	$20,475	$19,878
Depreciation and amortization	10,600	10,337
Deferred income taxes	(313)	1,567
Loss on disposition of assets	539	141
Impairment and closures	—	121
Equity income from investments in unconsolidated affiliates	(103)	(108)
Distributions received from investments in unconsolidated affiliates	80	94
Provision for doubtful accounts	(31)	—
Share-based compensation expense	2,960	1,830
Changes in operating working capital:
Receivables	442	(231)
Inventories	638	693
Prepaid expenses and other current assets	307	(2,229)
Other assets	(1,309)	295
Accounts payable	1,593	(554)
Deferred revenue — gift cards/certificates	(16,836)	(14,434)
Accrued wages	2,061	2,354
Excess tax benefits from share-based compensation	(236)	(1,499)
Prepaid income taxes and income taxes payable	9,518	1,479
Accrued taxes and licenses	(170)	2,100
Other accrued liabilities	940	(317)
Deferred rent	593	523
Other liabilities	388	644

Net cash provided by operating activities	$32,136	$22,684

Cash flows from investing activities:
Capital expenditures — property and equipment	(12,458)	(7,822)
Proceeds from sale of property and equipment, including insurance proceeds	49	21

Net cash used in investing activities	$(12,409)	$(7,801)

Cash flows from financing activities:
Repayments of revolving credit facility, net	—	(12,000)
Distributions to noncontrolling interest holders	(611)	(561)
Excess tax benefits from share-based compensation	236	1,499
Repayments of stock option and other deposits	(283)	(400)
Proceeds from stock option and other deposits	598	224
Repurchase shares of common stock	(25,269)	—
Settlement of restricted stock units, net of tax	(1,539)	(1,148)
Principal payments on long-term debt and capital lease obligations	(67)	(60)
Proceeds from exercise of stock options	2,413	4,448

Net cash used in financing activities	$(24,522)	$(7,998)

Net (decrease)/increase in cash and cash equivalents	(4,795)	6,885
Cash and cash equivalents — beginning of period	82,215	46,858
Cash and cash equivalents — end of period	$77,420	$53,743

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$426	$692
Income taxes, net of refunds	$66	$6,558

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

1)             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”, “we” and/or “our”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest, as of and for the 13 weeks ended March 29, 2011 and  March 30, 2010.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corp. (“Management Corp.”) and Aspen Creek, LLC (“Aspen Creek”).  We and our subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings, Aspen Creek and certain other license and franchise restaurants.  All material balances and transactions between the consolidated entities have been eliminated.

As of March 29, 2011 and March 30, 2010, we owned 5.0% to 10.0% equity interest in 21 franchise restaurants.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investment in these unconsolidated affiliates is included in Other assets in our condensed consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates on our condensed consolidated statements of income under Equity income from investments in unconsolidated affiliates.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 weeks ended March 29, 2011 are not necessarily indicative of the results that may be expected for the year ending December 27, 2011.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2010.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended
	March 29, 2011	March 30, 2010

Labor expense	$938	$761
General and administrative expense	2,022	1,069
Total share-based compensation expense	$2,960	$1,830

A summary of share-based compensation activity by type of grant as of March 29, 2011 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 28, 2010	3,996,512	$11.87
Granted	—	—
Forfeited	(7,722)	16.54
Exercised	(223,756)	10.79
Outstanding at March 29, 2011	3,765,034	$11.92	4.39	$17,741

Exercisable at March 29, 2011	3,630,087	$11.86	4.33	$20,200

No stock options were granted during the 13 weeks ended March 29, 2011.

The total intrinsic value of options exercised during the 13 weeks ended March 29, 2011and March 30, 2010 was $1.5 million and $4.6 million, respectively.  As of March 29, 2011, with respect to unvested stock options, there was an immaterial amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of less than a year.  The total grant date fair value of stock options vested for both 13 week periods ended March 29, 2011 and March 30, 2010 was $0.2 million and $0.7 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 28, 2010	1,205,410	$11.71
Granted	431,908	17.25
Forfeited	(33,923)	16.11
Vested	(312,327)	11.26
Outstanding at March 29, 2011	1,291,068	$13.31

As of March 29, 2011, with respect to unvested RSUs, there was $11.0 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.8 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 week periods ended March 29, 2011 and March 30, 2010 was $3.5 million and $3.0 million, respectively.

(3)         Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	March 29, 2011	December 28, 2010
Installment loans, due 2011 — 2020	$1,819	$1,865
Obligations under capital leases	294	315
Revolver	50,000	50,000
	52,113	52,180
Less current maturities	281	274
	$51,832	$51,906

The weighted-average interest rate for installment loans outstanding at March 29, 2011 and December 28, 2010 was 10.58%.  The debt is secured by certain land and buildings.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at March 29, 2011 and December 28, 2010 was 3.59%, including interest rate swaps.  At March 29, 2011, we had $50.0 million outstanding under the credit facility and $196.2 million of availability, net of $3.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 29, 2011.

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

We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income.  We will reclassify any gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income when the interest rate swap expires or at the time we choose to terminate the swap.  See note 9 for fair value discussion of these interest rate swaps.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance	Derivative Assets		Derivative Liabilities
	Sheet Location	March 29, 2011	December 28, 2010	March 29, 2011	December 28, 2010

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$2,003	$2,178

Total Derivative Contracts		$—	$—	$2,003	$2,178

(1)                             Derivative assets and liabilities are included in fair value of derivative financial instruments on the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the 13 weeks ended March 29, 2011 and March 30, 2010:

	Amount of (Loss) Gain Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective	Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2011	2010	Income	2011	2010	portion)	2011	2010

Interest rate swaps	$108	$(457)	—	$—	$—	—	$—	$—

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

(6)         Commitments and Contingencies

The estimated cost of completing capital project commitments at March 29, 2011 and December 28, 2010 was approximately $58.9 million and $52.8 million, respectively.

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

We currently buy most of our beef from three suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

On October 8, 2010, the U.S. Equal Employment Opportunity Commission (“EEOC”) for the Boston Area Office issued a determination letter in Charge No. 523-2009-00643 alleging that we engaged in a pattern and practice of age discrimination in hiring for certain restaurant positions in violation of the Age Discrimination in Employment Act.  The determination alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions solely due to their age.  The EEOC is seeking remedial actions and the payment of damages to the applicants.  We have denied the allegation and intend to vigorously defend against the charge.  We are currently engaged in the conciliation process with the EEOC.  Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

On January 19, 2011, a civil case styled as a class action complaint titled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse (“Crenshaw”), Superior Court Civil Action Number 11-0157, was filed against us in Middlesex County, Massachusetts. The complaint was subsequently amended to add additional plaintiffs, all of whom have alleged a failure to comply with Massachusetts labor laws, specifically that we improperly shared pooled tips with ineligible employees.  The complaint alleges violations in all of our restaurants in Massachusetts. Currently, we operate nine restaurants in the state.  We have filed notice to remove the case to federal court, filed an answer denying all material allegations and are in the early phases of discovery.

We believe that we have meritorious defenses to the claims made in the Crenshaw case, and we intend to vigorously defend against them, including plaintiffs’ efforts to certify a class action. Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter. However, if the court imposes statutory penalties, including restitution of the difference between the tip credit wage and minimum wage, restitution of tips, treble damages and attorneys’ fees, then the case could have a material adverse effect on our consolidated financial position, results of operation or cash flows.

We are involved in various other claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

(7)         Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $55,000 for the 13 week periods ending March 29, 2011 and March 30, 2010.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  Rent is approximately $16,600 per month and escalates 10% each five years.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $50,000 and $45,000 for the 13 week periods ended March 29, 2011 and March 30, 2010, respectively.

We have 14 franchise and license restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders at March 29, 2011 and March 30, 2010. These entities paid us fees of approximately $0.5 million during both of the 13 week periods ended March 29, 2011 and March 30, 2010.  As disclosed in note 6, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended
	March 29, 2011	March 30, 2010

Options	310,504	2,207,141
Nonvested stock	210	18,281

Total	310,714	2,225,422

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended
	March 29, 2011	March 30, 2010
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$19,793	$19,241

Basic EPS:
Weighted-average common shares outstanding	72,052	70,690

Basic EPS	$0.27	$0.27

Diluted EPS:
Weighted-average common shares outstanding	72,052	70,690
Dilutive effect of stock options and restricted stock	1,675	1,536
Shares — diluted	73,727	72,226

Diluted EPS	$0.27	$0.27

(9)         Fair Value Measurement

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

There were no transfers among levels within the fair value hierarchy during the 13 week period ended March 29, 2011.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 29, 2011	December 28, 2010

Interest rate swaps	2	$(2,003)	$(2,178)
Deferred compensation plan — assets	1	6,088	5,475
Deferred compensation plan - liabilities	1	(6,060)	(5,469)

Total		$(1,975)	$(2,172)

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

The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	March 29, 2011	December 28, 2010

Long-lived assets held for sale	2	$1,598	$1,598
Long-lived assets held for use	2	1,087	1,117
Goodwill	3	1,830	1,830

Total		$4,515	$4,545

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

Goodwill in the table above relates to three underperforming restaurants in which the carrying value of the associated goodwill was reduced to fair value, based on their historical results and anticipated future trends of operations.

At March 29, 2011 and December 28, 2010, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt are as follows:

	March 29, 2011		December 28, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$1,819	$2,255	$1,865	$2,324
Revolver	50,000	50,000	50,000	50,000

(10) Stock Repurchase Program

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

For the 13 weeks ended March 29, 2011, we paid approximately $25.3 million to repurchase 1,500,000 shares of our common stock.  These shares are recorded in Treasury stock on the condensed consolidated balance sheets.  These shares were retired in second quarter of 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 29, 2011, there were 347 restaurants operating in 46 states, including:

•  276 “company restaurants,” of which 265 were wholly-owned and 11 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income.

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

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 29, 2011 and March 30, 2010 are referred to as Q1 2011 and Q1 2010.

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

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement on April 26, 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next ten years, the first of which is expected to open in mid-2011.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for minority ownership in three non-Texas Roadhouse restaurants yet to be opened.  We may also look to acquire franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 276 restaurants we owned and operated at March 29, 2011, 273 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek.  All of our planned restaurant growth in 2011 will be Texas Roadhouse restaurants.

Maintaining and/or Improving Restaurant Level Profitability.  We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management. In Q1 2011, our average unit volumes and comparable restaurant sales increased 4.8% and 4.6%, respectively.  The growth in these measures was primarily due to higher guest traffic counts, which we believe is due to our continued focus on encouraging repeat visits by our guests by not sacrificing any operational standards relating to our quality of food and service, along with an improvement in the overall economy.  We also continue to drive various localized marketing programs in order to attract new guests and increase the frequency of visits of our existing guests.  Additionally, we have been conservative with menu price increases. While this may create a challenge in terms of maintaining and/or increasing restaurant margins in any given year, depending on the level of inflation we experience, we believe that it is important to remain conservative with menu price increases for the long term success of the business.

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

Returning Capital to Shareholders.  We continue to look at opportunities to return capital to our shareholders, including through repurchases of common stock and payment of dividends.  On February 17, 2011, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $50.0 million of our common stock.  Any repurchases will be made through open market transactions.  As of March 29, 2011, $24.8 million remained authorized for repurchase.

On February 17, 2011, our Board of Directors authorized the payment of a cash dividend of $0.08 per share of common stock.  This payment was distributed on April 1, 2011, to shareholders of record at the close of business on March 16, 2011.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

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

Equity Income from Unconsolidated Affiliates.  As of March 29, 2011 and March 30, 2010, we owned a 5.0% to 10.0% equity interest in 21 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at March 29, 2011 and March 30, 2010 included 11 and 10 majority-owned restaurants, respectively, all of which were open.

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

Results of Operations

	13 Weeks Ended
	March 29, 2011		March 30, 2010
($ in thousands)	$	%	$	%

Revenue:
Restaurant sales	281,320	99.1	257,342	99.1
Franchise royalties and fees	2,465	0.9	2,282	0.9

Total revenue	283,785	100.0	259,624	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	93,541	33.3	82,799	32.2
Labor	82,720	29.4	74,909	29.1
Rent	5,657	2.0	5,270	2.0
Other operating	45,281	16.1	42,598	16.6
(As a percentage of total revenue)
Pre-opening	1,890	0.7	1,105	0.4
Depreciation and amortization	10,600	3.7	10,337	4.0
Impairment and closure	26	NM	158	0.1
General and administrative	13,861	4.9	12,342	4.8

Total costs and expenses	253,576	89.4	229,518	88.4
Income from operations	30,209	10.6	30,106	11.6
Interest expense, net	565	0.2	730	0.3
Equity income from investments in unconsolidated affiliates	(103)	NM	(108)	NM

Income before taxes	29,747	10.5	29,484	11.4
Provision for income taxes	9,272	3.3	9,606	3.7
Net income including noncontrolling interests	20,475	7.2	19,878	7.7
Net income attributable to noncontrolling interests	682	0.2	637	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	19,793	7.0	19,241	7.4

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 28, 2010	274	71	345
Openings	2	—	2
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at March 29, 2011	276	71	347

Q1 2011 (13 weeks) Compared to Q1 2010 (13 weeks)

Restaurant Sales. Restaurant sales increased by 9.3% in Q1 2011 as compared to Q1 2010.  This increase was attributable to an increase in the opening of new restaurants and an increase in average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q1 2011	Q1 2010

Increase in store weeks	4.6%	5.0%
Increase in average unit volumes	4.8%	0.3%
Other (1)	(0.1)%	0.1%
Total increase in restaurant sales	9.3%	5.4%

Store weeks	3,568	3,412
Comparable restaurant sales growth	4.6%	0.4%
Average unit volume (in thousands)	$1,022	$975

(1)          Includes the impact of the year-over-year change in sales volume of restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed during the period.

The increase in store weeks for Q1 2011 and Q1 2010 was primarily attributable to the opening of new restaurants.  Company restaurant count activity is shown in the restaurant unit activity table above.

The increase in average unit volumes for Q1 2011 compared to Q1 2010 was primarily driven by a combination of positive comparable restaurant sales and higher year-over-year sales at newer restaurants.  For Q1 2011 and Q1 2010, comparable restaurants sales increased 4.6% and 0.4%, respectively.  The increase in Q1 2011 was generated primarily by an increase in guest traffic counts, along with a slight increase in our per person average check.  The increase in Q1 2010 was generated primarily by an increase in our per person average check, partially offset by a decline in guest traffic counts.

While we did not take any pricing increases in 2010 due to the favorable commodities environment, we did take a menu price increase averaging approximately 1% during Q1 2011 as a result of expected inflationary pressures, primarily in commodities.  In the past, average guest check has not increased in line with menu price increases, as some guests were purchasing fewer alcoholic beverages and/or shifting their selections to lower priced menu items.  However, based on results in Q1 2011, we anticipate that our average guest check will increase in line with our current menu price increase.  We are currently evaluating the potential for additional menu price increases in 2011.

In 2011, we plan to open 20 company restaurants, two of which opened in Q1 2011.  We have either begun construction or have sites under contract for purchase or lease for the 18 remaining restaurants.  We may evaluate additional opportunities for international development and possibly acquire additional franchise restaurants in 2011.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.2 million, or by 8.0% in Q1 2011 from Q1 2010. This increase was primarily attributable to an increase in average unit volumes, increasing royalty rates in conjunction with the renewal of certain franchise agreements, and the opening of a new restaurant in the second quarter of fiscal 2010.  Franchise comparable restaurant sales increased 3.8% in Q1 2011.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, increased to 33.3% in Q1 2011 from 32.2% in Q1 2010.  This increase was primarily attributable to higher costs associated with produce, specifically potatoes and lettuce, as well as higher costs for pork and beef items.  For 2011, we have fixed price contracts, which include some floor and ceiling pricing, for 65%-70% of our overall food costs with the remainder subject to fluctuating market prices.  For Q1 2011, commodity cost inflation was approximately 3.0%.  As a result of higher produce costs, we have increased our expectation for commodity cost inflation in 2011 to approximately 4.0% from our prior estimate of approximately 3.0%.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.4% in Q1 2011 from 29.1% in Q1 2010.  This increase was primarily attributable to higher average wage rates and higher costs associated with group insurance and share-based compensation expense, partially offset by an increase in average unit volumes.

We anticipate our labor costs will continue to be pressured by higher insurance costs and inflation, driven by higher wage rates partially due to federal and state-mandated increases in minimum and tip wage rates.  These increases may or may not be offset by additional menu price increases.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, remained the same in Q1 2011 compared to Q1 2010 at 2.0%.  In Q1 2011, the benefit from an increase in average unit volumes offset the impact of leasing more land and buildings than in the past.

Restaurant Other Operating Expenses.  Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.1% in Q1 2011 from 16.6% in Q1 2010.  This decrease was primarily attributable to an increase in average unit volumes, lower utility costs and lower costs associated with general liability insurance, partially offset by higher write-offs of fixed assets associated with remodelings at several restaurants.  Utility costs were lower primarily due to lower natural gas prices in Q1 2011 compared to Q1 2010, while general liability insurance costs were lower due to a decrease in claims handling fees in Q1 2011 compared to Q1 2010.  We expect higher write-offs of fixed assets associated with remodeling throughout 2011, as we plan to continue to invest in the remodeling of certain restaurants in order to maintain our facilities.

Restaurant Pre-opening Expenses.  Pre-opening expenses in Q1 2011 increased to $1.9 million from $1.1 million in 2010.  This increase was primarily attributable to more restaurants in the development pipeline during Q1 2011 as compared to Q1 2010, driven by our plan to open 20 company restaurants in 2011 as compared to 14 company restaurants in 2010 and our plans to open even more restaurants in 2012.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.  Based on our increased restaurant development plans, we expect pre-opening expenses to be higher in 2011.

Depreciation and Amortization Expense (“D&A”).  D&A, as a percentage of total revenue, decreased to 3.7% in Q1 2011 from 4.0% in Q1 2010.  This decrease was primarily attributable to an increase in average unit volumes and lower depreciation expense on older restaurants, partially offset by higher depreciation expense, as a percentage of revenue, on newer restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses decreased to $26,000 in Q1 2011 compared to $158,000 in Q1 2010.  This decrease was primarily attributable to a charge of $0.1 million associated with the write-down of equipment at one restaurant closed in the second quarter of fiscal 2010.

General and Administrative Expenses (“G&A”).  G&A, as a percentage of total revenue, increased to 4.9% in Q1 2011 from 4.8% in Q1 2010.  This increase was primarily attributable to higher share-based compensation costs in Q1 2011 as a result of a one-time charge of $0.5 million related to restricted stock units granted in 2010.  In addition, we incurred additional share-based compensation costs as a result of a grant of restricted stock units on January 8, 2011 in conjunction with the extension of certain executive employment contracts at the beginning of 2010.  We expect share-based compensation costs to be approximately $1.7 million higher in 2011 as a result of this grant.

Interest Expense, Net.  Net interest expense decreased to $0.6 million in Q1 2011 from $0.7 million in Q1 2010.  This decrease was primarily attributable to the decrease in outstanding borrowings under our credit facility.

Income Tax Expense.  We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”).  Our effective tax rate decreased to 31.9% in Q1 2011 from 33.3% in Q1 2010.  The decrease was primarily attributable to higher FICA tip tax credits as a percentage of pre-tax income, the HIRE Retention tax credit and higher tax deductions for disqualified incentive stock option exercises.  The HIRE Retention tax credit is a 2011 federal tax credit enacted to encourage the retention of new hires for 52 weeks.  The credit is only available for eligible new employees hired between February 4, 2010 and December 31, 2010 that remain employed for 52 consecutive weeks.  We expect the effective tax rate to be approximately 32.0% for fiscal 2011.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
(in thousands)	March 29, 2011	March 30, 2010

Net cash provided by operating activities	$32,136	$22,684
Net cash used in investing activities	(12,409)	(7,801)
Net cash used in financing activities	(24,522)	(7,998)

Net (decrease)/increase in cash and cash equivalents	$(4,795)	$6,885

Net cash provided by operating activities was $32.1 million in Q1 2011 compared to $22.7 million in Q1 2010.  This increase was primarily due to changes in income tax liability as well as other changes in working capital.

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

Net cash used in investing activities was $12.4 million in Q1 2011 compared to $7.8 million in Q1 2010.  This increase was primarily due to spending on capital expenditures.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 29, 2011, 117 of the 276 company restaurants had been developed on land which we owned.

The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants:

(in thousands)	Q1 2011	Q1 2010
New company restaurants	$8,589	$4,256
Refurbishment of existing restaurants (1)	3,869	3,566
Total capital expenditures	$12,458	$7,822

Restaurant-related repairs and maintenance expense (2)	$2,852	$2,789

(1) Includes minimal capital expenditures related to support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2011, we expect our capital expenditures to be approximately $65.0 to $70.0 million, the majority of which will relate to planned restaurant openings.  This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility.  For 2011, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to increase our cash balance, repurchase common stock, pay dividends, if approved by our Board of Directors, and/or repay borrowings under our credit facility.

Net cash used in financing activities was $24.5 million in Q1 2011 as compared to $8.0 million in Q1 2010.  This increase was primarily due to stock repurchases, offset by lower payments of borrowings under our credit facility.

On February 17, 2011, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $50 million of our common stock.  Any repurchases will be made through open market transactions.  The timing and the amount of any repurchases will be determined by the Company’s management under parameters established by the Board of Directors, based on its evaluation of the Company’s stock price, market conditions and other corporate considerations.  For the 13 weeks ended March 29, 2011, we paid approximately $25.3 million to repurchase 1,500,000 shares of our common stock.

On February 17, 2011, our Board of Directors authorized the payment of a cash dividend of $0.08 per share of common stock.  This payment was distributed on April 1, 2011, to shareholders of record at the close of business on March 16, 2011.  The declared dividends are included as a liability on our condensed consolidated balance sheet as of March 29, 2011.

In Q1 2011 and Q1 2010, we paid distributions of $0.6 million to equity holders of ten of our majority-owned company restaurants.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at March 29, 2011 and December 28, 2010 was 3.59%, including interest rate swaps.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 29, 2011.

At March 29, 2011, we had $50.0 million of outstanding borrowings under our credit facility and $196.2 million of availability net of $3.8 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $1.8 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at March 29, 2011 was 3.83%, including interest rate swaps.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 29, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,819	$190	$50,446	$524	$659
Capital lease obligations	294	91	203	—	—
Interest (1)	10,575	1,793	3,585	3,585	1,612
Operating lease obligations	198,313	21,456	42,270	37,728	96,859
Capital obligations	58,916	58,916	—	—	—
Total contractual obligations (2)	$319,917	$82,446	$96,504	$41,837	$99,130

(1)                                Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of March 29, 2011 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at March 29, 2011 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.50% margin, which was in effect as of March 29, 2011.

(2)                                Unrecognized tax benefits under FASB ASC 740 are immaterial and, therefore, are excluded from this amount.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.  At March 29, 2011 there was $50.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR.  Our various other notes payable totaled $1.8 million at March 29, 2011 and had fixed rates ranging from 10.46% to 10.80%.  Should interest rates on our variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

On January 19, 2011, a civil case styled as a class action complaint titled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse (“Crenshaw”), Superior Court Civil Action Number 11-0157, was filed against us in Middlesex County, Massachusetts. The complaint was subsequently amended to add additional plaintiffs, all of whom have alleged a failure to comply with Massachusetts labor laws, specifically that we improperly shared pooled tips with ineligible employees.  The complaint alleges violations in all of our restaurants in Massachusetts. Currently, we operate nine restaurants in the state.  We have filed notice to remove the case to federal court, filed an answer denying all material allegations and are in the early phases of discovery.

We believe that we have meritorious defenses to the claims made in the Crenshaw case, and we intend to vigorously defend against them, including plaintiffs’ efforts to certify a class action. Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter. However, if the court imposes statutory penalties, including restitution of the difference between the tip credit wage and minimum wage, restitution of tips, treble damages and attorneys’ fees, then the case could have a material adverse effect on our consolidated financial position, results of operation or cash flows.

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 28, 2010, under the heading “Special Note Regarding Forward-looking Statements” and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

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

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended March 29, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 29 to January 25	—	—	—	$50,000,000
January 26 to February 22	—	—	—	$50,000,000
February 23 to March 29	1,500,000	$16.83	1,500,000	$24,760,548

Total	1,500,000		1,500,000

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
101

The following financial statements from the Texas Roadhouse, Inc. Quarterly Report on Form 10-Q for the quarter ended March 29, 2011, filed on May 6, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: May 6, 2011	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: May 6, 2011	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)