Form 10-Q
period 2011-06-28
Texas Roadhouse, Inc.
filed 2011-08-05
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2011

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

The number of shares of common stock outstanding were 71,437,080 on July 29, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 28, 2011	December 28, 2010
Assets
Current assets:
Cash and cash equivalents	$79,376	$82,215
Receivables, net of allowance for doubtful accounts of $294 at June 28, 2011 and $222 at December 28, 2010	12,350	12,563
Inventories, net	8,889	9,197
Prepaid income taxes	—	375
Prepaid expenses	5,110	7,204
Deferred tax assets	2,869	2,368
Total current assets	108,594	113,922
Property and equipment, net	467,378	458,983
Goodwill	111,785	111,785
Intangible assets, net	9,580	10,118
Other assets	10,872	7,993
Total assets	$708,209	$702,801

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$289	$274
Accounts payable	28,421	26,864
Deferred revenue — gift cards/certificates	18,426	39,165
Accrued wages	22,557	21,050
Income tax payable	105	—
Accrued taxes and licenses	12,077	12,318
Dividends payable	5,706	—
Other accrued liabilities	17,613	12,387
Total current liabilities	105,194	112,058
Long-term debt and obligations under capital leases, excluding current maturities	51,757	51,906
Stock option and other deposits	4,403	4,052
Deferred rent	15,694	14,457
Deferred tax liabilities	9,720	8,444
Fair value of derivative financial instruments	3,288	2,178
Other liabilities	11,708	10,324
Total liabilities	201,764	203,419
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 71,361,020 and 72,222,991 shares issued and outstanding at June 28, 2011 and December 28, 2010, respectively)	71	72
Additional paid in capital	233,102	250,874
Retained earnings	271,479	247,008
Accumulated other comprehensive loss	(2,020)	(1,338)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	502,632	496,616
Noncontrolling interests	3,813	2,766
Total equity	506,445	499,382
Total liabilities and equity	$708,209	$702,801

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Revenue:
Restaurant sales	$277,089	$252,835	$558,409	$510,177
Franchise royalties and fees	2,483	2,327	4,948	4,609

Total revenue	279,572	255,162	563,357	514,786

Costs and expenses:
Restaurant operating costs:
Cost of sales	92,266	82,660	185,807	165,459
Labor	82,912	74,497	165,632	149,406
Rent	5,700	5,287	11,357	10,557
Other operating	45,938	42,767	91,219	85,365
Pre-opening	2,196	1,307	4,086	2,412
Depreciation and amortization	10,553	10,262	21,153	20,599
Impairment and closures	20	100	46	258
General and administrative	16,239	14,953	30,100	27,295

Total costs and expenses	255,824	231,833	509,400	461,351

Income from operations	23,748	23,329	53,957	53,435

Interest expense, net	542	704	1,107	1,434
Equity income from investments in unconsolidated affiliates	(97)	(92)	(200)	(200)

Income before taxes	23,303	22,717	53,050	52,201
Provision for income taxes	6,604	7,049	15,876	16,655
Net income including noncontrolling interests	$16,699	$15,668	$37,174	$35,546
Less: Net income attributable to noncontrolling interests	623	632	1,305	1,269

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$16,076	$15,036	$35,869	$34,277

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.23	$0.21	$0.50	$0.48

Diluted	$0.22	$0.21	$0.49	$0.47

Weighted-average shares outstanding:
Basic	71,261	71,471	71,654	71,076

Diluted	72,791	72,961	73,256	72,587

Cash dividends declared per share	$0.08	$—	$0.16	$—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 28, 2010	72,222,991	$72	$250,874	$247,008	$(1,338)	$496,616	$2,766	$499,382

Comprehensive income:
Unrealized loss on derivatives, net of tax of $0.4 million	—	—	—	—	(682)	(682)	—	(682)
Net income	—	—	—	35,869	—	35,869	1,305	37,174

Total comprehensive income						35,187	1,305	36,492

Distributions to noncontrolling interests	—	—	—	—	—	—	(1,221)	(1,221)
Minority interest contribution	—	—	—	—	—	—	963	963
Minority interest liquidation adjustments	—	—	(29)	—	—	(29)	—	(29)
Dividends paid ($0.08 per share)	—	—	—	(5,692)	—	(5,692)	—	(5,692)
Dividends declared ($0.08 per share)	—	—	—	(5,706)	—	(5,706)	—	(5,706)
Shares issued under stock option plan including tax effects	340,782	1	4,037	—	—	4,038	—	4,038
Repurchase of shares of common stock	(1,500,000)	(2)	(25,267)	—	—	(25,269)	—	(25,269)
Settlement of restricted stock units, net of tax	297,247	—	(2,246)	—	—	(2,246)	—	(2,246)
Share-based compensation	—	—	5,733	—	—	5,733	—	5,733

Balance, June 28, 2011	71,361,020	$71	$233,102	$271,479	$(2,020)	$502,632	$3,813	$506,445

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 28, 2011	June 29, 2010
Cash flows from operating activities:
Net income including noncontrolling interests	$37,174	$35,546
Depreciation and amortization	21,153	20,599
Deferred income taxes	1,203	1,643
Loss on disposition of assets	971	630
Impairment and closures	—	141
Equity income from investments in unconsolidated affiliates	(200)	(200)
Distributions received from investments in unconsolidated affiliates	174	212
Provision for doubtful accounts	(73)	(31)
Share-based compensation expense	5,733	3,736
Changes in operating working capital:
Receivables	286	(85)
Inventories	308	402
Prepaid expenses and other current assets	2,094	116
Other assets	(2,882)	(301)
Accounts payable	1,557	(2,873)
Deferred revenue — gift cards/certificates	(20,739)	(17,420)
Accrued wages	1,507	2,013
Excess tax benefits from share-based compensation	(389)	(2,095)
Prepaid income taxes and income taxes payable	869	146
Accrued taxes and licenses	(241)	2,373
Other accrued liabilities	5,225	1,316
Deferred rent	1,237	1,091
Other liabilities	1,384	1,369

Net cash provided by operating activities	$56,351	$48,328

Cash flows from investing activities:
Capital expenditures — property and equipment	(29,093)	(17,967)
Proceeds from sale of property and equipment, including insurance proceeds	75	51

Net cash used in investing activities	$(29,018)	$(17,916)

Cash flows from financing activities:
Repayments of revolving credit facility, net	—	(22,000)
Investments in unconsolidated affiliates	—	(28)
Distributions to noncontrolling interest holders	(1,221)	(1,159)
Excess tax benefits from share-based compensation	389	2,095
Repayments of stock option and other deposits	(578)	(536)
Proceeds from stock option and other deposits	929	623
Repurchase shares of common stock	(25,269)	—
Settlement of restricted stock units, net of tax	(2,246)	(1,724)
Principal payments on long-term debt and capital lease obligations	(134)	(120)
Proceeds from exercise of stock options	3,650	5,814
Dividends paid to stockholders	(5,692)	—

Net cash used in financing activities	$(30,172)	$(17,035)

Net (decrease)increase in cash and cash equivalents	(2,839)	13,377
Cash and cash equivalents — beginning of period	82,215	46,858
Cash and cash equivalents — end of period	$79,376	$60,235

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$215	$1,390
Income taxes, net of refunds	$13,804	$14,864

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”, “we” and/or “our”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest, as of and for the 13 and 26 weeks ended June 28, 2011 and June 29, 2010.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corp. (“Management Corp.”) and Aspen Creek, LLC (“Aspen Creek”).  We and our subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings, Aspen Creek and certain other license and franchise restaurants.  All material balances and transactions between the consolidated entities have been eliminated.

As of June 28, 2011 and June 29, 2010, we owned 5.0% to 10.0% equity interest in 21 franchise restaurants.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investment in these unconsolidated affiliates is included in Other assets in our condensed consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates on our condensed consolidated statements of income under Equity income from investments in unconsolidated affiliates.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 26 weeks ended June 28, 2011 are not necessarily indicative of the results that may be expected for the year ending December 27, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2010.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010

Labor expense	$996	$842	$1,934	$1,603
General and administrative expense	1,777	1,064	3,799	2,133
Total share-based compensation expense	$2,773	$1,906	$5,733	$3,736

A summary of share-based compensation activity by type of grant as of June 28, 2011 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 28, 2010	3,996,512	$11.87
Granted	—	—
Forfeited	(13,155)	15.87
Exercised	(340,782)	10.71
Outstanding at June 28, 2011	3,642,575	$11.96	4.15	$21,307

Exercisable at June 28, 2011	3,552,773	$11.92	4.11	$20,923

No stock options were granted during the 26 weeks ended June 28, 2011.

The total intrinsic value of options exercised during the 13 weeks ended June 28, 2011 and June 29, 2010 was $0.7 million and $1.9 million, respectively.  The total intrinsic value of options exercised during the 26 weeks ended June 28, 2011 and June 29, 2010 was $2.1 million and $6.6 million, respectively.  As of June 28, 2011, with respect to unvested stock options, there was an immaterial amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of less than a year.  The total grant date fair value of stock options vested for both 13 week periods ended June 28, 2011 and June 29, 2010 was $0.2 million.  The total grant date fair value of stock options vested for both 26 week periods ended June 28, 2011 and June 29, 2010 was $0.4 million and $1.0 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 28, 2010	1,205,410	$11.71
Granted	551,963	16.96
Forfeited	(47,937)	15.54
Vested	(434,428)	11.62
Outstanding at June 28, 2011	1,275,008	$13.67

As of June 28, 2011, with respect to unvested RSUs, there was $10.0 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.4 years.  The vesting terms of the RSUs range from 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 week periods ended June 28, 2011 and June 29, 2010 was $2.0 million and $1.1 million, respectively.  The total grant date fair value of RSUs vested for the 26 week periods ended June 28, 2011 and June 29, 2010 was $5.5 million and $4.2 million, respectively.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	June 28, 2011	December 28, 2010
Installment loans, due 2011 — 2020	$1,774	$1,865
Obligations under capital leases	272	315
Revolver	50,000	50,000
	52,046	52,180
Less current maturities	289	274
	$51,757	$51,906

The weighted-average interest rate for installment loans outstanding at June 28, 2011 and December 29, 2009 was 10.57%.  The debt is secured by certain land and buildings.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at both June 28, 2011 and December 28, 2010 was 3.59%, including interest rate swaps.  At June 28, 2011, we had $50.0 million outstanding under the credit facility and $196.2 million of availability, net of $3.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 28, 2011.

As part of replacing our existing credit facility, which expires on May 31, 2012, we have signed a commitment letter which details the terms of the new facility.  We expect to finalize the new credit facility in the third quarter of 2011.

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

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance	Derivative Assets		Derivative Liabilities
	Sheet Location	June 28, 2011	December 28, 2010	June 28, 2011	December 28, 2010

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$3,288	$2,178

Total Derivative Contracts		$—	$—	$3,288	$2,178

(1)                             Derivative assets and liabilities are included in fair value of derivative financial instruments on the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the 26 weeks ended June 28, 2011 and June 29, 2010:

	Amount of Loss Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective	Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2011	2010	Income	2010	2009	portion)	2010	2009

Interest rate swaps	$(682)	$(1,735)	—	$—	$—	—	$—	$—

(5)           Recent Accounting Pronouncements

Fair Value Measures and Disclosures

(Accounting Standards Update (“ASU”) 2010-06)

In January 2010, the FASB issued ASU 2010-06 which amends Accounting Standards Codification (“ASC”) topic 820, Fair Value Measures and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfer into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The changes as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (our 2010 fiscal year), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (our 2011 fiscal year).  The guidance requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows.

Comprehensive Income

(ASU 2011-05)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  ASU 2011-05 is effective for annual and interim reporting periods beginning after December 15, 2011 (our 2012 fiscal year).  The adoption of ASU 2011-05 will have no impact on our consolidated financial position, results of operations or cash flows, though it will change our financial statement presentation.

(6)           Commitments and Contingencies

The estimated cost of completing capital project commitments at June 28, 2011 and December 28, 2010 was approximately $72.7 million and $52.8 million, respectively.

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

On January 19, 2011, a civil case styled as a class action complaint titled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse (“Crenshaw”), Superior Court Civil Action Number 11-0157, was filed against us in Middlesex County, Massachusetts. The complaint was subsequently amended to add additional plaintiffs, all of whom have alleged a failure to comply with Massachusetts labor laws, specifically that we improperly shared pooled tips with ineligible employees.  The complaint alleges violations in all of our restaurants in Massachusetts. Currently, we operate nine restaurants in the state.  We have removed the case to federal court, filed an answer denying all material allegations and are in the early phases of discovery.

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

(7)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $55,000 for each of the 13 week periods ending June 28, 2011 and June 29, 2010.  For each of the 26 week periods ended June 28, 2011 and June 29, 2010, rent payments were $0.1 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.   Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $50,000 for each of the 13 week periods ended June 28, 2011 and June 29, 2010.  For each of the 26 week periods ended June 28, 2011 and June 29, 2010, rent payments were $0.1 million.

We have 15 franchise and license restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders at June 28, 2011 and June 29, 2010. These entities paid us fees of approximately $0.6 million and $0.5 million during the 13 week periods ended June 28, 2011 and June 29, 2010, respectively.  For both of the 26 week periods ended June 28, 2011 and June 29, 2010, these entities paid us fees of $1.1 million.  As disclosed in note 6, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010

Options	309,281	1,810,876	309,892	2,195,747
Nonvested stock	—	44	72	2,909

Total	309,281	1,810,920	309,964	2,198,656

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$16,076	$15,036	$35,869	$34,277

Basic EPS:
Weighted-average common shares outstanding	71,261	71,471	71,654	71,076

Basic EPS	$0.23	$0.21	$0.50	$0.48

Diluted EPS:
Weighted-average common shares outstanding	71,261	71,471	71,654	71,076
Dilutive effect of stock options and restricted stock	1,530	1,490	1,602	1,511
Shares — diluted	72,791	72,961	73,256	72,587

Diluted EPS	$0.22	$0.21	$0.49	$0.47

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 26 week periods ended June 28, 2011.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 28, 2011	December 28, 2010

Interest rate swaps	2	$(3,288)	$(2,178)
Deferred compensation plan - assets	1	6,645	5,475
Deferred compensation plan - liabilities	1	(6,613)	(5,469)

Total		$(3,256)	$(2,172)

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

The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	June 28, 2011	December 28, 2010

Long-lived assets held for sale	2	$1,598	$1,598
Long-lived assets held for use	2	1,067	1,117
Goodwill	3	1,830	1,830

Total		$4,495	$4,545

Long-lived assets held for sale include land and building and are valued using Level 2 inputs, primarily an independent third party appraisal.  These assets are included in Property and equipment in our condensed consolidated balance sheets as we do not expect to sell these assets in the next 12 months.  Costs to market and/or sell the assets are factored into the estimates of fair value.

Long-lived assets held for use include building, equipment and furniture and fixtures and are valued using Level 2 inputs, primarily independent third party appraisals.  These assets are included in Property and equipment in our condensed consolidated balance sheets.

Goodwill in the table above relates to three underperforming restaurants in which the carrying value of the associated goodwill was reduced to fair value, based on their historical results and anticipated future trends of operations.

At June 28, 2011 and December 28, 2010, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt are as follows:

	June 28, 2011		December 28, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$1,774	$2,186	$1,865	$2,324
Revolver	50,000	50,000	50,000	50,000

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

For the 13 weeks ended June 28, 2011, we made no repurchases of our common stock.  For the 26 weeks ended June 28, 2011, we paid approximately $25.3 million to repurchase 1,500,000 shares of our common stock.  These shares were retired in the second quarter of 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder and chairman, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 28, 2011, there were 350 restaurants operating in 46 states, including:

• 279 “company restaurants,” of which 268 were wholly-owned and 11 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income.

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

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 28, 2011 and June 29, 2010 are referred to as Q2 2011 and Q2 2010, respectively, and the 26 weeks ended June 28, 2011 and June 29, 2010 are referred to as 2011 YTD and 2010 YTD.

Long-term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

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

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement on April 26, 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next ten years, the first of which is expected to open in August 2011.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for the minority ownership in three non-Texas Roadhouse restaurants, one of which opened in Q2 2011.  We may also look to acquire franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 279 restaurants we owned and operated at June 28, 2011, 276 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek.  All of our planned restaurant growth in 2011 will be Texas Roadhouse restaurants.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management. In Q2 2011, our average unit volumes and comparable restaurant sales increased 4.6% and 4.4%, respectively.  In 2011 YTD, our average unit volumes and comparable restaurant sales increased 4.8% and 4.5%, respectively.  The growth in these measures was primarily due to higher guest traffic counts, which we believe is due to our continued focus on encouraging repeat visits by our guests by not sacrificing any operational standards relating to our quality of food and service, along with an improvement in the overall economy.  We also continue to drive various localized marketing programs in order to attract new guests and increase the frequency of visits of our existing guests.  Additionally, we have been conservative with menu price increases.  While this may create a challenge in terms of maintaining and/or increasing restaurant margins in any given year, depending on the level of inflation we experience, we believe that it is important to remain conservative with menu price increases for the long term success of the business.

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

Returning Capital to Shareholders.  We continue to look at opportunities to return capital to our shareholders, including through repurchases of common stock and payment of dividends.  On February 17, 2011, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $50.0 million of our common stock.  Any repurchases will be made through open market transactions.  As of June 28, 2011, $24.8 million remains authorized for repurchase.

On May 19, 2011, our Board of Directors authorized the payment of our second quarterly cash dividend of $0.08 per share of common stock.  This payment was distributed on July 1, 2011, to shareholders of record at the close of business on June 15, 2011.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

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

Equity Income from Unconsolidated Affiliates.   As of June 28, 2011 and June 29, 2010, we owned a 5.0% to 10.0% equity interest in 21 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at June 28, 2011 and June 29, 2010 included 11 majority-owned restaurants, all of which were open.

Managing Partners and Market Partners.  Managing partners are single unit operators who have primary responsibility for the day-to-day operations of the entire restaurant and are responsible for maintaining the standards of quality and performance we establish.  Market partners, generally, have supervisory responsibilities for up to 10 to 13 restaurants.  In addition to supervising the operations of our restaurants, they are also responsible for the hiring and development of each restaurant’s management team and assist in the new restaurant site selection process.

 Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 28, 2011		June 29, 2010		June 28, 2011		June 29, 2010
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	277,089	99.1	252,835	99.1	558,409	99.1	510,177	99.1
Franchise royalties and fees	2,483	0.9	2,327	0.9	4,948	0.9	4,609	0.9

Total revenue	279,572	100.0	255,162	100.0	563,357	100.0	514,786	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	92,266	33.3	82,660	32.7	185,807	33.3	165,459	32.4
Labor	82,912	29.9	74,497	29.5	165,632	29.7	149,406	29.3
Rent	5,700	2.1	5,287	2.1	11,357	2.0	10,557	2.1
Other operating	45,938	16.6	42,767	16.9	91,219	16.3	85,365	16.7
(As a percentage of total revenue)
Pre-opening	2,196	0.8	1,307	0.5	4,086	0.7	2,412	0.5
Depreciation and amortization	10,553	3.8	10,262	4.0	21,153	3.8	20,599	4.0
Impairment and closure	20	NM	100	NM	46	NM	258	NM
General and administrative	16,239	5.8	14,953	5.9	30,100	5.3	27,295	5.3

Total costs and expenses	255,824	91.5	231,833	90.9	509,400	90.4	461,351	89.6
Income from operations	23,748	8.5	23,329	9.1	53,957	9.6	53,435	10.4
Interest expense, net	542	0.2	704	0.3	1,107	0.2	1,434	0.3
Equity income from investments in unconsolidated affiliates	(97)	NM	(92)	NM	(200)	NM	(200)	NM

Income before taxes	23,303	8.3	22,717	8.9	53,050	9.4	52,201	10.1
Provision for income taxes	6,604	2.3	7,049	2.8	15,876	2.8	16,655	3.2
Net income including noncontrolling interests	16,699	6.0	15,668	6.1	37,174	6.6	35,546	6.9
Net income attributable to noncontrolling interests	623	0.2	632	0.2	1,305	0.2	1,269	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	16,076	5.8	15,036	5.9	35,869	6.4	34,277	6.7

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 28, 2010	274	71	345
Openings	5	—	5
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at June 28, 2011	279	71	350

Q2 2011 (13 weeks) Compared to Q2 2010 (13 weeks) and 2011 YTD (26 weeks) Compared to 2010 YTD (26 weeks)

Restaurant Sales.   Restaurant sales increased by 9.6% in Q2 2011 as compared to Q2 2010 and 9.5% in 2011 YTD compared to 2010 YTD.  These increases were primarily attributable to the opening of new restaurants and an increase in average unit volumes and comparable restaurant sales.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q2 2011	Q2 2010	2011 YTD	2010 YTD

Increase in store weeks	5.1%	3.6%	4.8%	4.3%
Increase in average unit volumes	4.6%	1.4%	4.8%	0.6%
Other (1)	(0.1)%	0.2%	(0.1)%	0.4%
Total increase in restaurant sales	9.6%	5.2%	9.5%	5.3%

Store weeks	3,607	3,432	7,175	6,844
Comparable restaurant sales growth	4.4%	1.4%	4.5%	0.9%
Average unit volume (in thousands)	$995	$952	$2,017	$1,925

(1)          Includes the impact of the year-over-year change in sales volume of restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed during the period.

The increases in store weeks for the periods presented above are attributable to the opening of new restaurants.  Company restaurant count activity is shown in the restaurant unit activity table above.

The increases in average unit volumes for Q2 2011 compared to Q2 2010 and 2011 YTD compared to 2010 YTD were primarily driven by a combination of positive comparable restaurant sales and higher year-over-year sales at newer restaurants.  For Q2 2011 and Q2 2010, comparable restaurant sales increased 4.4% and 1.4%, respectively.  The increase in Q2 2011 was generated primarily by an increase in guest traffic counts, along with an increase in our per person average check.  The increase in Q2 2010 was generated primarily by an increase in guest traffic counts, partially offset by a slight decrease in our per person average check.

While we did not take any pricing increases in 2010 due to the favorable commodities environment, we did take a menu price increase averaging just over 1% during Q1 2011 as a result of expected inflationary pressures, primarily commodities.  In the past, our per person average check has not increased in line with menu price increases as some guests were purchasing fewer alcoholic beverages and/or shifting their selections to lower priced menu items.  However, during Q2 2011, our per person average check increased in line with our current menu price increase.  For the remainder of 2011, we expect our per person average check to increase  an additional 1.0% primarily due to a menu price increase of approximately 1.0% taken during the third quarter of 2011.

In 2011, we plan to open 20 company restaurants, five of which opened in 2011 YTD.  We have either begun construction or have sites under contract for purchase or lease for the 15 remaining restaurants.  We may evaluate additional opportunities for international development and possibly acquiring additional franchise restaurants in 2011.  Additionally, we are preparing to open at least 25 restaurants in 2012.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.2 million, or by 6.7% in Q2 2011 from Q2 2010 and by $0.3 million, or by 7.4% in 2011 YTD from 2010 YTD.  These increases were primarily attributable to an increase in average unit volumes, increasing royalty rates in conjunction with the renewal of certain franchise agreements, and the opening of a new restaurant in Q2 2010.  Franchise comparable restaurant sales increased 3.6% and 3.8% in Q2 2011 and 2011 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, increased to 33.3% in Q2 2011 and 2011 YTD from 32.7% in Q2 2010 and 32.4% in 2010 YTD.  These increases were primarily attributable to commodity inflation of just under 3.0% for both the quarter and year to date.  Inflation has been driven by higher food costs on items such as pork, chicken and beef, as well as higher costs for dairy and produce items, specifically cheese and potatoes.  For the remainder of 2011, we have fixed price contracts, which include some floor and ceiling pricing, for 65%-70% of our overall food costs with the remainder subject to fluctuating market prices.  We expect commodity cost inflation of approximately 4.0% for full year 2011.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.9% in Q2 2011 from 29.5% in Q2 2010 and increased to 29.7% in 2011 YTD from 29.3% in 2010 YTD.  These increases were primarily attributable to increased payroll tax expense, the impact of labor efficiencies associated with newer restaurants and higher costs associated with our continued investment in various service and training initiatives.  In 2011 YTD, we also experienced higher costs associated with group health and workers’ compensation insurance and slightly higher hourly turnover as compared to 2010 YTD.  These increases were partially offset by an increase in average unit volumes.

The increased payroll tax expense was primarily due to the benefit we obtained in 2010 from exemptions under the Hiring Incentives to Restore Employment (HIRE) Act, which was recorded as a reduction in payroll tax expense.  For 2011, the exemptions under the HIRE Act were replaced by a tax credit which results in a reduction in income tax expense rather than payroll tax expense.  For Q2 2011, the net impact of this change year-over-year was an increase in payroll expense of $0.5 million.  For the remainder of 2011, we expect payroll expense to be negatively impacted by $1.6 million as the on-going benefit from the HIRE Act will be reflected in a lower income tax rate.

Increased development over the last nine months compared to the prior year has negatively impacted certain restaurant-related costs and expenses, including labor expense, as a percentage of restaurant sales.  Typically new restaurants open with an initial start-up period of higher than normalized sales volumes and higher than normalized labor costs.  These tend to normalize approximately three to six months after opening.  Along with increased development, we have increased the amount of time spent on training in our new restaurants after opening, which leads to higher labor costs.  We expect this negative impact to the restaurant labor cost percentage to continue as we continue to target more openings in 2011 than 2010.

In Q2 2011 and 2011 YTD, we experienced an increase in total labor hours, which we attribute to our increased focus on several service and training initiatives, such as our local store marketing program, and our kitchen and service training programs.  We expect to continue to see an increase in overall labor costs from these initiatives throughout the remainder of 2011 as we maintain our focus on service and prepare for increased growth in 2012.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, remained the same in Q2 2011 compared to Q2 2010 at 2.1% and remained relatively unchanged in 2011 YTD at 2.0% compared to 2.1% in 2010 YTD.  The benefit from an increase in average unit volumes was offset by the impact of leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses.  Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.6% in Q2 2011 from 16.9% in Q2 2010 and decreased to 16.3% in 2011 YTD from 16.7% in 2010 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower costs associated with general liability insurance due to a decrease in claims handling fees.  In addition, utility costs were lower in 2011 YTD compared to 2010 YTD primarily due to lower natural gas prices.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $2.2 million in Q2 2011 from $1.3 million in Q2 2010 and $4.1 million in 2011 YTD from $2.4 million 2010 YTD.  These increases were primarily attributable to more restaurants in the development pipeline during Q2 2011 as compared to Q2 2010, primarily driven by our plan to open approximately 20 company restaurants in 2011 as compared to 14 company restaurants in 2010 and our plans to open at least 25 restaurants in 2012.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.  Based on our increased restaurant development plans in 2011 and 2012, we expect pre-opening expenses to be higher in 2011.

Depreciation and Amortization Expense (“D&A”).   D&A, as a percentage of total revenue, decreased to 3.8% in both Q2 2011 and 2011 YTD from 4.0% in both Q2 2010 and 2010 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower depreciation expense on older restaurants, partially offset by higher depreciation expense, as a percentage of revenue, on newer restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses decreased to $20,000 in Q2 2011 compared to $100,000 in Q2 2010 and decreased to $46,000 in 2011 YTD compared to approximately $300,000 in 2010 YTD.  The costs in Q2 2011 and 2011 YTD are primarily attributable to various restaurant closures in prior fiscal years.  The activity in Q2 2010 and 2010 YTD included costs related to various restaurant closures and impairment expense related to the write-down of equipment associated with one restaurant, which was closed in Q2 2010.

General and Administrative Expenses (“G&A”).  G&A, as a percentage of total revenue, decreased to 5.8% in Q2 2011 from 5.9% in Q2 2010 and remained unchanged at 5.3% in 2011 YTD and 2010 YTD.  The decrease in Q2 2011 was primarily attributable to an increase in average unit volumes, lower performance-based bonus expense as a result of below plan profitability and lower costs related to our annual managing partner conference in Q2 2011.  These decreases were partially offset by higher share-based compensation in Q2 2011.  In Q2 2011 and 2011 YTD, we incurred costs of $2.8 million and $3.1 million, respectively, related to our annual managing partner conference.  Share-based compensation was higher in 2011 YTD due to a one-time charge of $0.5 million related to restricted stock units granted in 2010.  In addition, we incurred additional share-based compensation costs as a result of a grant of restricted stock units on January 8, 2011 in conjunction with the extension of certain executive employment contracts at the beginning of 2010.  We expect share-based compensation costs to be approximately $1.7 million higher in 2011 as a result of this grant.

Interest Expense, Net.   Interest expense decreased to $0.5 million in Q2 2011 from $0.7 million in Q2 2010 and decreased to $1.1 million in 2011 YTD from $1.4 million in 2010 YTD.  These decreases were primarily attributable to the decrease in outstanding borrowings under our credit facility and lower interest rates.

Income Tax Expense.  We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”).  Our effective tax rate decreased to 29.1% in Q2 2011 from 31.9% in Q2 2010 and decreased to 30.7% in 2011 YTD from 32.7% in 2010 YTD.  The decreases in Q2 2011 and 2011 YTD were primarily attributable to HIRE Act tax credits and higher FICA tip tax credits as a percentage of pre-tax income. The HIRE Act tax credit is a 2011 federal tax credit enacted to encourage the retention of new hires for 52 weeks.  The credit is only available for eligible new employees hired between February 4, 2010 and December 31, 2010 that remain employed for 52 consecutive weeks.

We expect the tax rate to be approximately 30.7% for fiscal 2011.  This is lower than our previous estimate of 32.0% for fiscal 2011 primarily due to an increase in the expected HIRE Act tax credit for 2011, an increase in expected FICA tip tax credits, as a percent of net income, and a decrease in the non-deductibility of officer’s compensation as a result of lower performance-based compensation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
	June 28, 2011	June 29, 2010

Net cash provided by operating activities	$56,351	$48,328
Net cash used in investing activities	(29,018)	(17,916)
Net cash used in financing activities	(30,172)	(17,035)

Net (decrease) increase in cash and cash equivalents	$(2,839)	$13,377

Net cash provided by operating activities was $56.4 million in 2011 YTD compared to $48.3 million in 2010 YTD.  This increase was primarily due to changes in working capital, along with increases in share-based compensation and net income.

Our operations have not required significant working capital and, while we currently have positive working capital, we have been able to operate with negative working capital in the past.  Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $29.0 million in 2011 YTD compared to $17.9 million in 2010 YTD.  This increase was primarily due to spending on capital expenditures as a result of more restaurant openings in 2011 and 2012.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 28, 2011, 117 of the 279 company restaurants had been developed on land which we owned.

The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants:

(in 000’s)	2011 YTD	2010 YTD
New company restaurants	$21,396	$10,994
Refurbishment of existing restaurants (1)	7,697	6,973
Total capital expenditures	$29,093	$17,967

Restaurant-related repairs and maintenance expense (2)	$5,927	$5,797

(1) Includes minimal capital expenditures related to support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2011, we expect our capital expenditures to be approximately $65.0 to $70.0 million, the majority of which will relate to planned restaurant openings.  This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility.  For 2011, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to increase our cash balance, repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our credit facility.

Net cash used in financing activities was $30.2 million in 2011 YTD as compared to $17.0 million in 2010 YTD.  This increase was primarily due to the repurchase of shares of common stock in 2011 YTD, the payment of dividends in 2011 YTD and a decrease in the proceeds from the exercise of stock options, partially offset by lower payments on borrowings under our credit facility.

On February 17, 2011, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $50 million of our common stock.  Any repurchases will be made through open market transactions.  The timing and the amount of any repurchases will be determined by the Company’s management under parameters established by the Board of Directors, based on its evaluation of the Company’s stock price, market conditions and other corporate considerations.  For the 26 weeks ended June 28, 2011, we paid approximately $25.3 million to repurchase 1,500,000 shares of our common stock.

We paid cash dividends of $5.7 million in Q2 2011.  On May 19, 2011, our Board of Directors authorized the payment of a cash dividend of $0.08 per share of common stock.  This payment was distributed on July 1, 2011 to shareholders of record at the close of business on June 15, 2011.  The declared dividends are included as a liability on our condensed consolidated balance sheet as of June 28, 2011.

In 2011 YTD, we paid distributions of $1.2 million to equity holders of 11 of our majority-owned company restaurants.  In 2010 YTD, we paid distributions of $1.2 million to equity holders of 10 of our majority-owned company restaurants.

We have a $250.0 million five-year revolving credit facility with a syndicate of commercial lenders led by Bank of America, N.A., Banc of America Securities LLC and PNC Bank.  The facility expires on May 31, 2012.  The terms of the facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 0.875%, depending on our leverage ratio, or the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal funds rate plus 0.50%.  We are also required to pay a commitment fee of 0.10% to 0.175% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at both June 28, 2011 and December 28, 2010 was 3.59%, including interest rate swaps

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 28, 2011.

At June 28, 2011, we had $50.0 million of outstanding borrowings under our credit facility and $196.2 million of availability net of $3.8 million of outstanding letters of credit.  In addition, we had various other notes payable totaling $1.8 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at June 28, 2011 was 3.82%, including interest rate swaps.

As part of replacing our existing credit facility, which expires on May 31, 2012, we have signed a commitment letter which details the terms of the new facility.  We expect to finalize the new credit facility in the third quarter of 2011.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 28, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,773	$195	$458	$497	$50,623
Capital lease obligations	273	94	179	—	—
Interest (1)	11,390	1,994	3,890	3,767	1,739
Operating lease obligations	195,478	21,749	42,816	37,463	93,450
Capital obligations	72,731	72,731	—	—	—
Total contractual obligations	$331,645	$96,763	$47,343	$41,727	$145,812

(1)          Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of June 28, 2011 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at June 28, 2011 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.50% margin, which was in effect as of June 28, 2011.

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

Comprehensive Income

(ASU 2011-05)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  ASU 2011-05 is effective for annual and interim reporting periods beginning after December 15, 2011 (our 2012 fiscal year).  The adoption of ASU 2011-05 will have no impact on our consolidated financial position, results of operations or cash flows, though it will change our financial statement presentation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Base Rate, which is the higher of the issuing bank’s prime lending rate or the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.  At June 28, 2011 there was $50.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR.  Our various other notes payable totaled $1.8 million at June 28, 2011 and had fixed rates ranging from 10.46% to 10.80%.  Should interest rates on our variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

On January 19, 2011, a civil case styled as a class action complaint titled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse (“Crenshaw”), Superior Court Civil Action Number 11-0157, was filed against us in Middlesex County, Massachusetts. The complaint was subsequently amended to add additional plaintiffs, all of whom have alleged a failure to comply with Massachusetts labor laws, specifically that we improperly shared pooled tips with ineligible employees.  The complaint alleges violations in all of our restaurants in Massachusetts. Currently, we operate nine restaurants in the state.  We have removed the case to federal court, filed an answer denying all material allegations and are in the early phases of discovery.

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

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended June 28, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 to April 26	—	—	—	$24,760,548
April 27 to May 24	—	—	—	$24,760,548
May 25 to June 28	—	—	—	$24,760,548
Total	—		—

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
101

The following financial statements from the Texas Roadhouse, Inc. Quarterly Report on Form 10-Q for the quarter ended June 28, 2011, filed August 5, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 5, 2011	By:	/s/ G.J. Hart
G.J. Hart
President, Chief Executive Officer
(principal executive officer)

Date: August 5, 2011	By:	/s/ Scott M. Colosi
Scott M. Colosi
Chief Financial Officer
(principal financial officer)
(chief accounting officer)