Form 10-Q
period 2011-09-27
Texas Roadhouse, Inc.
filed 2011-11-04
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2011

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

The number of shares of common stock outstanding were 69,066,286 on October 26, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 27, 2011	December 28, 2010
Assets
Current assets:
Cash and cash equivalents	$55,673	$82,215
Receivables, net of allowance for doubtful accounts of $44 at September 27, 2011 and $222 at December 28, 2010	12,187	12,563
Inventories, net	8,678	9,197
Prepaid income taxes	—	375
Prepaid expenses	4,534	7,204
Deferred tax assets	3,217	2,368
Total current assets	84,289	113,922
Property and equipment, net	479,167	458,983
Goodwill	111,785	111,785
Intangible assets, net	9,311	10,118
Other assets	11,431	7,993
Total assets	$695,983	$702,801

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$296	$274
Accounts payable	26,136	26,864
Deferred revenue — gift cards/certificates	15,850	39,165
Accrued wages	22,707	21,050
Income tax payable	1,208	—
Accrued taxes and licenses	12,707	12,318
Dividends payable	5,613	—
Other accrued liabilities	16,371	12,387
Total current liabilities	100,888	112,058
Long-term debt and obligations under capital leases, excluding current maturities	51,681	51,906
Stock option and other deposits	4,378	4,052
Deferred rent	16,342	14,457
Deferred tax liabilities	7,817	8,444
Fair value of derivative financial instruments	4,571	2,178
Other liabilities	11,338	10,324
Total liabilities	197,015	203,419
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 70,012,385 and 72,222,991 shares issued and outstanding at September 27, 2011 and December 28, 2010, respectively)	70	72
Additional paid in capital	216,146	250,874
Retained earnings	281,663	247,008
Accumulated other comprehensive loss	(2,807)	(1,338)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	495,072	496,616
Noncontrolling interests	3,896	2,766
Total equity	498,968	499,382
Total liabilities and equity	$695,983	$702,801

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Revenue:
Restaurant sales	$266,874	$243,405	$825,283	$753,582
Franchise royalties and fees	2,379	2,208	7,327	6,817

Total revenue	269,253	245,613	832,610	760,399

Costs and expenses:
Restaurant operating costs:
Cost of sales	88,944	79,101	274,751	244,560
Labor	78,919	71,835	244,551	221,241
Rent	5,796	5,329	17,153	15,886
Other operating	45,112	43,476	136,331	128,841
Pre-opening	3,327	2,150	7,413	4,562
Depreciation and amortization	10,571	10,262	31,724	30,861
Impairment and closures	13	44	59	302
General and administrative	13,499	11,968	43,599	39,263

Total costs and expenses	246,181	224,165	755,581	685,516

Income from operations	23,072	21,448	77,029	74,883

Interest expense, net	669	644	1,776	2,078
Equity income from investments in unconsolidated affiliates	(71)	(155)	(271)	(355)

Income before taxes	22,474	20,959	75,524	73,160
Provision for income taxes	6,058	6,478	21,934	23,133
Net income including noncontrolling interests	$16,416	$14,481	$53,590	$50,027
Less: Net income attributable to noncontrolling interests	618	529	1,923	1,798

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$15,798	$13,952	$51,667	$48,229

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.22	$0.19	$0.72	$0.68

Diluted	$0.22	$0.19	$0.71	$0.66

Weighted-average shares outstanding:
Basic	70,800	71,660	71,370	71,273

Diluted	72,186	73,002	72,903	72,727

Cash dividends declared per share	$0.08	$—	$0.24	$—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 28, 2010	72,222,991	$72	$250,874	$247,008	$(1,338)	$496,616	$2,766	$499,382

Comprehensive income:
Unrealized loss on derivatives, net of tax of $0.9 million	—	—	—	—	(1,469)	(1,469)	—	(1,469)
Net income	—	—	—	51,667	—	51,667	1,923	53,590

Total comprehensive income						50,198	1,923	52,121

Distributions to noncontrolling interests	—	—	—	—	—	—	(1,756)	(1,756)
Minority interest contribution	—	—	—	—	—	—	963	963
Minority interest liquidation adjustments	—	—	(29)	—	—	(29)	—	(29)
Dividends paid ($0.16 per share)	—	—	—	(11,399)	—	(11,399)	—	(11,399)
Dividends declared ($0.08 per share)	—	—	—	(5,613)	—	(5,613)	—	(5,613)
Shares issued under stock option plan including tax effects	412,502	1	6,486	—	—	6,487	—	6,487
Repurchase of shares of common stock	(3,003,400)	(3)	(46,445)	—	—	(46,448)	—	(46,448)
Settlement of restricted stock units, net of tax	380,292	—	(2,891)	—	—	(2,891)	—	(2,891)
Share-based compensation	—	—	8,151	—	—	8,151	—	8,151

Balance, September 27, 2011	70,012,385	$70	$216,146	$281,663	$(2,807)	$495,072	$3,896	$498,968

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 27, 2011	September 28, 2010
Cash flows from operating activities:
Net income including noncontrolling interests	$53,590	$50,027
Depreciation and amortization	31,724	30,861
Deferred income taxes	(553)	1,109
Loss on disposition of assets	1,530	1,036
Impairment and closures	—	141
Equity income from investments in unconsolidated affiliates	(271)	(355)
Distributions received from investments in unconsolidated affiliates	261	299
Provision for doubtful accounts	178	(656)
Share-based compensation expense	8,151	5,705
Changes in operating working capital:
Receivables	198	941
Inventories	519	455
Prepaid expenses and other current assets	2,670	1,042
Other assets	(3,457)	(760)
Accounts payable	(728)	(3,285)
Deferred revenue — gift cards/certificates	(23,315)	(19,832)
Accrued wages	1,657	478
Excess tax benefits from share-based compensation	(1,994)	(2,326)
Prepaid income taxes and income taxes payable	3,577	976
Accrued taxes and licenses	389	3,619
Other accrued liabilities	3,984	1,011
Deferred rent	1,885	1,745
Other liabilities	1,014	2,071

Net cash provided by operating activities	$81,009	$74,302

Cash flows from investing activities:
Capital expenditures — property and equipment	(51,839)	(31,598)
Proceeds from sale of property and equipment, including insurance proceeds	171	175

Net cash used in investing activities	$(51,668)	$(31,423)

Cash flows from financing activities:
Repayments of revolving credit facility, net	—	(39,000)
Investments in unconsolidated affiliates	—	(28)
Distributions to noncontrolling interest holders	(1,756)	(1,674)
Excess tax benefits from share-based compensation	1,994	2,326
Repayments of stock option and other deposits	(911)	(694)
Proceeds from stock option and other deposits	1,237	947
Repurchase shares of common stock	(46,445)	—
Settlement of restricted stock units, net of tax	(2,891)	(2,229)
Principal payments on long-term debt and capital lease obligations	(203)	(182)
Proceeds from exercise of stock options	4,491	6,222
Dividends paid to stockholders	(11,399)	—

Net cash used in financing activities	$(55,883)	$(34,312)

Net (decrease)increase in cash and cash equivalents	(26,542)	8,567
Cash and cash equivalents — beginning of period	82,215	46,858
Cash and cash equivalents — end of period	$55,673	$55,425

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,718	$2,035
Income taxes, net of refunds	$18,908	$21,048

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

1)             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”, “we” and/or “our”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest, as of and for the 13 and 39 weeks ended September 27, 2011 and September 28, 2010.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corp. (“Management Corp.”) and Aspen Creek, LLC (“Aspen Creek”).  We and our subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings, Aspen Creek and certain other license and franchise restaurants.  All material balances and transactions between the consolidated entities have been eliminated.

As of September 27, 2011 and September 28, 2010, we owned 5.0% to 10.0% equity interest in 22 and 21franchise restaurants, respectively.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investment in these unconsolidated affiliates is included in Other assets in our condensed consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates on our condensed consolidated statements of income under Equity income from investments in unconsolidated affiliates.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 39 weeks ended September 27, 2011 are not necessarily indicative of the results that may be expected for the year ending December 27, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2010.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010

Labor expense	$1,000	$876	$2,934	$2,479
General and administrative expense	1,418	1,093	5,217	3,226
Total share-based compensation expense	$2,418	$1,969	$8,151	$5,705

A summary of share-based compensation activity by type of grant as of September 27, 2011 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 28, 2010	3,996,512	$11.87
Granted	—	—
Forfeited	(17,714)	15.50
Exercised	(412,502)	10.89
Outstanding at September 27, 2011	3,566,296	$11.96	3.89	$9,896

Exercisable at September 27, 2011	3,510,267	$11.94	3.85	$9,828

No stock options were granted during the 39 weeks ended September 27, 2011.

The total intrinsic value of options exercised during the 13 weeks ended September 27, 2011 and September 28, 2010 was $0.4 million and $0.6 million, respectively.  The total intrinsic value of options exercised during the 39 weeks ended September 27, 2011 and September 28, 2010 was $2.6 million and $7.2 million, respectively.  As of September 27, 2011, with respect to unvested stock options, there was an immaterial amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of less than a year.  The total grant date fair value of stock options vested for both 13 week periods ended September 27, 2011 and September 28, 2010 was $0.1 million.  The total grant date fair value of stock options vested for the 39 week periods ended September 27, 2011 and September 28, 2010 was $0.5 million and $1.1 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 28, 2010	1,205,410	$11.71
Granted	676,852	16.55
Forfeited	(140,859)	16.39
Vested	(557,677)	11.86
Outstanding at September 27, 2011	1,183,726	$13.67

As of September 27, 2011, with respect to unvested RSUs, there was $8.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.4 years.  The vesting terms of the RSUs range from 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 week periods ended September 27, 2011 and September 28, 2010 was $1.9 million and $1.2 million, respectively.  The total grant date fair value of RSUs vested for the 39 week periods ended September 27, 2011 and September 27, 2010 was $7.4 million and $5.4 million, respectively.

(3)         Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	September 27, 2011	December 28, 2010
Installment loans, due 2011 — 2020	$1,727	$1,865
Obligations under capital leases	250	315
Revolver	50,000	50,000
	51,977	52,180
Less current maturities	296	274
	$51,681	$51,906

The weighted-average interest rate for installment loans outstanding at September 27, 2011 and December 28, 2010 was 10.57% and 10.58%, respectively.  The debt is secured by certain land and buildings.

On August 12, 2011, we entered into a new $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, National Association, and Wells Fargo, National Association.  This facility replaces our previous five-year revolving credit facility.  The new facility expires on August 11, 2016.  The terms of the facility require us to pay interest on outstanding borrowings at London Interbank Offered Rate (“ LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at both September 27, 2011 and December 28, 2010 was 4.09% and 3.59%, respectively, including interest rate swaps.  At September 27, 2011, we had $50.0 million outstanding under the credit facility and $146.2 million of availability, net of $3.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 27, 2011.

(4)         Derivative and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”).  We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates.  By using these instruments, we expose ourselves, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swaps is JPMorgan Chase Bank, N.A.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or the market price of our common stock.  We minimize market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

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

We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income.  We will reclassify any gain or loss from accumulated other comprehensive income (“AOCI”), net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income when the interest rate swap expires or at the time we choose to terminate the swap.  See note 9 for fair value discussion of these interest rate swaps.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance	Derivative Assets		Derivative Liabilities
	Sheet Location	September 27, 2011	December 28, 2010	September 27, 2011	December 28, 2010

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$4,571	$2,178

Total Derivative Contracts		$—	$—	$4,571	$2,178

(1)                             Derivative assets and liabilities are included in fair value of derivative financial instruments on the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the 39 weeks ended September 27, 2011 and September 28, 2010:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective	Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2011	2010	to Income	2011	2010	portion)	2011	2010
Interest rate swaps	$1,469	$(2,700)	—	$—	$—	—	$—	$—

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

Goodwill

(ASU 2011-08)

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, Testing Goodwill for Impairment.  ASU 2011-08 permits companies to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the two-step goodwill impairment test model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not less than its carrying value, the two-step impairment test would still be required.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011 (our 2012 fiscal year) with early adoption permitted.  The adoption of ASU 2011-08 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

(6)         Commitments and Contingencies

The estimated cost of completing capital project commitments at September 27, 2011 and December 28, 2010 was approximately $77.6 million and $52.8 million, respectively.

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

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit titled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that we engaged in a pattern and practice of age discrimination in hiring for certain restaurant positions in violation of the Age Discrimination in Employment Act.  The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions,  payment of damages to the applicants and costs.  We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them. Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

On January 19, 2011, a civil case styled as a class action complaint titled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse (“Crenshaw”) was filed.  The complaint was subsequently amended to add additional plaintiffs. The complaint is pending in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-10549. The complaint alleges a failure to comply with Massachusetts labor laws, specifically that we improperly shared pooled tips with ineligible employees in all of our restaurants in Massachusetts. Currently, we operate nine restaurants in the state. We have filed an answer denying all material allegations and are in the early phases of discovery.

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

(7)         Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $55,000 for each of the 13 week periods ending September 27, 2011 and September 28, 2010.  For each of the 39 week periods ended September 27, 2011 and September 28, 2010, rent payments were $0.2 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $50,000 for each of the 13 week periods ended September 27, 2011 and

September 28, 2010.  For each of the 39 week periods ended September 27, 2011 and September 28, 2010, rent payments were $0.1 million.

We have 15 franchise and license restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders at September 27, 2011 and September 28, 2010. These entities paid us fees of approximately $0.5 million during both of the 13 week periods ended September 27, 2011 and September 28, 2010, respectively.  For both of the 39 week periods ended September 27, 2011 and September 28, 2010, these entities paid us fees of $1.6 million.  As disclosed in note 6, we are contingently liable on leases which are related to three of these restaurants.

On August 17, 2011, we entered into an agreement with G.J. Hart, our former President and Chief Executive Officer, whereby Mr. Hart will provide consulting services to us from August 17, 2011 through January 2, 2012.  In consideration of the services to be performed by Mr. Hart, our Board of Directors accelerated the vesting of a grant of 60,000 restricted stock units from January 7, 2012 to January 2, 2012.  The agreement also provides for partial payment of health insurance premiums through December 31, 2011.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010

Options	842,303	2,175,208	309,254	2,188,869
Nonvested stock	—	7,957	47	1,713

Total	842,303	2,183,165	309,301	2,190,582

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$15,798	$13,952	$51,667	$48,229

Basic EPS:
Weighted-average common shares outstanding	70,800	71,660	71,370	71,273

Basic EPS	$0.22	$0.19	$0.72	$0.68

Diluted EPS:
Weighted-average common shares outstanding	70,800	71,660	71,370	71,273
Dilutive effect of stock options and restricted stock	1,386	1,342	1,533	1,454
Shares — diluted	72,186	73,002	72,903	72,727

Diluted EPS	$0.22	$0.19	$0.71	$0.66

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 39 week periods ended September 27, 2011.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 27, 2011	December 28, 2010

Interest rate swaps	2	$(4,571)	$(2,178)
Deferred compensation plan - assets	1	6,714	5,475
Deferred compensation plan - liabilities	1	(6,679)	(5,469)

Total		$(4,536)	$(2,172)

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

The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	September 27, 2011	December 28, 2010

Long-lived assets held for sale	2	$1,598	$1,598
Long-lived assets held for use	2	1,031	1,117
Goodwill	3	1,830	1,830

Total		$4,459	$4,545

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

At September 27, 2011 and December 28, 2010, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt are as follows:

	September 27, 2011		December 28, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$1,727	$2,115	$1,865	$2,324
Revolver	50,000	50,000	50,000	50,000

(10)  Stock Repurchase Program

On February 17, 2011, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $50.0 million of our common stock. On August 18, 2011, our Board of Directors approved a $50.0 million increase in our stock repurchase program.  Any repurchases will be made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

For the 13 weeks ended September 27, 2011, we paid approximately $21.2 million to repurchase 1,503,400 shares of our common stock.  For the 39 weeks ended September 27, 2011, we paid approximately $46.4 million to repurchase 3,003,400 shares of our common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2010, and in our other Securities and Exchange Commission (“SEC”) filings, discusses some of the important risk factors that may affect our business, results of operations, or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993. Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 27, 2011, there were 356 restaurants operating in 46 states and one foreign country, including:

•      284 “company restaurants,” of which 273 were wholly-owned and 11 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income.

• 72 “franchise restaurants,” of which 69 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 22 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in nine of the 11 majority-owned company restaurants, and (ii) 65 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 27, 2011 and September 28, 2010 are referred to as Q3 2011 and Q3 2010, respectively, and the 39 weeks ended September 27, 2011 and September 28, 2010 are referred to as 2011 YTD and 2010 YTD.

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

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement on April 26, 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next ten years, the first of which opened in August 2011.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for the minority ownership in three non-Texas Roadhouse restaurants, one of which opened in the second quarter of 2011.  We may also look to acquire franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 284 restaurants we owned and operated at September 27, 2011, 281 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek.  All of our planned restaurant growth in 2011 will be Texas Roadhouse restaurants.  We currently plan to open at least 25 restaurants in 2012, all of which will be Texas Roadhouse restaurants.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management. In Q3 2011, our average unit volumes and comparable restaurant sales increased 3.9% and 4.0%, respectively.  In 2011 YTD, our average unit volumes and comparable restaurant sales increased 4.7% and 4.4%, respectively.  The growth in these measures was primarily due to higher guest traffic counts and increases in menu pricing taken throughout 2011.  We believe the increase in guest traffic counts is due to our continued focus on encouraging repeat visits by our guests by not sacrificing any operational standards relating to our quality of food and service.  We also continue to drive various localized marketing programs in order to attract new guests and increase the frequency of visits of our existing guests.  While we have increased menu prices approximately 2% in 2011, we have been conservative with menu price increases in the past.  Although this may create a challenge in terms of maintaining and/or increasing restaurant margins in any given year, depending on the level of inflation we experience, we believe that it is important to remain conservative with menu price increases for the long term success of the business.

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

Returning Capital to Shareholders.  We continue to look at opportunities to return capital to our shareholders, including through repurchases of common stock and payment of dividends.  On February 17, 2011, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $50.0 million of our common stock.  On August 18, 2011, our Board of Directors approved a $50.0 million increase in our stock repurchase program.  Any repurchases will be made through open market transactions.  As of September 27, 2011, $53.6 million remains authorized for repurchase.

On August 18, 2011, our Board of Directors authorized the payment of our third quarterly cash dividend of $0.08 per share of common stock.  This payment was distributed on September 30, 2011, to shareholders of record at the close of business on September 14, 2011.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

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

Other Key Definitions

Restaurant Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company-owned restaurants.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the condensed consolidated statements of income.

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

Restaurant Labor Expenses.   Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managers. These profit sharing expenses are reflected in restaurant other operating expenses.  Restaurant labor expenses also include share-based compensation expense related to restaurant-

level employees.

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

Equity Income from Unconsolidated Affiliates.   As of September 27, 2011 and September 28, 2010, we owned a 5.0% to 10.0% equity interest in 22 franchise restaurants and 21 franchise restaurants, respectively. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at September 27, 2011 and September 28, 2010 included 11 majority-owned restaurants, all of which were open.

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

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 27, 2011		September 28, 2010		September 27, 2011		September 28, 2010
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	266,874	99.1	243,405	99.1	825,283	99.1	753,582	99.1
Franchise royalties and fees	2,379	0.9	2,208	0.9	7,327	0.9	6,817	0.9

Total revenue	269,253	100.0	245,613	100.0	832,610	100.0	760,399	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	88,944	33.3	79,101	32.5	274,751	33.3	244,560	32.5
Labor	78,919	29.6	71,835	29.5	244,551	29.6	221,241	29.4
Rent	5,796	2.2	5,329	2.2	17,153	2.1	15,886	2.1
Other operating	45,112	16.9	43,476	17.9	136,331	16.5	128,841	17.1
(As a percentage of total revenue)
Pre-opening	3,327	1.2	2,150	0.9	7,413	0.9	4,562	0.6
Depreciation and amortization	10,571	3.9	10,262	4.2	31,724	3.8	30,861	4.1
Impairment and closure	13	NM	44	NM	59	NM	302	NM
General and administrative	13,499	5.0	11,968	4.9	43,599	5.2	39,263	5.2

Total costs and expenses	246,181	91.4	224,165	91.3	755,581	90.7	685,516	90.2
Income from operations	23,072	8.6	21,448	8.7	77,029	9.3	74,883	9.8
Interest expense, net	669	0.2	644	0.3	1,776	0.2	2,078	0.3
Equity income from investments in unconsolidated affiliates	(71)	NM	(155)	(0.1)	(271)	NM	(355)	NM

Income before taxes	22,474	8.3	20,959	8.5	75,524	9.1	73,160	9.6
Provision for income taxes	6,058	2.2	6,478	2.6	21,934	2.6	23,133	3.0
Net income including noncontrolling interests	16,416	6.1	14,481	5.9	53,590	6.4	50,027	6.6
Net income attributable to noncontrolling interests	618	0.2	529	0.2	1,923	0.2	1,798	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	15,798	5.9	13,952	5.7	51,667	6.2	48,229	6.3

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 28, 2010	274	71	345
Openings	10	1	11
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at September 27, 2011	284	72	356

Q3 2011 (13 weeks) Compared to Q3 2010 (13 weeks) and 2011 YTD (39 weeks) Compared to 2010 YTD (39 weeks)

Restaurant Sales.   Restaurant sales increased by 9.6% in Q3 2011 as compared to Q3 2010 and 9.5% in 2011 YTD compared to 2010 YTD.  These increases were primarily attributable to the opening of new restaurants and an increase in average unit volumes and comparable restaurant sales.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q3 2011	Q3 2010	2011 YTD	2010 YTD

Increase in store weeks	5.6%	3.6%	5.1%	4.1%
Increase in average unit volumes	3.9%	4.6%	4.7%	1.6%
Other (1)	0.1%	0.3%	(0.3)%	0.6%
Total increase in restaurant sales	9.6%	8.5%	9.5%	6.3%

Store weeks	3,643	3,450	10,818	10,294
Comparable restaurant sales growth	4.0%	4.3%	4.4%	2.1%
Average unit volume (in thousands)	$949	$913	$2,970	$2,836

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

The increase in average unit volumes for Q3 2011 compared to Q3 2010 was driven by positive comparable restaurant sales, slightly offset by lower year-over-year sales at newer restaurants.  For Q3 2011 and Q3 2010, comparable restaurant sales increased 4.0% and 4.3%, respectively.  The increase in Q3 2011 was generated by an increase in guest traffic counts and an increase in our per person average check.  The increase in Q3 2010 was generated primarily by an increase in guest traffic counts, partially offset by a slight decrease in our per person average check.  For 2011 YTD and 2010 YTD, comparable restaurant sales increased 4.4% and 2.1%, respectively.  These increases were generated primarily by increases in guest traffic counts.  The increase in 2011 YTD was also impacted by an increase in our per person average check.

While we did not take any pricing increases in 2010 due to the favorable commodities environment, we did take a menu price increase averaging just over 1% during the first quarter of 2011 and an additional 1% increase during Q3 2011.  These menu price increases were taken as a result of expected inflationary pressures, primarily commodities.  The menu price increases we have taken throughout 2011 are driving the increases in our per person average check.

In 2011, we plan to open 20 company restaurants, ten of which opened in 2011 YTD.  We have begun construction for all the remaining restaurants.  Additionally, we currently plan to open at least 25 restaurants in 2012.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.2 million, or by 7.7% in Q3 2011 from Q3 2010 and by $0.5 million, or by 7.5% in 2011 YTD from 2010 YTD.  These increases were primarily attributable to an increase in average unit volumes and increasing royalty rates in conjunction with the renewal of certain franchise agreements.  Franchise comparable restaurant sales increased 3.7% and 3.9% in Q3 2011 and 2011 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, increased to 33.3% in Q3 2011 and 2011 YTD from 32.5% in Q3 2010 and 2010 YTD.  These increases were primarily attributable to commodity inflation of 4.0% to 5.0% and just under 3.0% for the quarter and year to date, respectively.  Inflation has been driven by higher food costs on items such as pork and beef, as well as higher costs for dairy and produce items, specifically cheese and potatoes.  For the remainder of 2011, we have fixed price contracts for 65%-70% of our overall food costs with the remainder subject to fluctuating market prices.  We expect commodity cost inflation of approximately 4.0% for full year 2011. For 2012, we expect commodity cost inflation of approximately 7.0%-9.0% based on our current commodity contract negotiations.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, remained relatively flat at 29.6% in Q3 2011 compared to 29.5% in Q3 2010 and increased to 29.6% in 2011 YTD from 29.4% in 2010 YTD.  For both the quarter and the year, the benefit from an increase in average unit volumes and lower workers’ compensation costs were offset by the impact of higher payroll taxes, labor inefficiencies associated with newer restaurants and higher costs associated with our continued investment in various service and training initiatives.  Workers’ compensation costs were $0.5 million lower in Q3 2011 due to changes in our claims development history based on our actuarial report.

Higher payroll tax expense was primarily due to the benefit we obtained in 2010 from exemptions under the Hiring Incentives to Restore Employment (HIRE) Act, which was recorded as a reduction in payroll tax expense.  For 2011, the exemptions under the HIRE Act were replaced by a tax credit which results in a reduction in income tax expense rather than payroll tax expense.  For Q3 2011, the net impact of this change year-over-year was an increase in payroll expense of $0.6 million.  For the remainder of 2011, we expect payroll expense to be negatively impacted by $1.0 million as the on-going benefit from the HIRE Act will be reflected in a lower income tax rate.  In addition, we have experienced higher state unemployment taxes throughout 2011.

In Q3 2011 and 2011 YTD, we experienced an increase in total labor hours, which we attribute to our increased focus on several service and training initiatives, such as our local store marketing program and our kitchen and service training programs.  Additionally, increased development compared to the prior year has negatively impacted labor expense, as a percentage of sales.  Typically new restaurants open with an initial start-up period of higher than normalized sales volumes and higher than normalized labor costs.  These tend to normalize approximately three to six months after opening.

In 2012, we anticipate our labor costs will be pressured by inflation due to state-mandated increases in minimum and tip wage rates.  At this time, we have approximately 50 restaurants in 6 states which have announced increases in minimum and tip wage rates effective January 1, 2012.  These increases in costs may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, remained the same at 2.2% in Q3 2011 compared to Q3 2010 and 2.1% in 2011 YTD compared to 2010 YTD.  The benefit from an increase in average unit volumes was offset by the impact of leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.9% in Q3 2011 from 17.9% in Q3 2010 and decreased to 16.5% in 2011 YTD from 17.1% in 2010 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower utility, general liability insurance and property tax costs.  Utility costs were lower primarily due to lower electricity and natural gas prices. General liability insurance costs were lower in Q3 2011 as we had additional insurance expense in Q3 2010 of $0.4 million due to changes in our claims development history related to our Q3 2010 actuarial report.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $3.3 million in Q3 2011 from $2.2 million in Q3 2010 and $7.4 million in 2011 YTD from $4.6 million 2010 YTD.  These increases were primarily attributable to opening more restaurants in Q3 2011 as compared to Q3 2010, along with having more restaurants in the development pipeline in Q3 2011.  We plan to open 20 company restaurants in 2011 as compared to 14 company restaurants in 2010 and plan to open at least 25 restaurants in 2012.  While half of our openings in 2011 will be in the fourth quarter of the year, we expect half of the openings in 2012 to be opened during the first half of the year.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.  Based on our increased restaurant development plans, we expect pre-opening expenses to be higher in 2012.

Depreciation and Amortization Expense (“D&A”).   D&A, as a percentage of total revenue, decreased to 3.9% in Q3 2011 from 4.2% in Q3 2010 and to 3.8% in 2011 YTD from 4.1% in 2010 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower depreciation expense on older restaurants, partially offset by higher depreciation expense, as a percentage of revenue, on newer restaurants.

Impairment and Closure Expenses.  Impairment and closure expenses for all periods presented include costs primarily attributable to various restaurant closures in prior fiscal years.  In addition, 2010 YTD includes impairment expenses of $0.1 million related to the write-down of equipment associated with one restaurant, which was closed in the second quarter of 2010.

General and Administrative Expenses (“G&A”).  G&A, as a percentage of total revenue, increased to 5.0% in Q3 2011 from 4.9% in Q3 2010 and remained unchanged at 5.2% in 2011 YTD and 2010 YTD.  For Q3 2011 and 2011 YTD, an increase in average unit volumes and lower performance-based bonus expense as a result of below plan profitability were more than offset by higher costs associated with legal fees, marketing, travel and share-based compensation costs.  In addition, 2011 YTD was impacted by higher costs associated with our annual managing partner conference.

In Q3 2011 and 2011 YTD, share-based compensation costs were higher as a result of a grant of restricted stock units on January 8, 2011 in conjunction with the extension of certain executive employment contracts at the beginning of 2010.  In addition, in the first quarter of 2011, we incurred a one-time charge of $0.5 million related to restricted stock units granted in 2010.  We expect share-based compensation costs to be approximately $0.4 million higher for the remainder of 2011 as a result of these grants.

Interest Expense, Net.   Interest expense remained relatively flat at $0.7 million in Q3 2011 compared to $0.6 million in Q3 2010 and decreased to $1.8 million in 2011 YTD from $2.1 million in 2010 YTD. The decrease in 2011 YTD from 2010 YTD was primarily attributable to the decrease in outstanding borrowings under our credit facility and lower interest rates.

Income Tax Expense.   We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”).  Our effective tax rate decreased to 27.7% in Q3 2011 from 31.7% in Q3 2010 and decreased to 29.8% in 2011 YTD from 32.4% in 2010 YTD. The decreases in Q3 2011 and 2011 YTD were primarily attributable to lower non-deductible officer’s compensation, the benefit of certain incentive stock options exercised during the quarter and higher federal tax credits, including HIRE Act tax credits.  The HIRE Act tax credit is a 2011 federal tax credit enacted to encourage the retention of new hires for 52 weeks.  The credit is only available for eligible new employees hired between February 4, 2010 and December 31, 2010 that remain employed for 52 consecutive weeks.  Prior to 2011, as part of the HIRE Act, we received payroll tax exemptions, which lowered our restaurant labor expenses in 2010.

We expect the tax rate to be approximately 29.8% for fiscal 2011.  For 2012, we expect the tax rate to increase to approximately 32.5% primarily due to lower federal tax credits and an expected increase in non-deductible officer’s compensation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
	September 27, 2011	September 28, 2010

Net cash provided by operating activities	$81,009	$74,302
Net cash used in investing activities	(51,668)	(31,423)
Net cash used in financing activities	(55,883)	(34,312)

Net (decrease) increase in cash and cash equivalents	$(26,542)	$8,567

Net cash provided by operating activities was $81.0 million in 2011 YTD compared to $74.3 million in 2010 YTD.  This increase was primarily due to increases in net income, resulting from opening more restaurants and growing average unit volumes, and share-based compensation, partially offset by changes in working capital.

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

Net cash used in investing activities was $51.7 million in 2011 YTD compared to $31.4 million in 2010 YTD.  This increase was primarily due to spending on capital expenditures as a result of more restaurant openings in 2011 and 2012.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 27, 2011, 118 of the 284 company restaurants had been developed on land which we owned.

The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants:

(in 000’s)	2011 YTD	2010 YTD
New company restaurants	$39,625	$20,591
Refurbishment of existing restaurants (1)	12,214	11,007
Total capital expenditures	$51,839	$31,598

Restaurant-related repairs and maintenance expense (2)	$9,208	$8,827

(1) Includes minimal capital expenditures related to support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2011, we expect our capital expenditures to be approximately $70.0 million, the majority of which will relate to planned restaurant openings.  This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility.  For 2011, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to increase our cash balance, repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our credit facility.

Net cash used in financing activities was $55.9 million in 2011 YTD as compared to $34.3 million in 2010 YTD.  This increase was primarily due to the repurchase of shares of common stock in 2011 YTD and the payment of dividends in 2011 YTD and partially offset by lower payments on borrowings under our credit facility.

On February 17, 2011, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock.  On August 18, 2011, our Board of Directors approved a $50.0 million increase in our stock repurchase program.  Any repurchases will be made through open market transactions.  The timing and the amount of any repurchases will be determined by the Company’s management under parameters established by the Board of Directors, based on its evaluation of the Company’s stock price, market conditions and other corporate considerations.  For the 39 weeks ended September 27, 2011, we paid approximately $46.4 million to repurchase 3,003,400 shares of our common stock.

We paid cash dividends of $11.4 million in 2011 YTD.  Additionally, on August 18, 2011, our Board of Directors authorized the payment of a cash dividend of $0.08 per share of common stock.  This payment was distributed on September 30, 2011 to shareholders of record at the close of business on September 14, 2011.  The declared dividends are included as a liability on our condensed consolidated balance sheet as of September 27, 2011.

In 2011 YTD, we paid distributions of $1.8 million to equity holders of 11 of our majority-owned company restaurants.  In 2010 YTD, we paid distributions of $1.7 million to equity holders of 10 of our majority-owned company restaurants.

On August 12, 2011, we entered into a new $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, National Association, and Wells Fargo, National Association.  This facility replaces our previous five-year revolving credit facility.  The new facility expires on August 11, 2016.  The terms of the facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at both September 27, 2011 and December 28, 2010 was 4.09% and 3.59%, respectively, including interest rate swaps.  At September 27, 2011, we had $50.0 million outstanding under the credit facility and $146.2 million of availability, net of $3.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 27, 2011.

At September 27, 2011, in addition to the amounts outstanding on our credit facility, we had various other notes payable totaling $1.7 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at September 27, 2011 was 4.30%, including interest rate swaps.

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount. Our counterparty in this interest rate swap is JPMorgan Chase Bank, N.A.

On January 7, 2009, we entered into another interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016,  effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount.  Our counterparty in this interest rate swap is JPMorgan Chase Bank, N.A.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 27, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,727	$200	$471	$50,469	$587
Capital lease obligations	250	96	154	—	—
Interest (1)	11,338	1,987	3,874	3,754	1,723
Operating lease obligations	198,632	22,475	44,134	38,006	94,017
Capital obligations	77,558	77,558	—	—	—
Total contractual obligations	$339,505	$102,316	$48,633	$92,229	$96,327

(1)          Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations. Uses interest rates as of September 27, 2011 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at September 27, 2011 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.50% margin, which was in effect as of September 27, 2011.

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

Goodwill

(ASU 2011-08)

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, Testing Goodwill for Impairment.  ASU 2011-08 permits companies to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the two-step goodwill impairment test model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not less than its carrying value, the two-step impairment test would still be required.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011 (our 2012 fiscal year) with early adoption permitted.  The adoption of ASU 2011-08 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50%, or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0% or the LIBOR plus an applicable margin.  At September 27, 2011 there was $50.0 million outstanding under our revolving line of credit which bears interest at approximately 50 to 87.5 basis points (depending on our leverage ratios) over LIBOR.  Our various other notes payable totaled $1.7 million at September 27, 2011 and had fixed rates ranging from 10.46% to 10.80%.  Should interest rates on our variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

By using derivative instruments to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swaps is JPMorgan Chase Bank, N.A.

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

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit titled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that we engaged in a pattern and practice of age discrimination in hiring for certain restaurant positions in violation of the Age Discrimination in Employment Act.  The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions,  payment of damages to the applicants and costs.  We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them. Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

On January 19, 2011, a civil case styled as a class action complaint titled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse (“Crenshaw”) was filed.  The complaint was subsequently amended to add additional plaintiffs. The complaint is pending in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-10549. The complaint alleges a failure to comply with Massachusetts labor laws, specifically that we improperly shared pooled tips with ineligible employees in all of our restaurants in Massachusetts. Currently, we operate nine restaurants in the state. We have filed an answer denying all material allegations and are in the early phases of discovery.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2011, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $50.0 million of our common stock.  On August 18, 2011, our Board of Directors approved a $50.0 million increase in our stock repurchase program.  Any repurchases will be made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended September 27, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 to July 26	—	—	—	$74,760,548.16
July 27 to August 23	1,050,400	$14.26	1,050,400	$59,782,398.22
August 24 to September 27	453,000	$13.61	453,000	$53,614,957.51

Total	1,503,400		1,503,400

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved)

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.11

Credit Agreement, dated as of August 12, 2011, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 17, 2011 (File No. 000-50972))

10.33*

Amended and Restated Employment Agreement between Texas Roadhouse, Inc. and G. Price Cooper, IV entered into as of January 8, 2010 (incorporated by reference to Exhibit 10.33 to Registrant’s Current Report on Form 8-K dated August 18, 2011 (File No. 000-50972))

10.34*

Letter Agreement between Texas Roadhouse, Inc. and G.J. Hart entered into on August 22, 2011, effective as of August 17, 2011(incorporated by reference to Exhibit 10.34 to Registrant’s Current Report on Form 8-K dated August 23, 2011 (File No. 000-50972))

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
101

The following financial statements from the Texas Roadhouse, Inc. Quarterly Report on Form 10-Q for the quarter ended September 27, 2011, filed November 4, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: November 4, 2011	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer
(principal executive officer)

Date: November 4, 2011	By:	/s/ G. PRICE COOPER, IV
G. Price Cooper, IV
Chief Financial Officer
(principal financial officer)
(chief accounting officer)