Form 10-K
period 2011-12-27
Texas Roadhouse, Inc.
filed 2012-02-24
CIK 1289460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2011
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 28, 2011 was $1,086,499,081 based on the closing stock price of $17.73. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

         The number of shares of common stock outstanding were 69,281,187 on February 15, 2012.

         Portions of the registrant's definitive Proxy Statement for the registrant's 2012 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 27, 2011, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

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

  •
  the impact of litigation, including negative publicity;

  •
  the cost of our principal food products;

  •
  labor shortages or increased labor costs;

  •
  inflationary increases in the costs of construction and/or real estate;

  •
  changes in consumer preferences and demographic trends;

  •
  increasing competition in the restaurant industry;

  •
  our ability to successfully expand into new domestic and international markets;

  •
  risks associated with partnering with franchisees or other investment partners in markets with whom we have no prior history and whose interests may not align with ours;

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

General Development of Business

        Texas Roadhouse is a growing, moderately priced, full-service, casual dining restaurant chain. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana. Since then, we have grown to 365 restaurants in 47 states. In addition, we opened our first international franchise-owned Texas Roadhouse in Dubai, UAE in 2011. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 27, 2011, we owned and operated 294 restaurants and franchised or licensed an additional 72 restaurants. Of the 294 restaurants we owned and operated at the end of 2011, 291 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek. All of our planned restaurant growth in 2012 will be Texas Roadhouse restaurants.

Financial Information about Operating Segments

        We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. We operate each of our 294 company-owned restaurants as a single operating segment.

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

  •
  Focusing on dinner.  In a high percentage of our restaurants, we limit our operating hours to dinner only during the weekdays. By focusing on dinner, our restaurant teams have to prepare for and manage only one shift per day during the week. We believe this allows our restaurant teams to offer higher quality, more consistent food and service to our guests. In addition, we believe the dinner focus provides a better "quality-of-life" for our management teams and, therefore, is a key ingredient in attracting and retaining talented and experienced management personnel. We also focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner.

  •
  Offering attractive price points.  We offer our food and beverages at moderate price points that are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest's budget and value expectations. For example, our steak entrées, which include the choice of two side items, generally range from $9.49 for our 6-ounce sirloin to $24.99 for our 23 oz. Porterhouse T-bone, which is currently available in approximately one-third of our restaurants. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2011 was $14.89. Per guest average check represents restaurant sales divided by the number of guests served. We considered each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus.

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

Unit Prototype and Economics

        We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant-level returns over time. Our current prototypical restaurants consist of a freestanding building with approximately 6,679 to 7,079 square feet of space constructed on sites of approximately 1.7 to 2.0 acres or retail pad sites, with seating of approximately 57 to 64 tables for a total of 245 to 281 guests, including 15 bar seats, and parking for approximately 160 vehicles either on-site or in combination with some form of off-site cross parking arrangement. Our current prototypes are adaptable to in-line and end cap locations such as spaces within an enclosed mall or a shopping center.

        As of December 27, 2011, we leased173 properties and owned 121 properties. Our 2011 average unit volume was $3.9 million, which represents restaurant sales for all Texas Roadhouse company restaurants open before June 28, 2011. The time required for a new restaurant to reach a steady level of cash flow is approximately three to six months. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location. For 2011, the average capital investment for Texas Roadhouse restaurants developed was $3.76 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$986,000	$660,000	$1,600,000
Building(2)	1,379,000	1,023,000	2,350,000
Furniture and Equipment	955,000	876,000	1,065,000
Pre-opening costs	420,000	332,000	507,000
Other(3)	20,000	—	280,000

Total	$3,760,000

(1)
Represents the average cost for land acquisitions or 10x's initial base rent in the event the land is leased.

(2)
Includes site work costs.

(3)
Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

Our 2011 average capital investment for restaurants developed was $3.76 million compared to our 2010 average of $3.74 million. Our 2010 average capital investment for restaurants developed was $0.34 million lower compared to our 2009 average of $4.08 million, primarily due to building design modifications and lower site work costs.

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

Existing Restaurant Locations

        As of December 27, 2011, we had 294 company restaurants and 72 franchise restaurants in 47 states and one foreign country as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	4	—	4
Arizona	12	—	12
Arkansas	2	—	2
California	1	4	5
Colorado	12	1	13
Connecticut	2	—	2
Delaware	2	1	3
Florida	7	4	11
Georgia	3	7	10
Idaho	4	—	4
Illinois	7	2	9
Indiana	12	8	20
Iowa	8	—	8
Kansas	2	1	3
Kentucky	9	2	11
Louisiana	7	1	8
Maine	3	—	3
Maryland	3	4	7
Massachusetts	8	1	9
Michigan	8	3	11
Minnesota	3	—	3
Mississippi	1	—	1
Missouri	10	—	10
Montana	—	1	1
Nebraska	2	1	3
Nevada	1	—	1
New Hampshire	2	—	2
New Jersey	3	—	3
New Mexico	2	—	2
New York	9	—	9
North Carolina	14	—	14
North Dakota	2	1	3
Ohio	16	4	20
Oklahoma	6	—	6
Pennsylvania	16	6	22
Rhode Island	2	—	2
South Carolina	—	6	6
South Dakota	2	—	2
Tennessee	10	2	12
Texas	49	4	53
Utah	7	1	8
Vermont	1	—	1
Virginia	10	—	10
Washington	1	—	1
West Virginia	1	2	3
Wisconsin	7	4	11
Wyoming	1	—	1
Dubai, UAE	—	1	1

Total	294	72	366

Food

        Menu.    Texas Roadhouse restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. Our dinner entrée prices generally range from $8.99 to $24.99, with about 15 entrées priced under $10.00. We offer a broad assortment of specially seasoned and aged steaks, including 6, 8, 11 and 16 oz. Sirloins; 10, 12, 16 and 20 oz. Rib-eyes; 6 and 8 oz. Filets; Prime Rib; and T-Bones, almost all of which are hand-cut daily on the premises and cooked over open gas-fired grills. We also offer our guests a selection of fish, seafood, chicken, pork chops, ribs, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include made-from-scratch yeast rolls and most include the choice of two of the following made-from-scratch sides: baked potato, sweet potato, steak fries, mashed potatoes, house or Caesar salad, green beans, chili, seasoned rice, baked beans, corn and steamed vegetables. Our menu allows guests to customize their meals by ordering steaks that are "smothered" either in cheese, onions, gravy or mushrooms and baked potatoes "loaded" with sour cream, cheese, bacon and butter. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Chicken Critters®" (chicken tenders). We also provide a "12 & Under" menu for children that includes sirloin steak, rib basket, Lil 'Dillo Sirloin Bites, Jr. Chicken Critters, mini-cheeseburgers, hot dog and macaroni and cheese, all served with one side item and a beverage at prices generally between $2.99 and $7.99.

        Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer. Managing partners are encouraged to tailor their beer selection to include regional and local brands. We serve a selection of major brands of liquor and wine as well as margaritas. Alcoholic beverages accounted for 10.7% of restaurant sales at Texas Roadhouse in fiscal 2011.

        We have maintained a fairly consistent menu over time, with a selection of approximately 60 entrees and 90 total menu items. We continually review our menu to consider enhancements to existing menu items or the introduction of new items. We change our menu only after guest feedback and an extensive study of the operational and economic implications. To maintain our high levels of food quality and service, we generally remove one menu item for every new menu item introduced so as to facilitate our ability to execute high quality meals on a focused range of menu items.

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

        We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in all Texas Roadhouse restaurants for the purpose of reinforcing the uniformity of recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. The team currently consists of over 35 product coaches, supporting all Texas Roadhouse restaurants system-wide.

        Food safety is of utmost importance to us. We currently utilize several programs to help ensure adherence to proper food preparation procedures and food safety standards. We have a Product Quality team whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to promote compliance with food safety guidelines. Where required, food items purchased from qualified vendors have been inspected by reputable, outside inspection services confirming that the vendor is compliant with FDA and USDA guidelines.

        We perform sanitation audits on each restaurant four times a year and these results are reviewed by various members of operations and management. To reinforce the importance of food safety, we have printed all HAACP (Hazard Analysis and Critical Points) in bold type on each recipe. In addition, most of our product coaches have obtained or are in the process of obtaining their food safety professional designation.

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

People

        Management and Employees.    Each of our restaurants is generally staffed with one managing partner, one kitchen manager and one service manager, and, in most cases, one or more additional assistant managers and/or key employees. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant and are responsible for maintaining the standards of quality and performance we establish. We use market partners to supervise the operation of our restaurants including the continuing development of each restaurant's management team. Market partners also assist in the new restaurant site selection process. Generally, each market partner has supervisory responsibilities for up to 8 to 13 restaurants. Through regular visits to the restaurants, the market partners ensure adherence to all aspects of our concept, strategy and standards of quality. To further assure adherence to our standards of quality and to achieve uniform execution throughout the system, we employ product coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food quality. The attentive service and high quality food, which results from each restaurant having a managing partner, two to three managers and the hands-on assistance of a product coach, are critical to our success.

        Training and Development.    All restaurant employees are required to complete varying degrees of training before and during employment. Our detailed training program emphasizes our operating strategy, procedures and standards and is conducted individually at Texas Roadhouse restaurants and in groups in Louisville, Kentucky.

        Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum of nine to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management team members are required to complete a comprehensive training program of up to 17 weeks, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by either the market partner, product coach or a training manager.

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

Marketing

        Our marketing strategy aims to promote the Texas Roadhouse brand, while retaining a localized focus, to:

  •
  increase comparable restaurant sales by increasing the frequency of visits by our current guests and attracting new guests to our restaurants;

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

        Advertising.    Our restaurant concept does not rely on national advertising to promote the brand. We utilize public relations to generate "earned media" story placement in local, regional and national media. Our concept also uses a permission-based e-mail loyalty program to promote our brand and our growing social media strategy provides us the opportunity to frequently communicate with our guests. This approach aligns with our focus on local store marketing and community involvement.

Restaurant Franchise Arrangements

        Franchise Restaurants.    As of December 27, 2011, we had 19 franchisees that operated 72 restaurants in 24 states and one foreign country. Franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States. Approximately 75% of our franchise restaurants are operated by eight franchisees. No franchisee operates more than 16 restaurants.

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

        We have entered into one area development and franchise agreement for the development of restaurants in eight countries in the Middle East over ten years. Our franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. The term of the agreement may be extended, and the franchisee has rights to expand into additional countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of the single existing international agreement, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

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

        Franchise Compliance Assurance.    We have various systems in place to promote compliance with our systems and standards, both during the development and operating of franchise restaurants. We actively work with our franchisees to support successful franchise operations as well as compliance with the Texas Roadhouse standards and procedures. During the restaurant development phase, we approve the selection of restaurant sites and make available copies of our prototype building plans to franchisees. In addition, we ensure that the building design is in compliance with our standards. We provide training to the managing partner and up to three other managers of a franchisee's first restaurant. We also provide trainers to assist in the opening of every domestic franchise restaurant; we provide trainers to assist our international franchisees in the opening of their restaurants until such time as they develop an approved restaurant opening training program. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment, food purchases and food preparation as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams, and focus on key areas including health, safety and execution proficiency.

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

Management Information Systems and Restaurant Reporting

        All of our company restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, period, quarter and year-to-date basis and beyond, on a company-wide, regional or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provides a detailed analysis of sales and costs. These monthly profit and loss statements are compared both to the restaurant-prepared reports and to prior periods. Currently, we utilize cable, digital subscriber lines (DSL) or T-1 technology at the restaurant level, which serves as a high-speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processor.

Competition

        According to the National Restaurant Association, or NRA, restaurant industry sales in 2012 will represent approximately 4% of the United States' gross domestic product. The NRA also forecasts that restaurant industry sales will reach $632 billion in 2012 and will encompass approximately 970,000 restaurants.

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

        In 2011, the sale of alcoholic beverages accounted for 10.7% of our restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

Employees

        As of December 27, 2011, we employed approximately 33,000 people, of whom 393 were executive and administrative personnel, 1,330 were restaurant management personnel and the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

        Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	56	Chairman and Chief Executive Officer
Scott M. Colosi	47	President
Steven L. Ortiz	54	Chief Operating Officer
G. Price Cooper, IV	40	Chief Financial Officer
Jill Marchant	46	General Counsel

        W. Kent Taylor.    Mr. Taylor is the founder of Texas Roadhouse and resumed his role as Chief Executive Officer in August 2011, a position he held between May 2000 and October 2004 . He was named Chairman of the Company and Board in October 2004. He previously served as Chief Executive Officer between May 2000 and October 2004. Before his founding of our concept, Mr. Taylor founded and co-owned Buckhead Bar and Grill in Louisville, Kentucky. Mr. Taylor has over 25 years of experience in the restaurant industry.

        Scott M. Colosi.    Mr. Colosi was appointed President in August 2011. Previously, Mr. Colosi served as our Chief Financial Officer since September 2002. From 1992 until September 2002, Mr. Colosi was employed by YUM! Brands, Inc., owner of KFC, Pizza Hut and Taco Bell brands. During this time, Mr. Colosi served in various financial positions and, immediately prior to joining us, was Director of Investor Relations. Mr. Colosi has over 20 years of experience in the restaurant industry.

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

        G. Price Cooper, IV.    Mr. Cooper was appointed Chief Financial Officer in August 2011. Previously, Mr. Cooper served as our Vice President of Finance since August 2006. From 1998 to 2006, Mr. Cooper was employed by Ruby Tuesday, Inc. During this time, Mr. Cooper held various positions in finance, planning and accounting and, immediately prior to joining us, was Vice President of Investor Relations and Planning. Mr. Cooper is a Certified Public Accountant with over 18 years of finance and accounting experience, including 14 years of experience in the restaurant industry.

        Jill Marchant.    Ms. Marchant joined our company in August 2011 and was appointed General Counsel in December 2011. Prior to joining Texas Roadhouse, Ms. Marchant served as Associate General Counsel for DineEquity, Inc., the parent company for Applebee's Neighborhood Grill and Bar and IHOP Restaurants. Ms. Marchant worked for 12 years at Honeywell Federal Manufacturing and Technologies. Ms. Marchant has over 20 years of legal experience, including 7 years of experience in the restaurant industry.

Website Access To Reports

        We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available, free of charge on or through the Internet website, www.texasroadhouse.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

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

        During 2012 and possibly beyond, the U.S. and global economies may continue to suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we can charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations.

Our franchisees could take actions that could harm our business.

        Our franchisees are contractually obligated to operate their restaurants in accordance with Texas Roadhouse standards. We also provide training and support to franchisees. However, most franchisees are independent third parties that we do not control, and these franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our standards, the Texas Roadhouse image and reputation could be harmed, which in turn could adversely affect our business and operating results.

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
  weather and acts of God.

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

        We have also entered into other loan agreements with other lenders to finance various restaurants which impose financial covenants that are less restrictive than those imposed by our existing credit facility. A default under these loan agreements could result in a default under our existing credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 27, 2011, we were in compliance with all of our lenders' covenants.

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

Approximately 16.7% of our company restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

        As of December 27, 2011, we operated a total of 49 company restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

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

Complaints or litigation may hurt us.

        Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered as a result of a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state laws regarding consumer, workplace and employment matters, wage and hour claims, discrimination and similar matters, or we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our business, results of operations, financial condition or liquidity. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

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

        We accept electronic payment cards for payment in our restaurants. During 2011, approximately 77% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, in excess of our insurance coverage, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

Properties

        Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 27, 2011, we leased 71,342 square feet. Our leases expire between March 31, 2014 and December 31, 2025. We have an option to renew the leases for an additional five years. Of the 294 company restaurants in operation as of December 27, 2011, we owned 121 locations and leased 173 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	1	4
Arizona	6	6	12
Arkansas	—	2	2
California	1	—	1
Colorado	7	5	12
Connecticut	—	2	2
Delaware	1	1	2
Florida	3	4	7
Georgia	2	1	3
Idaho	1	3	4
Illinois	2	5	7
Indiana	7	5	12
Iowa	2	6	8
Kansas	2	—	2
Kentucky	4	5	9
Louisiana	1	6	7
Maine	—	3	3
Maryland	—	3	3
Massachusetts	1	7	8
Michigan	3	5	8
Minnesota	1	2	3
Mississippi	1	—	1
Missouri	2	8	10
Nebraska	—	2	2
Nevada	—	1	1
New Hampshire	2	—	2
New Jersey	1	2	3
New Mexico	1	1	2
New York	3	6	9
North Carolina	4	10	14
North Dakota	—	2	2
Ohio	11	5	16
Oklahoma	2	4	6
Pennsylvania	3	13	16
Rhode Island	—	2	2
South Dakota	1	1	2
Tennessee	—	10	10
Texas	34	15	49
Utah	—	7	7
Vermont	—	1	1
Virginia	4	6	10
Washington	—	1	1
West Virginia	1	—	1
Wisconsin	3	4	7
Wyoming	1	—	1

Total	121	173	294

        Additional information concerning our properties and leasing arrangements is included in note 2(p) and note 6 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

        Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including "slip and fall' accidents, employment related claims and claims from guests or employees alleging illness, injury or food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business other than the litigation discussed below.

        On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit titled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that we engaged in a pattern and practice of age discrimination in hiring for certain restaurant positions in violation of the Age Discrimination in Employment Act. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age. The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs. We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them. We have filed a response to the complaint and are in the early phases of discovery. Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

        On January 19, 2011, a civil case styled as a class action complaint titled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse ("Crenshaw") was filed. The complaint was subsequently amended to add additional plaintiffs. The complaint is pending in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-10549. The complaint alleges a failure to comply with Massachusetts labor laws, specifically that we improperly shared pooled tips with ineligible employees in all of our restaurants in Massachusetts. Currently, we operate nine restaurants in the state. We have filed an answer denying all material allegations and are in discovery. Additionally, we have agreed to participate in mediation.

        We believe that we have meritorious defenses to the claims made in the Crenshaw case, and we intend to vigorously defend against them, including plaintiffs' efforts to certify a class action. Based on the preliminary status of this matter, specifically that no class has been certified, we cannot estimate the possible amount or range of loss, if any, associated with this matter. However, if the court imposes statutory penalties, including restitution of the difference between the tip credit wage and minimum wage, restitution of tips, treble damages and attorneys' fees, then the case could have a material adverse effect on our consolidated financial position, results of operation or cash flows.

ITEM 4—MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. The common stock has been quoted on the Nasdaq Global Select Market since October 5, 2004. The quarterly high and low closing prices of our common stock by quarter were as follows:

	High	Low
Year ended December 27, 2011
First Quarter	$18.45	$15.97
Second Quarter	$17.73	$15.46
Third Quarter	$18.28	$13.07
Fourth Quarter	$15.13	$12.39
Year ended December 28, 2010
First Quarter	$14.24	$10.64
Second Quarter	$16.13	$12.59
Third Quarter	$14.60	$12.05
Fourth Quarter	$18.21	$14.05

        The number of holders of record of our common stock as of February 15, 2012 was 323.

        On February 16, 2012, our Board of Directors authorized the payment of a cash dividend of $0.09 per share of common stock. This payment will be distributed on March 30, 2012, to shareholders of record at the close of business on March 14, 2012. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        As of December 27, 2011, shares of common stock authorized for issuance under our equity compensation plan are summarized in the following table. The weighted-average option exercise price is for stock options only, as the restricted stock has no exercise price. See note 12 to the Consolidated Financial Statements for a description of the plan.

Plan Category	Shares to Be Issued Upon Exercise	Weighted- Average Option Exercise Price	Shares Available for Future Grants
Plan approved by stockholders	4,673,122	$12.02	4,364,343
Plans not approved by stockholders	—	—	—

Total	4,673,122	$12.02	4,364,343

  Unregistered Sales of Equity Securities

        There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

  Issuer Repurchases of Securities

        On February 17, 2011, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $50.0 million of our common stock. On August 18, 2011, our

Board of Directors approved a $50.0 million increase in our stock repurchase program. On February 16, 2012, our Board of Directors cancelled this stock repurchase program, which had no expiration date and $40.9 million remaining as of December 27, 2011 and approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

        Since commencing our repurchase program in 2008, we have repurchased a total of 10.5 million shares of common stock at a total cost of $116.1 million through December 27, 2011 under authorizations from our Board of Directors. The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended December 27, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 28 to October 25	968,700	$13.09	968,700	$40,932,770.21
October 26 to November 22	—	—	—	$40,932,770.21
November 23 to December 27	—	—	—	$40,932,770.21

Total	968,700		968,700

  Stock Performance Graph

        The following graph sets forth cumulative total return experienced by holders of the Company's common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the period ended December 27, 2011, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 26, 2006 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

        Note: The stock price performance shown on the graph below does not indicate future performance.

 Comparison of Cumulative Total Return Since December 26, 2006

        Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/26/06	12/24/07	12/30/08	12/29/09	12/28/10	12/27/11
Texas Roadhouse, Inc.	$100.00	$85.31	$55.01	$87.26	$103.44	$114.02
Russell 3000	$100.00	$105.50	$62.33	$80.34	$91.31	$91.04
Russell 3000 Restaurant	$100.00	$105.26	$87.50	$103.87	$135.10	$172.73

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

        We derived the selected consolidated financial data as of and for the years 2011, 2010, 2009, 2008 and 2007 from our audited consolidated financial statements.

        The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2008 was 53 weeks in length while fiscal years 2011, 2010, 2009 and 2007 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$1,099,475	$995,988	$934,100	$871,556	$724,372
Franchise royalties and fees	9,751	9,005	8,231	8,905	10,717

Total revenue	1,109,226	1,004,993	942,331	880,461	735,089

Income from operations	95,239	90,617	75,861	62,027	63,213
Income before taxes	93,192	88,372	72,809	58,398	61,212
Provision for income taxes	26,765	27,683	23,491	19,389	21,176

Net income including noncontrolling interests	$66,427	$60,689	$49,318	$39,009	$40,036
Less: Net income attributable to noncontrolling interests	2,463	2,400	1,839	841	711

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$63,964	$58,289	$47,479	$38,168	$39,325

Net income per common share:
Basic	$0.90	$0.82	$0.68	$0.53	$0.53

Diluted	$0.88	$0.80	$0.67	$0.52	$0.51

Weighted average shares outstanding(1):
Basic	70,829	71,432	69,967	72,672	74,611

Diluted	72,278	72,929	71,298	74,079	76,832

	Fiscal Year
	2011	2010	2009	2008	2007
	($ in thousands)
Consolidated Balance Sheet Data:
Cash	$73,731	$82,215	$46,858	$5,258	$11,564
Total assets	740,670	702,801	662,073	622,663	546,029
Long-term debt and obligations under capital leases, net of current maturities	61,601	51,906	101,179	132,482	66,482
Total liabilities	244,848	203,419	239,123	259,866	176,264
Noncontrolling interests	3,918	2,766	2,578	2,807	2,384
Texas Roadhouse, Inc. and subsidiaries stockholders' equity(2)	491,904	496,616	420,372	359,990	367,381
Selected Operating Data (unaudited):
Restaurants:
Company—Texas Roadhouse	291	271	260	245	204
Company—Aspen Creek	3	3	1	—	—
Franchise	72	71	70	69	81
Total	366	345	331	314	285
Company restaurant information:
Store weeks	14,573	13,803	13,255	11,861	9,499
Comparable restaurant sales growth(3)	4.7%	2.4%	(2.8)%	(2.3)%	1.4%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth(3)	4.8%	2.4%	(2.8)%	(2.3)%	1.4%
Average unit volumes(4)	$3,917	$3,730	$3,660	$3,823	$3,974
Net cash provided by operating activities	$137,507	$119,908	$115,129	$101,214	$76,567
Net cash used in investing activities	$(81,570)	$(44,816)	$(43,134)	$(120,216)	$(134,532)
Net cash (used in) provided by financing activities	$(64,421)	$(39,735)	$(30,395)	$12,696	$35,745

(1)
See note 10 to the Consolidated Financial Statements.

(2)
See note 9 to the Consolidated Financial Statements.

(3)
Comparable restaurant sales growth reflects the change in sales over the same period of the prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period, excluding sales from restaurants closed during the period.

(4)
Average unit volume represents the average annual restaurant sales from Texas Roadhouse company restaurants open for a full six months before the beginning of the period measured, excluding sales from restaurants closed during the period. Although 2008 contained 53 weeks, for comparative purposes, 2008 average unit volumes were adjusted to a 52-week basis. Additionally, average unit volume of company-owned restaurants for 2008 and 2007 in the table above were adjusted to reflect the restaurant sales of any acquired franchise restaurants.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-19), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

        Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and CEO, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana. Since then, we have grown to 365 restaurants in 47 states. In addition, we opened our first international franchise-owned Texas Roadhouse in Dubai, UAE in 2011. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. As of December 27, 2011, our 366 restaurants included:

  •
  294 "company restaurants," of which 282 were wholly-owned and 12 were majority-owned. The results of operations of company restaurants are included in our consolidated operating results. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income.

  •
  72 "franchise restaurants," of which 69 were franchise restaurants and 3 were license restaurants. We have a 5.0% to 10.0% ownership interest in 22 franchise restaurants. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income. Additionally, we provide various management services to these franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest.

        We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in ten of the 12 majority-owned company restaurants and (ii) 65 of the franchise restaurants.

Presentation of Financial and Operating Data

        We operate on a fiscal year that ends on the last Tuesday in December. Fiscal years 2011, 2010 and 2009 were 52 weeks in length, while the quarters for those years were 13 weeks in length.

Long-term Strategies to Grow Earnings Per Share

        Our long-term strategies with respect to increasing net income and earnings per share include the following:

        Expanding Our Restaurant Base.    We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing markets and new domestic or international markets. Domestically, we will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. Our ability to expand our restaurant base is influenced by many factors beyond our control and therefore we may not be able to achieve our anticipated growth. We moderated our restaurant development plans for 2009 and 2010 due, in part, to increasing restaurant development costs, particularly during 2006 to 2009. In 2010, our new store returns increased due, in part, to our ability to lower restaurant development costs, along with improved sales in 2010. As a result, we increased development to 20 restaurants in 2011 and plan to open 25 restaurants in 2012. Our average capital investment for Texas Roadhouse restaurants opened during 2011, including pre-opening expenses, was $3.76 million, which is relatively unchanged from our average capital investment in 2010 of $3.74 million. We anticipate that our 2012 development costs will be consistent with our 2011 costs. We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

        We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise agreement on in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next ten years, the first of which opened in August 2011. Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for minority ownership in three non-Texas Roadhouse restaurants, one of which opened in 2011. We continue to explore opportunities in other countries for international expansion. We may also look to acquire franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. Of the 294 restaurants we owned and operated at the end of 2011, 291 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek. All of our planned restaurant growth in 2012 will be Texas Roadhouse restaurants.

        Maintaining and/or Improving Restaurant Level Profitability.    We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management. In 2011, our average unit volumes and comparable restaurant sales increased 5.0% and 4.8%, respectively for Texas Roadhouse restaurants. The growth in these measures was primarily due to higher guest traffic counts and increases in menu pricing taken throughout 2011. We believe the increased guest traffic counts is due to our continued focus on encouraging repeat visits by our guests by not sacrificing any operational standards relating to our quality of food and service, along with an improvement in the overall economy. We also continue to drive various localized marketing programs in order to attract new guests and increase the frequency of visits of our existing guests. In an effort to partially offset inflationary pressures, we have increased menu prices approximately 2.3% and 2.2% in 2011 and 2012, respectively. In general, we continue to maintain our conservative approach on pricing as we remain focused on the long-term success of Texas Roadhouse. This may create a challenge in terms of maintaining and/or increasing restaurant margins, as a percentage of sales, in any given year, depending on the level of inflation we experience. In addition to restaurant margin, as a percentage of sales, we also focus on restaurant margin dollar growth per store week as a measure of restaurant level profitability.

        While our average unit volumes and comparable restaurant sales increased in 2010, these measures declined from 2007 through 2009 primarily as a result of lower guest traffic counts and lower increases in average guest check. We believe the lower guest traffic counts across these periods were primarily attributable to a general softening of the overall consumer environment, consistent with the casual dining industry, as a whole, experiencing lower guest traffic counts. During this three-year span, consumer casual dining restaurant demand was negatively impacted by increasing unemployment rates and higher menu prices resulting from inflationary pressures such as certain state minimum and tipped wage increases, along with higher gasoline prices. In addition, we experienced guests shifting their selections to lower priced menu items and/or purchasing fewer alcoholic beverages over the last few years. We believe all of these pressures negatively impacted guest traffic counts and average guest check, for us, as well as the industry.

        Leveraging Our Scalable Infrastructure.    To support our growth, we continue to make investments in our infrastructure. Over the past several years, we have made significant investments in our infrastructure including information systems, real estate, human resources, legal, marketing and operations. In 2011, general and administrative costs increased at a slower growth rate than our revenue. Whether we are able to continue leveraging our infrastructure will depend, in part, on our new restaurant and comparable restaurant sales growth rates going forward.

        Returning Capital to Shareholders.    We continue to look at opportunities to return capital to our shareholders, including through the repurchases of common stock and the payment of dividends. In 2011, we paid $59.1 million to repurchase 3,972,100 shares of our common stock and implemented a dividend program through which we declared quarterly dividends of $0.08 per share of common stock. Since 2008, we have paid $116.1 million to repurchase 10,484,907 shares of our common stock. In 2011, we paid dividends of $17.0 million. In 2012, we increased our first quarter dividend to $0.09 per share of common stock and our long-term strategy includes increasing that amount over time. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

Key Operating Personnel

        Key personnel who have a significant impact on the performance of our restaurants include managing and market partners. Each company restaurant has one managing partner who serves as the general manager. Market partners can provide supervisory services for up to 10 to 13 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. The managing partner of each company restaurant and their corresponding market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing and market partners includes a base salary plus a percentage of the pre-tax net income of the restaurant(s) they operate or supervise. Managing and market partners are eligible to participate in our equity incentive plan and, as a general rule, are required to make deposits of $25,000 and $50,000, respectively. Generally, the deposits are refunded after five years of service.

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

        Comparable Restaurant Sales Growth.    Comparable restaurant sales growth reflects the change in year-over-year sales for the company restaurants in the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period excluding restaurants closed during the period. Comparable restaurant sales growth can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

        Average Unit Volume.    Average unit volume represents the average annual restaurant sales for company-owned Texas Roadhouse restaurants open for a full six months before the beginning of the period measured. Average unit volume excludes sales on restaurants closed during the period. Growth in average unit volumes in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volumes less than growth in comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the company average.

        Store Weeks.    Store weeks represent the number of weeks that our company restaurants were open during the reporting period.

        Restaurant Margins.    Restaurant margins represent restaurant sales less restaurant operating costs. Restaurant margins, as a percentage of restaurant sales, may fluctuate based on inflationary pressures, commodity costs and wage rates.

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

        Restaurant Other Operating Expenses.    Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, advertising, repairs and maintenance, property taxes, credit card fees and general liability insurance. Profit sharing allocations to managing partners and market partners are also included in restaurant other operating expenses.

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

        Equity Income from Unconsolidated Affiliates.    As of December 27, 2011, we owned 5.0% to 10.0% equity interest in 22 franchise restaurants. As of December 28, 2010 and December 29, 2009, we owned 5.0% to 10.0% equity interest in 21 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

        Net Income Attributable to Noncontrolling Interests.    Minority interest represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants. Our consolidated subsidiaries at December 27, 2011 included 12 majority-owned restaurants, all of which were open. Our consolidated subsidiaries at December 28, 2010 included 11 majority-owned restaurants, all of which were open. Our consolidated subsidiaries at December 29, 2009 included ten majority-owned restaurants, all of which were open.

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

	Results of Operations
	Fiscal Year
	2011		2010		2009
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	1,099,475	99.1	995,988	99.1	934,100	99.1
Franchise royalties and fees	9,751	0.9	9,005	0.9	8,231	0.9

Total revenue	1,109,226	100.0	1,004,993	100.0	942,331	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	367,385	33.4	324,267	32.6	312,800	33.5
Labor	326,233	29.7	293,022	29.4	276,626	29.6
Rent	23,150	2.1	21,361	2.1	20,018	2.1
Other operating	184,073	16.7	172,893	17.4	158,961	17.0
(As a percentage of total revenue)
Pre-opening	11,534	1.0	7,051	0.7	5,813	0.6
Depreciation and amortization	42,709	3.9	41,283	4.1	41,822	4.4
Impairment and closures	1,201	0.1	2,005	0.2	3,000	0.3
General and administrative	57,702	5.2	52,494	5.2	47,430	5.0

Total costs and expenses	1,013,987	91.4	914,376	91.0	866,470	91.9
Income from operations	95,239	8.6	90,617	9.0	75,861	8.1
Interest expense, net	2,413	0.2	2,673	0.3	3,273	0.3
Equity income from investments in unconsolidated affiliates	(366)	0.0	(428)	0.0	(221)	0.0

Income before taxes	93,192	8.4	88,372	8.8	72,809	7.7
Provision for income taxes	26,765	2.4	27,683	2.8	23,491	2.5

Net income including noncontrolling interests	66,427	6.0	60,689	6.0	49,318	5.2

Net income attributable to noncontrolling interests	2,463	0.2	2,400	0.2	1,839	0.2

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	63,964	5.8	58,289	5.8	47,479	5.0

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 30, 2008	245	69	314
Openings—Texas Roadhouse	16	3	19
Openings—Aspen Creek	1	—	1
Acquisitions (Dispositions)	1	(1)	—
Closures	(2)	(1)	(3)

Balance at December 29, 2009	261	70	331
Openings—Texas Roadhouse	12	1	13
Openings—Aspen Creek	2	—	2
Closures	(1)	—	(1)

Balance at December 28, 2010	274	71	345
Openings—Texas Roadhouse	20	1	21
Openings—Aspen Creek	—	—	—
Closures	—	—	—

Balance at December 27, 2011	294	72	366

Restaurant Sales

        Restaurant sales increased by 10.4% in 2011 as compared to 2010. This increase was attributable to the opening of new restaurants and an increase in average unit volumes, primarily comparable restaurant sales. Restaurant sales increased by 6.6% in 2010 compared to 2009. This increase was attributable to the opening of new restaurants and the acquisitions of franchise restaurants in fiscal 2008, partially offset by a decrease in comparable restaurant sales and average unit volumes.

        The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	2011	2010	2009
Company Restaurants
Increase in store weeks	5.6%	4.1%	11.8%
Increase/(decrease) in average unit volumes	5.0	1.9	(4.3)
Other(1)	(0.2)	0.6	(0.3)

Total increase in restaurant sales	10.4%	6.6%	7.2%

Store weeks	14,573	13,803	13,255
Comparable restaurant sales growth/(decline)	4.7%	2.4%	(2.8)%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth/(decline)	4.8%	2.4%	(2.8)%
Average unit volume (in thousands)	$3,917	$3,730	$3,660

(1)
Includes the impact of the year-over-year change in sales volume of all Aspen Creek restaurants and Texas Roadhouse restaurants open less than six months before the beginning of the period measured, and, if applicable, the impact of restaurants closed during the period.

        The increase in store weeks for 2011, 2010 and 2009 was primarily attributable to the opening of new restaurants. Company restaurant count activity is shown in the restaurant unit activity table above.

        The increase in average unit volumes for 2011 compared to 2010 and 2010 compared to 2009 was primarily driven by a combination of positive comparable restaurant sales and higher year-over-year sales at newer restaurants. For 2011, comparable restaurant sales increased 4.7% which was generated by an increase in guest traffic counts and an increase in our per person average check. For 2010, comparable restaurant sales increased 2.4% which was generated by an increase in guest traffic counts, partially offset by a slight decline in our per person average check.

        While we did not take any pricing increases in 2010 due to the favorable commodities environment, we did take menu price increases totaling 2.3% during 2011 as a result of expected inflationary pressures, primarily commodities. The menu price increases we have taken throughout 2011 drove the increase in our per person average check.

        In 2012, we plan to open approximately 25 additional company restaurants. We have either begun construction or have sites under contract for purchase or lease for 24 of the 25 restaurants. We may evaluate additional opportunities for international development and possibly acquiring franchise restaurants in 2012.

Franchise Royalties and Fees

        Franchise royalties and fees increased by $0.7 million or by 8.3% in 2011 from 2010 and increased by $0.8 million or by 9.4% in 2010 from 2009. These increases was primarily attributable to an increase in average unit volumes, increasing royalty rates in conjunction with the renewal of certain franchise agreements, and the opening of new franchise restaurants. Franchise comparable restaurant sales increased by 4.3% in 2011 and 2.5% in 2010. Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales

        Restaurant cost of sales, as a percentage of restaurant sales, increased to 33.4% in 2011 from 32.6% in 2010. This increase was primarily attributable to commodity inflation of approximately 3.5% for 2011. Inflation has been driven by higher food costs on items such as potatoes, pork, beef, cheese and wheat ingredients. For 2012, we have fixed price contracts, which include some floor and ceiling pricing, for 65% to 70% of our overall food costs with the remainder subject to fluctuating market prices. We expect commodity cost inflation of approximately 8.0% in 2012.

        Restaurant cost of sales, as a percentage of restaurant sales, decreased to 32.6% in 2010 from 33.5% in 2009. This decrease was primarily attributable to the benefit of lower beef costs and lower food costs on items such as oil-based and wheat ingredients.

Restaurant Labor Expenses

        Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.7% in 2011 from 29.4% in 2010. Higher payroll taxes and the impact of labor inefficiencies associated with newer restaurants were partially offset by the benefit from an increase in average unit volumes and lower workers' compensation costs.

        In 2011, higher payroll tax expense was primarily due to the benefit we obtained in 2010 from exemptions under the Hiring Incentives to Restore Employment (HIRE) Act, which was recorded as a reduction in payroll tax expense. For 2011, the exemptions under the HIRE Act were replaced by a tax credit which results in a reduction in income tax expense rather than payroll tax expense. For 2011, the net impact of this change year-over-year was an increase in payroll expense of $1.8 million. In addition, we have experienced higher state unemployment taxes throughout 2011.

        Workers' compensation costs were $0.5 million lower in 2011 compared to 2010 due to changes in our claims development history. Increased development in 2011 compared to the prior year has negatively impacted labor expense, as a percentage of sales. Typically new restaurants open with an initial start-up period of higher than normalized sales volumes and higher than normalized labor costs. These tend to normalize approximately three to six months after opening.

        Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.4% in 2010 from 29.6% in 2009. This decrease was primarily attributable to an increase in average unit volumes and lower payroll tax expense, partially offset by higher average wage rates. Additionally, lower workers' compensation claims experience resulted in lower year-over-year workers' compensation expense for 2010.

        In 2012, we anticipate our labor costs will be pressured by inflation due to state-mandated increases in minimum and tip wage rates. At this time, we have approximately 50 restaurants in 6 states which have announced increases in minimum and tip wage rates effective January 1, 2012. We expect these increases in costs will be offset by menu price actions taken, along with traffic growth, in the first quarter of 2012.

Restaurant Rent Expense

        Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.1% in 2011 compared to 2010 and 2009. In 2011 and 2010, the benefit from an increase in average unit volumes offset the impact of leasing more land and buildings than in the past.

Restaurant Other Operating Expenses

        Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.7% in 2011 from 17.4% in 2010. This decrease was attributable to an increase in average unit volumes and lower general liability insurance, utility and property tax costs. General liability insurance costs were lower in 2011 as we had additional insurance expense in 2010 of $1.5 million due to changes in our claims development history related to our 2010 quarterly actuarial reports. Utility costs were lower primarily due to lower electricity and natural gas prices.

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

Restaurant Pre-opening Expenses

        Pre-opening expenses in 2011 increased to $11.5 million from $7.1 million in 2010. This increase was primarily attributable to more restaurant openings in 2011 compared to 2010, along with more planned restaurant openings in 2012. We opened 20 company restaurants in 2011 compared to 15 company restaurants in 2010. Additionally, we plan to open 25 company restaurants in 2012. Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired. Based on our increased restaurant development plans, we expect pre-opening expense to be higher in 2012.

        Pre-opening expenses in 2010 increased to $7.1 million from $5.8 million in 2009. This increase was primarily attributable to more restaurants in the development pipeline during 2010 as compared to 2009, driven by our plan to open 20 company restaurants in 2011 as compared to 14 company restaurants in 2010.

Depreciation and Amortization Expenses ("D&A")

        D&A, as a percentage of revenue, decreased to 3.9% in 2011 from 4.1% in 2010 and decreased to 4.1% in 2010 from 4.4% in 2009. These decreases were primarily attributable to an increase in average unit volumes. In addition, lower depreciation expense, as a percentage of revenue, on short-lived assets in older restaurants was partially offset by higher depreciation expense, as a percentage of revenue, on the same type of assets in newer restaurants.

Impairment and Closure Expenses

        Impairment and closure expenses decreased to $1.2 million in 2011 from $2.0 million in 2010 which was a decrease from $3.0 million in 2009. In 2011, we recorded $0.8 million of impairment expense associated with the impairment of goodwill related to one restaurant and $0.3 million of impairment expense associated with the write down of assets, primarily land and building, related to a restaurant which was closed in 2010. In 2010, we recorded $1.7 million of impairment expense associated with the impairment of goodwill related to four restaurants and $0.2 million related to the write-down of equipment and ongoing closure costs associated with one restaurant, which was closed in 2010. In 2009, impairment and closure expenses included $3.2 million associated with the impairment of goodwill, reacquired franchise rights and other long-lived assets (primarily building and equipment). Additionally, in 2009, we recorded a gain of $0.6 million related to the sale of one restaurant which was relocated, a charge of $0.5 million in conjunction with the closure of one restaurant, and a credit of $0.1 million related to the settlement of a lease reserve associated with one restaurant which was closed in 2008. For all years presented, we also incurred costs primarily attributable to various restaurant closures in prior fiscal years.

        The goodwill impairment charges in 2011, 2010 and 2009 resulted from our annual testing, which relies, in part, on the historical and projected future cash flows of individual restaurants. We assign goodwill at the individual restaurant level. As such, we anticipate that we will incur future impairment charges as the historical and/or projected future financial performance of these restaurants change. The amount and timing of any potential future charges, however, is difficult to predict.

        See note 14 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2011, 2010 and 2009, including the impairments of goodwill and other long-lived assets.

General and Administrative Expenses ("G&A")

        G&A, as a percentage of total revenue, remained unchanged at 5.2% in 2011 compared to 2010. For 2011, an increase in average unit volumes and lower performance-based bonus expense as a result of lower plan profitability compared to the prior year were offset by higher costs associated with share-based compensation costs, legal fees, marketing and travel costs. In 2011, share-based compensation costs were $1.0 million higher as a result of a grant of restricted stock units on January 8, 2011 in conjunction with the extension of certain executive employment contracts at the beginning of 2010. In addition, in the first quarter of 2011, we incurred a one-time charge of $0.5 million related to restricted stock units granted in 2010.

        We expect share-based compensation costs to be approximately $1.8 million higher in 2012 compared to 2011 primarily driven by a higher stock price associated with a grant of restricted stock units on January 7, 2012 in conjunction with the execution of certain executive employment contracts at the beginning of 2012. Overall, in 2012, we expect total G&A costs to increase at a slower growth rate than our revenue.

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

Interest Expense, Net

        Net interest expense decreased to $2.4 million in 2011 from $2.7 million in 2010 which was a decrease from $3.3 million in 2009. The decrease in 2011 was primarily attributable to lower interest rates partially offset by higher outstanding borrowings under our credit facility. The decrease in 2010 was primarily attributable to the decrease in outstanding borrowings under our credit facility and lower interest rates.

Income Taxes

        We account for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"). Our effective tax rate decreased to 29.5% in 2011 from 32.2% in 2010. The decrease in 2011was primarily attributable to higher federal tax credits, including HIRE Act tax credits, lower non-deductible officer's compensation, and the benefit of certain incentive stock options exercised during the quarter. The HIRE Act tax credit is a 2011 federal tax credit enacted to encourage the retention of new hires for 52 weeks. The credit is only available for eligible new employees hired between February 4, 2010 and December 31, 2010 that remain employed for 52 consecutive weeks. Prior to 2011, as part of the HIRE Act, we received payroll tax exemptions, which lowered our restaurant labor expenses in 2010. For 2012, we expect the tax rate to increase to 32.5% to 33.0% primarily due to lower federal tax credits, based on the expiration of the HIRE Act and worker opportunity tax credits, and an expected increase in non-deductible officer's compensation.

        Our effective tax rate decreased to 32.2% in 2010 from 33.1% in 2009. The decrease in 2010 was primarily attributable to higher work opportunity tax credits, lower non-deductible stock compensation expense and lower non-deductible officers' compensation. The decrease was partially offset by the impact of higher profitability, which led to a lower benefit, on a percentage basis, of federal tax credits. The higher work opportunity tax credits resulted from the expansion of the federal program for disconnected youth for eligible employees hired through 2010.

Liquidity and Capital Resources

        The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$137,507	$119,908	$115,129
Net cash used in investing activities	(81,570)	(44,816)	(43,134)
Net cash used in financing activities	(64,421)	(39,735)	(30,395)

Net (decrease) increase in cash and cash equivalents	$(8,484)	$35,357	$41,600

        Net cash provided by operating activities was $137.5 million in 2011 compared to $119.9 million in 2010. This increase was primarily due to changes in working capital, along with increases in share-based compensation and net income. Net income was $5.7 million higher as a result of opening new restaurants and average unit volume growth, partially offset by lower margins. Net cash provided by operating activities was $119.9 million in 2010 compared to $115.1 million in 2009. This increase was primarily due to higher net income, partially offset by other changes in working capital. Net income was $11.4 million higher as a result of opening new restaurants, average unit volume growth and higher margins.

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

        Net cash used in investing activities was $81.6 million in 2011 compared to $44.8 million in 2010. This increase was primarily due to spending on capital expenditures as a result of more restaurant openings in 2011 compared to 2010 and more planned openings in 2012. We opened 20 company restaurants in 2011 and plan to open 25 company restaurants in 2012. Net cash used in investing activities was $44.8 million in 2010 compared to $43.1 million in 2009. This increase was primarily due to spending on capital expenditures. While we opened 14 restaurants in 2010, compared to 17 restaurants in 2009, we had more restaurants in the development pipeline in 2010 as a result of planned increased growth in 2011.

        We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisitions of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 27, 2011, there were 121 restaurants developed on land which we owned.

        The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants:

(in 000's)	2011	2010	2009
New company restaurants	$63,494	$29,796	$30,633
Refurbishment of existing restaurants(1)	18,264	15,255	14,883

Total capital expenditures	$81,758	$45,051	$45,516

Acquisition of franchise restaurants, net of cash acquired	$—	$—	$25
Restaurant-related repairs and maintenance expense(2)	$12,593	$11,888	$11,088

(1)
Includes minimal capital expenditures related to support center office.

(2)
These amounts were recorded as an expense in the income statement as incurred.

        Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2012, we expect our capital expenditures to be $80.0 to $85.0 million, the majority of which will relate to planned restaurant openings, including 25 restaurant openings in 2012. This amount excludes any cash used for franchise acquisitions. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility. For 2012, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our credit facility.

        Net cash used in financing activities was $64.4 million in 2011 compared to $39.7 million in 2010. This increase was primarily due to the repurchase of shares of common stock in 2011 of $59.1 million, the payment of dividends in 2011 of $17.0 million and a decrease in the proceeds from the exercise of stock options, partially offset by increased borrowings under our credit facility of $10.0 million. Net cash used in financing activities was $39.7 million in 2010 compared to $30.4 million in 2009. This increase was primarily due to increased payments on borrowings under our credit facility, partially offset by an increase in proceeds from the exercise of stock options.

        On February 17, 2011, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $50.0 million of our common stock. On August 18, 2011, our Board of Directors approved a $50.0 million increase in our stock repurchase program. During 2011, we paid approximately $59.1 million to repurchase 3,972,100 shares of our common stock and we had $40.9 million remaining under our authorized stock repurchase program as of December 27, 2011. On February 16, 2012, our Board of Directors cancelled this stock repurchase program, which had no expiration date, and approved a new stock repurchase program under which it authorized the Company to repurchase up to $100 million of its common stock. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations

        We paid cash dividends of $17.0 million in 2011. On November 17, 2011, our Board of Directors authorized the payment of a cash dividend of $0.08 per share of common stock. This payment was distributed on December 30, 2011 to shareholders of record at the close of business on December 14, 2011. The declared dividends are included as a liability on our consolidated balance sheet as of December 27, 2011. Additionally, on February 16, 2012, our Board of Directors authorized the payment of a cash dividend of $0.09 per share of common stock. This payment will be distributed on March 30, 2012 to shareholders of record at the close of business on March 14, 2012. The increase in the dividend per share amount reflects the increase in our annual dividend rate from $0.32 per share in 2011 to $0.36 per share in 2012. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        We paid distributions of $2.3 million and $2.2 million to equity holders of 11 of our majority-owned company restaurants in 2011 and 10 of our majority-owned company restaurants in 2010, respectively. In 2009, we paid $2.1 million to equity holders of nine of our majority-owned company restaurants.

        On August 12, 2011, we entered into a new $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. This facility replaces our previous five-year revolving credit facility. The new facility expires on August 12, 2016. The terms of the facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.50%. We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio. The weighted-average interest rate for the revolver at December 27, 2011 and December 28, 2010 was 3.20% and 3.59%, respectively, including interest rate swaps. At December 27, 2011, we had $60.0 million of outstanding borrowing under our credit facility and $136.2 million of availability net of $3.8 million of outstanding letters of credit. At December 28, 2010 we had $50.0 million of outstanding borrowings under our credit facility and $196.2 million of availability net of $3.8 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 27, 2011.

        In addition to the amounts outstanding from our credit facility, we had various other notes payable totaling $1.7 million and $1.9 million at December 27, 2011 and December 28, 2010, respectively, with interest rates ranging from 10.46% to 10.80%. Each of these notes relate to the financing of specific restaurants. Our total weighted average effective interest rate at December 27, 2011 and December 28, 2010 was 3.40% and 3.84%, respectively.

        On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR for a term ending on November 7, 2015, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount. Our counterparty in the interest rate swap is JP Morgan Chase Bank, N.A.

        On January 7, 2009, we entered into another interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount. Our counterparty in this interest rate swap is JP Morgan Chase Bank, N.A.

Contractual Obligations

        The following table summarizes the amount of payments due under specified contractual obligations as of December 27, 2011:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$61,679	$206	$483	$60,440	$550
Capital lease obligations	226	98	128	—	—
Interest(1)	12,752	2,299	4,497	4,248	1,708
Operating lease obligations	199,538	22,999	44,848	38,189	93,502
Capital obligations	58,618	58,618	—	—	—

Total contractual obligations(2)	$332,813	$84,220	$49,956	$102,877	$95,760

(1)
Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations. Uses interest rates as of December 27, 2011 for our variable rate debt. Interest payments on our variable-rate revolving credit facility balance at December 27, 2011 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements. The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.50% margin, which was in effect as of December 27, 2011.

(2)
Unrecognized tax benefits under Accounting Standards Codification ("ASC") 740 are immaterial and, therefore, are excluded from this amount.

        The Company has no material minimum purchase commitments with its vendors that extend beyond a year. See notes 3 and 6 to the Consolidated Financial Statements for details of contractual obligations.

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

Recent Accounting Pronouncements

  Fair Value Measures and Disclosures
  (ASU 2010-06)

        In January 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-06 which amends ASC 820, Fair Value Measures and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfer into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (our 2010 fiscal year), except for requirements related to Level 3 disclosures, which are effective for annual and interim period beginning after December 15, 2010 (our 2011 fiscal year). This guidance requires new disclosures only, and had no impact on our consolidated financial position, results of operations or cash flows.

  Comprehensive Income
  (ASU 2011-05)

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for annual and interim reporting periods beginning after December 15, 2011 (our 2012 fiscal year). The adoption of this new guidance will have no impact on our consolidated financial position, results of operations or cash flows, though it will change our financial statement presentation.

  Goodwill and Other Intangibles
  (ASU 2011-08)

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (our 2012 fiscal year), with early adoption permitted. We do not anticipate any changes to the content of our financial statements or disclosures as a result of adopting this guidance.

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

        See note 14 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2011, 2010 and 2009, including the impairments of goodwill and other long-lived assets.

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

        At December 27, 2011, we had 64 reporting units, primarily at the restaurant level, with allocated goodwill of $111.0 million. The average amount of goodwill associated with each reporting unit is $1.7 million with six reporting units having goodwill in excess of $4.0 million. Based on our estimate of fair value, we are currently monitoring seven restaurants with total goodwill of $16.6 million for potential impairment. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. The fair value of each of our other reporting units was substantially in excess of their respective carrying values as of the 2011 goodwill impairment test. See note 14 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2011, 2010 and 2009, including the impairments of goodwill and other long-lived assets.

        Insurance Reserves.    We self-insure a significant portion of expected losses under our workers compensation, general liability, employment practices liability and property insurance programs. In addition, starting in fiscal 2011, we self-insure a significant portion of expected losses under our employee healthcare insurance program. We purchase insurance for individual claims that exceed the amounts listed below:

Employment practices liability	$250,000
Workers compensation	$250,000
General liability	$250,000
Property	$50,000
Employee healthcare	$150,000

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

        Leases and Leasehold Improvements.    We lease land, buildings and/or certain equipment for the majority of our restaurants under non-cancelable lease agreements. Our land and building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more five-year periods. We account for leases in accordance with ASC 840, Leases, and other related authoritative guidance. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.

        Certain of our operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the amounts charged to operations and amounts paid as deferred rent. We generally do not receive rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease. We may receive rent holidays, which would begin on the possession date and end on the date construction of the restaurant begins, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight-line rent expense.

        Additionally, certain of our operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable. This may result in some variability in rent expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

        We make judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

        In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in Generally Accepted Accounting Policies ("GAAP") for leases. We are continuing to monitor the FASB and International Accounting Standards Board's activities regarding leases and will disclose expected impacts on our business and financial statements as rules are finalized.

Effects of Inflation

        We believe inflation has had a negative effect on our restaurant profitability during the past few years as we have not substantially offset increases in our restaurant and operating costs resulting from inflation by altering our menu, increasing menu prices and/or making other adjustments. Whether we are able and/or choose to offset the effects of inflation will determine to what, if any, extent inflation affects our restaurant profitability in future periods.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. Our options for the rate are the Base Rate, which is the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.50%, or LIBOR plus an applicable margin. At December 27, 2011, there was $60.0 million in outstanding borrowings under our revolving line of credit, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had various other notes payable totaling $1.7 million with fixed interest rates ranging from 10.46% to 10.80%.

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

        By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. Our counterparty in the interest rate swap is JP Morgan Chase Bank, N.A.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 27, 2011.

Changes in internal control

        During the fourth quarter of 2011, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2011.

        KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 27, 2011 as stated in their report at F-1.

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

        Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

        Information regarding corporate governance of the Company is incorporated herein by reference to the information set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 6, 2012.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 6, 2012.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 6, 2012.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 6, 2012.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1. Consolidated Financial Statements

Description	Page Number in Report
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 27, 2011 and December 28, 2010	F-3
Consolidated Statements of Income for the years ended December 27, 2011, December 28, 2010 and December 29, 2009	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 27, 2011, December 28, 2010 and December 29, 2009	F-5
Consolidated Statements of Cash Flows for the years ended December 27, 2011, December 28, 2010 and December 29, 2009	F-6
Notes to Consolidated Financial Statements	F-7
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
10.6
Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.7
Updated schedule as of December 28, 2010 of the owners of company-managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as set forth at Exhibit 10.4 of this Form 10-K
10.8
Updated schedule as of December 28, 2010 of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as set forth at Exhibit 10.6 of this Form 10-K
10.9
Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2006) (File No. 000-50972))
10.10
First Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated December 18, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 26, 2006) (File No. 000-50972))
10.11
Amended and Restated Credit Agreement, dated as of August 12, 2011, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 17, 2011 (File No. 000-50972))
10.12
Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 2007) (File No. 000-50972))
10.13
Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 2007) (File No. 000-50972))
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

Exhibit No.		Description
10.27		Fourth Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated July 22, 2009 between Paragon Centre Holdings LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2009 (File No. 000-50977))
10.33	*
Amended and Restated Employment Agreement between Registrant and G. Price Cooper, IV entered into as of January 8, 2010 (incorporated by reference to Exhibit 10.33 to Registrant's Current Report on Form 8-K dated August 18, 2011 (File No. 000-50972))
10.34	*
Letter Agreement between Texas Roadhouse, Inc. and G.J. Hart entered into on August 22, 2011, effective as of August 17, 2011 (incorporated by reference to Exhibit 10.34 to Registrant's Current Report on Form 8-K dated August 23, 2011 (File No. 000-50972))
10.35	*	Amended and Restated Employment Agreement between Registrant and W. Kent Taylor, entered into as of January 8, 2012
10.36	*	Amended and Restated Employment Agreement between Registrant and Scott M. Colosi, entered into as of January 8, 2012
10.37	*	Amended and Restated Employment Agreement between Registrant and Steven L. Ortiz, entered into as of January 8, 2012
10.38	*	Amended and Restated Employment Agreement between Registrant and G. Price Cooper, IV, entered into as of January 8, 2012
10.39	*	Amended and Restated Employment Agreement between Registrant and Jill Marchant, entered into as of January 8, 2012
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 27, 2011, filed February 24, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS ROADHOUSE, INC.
By:	/s/ W. KENT TAYLOR W. KENT TAYLOR Chairman of the Company, Chief Executive Officer, Director
Date: February 24, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. KENT TAYLOR W. Kent Taylor	Chairman of the Company, Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2012
/s/ G. PRICE COOPER, IV G. Price Cooper, IV	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2012
/s/ GREGORY N. MOORE Gregory N. Moore	Director	February 24, 2012
/s/ MARTIN T. HART Martin T. Hart	Director	February 24, 2012
/s/ JAMES F. PARKER James F. Parker	Director	February 24, 2012
/s/ JAMES R. RAMSEY James R. Ramsey	Director	February 24, 2012
/s/ JAMES R. ZARLEY James R. Zarley	Director	February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 27, 2011 and December 28, 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 27, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 27, 2011 and December 28, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Roadhouse, Inc.'s internal control over financial reporting as of December 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 24, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the internal control over financial reporting of Texas Roadhouse, Inc. as of December 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Roadhouse, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Texas Roadhouse Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Texas Roadhouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 27, 2011 and December 28, 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 27, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky
February 24, 2012

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 27, 2011	December 28, 2010
Assets
Current assets:
Cash and cash equivalents	$73,731	$82,215
Receivables, net of allowance for doubtful accounts of $39 in 2011 and $222 in 2010	16,526	12,563
Inventories, net	10,730	9,197
Prepaid income taxes	575	375
Prepaid expenses	7,045	7,204
Deferred tax assets	3,367	2,368

Total current assets	111,974	113,922

Property and equipment, net	497,217	458,983
Goodwill	110,946	111,785
Intangible assets, net	9,042	10,118
Other assets	11,491	7,993

Total assets	$740,670	$702,801

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$304	$274
Accounts payable	32,744	26,864
Deferred revenue—gift cards/certificates	44,058	39,165
Accrued wages	23,701	21,050
Accrued taxes and licenses	12,381	12,318
Dividends payable	5,535	—
Other accrued liabilities	17,649	12,387

Total current liabilities	136,372	112,058

Long-term debt and obligations under capital leases, excluding current maturities	61,601	51,906
Stock option and other deposits	4,546	4,052
Deferred rent	17,133	14,457
Deferred tax liabilities	8,715	8,444
Fair value of derivative financial instruments	4,247	2,178
Other liabilities	12,234	10,324

Total liabilities	244,848	203,419
Texas Roadhouse, Inc. and subsidiaries stockholders' equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,186,967 and 72,222,991 shares issued and outstanding at December 27, 2011 and December 28, 2010, respectively)	69	72
Additional paid in capital	206,019	250,874
Retained earnings	288,425	247,008
Accumulated other comprehensive loss	(2,609)	(1,338)

Texas Roadhouse, Inc. and subsidiaries stockholders' equity	491,904	496,616
Noncontrolling interests	3,918	2,766

Total equity	495,822	499,382

Total liabilities and stockholders' equity	$740,670	$702,801

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 27, 2011	December 28, 2010	December 29, 2009
Revenue:
Restaurant sales	$1,099,475	$995,988	$934,100
Franchise royalties and fees	9,751	9,005	8,231

Total revenue	1,109,226	1,004,993	942,331

Costs and expenses:
Restaurant operating costs:
Cost of sales	367,385	324,267	312,800
Labor	326,233	293,022	276,626
Rent	23,150	21,361	20,018
Other operating	184,073	172,893	158,961
Pre-opening	11,534	7,051	5,813
Depreciation and amortization	42,709	41,283	41,822
Impairment and closures	1,201	2,005	3,000
General and administrative	57,702	52,494	47,430

Total costs and expenses	1,013,987	914,376	866,470
Income from operations	95,239	90,617	75,861
Interest expense, net	2,413	2,673	3,273
Equity income from investments in unconsolidated affiliates	(366)	(428)	(221)

Income before taxes	$93,192	$88,372	$72,809
Provision for income taxes	26,765	27,683	23,491

Net income including noncontrolling interests	$66,427	$60,689	$49,318
Less: Net income attributable to noncontrolling interests	2,463	2,400	1,839

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$63,964	$58,289	$47,479

Net income per common share:
Basic	$0.90	$0.82	$0.68

Diluted	$0.88	$0.80	$0.67

Weighted average shares outstanding:
Basic	70,829	71,432	69,967

Diluted	72,278	72,929	71,298

Cash dividends declared per share	$0.32	$—	$—

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(in thousands, except share data)

	Class A		Class B
								Total Texas Roadhouse, Inc. and Subsidiaries
	Shares	Par Value	Shares	Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Noncontrolling Interests	Total
Balance, December 30, 2008	64,070,620	$64	5,265,376	$5	$220,385	$141,240	$(1,704)	$359,990	$2,807	$362,797

Comprehensive income:
Unrealized gain on derivatives, net of tax of $1.0 million	—	—	—	—	—	—	1,723	1,723	—	1,723
Net income	—	—	—	—	—	47,479	—	47,479	1,839	49,318

Total comprehensive income	—	—	—	—	—	—	—	49,202	1,839	51,041
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,068)	(2,068)
Conversion of Class B shares to Class A shares	5,265,376	5	(5,265,376)	(5)	—	—	—	—	—	—
Shares issued under stock option plan including tax effects	714,779	1	—	—	5,170	—	—	5,171	—	5,171
Indirect repurchase of shares for minimum tax withholdings	334,140	—	—	—	(1,484)	—	—	(1,484)	—	(1,484)
Share-based compensation	—	—	—	—	7,493	—	—	7,493	—	7,493

Balance, December 29, 2009	70,384,915	$70	—	$—	$231,564	$188,719	$19	$420,372	$2,578	$422,950

Comprehensive income:
Unrealized loss on derivatives, net of tax of $0.9 million	—	—	—	—	—	—	(1,357)	(1,357)	—	(1,357)
Net income	—	—	—	—	—	58,289	—	58,289	2,400	60,689

Total comprehensive income	—	—	—	—	—	—	—	56,932	2,400	59,332
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,212)	(2,212)
Shares issued under stock option plan including tax effects	1,397,832	1	—	—	14,384	—	—	14,385	—	14,385
Indirect repurchase of shares for minimum tax withholdings	440,244	1	—	—	(2,829)	—	—	(2,828)	—	(2,828)
Minority interest liquidation adjustments	—	—	—	—	69	—	—	69	—	69
Share-based compensation	—	—	—	—	7,686	—	—	7,686	—	7,686

Balance, December 28, 2010	72,222,991	$72	—	$—	$250,874	$247,008	$(1,338)	$496,616	$2,766	$499,382

Comprehensive income:
Unrealized loss on derivatives, net of tax of $0.8 million	—	—	—	—	—	—	(1,271)	(1,271)	—	(1,271)
Net income	—	—	—	—	—	63,964	—	63,964	2,463	66,427

Total comprehensive income	—	—	—	—	—	—	—	62,693	2,463	65,156
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,270)	(2,270)
Minority interest contribution	—	—	—	—	—	—	—	—	959	959
Minority interest liquidation adjustments	—	—	—	—	(37)	—	—	(37)	—	(37)
Dividends paid ($0.24 per share)	—	—	—	—	—	(17,012)	—	(17,012)	—	(17,012)
Dividends declared ($0.08 per share)	—	—	—	—	—	(5,535)	—	(5,535)	—	(5,535)
Shares issued under stock option plan including tax effects	477,525	1	—	—	7,283	—	—	7,284	—	7,284
Repurchase of shares of common stock	(3,972,100)	(4)	—	—	(59,143)	—	—	(59,147)	—	(59,147)
Indirect repurchase of shares for minimum tax withholdings	458,551	—	—	—	(3,483)	—	—	(3,483)	—	(3,483)
Share-based compensation	—	—	—	—	10,525	—	—	10,525	—	10,525

Balance, December 27, 2011	69,186,967	$69	—	$—	$206,019	$288,425	$(2,609)	$491,904	$3,918	$495,822

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 27, 2011	December 28, 2010	December 29, 2009
Cash flows from operating activities:
Net income including noncontrolling interests	$66,427	$60,689	$49,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,709	41,283	41,822
Deferred income taxes	70	1,799	(126)
Loss on disposition of assets	2,378	1,766	1,183
Impairment and closure	1,127	1,821	2,908
Equity income from investments in unconsolidated affiliates	(366)	(428)	(221)
Distributions received from investments in unconsolidated affiliates	336	383	322
Provision for doubtful accounts	183	(43)	387
Share-based compensation expense	10,525	7,686	7,493
Changes in operating working capital:
Receivables	(4,146)	(208)	(2,777)
Inventories	(1,533)	(1,193)	136
Prepaid expenses and other current assets	159	(1,593)	468
Other assets	(3,497)	(1,058)	(2,755)
Accounts payable	5,880	(1,018)	(4,293)
Deferred revenue—gift cards/certificates	4,893	4,722	2,178
Accrued wages	2,651	864	4,686
Excess tax benefits from share-based compensation	(2,255)	(3,159)	(1,774)
Prepaid income taxes and income taxes payable	2,055	(3,212)	11,962
Accrued taxes and licenses	63	3,739	15
Other accrued liabilities	5,262	1,715	(287)
Deferred rent	2,676	2,368	2,169
Other liabilities	1,910	2,985	2,315

Net cash provided by operating activities	137,507	119,908	115,129

Cash flows from investing activities:
Capital expenditures—property and equipment	(81,758)	(45,051)	(45,516)
Acquisition of franchise restaurants, net of cash acquired	—	—	25
Proceeds from sale of property and equipment, including insurance proceeds	188	235	2,357

Net cash used in investing activities	(81,570)	(44,816)	(43,134)

Cash flows from financing activities:
Proceeds from (repayments of) revolving credit facility, net	10,000	(49,000)	(31,000)
Repurchase of shares of common stock	(59,147)	—	—
Investments in unconsolidated affiliates	—	(35)	(34)
Distributions to noncontrolling interest holders	(2,270)	(2,212)	(2,068)
Excess tax benefits from share-based compensation	2,255	3,159	1,774
Proceeds from (repayment of) stock option and other deposits	494	399	(131)
Indirect repurchase of shares for minimum tax withholdings	(3,483)	(2,828)	(1,484)
Principal payments on long-term debt and capital lease obligations	(275)	(246)	(284)
Proceeds from exercise of stock options	5,017	11,028	2,832
Dividends paid to shareholders	(17,012)	—	—

Net cash used in financing activities	(64,421)	(39,735)	(30,395)

Net (decrease) increase in cash and cash equivalents	(8,484)	35,357	41,600
Cash and cash equivalents—beginning of year	82,215	46,858	5,258

Cash and cash equivalents—end of year	$73,731	$82,215	$46,858

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$2,368	$2,628	$3,315
Income taxes	$24,641	$29,095	$11,657

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

        The accompanying Consolidated Financial Statements as of December 27, 2011 and December 28, 2010 include the accounts of Texas Roadhouse, Inc. (the "Company", "we", "our" and/or "us"), and our wholly-owned subsidiaries, Texas Roadhouse Holdings LLC ("Holdings"), Texas Roadhouse Development Corporation ("TRDC"), Texas Roadhouse Management Corp ("Management Corp.") and Aspen Creek, LLC ("Aspen Creek"). We and our wholly-owned subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other license and franchise restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Management Corp. provides management services to Holdings, TRDC and certain other license and franchise restaurants.

        As of December 27, 2011, we owned and operated 294 restaurants and franchised and licensed an additional 72 restaurants in 47 states and one foreign country. Of the 294 restaurants we owned and operated, 291 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek. Of the 366 restaurants that were operating at December 27, 2011, (i) 294 were Company-owned restaurants, 282 of which were wholly-owned and 12 of which were majority-owned, (ii) 69 were franchise restaurants and (iii) 3 were license restaurants.

        As of December 28, 2010, we owned and operated 274 restaurants and franchised or licensed an additional 71 restaurants in 46 states. Of the 274 restaurants we owned and operated, 271 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek. Of the 345 restaurants that were operating at December 28, 2010, (i) 274 were Company-owned restaurants, 263 of which were wholly-owned and 11 of which were majority-owned, (ii) 68 were franchise restaurants and (iii) 3 were license restaurants.

(2) Summary of Significant Accounting Policies

  (a)    Principles of Consolidation

        At December 27, 2011, and December 28, 2010, we had minority ownership in 22 and 21 restaurants, respectively. The unconsolidated restaurants are accounted for using the equity method. We exercise significant control over the operating and financial policies of these entities based on the rights granted to us under each entity's operating or partnership agreement. Notwithstanding the significant control exercised by us over their affairs, we do not consolidate such entities because (i) we own only 5% to 10% of these entities and (ii) the revenue, expense and net income, and assets and liabilities that would be attributable to these entities would not be material to our financial position or results of operations. Should the financial position and results of operations of these entities become material to our financial position and results of operations in future periods, we will consolidate the entities into our results. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the companies whose accounts have been consolidated have been eliminated.

  (b)    Fiscal Year

        We utilize a 52 or 53 week accounting period that ends on the last Tuesday in December. We utilize a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal years 2011, 2010 and 2009 were 52 weeks in length.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

        Repairs and maintenance expense amounted to $12.6 million, $11.9 million and $11.1 million for the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively. These costs are included in other operating costs in our consolidated statements of income.

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

        In 2011, as a result of our annual goodwill impairment analysis, we determined that goodwill related to one restaurant was impaired as discussed further in note 14. Refer to note 5 for additional information related to goodwill and intangible assets.

  (i)    Other Assets

        Other assets consist primarily of deferred compensation plan assets, deposits and costs related to the issuance of debt. The debt issuance costs are being amortized to interest expense over the term of the related debt. For further discussion of the deferred compensation plan, see note 13.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (j)    Impairment or Disposal of Long-lived Assets

        In accordance with ASC 360-10-05, Property, Plant and Equipment, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Our evaluation requires an estimation of future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. If the carrying amount of the restaurant exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the assets. We generally measure fair value by discounting estimated future cash flows or by independent third party appraisal, if available. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. Assets to be disposed of within a year would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. In 2011, as a result of our impairment analysis, we determined that the land, building, equipment, furniture and fixtures as one restaurant was impaired. For further discussion regarding closures and impairments recorded in 2011, 2010 and 2009, including the impairments of goodwill and other long-lived assets, refer to note 14.

  (k)    Insurance Reserves

        We self-insure a significant portion of expected losses under our workers compensation, general liability, employment practices liability, property insurance and employee healthcare programs. We purchase insurance for individual claims that exceed the amounts listed below:

Employment practices liability	$250,000
Workers compensation	$250,000
General liability	$250,000
Property	$50,000
Employee healthcare	$150,000

        We record a liability for unresolved claims and for an estimate of incurred but not reported claims at our anticipated cost based on estimates provided by a third party administrator and/or actuary. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (l)    Segment Reporting

        We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. As of December 27, 2011, we operated 294 restaurants, each as a single operating segment, and franchised or licensed an additional 72 restaurants. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue. We aggregate similar operating segments into a single reportable operating segment if the businesses are considered similar under ASC 280, Segment Reporting.

  (m)    Revenue Recognition

        Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents our liability for gift cards and certificates that have been sold, but not yet redeemed. When the gift cards and certificates are redeemed, we recognize restaurant sales and reduce deferred revenue.

        For some of the gift cards that were sold, the likelihood of redemption is remote. When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed. We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that approximately 5% of the value of gift cards will never be redeemed. The methodology we use to match the expected redemption value of unredeemed gift cards to our historic redemption patterns is to amortize the historic 5% rate of breakage over a three year period. As a result, the amount of unredeemed gift card liability included in deferred revenue is the full value of unredeemed gift cards less the amortized portion of the 5% rate of breakage. We recorded our gift card breakage adjustment as a reduction of other operating expense. We review and adjust our estimates on a quarterly basis.

        We franchise Texas Roadhouse restaurants. We execute franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. We collect ongoing royalties of 2.0% to 4.0% of sales from domestic franchise restaurants. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise royalties and fees. We recognize initial franchise fees as revenue after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant. We received initial franchise fees of $0.2 million for the year ended December 27, 2011, $0.1 million for the year ended December 28, 2010 and$0.2 million for the year ended December 29, 2009. Continuing franchise royalties are recognized as revenue as the fees are earned. We also perform supervisory and administrative services for certain franchise and license restaurants for which we receive management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

income. Total revenue recorded for supervisory and administrative services for each of the years ended December 27, 2011, December 28, 2010, and December 29, 2009 was approximately $0.6 million, $0.6 million and $0.5 million, respectively.

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

  (o)    Advertising

        We have a domestic system-wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund's activity for the years ended December 27, 2011, December 28, 2010 and December 29, 2009. Domestic company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. These reimbursements do not exceed the costs we incur throughout the year associated with various marketing programs which are developed internally by us. Therefore, the net amount of the advertising costs incurred less amounts remitted by company and franchise restaurants is included in general and administrative expense in our consolidated statements of income.

        The company-owned restaurant contribution and other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income. These costs amounted to approximately $8.5 million, $7.7 million and $7.0 million for the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively.

  (p)    Leases and Leasehold Improvements

        We lease land, buildings and/or certain equipment for the majority of our restaurants under non-cancelable lease agreements. Our land and building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more five-year periods. We account for leases in accordance with ASC 840, Leases, and other related authoritative guidance. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.

        Certain of our operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the amounts charged to

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

operations and amounts paid as deferred rent. We generally do not receive rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease. We may receive rent holidays, which would begin on the possession date and end on the date construction of the restaurant begins, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight-line rent expense.

        Additionally, certain of our operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable. This may result in some variability in rent expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

        We make judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

        In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in U.S. generally accepted accounting principles ("GAAP") for leases.

  (q)    Use of Estimates

        We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reporting of revenue and expenses during the period to prepare these Consolidated Financial Statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, income taxes and share-based compensation expense. Actual results could differ from those estimates.

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

        We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. Our current derivatives have been designated and qualify as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. There was no hedge ineffectiveness recognized during the periods ended December 27, 2011, December 28, 2010 and December 29, 2009.

  (u)    Recent Accounting Pronouncements

  Fair Value Measures and Disclosures
  (ASU 2010-06)

        In January 2010, the FASB issued ASU 2010-06 which amends ASC topic 820, Fair Value Measures and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (our 2010 fiscal year), except for requirements related to Level 3 disclosures, which are effective for annual and interim period beginning after December 15, 2010 (our 2011 fiscal year). This guidance requires new disclosures only, and had no impact on our consolidated financial position, results of operations or cash flows.

  Comprehensive Income
  (ASU 2011-05)

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for annual and interim reporting periods beginning after December 15, 2011 (our 2012 fiscal year). The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows, though it will change our financial statement presentation.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  Goodwill and Other Intangibles
  (ASU 2011-08)

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (our 2012 fiscal year). We do not anticipate any changes to the content of our financial statements or disclosures as a result of adopting this guidance.

(3) Long-term Debt and Obligations Under Capital Leases

        Long-term debt and obligations under capital leases consisted of the following:

	December 27, 2011	December 28, 2010
Installment loans, due 2012 - 2020	$1,679	$1,865
Obligations under capital leases	226	315
Revolver	60,000	50,000

	61,905	52,180
Less current maturities	304	274

	$61,601	$51,906

        Maturities of long-term debt and obligations under capital leases at December 27, 2011 are as follows:

2012	$304
2013	338
2014	273
2015	283
2016	60,157
Thereafter	550

$61,905

        The weighted average interest rate for installment loans outstanding at December 27, 2011 and December 28, 2010 was 10.57% and 10.58%, respectively. The debt is secured by certain land and buildings and is subject to certain prepayment penalties.

        On August 12, 2011, we entered into a new $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. This facility replaces our previous five-year revolving credit facility. The new facility expires

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Long-term Debt and Obligations Under Capital Leases (Continued)

on August 12, 2016. The terms of the facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate or the Federal Funds rate plus 0.50%. We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio. The weighted-average interest rate for the revolver at both December 27, 2011 and December 28, 2010 was 3.20% and 3.59%, respectively, including interest rate swaps. At December 27, 2011, we had $60.0 million outstanding under the credit facility and $136.2 million of availability, net of $3.8 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 27, 2011.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Property and Equipment, Net

        Property and equipment were as follows:

	December 27, 2011	December 28, 2010
Land and improvements	$97,819	$94,046
Buildings and leasehold improvements	375,756	346,792
Equipment and smallwares	176,261	156,017
Furniture and fixtures	55,196	49,840
Construction in progress	19,094	4,889
Liquor licenses	5,851	5,450

	729,977	657,034
Accumulated depreciation and amortization	(232,760)	(198,051)

	$497,217	$458,983

        The amount of interest capitalized in connection with restaurant construction was approximately $0.3 million, $0.1 million and $0.1 million for the years ended December 27, 2011, December 28, 2010 and December 29, 2009. In 2011, as a result of our annual impairment analysis, we determined that property and equipment related one restaurant were impaired as discussed further in note 14. In 2010, no impairment was recorded as a result of our annual impairment analysis.

(5) Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 29, 2009	$113,465	$11,194
Additions	—	—
Amortization expense	—	(1,076)
Disposals and other, net	—	—
Impairment	(1,680)	—

Balance as of December 28, 2010	111,785	10,118
Additions	—	—
Amortization expense	—	(1,076)
Disposals and other, net	—	—
Impairment	(839)	—

Balance as of December 27, 2011	$110,946	$9,042

        Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 27, 2011 were $14.0 million and $5.0 million, respectively. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. The weighted average amortization period of reacquired franchise rights is approximately 14 years. Amortization expense for each of the next five years is expected to be $1.1 million. In 2011 and 2010, as a result of our goodwill and/or

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(5) Goodwill and Intangible Assets (Continued)

long-lived assets impairment analysis, we determined that goodwill related to certain restaurants was impaired as discussed further in note 14.

(6) Leases

        The following is a schedule of future minimum lease payments required for capital leases and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 27, 2011:

	Capital Leases	Operating Leases
2012	$117	$22,999
2013	117	22,721
2014	20	22,127
2015	—	19,853
2016	—	18,336
Thereafter	—	93,502

Total	254	$199,538

Less amount representing interest of 10.9%	28

Present value of minimum capital lease payments	226
Less current maturities of obligations under capital leases	98

Obligations under capital leases, excluding current maturities	$128

        Capitalized lease assets, primarily building, with a cost of approximately $0.8 million and $0.9 million at December 27, 2011 and December 28, 2010, respectively, are being amortized on a straight-line basis over the applicable lease terms and interest expense is recognized on the outstanding obligations. The total accumulated amortization of property held under capital leases totaled $0.4 million at both December 27, 2011 and December 28, 2010.

        Rent expense for operating leases consisted of the following:

	December 27, 2011	December 28, 2010	December 29, 2009
Minimum rent—occupancy	$22,532	$20,843	$19,574
Contingent rent	618	518	444

Rent expense, occupancy	23,150	21,361	20,018
Minimum rent—equipment and other	3,013	2,613	2,414

Rent expense	$26,163	$23,974	$22,432

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(7) Income Taxes

        Components of our income tax (benefit) and provision for the years ended December 27, 2011, December 28, 2010 and December 29, 2009 are as follows:

	Year Ended December 27, 2011	Year Ended December 28, 2010	Year Ended December 29, 2009
Current:
Federal	$20,546	$20,561	$18,680
State	6,149	5,323	4,937

Total current	26,695	25,884	23,617
Deferred:
Federal	289	1,788	231
State	(219)	11	(357)

Total deferred	70	1,799	(126)

Income tax provision	$26,765	$27,683	$23,491

        A reconciliation of the statutory federal income tax rate to our effective tax rate for December 27, 2011, December 28, 2010 and December 29, 2009 is as follows:

	December 27, 2011	December 28, 2010	December 29, 2009
Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.7	3.7	3.7
FICA tip tax credit	(6.0)	(5.4)	(6.2)
HIRE retention credit	(2.1)	—	—
Work opportunity tax credit	(1.2)	(2.1)	(1.4)
Incentive stock options	(0.2)	(0.1)	0.4
Nondeductible officer compensation	0.5	0.9	1.1
Other	(0.2)	0.2	0.5

Total	29.5%	32.2%	33.1%

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(7) Income Taxes (Continued)

        Components of deferred tax assets (liabilities) are as follows:

	December 27, 2011	December 28, 2010
Deferred tax assets:
Insurance reserves	$3,252	$2,641
Other reserves	473	343
Deferred rent	5,831	4,757
Share-based compensation	5,460	3,632
Unredeemed gift cards	2,812	2,627
Other assets and liabilities	4,791	4,537

Total deferred tax asset	22,619	18,537

Deferred tax liabilities:
Depreciation and amortization	(27,422)	(24,373)
Other assets and liabilities	(545)	(240)

Total deferred tax liability	(27,967)	(24,613)

Net deferred tax liability	$(5,348)	$(6,076)

Current deferred tax asset	$3,367	$2,368
Noncurrent deferred tax liability	(8,715)	(8,444)

Net deferred tax liability	$(5,348)	$(6,076)

        We have not provided any valuation allowance as we believe the realization of our deferred tax assets is more likely than not.

        A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

	Uncertain tax positions impacting tax rate	Uncertain tax positions not impacting tax rate	Total uncertain tax positions
Balance at December 29, 2009	$206	$198	$404
Additions to tax positions related to prior years	—	—	—
Reductions due to statute expiration	(82)	(198)	(280)

Balance at December 28, 2010	124	—	124
Additions to tax positions related to prior years	91	—	91
Reductions due to statute expiration	(91)	—	(91)

Balance at December 27, 2011	$124	$—	$124

        We, consistent with our existing policy, recognize both interest and penalties on unrecognized tax benefits as part of income tax expense. As of December 27, 2011, the total amount of accrued penalties and interest related to uncertain tax provisions was immaterial. As of December 28, 2010, the total amount of accrued penalties and interest related to uncertain tax provisions was $0.1 million. Included

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(7) Income Taxes (Continued)

in the balance of total unrecognized tax benefits at December 27, 2011 are no potential benefits, which, if recognized, would affect the effective tax rate.

        All entities for which unrecognized tax benefits exist as of December 27, 2011 possess a December tax year-end. As a result, as of December 27, 2011, the tax years ended December 30, 2008, December 29, 2009 and December 28, 2010 remain subject to examination by all tax jurisdictions. As of December 27, 2011, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 27, 2011, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 26, 2012.

(8) Preferred Stock

        Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 27, 2011 and December 28, 2010.

(9) Stockholders' Equity

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

        On February 17, 2011, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $50.0 million of our common stock. On August 18, 2011, our Board of Directors approved a $50.0 million increase in our stock repurchase program. On February 16, 2012, our Board of Directors cancelled this stock repurchase program, which had to expiration date and $40.9 million remaining as of December 27, 2011 and approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations. See note 18.

        For the years ended December 28, 2010 and December 29, 2009, we did not repurchase any shares of our common stock; however, for the year ended December 27, 2011, we paid approximately $59.1 million to repurchase 3,972,100 shares of our common stock.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(10) Earnings Per Share

        The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding. The diluted earnings per share calculations show the effect of the weighted-average stock options and restricted stock awards outstanding from our equity incentive plan as discussed in note 12. For the years ended December 27, 2011, December 28, 2010 and December 29, 2009, options to purchase 521,512, 1,798,911 and 2,861,892 shares, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect. For the year ended December 27, 2011, an immaterial number of shares of nonvested stock were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect. For the years ended December 28, 2010 and December 29, 2009, 16,546 and 18,475 shares of nonvested stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

        The following table sets forth the calculation of weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 27, 2011	December 28, 2010	December 29, 2009
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$63,964	$58,289	$47,479

Basic EPS:
Weighted-average common shares outstanding	70,829	71,432	69,967

Basic EPS	$0.90	$0.82	$0.68

Diluted EPS:
Weighted-average common shares outstanding	70,829	71,432	69,967
Dilutive effect of stock options and nonvested stock	1,449	1,497	1,331

Shares—diluted	72,278	72,929	71,298

Diluted EPS	$0.88	$0.80	$0.67

(11) Commitments and Contingencies

        The estimated cost of completing capital project commitments at December 27, 2011 and December 28, 2010 was approximately $58.6 million and $52.8 million, respectively.

        We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease. The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(11) Commitments and Contingencies (Continued)

in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021,the Fargo lease was assigned in February 2006 and expires in July 2016 and the Logan lease was assigned in January 2009 and expires in August 2019. As the fair value of the guarantees is not considered significant, no liability has been recorded. As discussed in note 17, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain officers, directors and 5% stockholders of the Company.

        During the year ended December 27, 2011, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

        On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit titled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that we engaged in a pattern and practice of age discrimination in hiring for certain restaurant positions in violation of the Age Discrimination in Employment Act. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age. The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs. We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them. Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

        On January 19, 2011, a civil case styled as a class action complaint titled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse ("Crenshaw") was filed. The complaint was subsequently amended to add additional plaintiffs. The complaint is pending in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-10549. The complaint alleges a failure to comply with Massachusetts labor laws, specifically that we improperly shared pooled tips with ineligible employees in all of our restaurants in Massachusetts. Currently, we operate nine restaurants in the state. We have filed an answer denying all material allegations and are in the early phases of discovery. Additionally, we have agreed to participate in mediation.

        We believe that we have meritorious defenses to the claims made in the Crenshaw case, and we intend to vigorously defend against them, including plaintiffs' efforts to certify a class action. Based on the preliminary status of this matter, specifically that no class has been certified, we cannot estimate the possible amount or range of loss, if any, associated with this matter. However, if the court imposes statutory penalties, including restitution of the difference between the tip credit wage and minimum wage, restitution of tips, treble damages and attorneys' fees, then the case could have a material adverse effect on our consolidated financial position, results of operation or cash flows.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(11) Commitments and Contingencies (Continued)

        We are involved in various other claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

(12) Share-based Compensation

        In May 2004, we adopted an equity incentive plan (the "Plan") for eligible participants. This Plan amended and restated the 1997 Texas Roadhouse Management Corp. Stock Option Plan. The Plan provides for granting of incentive and non-qualified stock options to purchase shares of common stock, stock bonus awards (restricted stock unit awards ("RSUs")) and restricted stock awards. The Plan provides for the issuance of 16,000,000 shares of common stock plus an annual increase to be added on the first day of the year for a period of ten years, commencing on January 1, 2005 and ending on (and including) January 1, 2014, equal to the lesser of one percent of the shares of common stock outstanding or 1,000,000 shares of common stock. Options are exercisable at various periods ranging from one to ten years from the date of grant. Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by eliminating stock option grants and, instead, granting RSUs as a form of share-based compensation. An RSU is the conditional right to receive one share of common stock upon satisfaction of the service-based vesting requirement.

        The following table summarizes the share-based compensation recorded in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 27, 2011	December 28, 2010	December 29, 2009
Labor expense	$3,905	$3,364	$2,836
General and administrative expense	6,620	4,322	4,657

Total share-based compensation expense	$10,525	$7,686	$7,493

        A summary of share-based compensation activity by type of grant as of December 27, 2011 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 28, 2010	3,996,512	$11.87
Granted	—	—
Forfeited	(32,466)	15.36
Exercised	(477,404)	10.53

Outstanding at December 27, 2011	3,486,642	$12.02	3.60	$12,224

Exercisable at December 27, 2011	3,460,585	$12.01	3.59	$12,155

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(12) Share-based Compensation (Continued)

        No stock options were granted during the fiscal years ended December 27, 2011, December 28, 2010 and December 29, 2009.

        The total intrinsic value of options exercised during the years ended December 27, 2011, December 28, 2010 and December 29, 2009 was $3.0 million, $9.6 million and $5.1 million, respectively. As of December 27, 2011, with respect to unvested stock options, there was an immaterial amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of less than one year. The total grant date fair value of stock options vested during the years ended December 27, 2011, December 28, 2010 and December 29, 2009 was $0.7 million, $1.3 million and $1.2 million, respectively.

        For the years ended December 27, 2011, December 28, 2010 and December 29, 2009, cash received from options exercised was $5.0 million, $11.0 million and $2.8 million, respectively. The excess tax benefit realized from tax deductions associated with options exercised for the years ended December 27, 2011, December 28, 2010 and December 29, 2009 was $2.3 million, $3.2 million and $1.8 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 28, 2010	1,205,410	$11.71
Granted	792,612	16.14
Forfeited	(138,150)	16.05
Vested	(673,392)	12.23

Outstanding at December 27, 2011	1,186,480	$13.71

        As of December 27, 2011, with respect to unvested RSUs, there was $7.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.4 years. The vesting terms of the RSUs range from approximately 1.0 to 5.0 years. The total grant date fair value of RSUs vested during the years ended December 27, 2011, December 28, 2010 and December 29, 2009 was $9.1 million, $6.5 million and $4.9 million, respectively.

(13) Fair Value Measurement

        ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Fair Value Measurement (Continued)

the use of unobservable inputs in measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

        There were no transfers among levels within the fair value hierarchy during the year ended December 27, 2011.

        The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 27, 2011	December 28, 2010
Interest rate swaps	2	$(4,247)	$(2,178)
Deferred compensation plan—assets	1	6,748	5,475
Deferred compensation plan—liabilities	1	(6,714)	(5,469)

Total		$(4,213)	$(2,172)

        The fair value of our interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration. See note 15 for discussion of our interest rate swaps.

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

        The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	December 27, 2011	December 28, 2010	Total losses
Long-lived assets held for sale	2	$1,398	$1,598	$200
Long-lived assets held for use	2	1,017	1,117	—
Goodwill	3	992	1,830	838

Total		$3,407	$4,545	$1,038

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Fair Value Measurement (Continued)

        Long-lived assets held for sale include land and building and are valued using Level 2 inputs, primarily independent third party appraisal. These assets are included in Property and equipment in our consolidated balance sheets as we do not expect to sell these assets in the next 12 months. Cost to market and/or sell the assets are factored into the estimates of fair value. During the 52 weeks ended December 27, 2011, long-lived assets held for sale with a carrying amount of $1.6 million were written down to their fair value of $1.4 million, resulting in a loss of $0.2 million, which is included in Impairment and closures in our consolidated statements of income.

        Long-lived assets held for use include building, equipment and furniture and fixtures and are valued using Level 2 inputs, primarily an independent third party appraisal. These assets are included in Property and equipment in our consolidated balance sheets. During the 52 weeks ended December 29, 2009, long-lived assets held for use with a carrying amount of $2.5 million were written down to their fair value of $1.2 million, resulting in a loss of $1.3 million, which is included in Impairment and closures in our consolidated statements of income. Depreciation expense of $0.1 million was recorded on these assets during the 52 weeks ended December 27, 2011.

        As of December 27, 2011 and December 28, 2010, goodwill in the table above relates to two and three underperforming restaurants, respectively, in which the carrying value of the associated goodwill was reduced to fair value, based on their historical results and anticipated future trends of operations. These charges are included in Impairment and closures in our consolidated statements of income. For further discussion of impairment charges, see note 14.

        At December 27, 2011 and December 28, 2010, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt is as follows:

	December 27, 2011		December 28, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans	$1,679	$2,044	$1,865	$2,324
Revolver	60,000	60,000	50,000	50,000

(14) Impairment and Closure Costs

        During 2011, 2010 and 2009, we recorded impairment charges of $1.2 million, $2.0 million and $3.0 million, respectively, related to goodwill and long-lived assets. These charges were measured and recognized following current accounting guidance which requires that the carrying value of these assets be tested for impairment whenever circumstances indicate that impairment may exist, or at least annually in the case of goodwill. Refer to note 2 for further discussion of the methodology used by us to test for long-lived asset and goodwill impairment.

        Impairment charges in 2011 included $0.8 million associated with the impairment of goodwill related to one restaurant and the $0.4 million related to the write-down of land, building, equipment and furniture and fixtures and ongoing closure costs associated with one restaurant closed in 2008. The

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(14) Impairment and Closure Costs (Continued)

goodwill impairment charges in 2011 resulted from our annual testing which relies, in part, on the historical trends and anticipated future trends of operations of individual restaurants.

        Impairment charges in 2010 included $1.7 million associated with the impairment of goodwill related to four restaurants and $0.2 million related to the write-down of equipment and ongoing closure costs associated with one restaurant, which was closed in 2010. The remaining $0.1 million in expenses were ongoing closure costs associated with one restaurant closed in 2008.

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

(15) Derivative and Hedging Activities

        We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under FASB ASC 815, Derivatives and Hedging ("ASC 815"). We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. Our counterparty in the interest rate swaps is JP Morgan Chase Bank, N.A. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

Interest Rate Swaps

        On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate credit facility. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under its revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(15) Derivative and Hedging Activities (Continued)

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

        We entered into the above interest rate swaps with the objective of eliminating the variability of our interest expense that arises because of changes in the variable interest rate for the designated interest payments. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income. We will reclassify any gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income when the interest rate swap expires or at the time we choose to terminate the swap. See note 13 for fair value discussion of these interest rate swaps.

        The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under ASC 815:

			Derivative Assets		Derivative Liabilities
	Balance Sheet Location		December 27, 2011	December 28, 2010	December 27, 2011	December 28, 2010
Derivative Contracts Designated as Hedging Instruments under ASC 815		(1)
Interest rate swaps			$—	$—	$4,247	$2,178

Total Derivative Contracts			$—	$—	$4,247	$2,178

(1)
Derivative assets and liabilities are included in fair value of derivative financial instruments on the consolidated balance sheets.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(15) Derivative and Hedging Activities (Continued)

        The following table summarizes the effect of derivative instruments on the consolidated statements of income for the 52 weeks ended December 27, 2011 and December 28, 2010:

				Amount of Gain Reclassified from AOCI to Income (effective portion)			Amount of (Loss) Gain Recognized in Income (ineffective portion)
						Location of (Loss) Gain Recognized in Income (ineffective portion)
	Amount of Loss Recognized in AOCI (effective portion)		Location of (Loss) Gain Reclassified from AOCI Income
	2011	2010		2011	2010		2011	2010
Interest rate swaps	$(1,271)	$(1,357)	—	$118	$136	—	$—	$—

(16) Related Party Transactions

        The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is for 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $224,000 for both 2011 and 2010.

        The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz. The lease term is 15 years and will terminate on March 31, 2020. Rent is approximately $16,600 per month and escalates 10% each five years during the term. The next rent escalation is in the second quarter of 2015. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent. Total rent payments were approximately $199,000 and $193,000 for 2011 and 2010, respectively.

        We have 15 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company at December 27, 2011, December 28, 2010 and December 29, 2009. These entities paid us fees of $2.2 million, $2.1 million and $2.1 million for the years ended December 27, 2011, December 28, 2010 and December 29, 2009, respectively. As discussed in note 11, we are contingently liable on leases which are related to three of these restaurants.

        On August 17, 2011, we entered into an agreement with G.J. Hart, our former President and Chief Executive Officer whereby Mr. Hart will provide consulting services to us from August 17, 2011 through January 2, 2012. In consideration of the services to be performed by Mr. Hart, our Board of Directors accelerated the vesting of a grant of 60,000 restricted stock units from January 7, 2012 to January 2, 2012. The agreement also provides for partial payment of health insurance premiums through December 31, 2011.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(17) Selected Quarterly Financial Data (unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$283,785	$279,572	$269,253	$276,616	$1,109,226
Total costs and expenses	$253,576	$255,824	$246,181	$258,406	$1,013,987
Income from operations	$30,209	$23,748	$23,072	$18,210	$95,239
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$19,793	$16,076	$15,798	$12,297	$63,964
Basic earnings per common share	$0.27	$0.23	$0.22	$0.18	$0.90
Diluted earnings per common share	$0.27	$0.22	$0.22	$0.17	$0.88
Cash dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.32

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$259,624	$255,162	$245,613	$244,594	$1,004,993
Total costs and expenses	$229,518	$231,833	$224,165	$228,860	$914,376
Income from operations	$30,106	$23,329	$21,448	$15,734	$90,617
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$19,241	$15,036	$13,952	$10,060	$58,289
Basic earnings per common share	$0.27	$0.21	$0.19	$0.14	$0.82
Diluted earnings per common share	$0.27	$0.21	$0.19	$0.14	$0.80
Cash dividends declared per share	$—	$—	$—	$—	$—

        In the fourth quarter of 2011, we recorded a charge of $0.8 million ($0.5 million after-tax) associated with the impairment of goodwill related to one restaurant which the carrying value was reduced to fair value.

        In the fourth quarter of 2010, we recorded a charge of $1.7 million ($1.1 million after-tax) associated with the impairment of goodwill related to four restaurants in which the carrying value was reduced to fair value.

        See note 14 for further discussion of impairment and closure costs.

(18) Subsequent Events

        On February 16, 2012, our Board of Directors authorized the payment of a cash dividend of $0.09 per share of common stock. This payment will be distributed on March 30, 2012, to shareholders of record at the close of business on March 14, 2012.

        Also on February 16, 2012, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations. Our Board of Directors cancelled the previous stock repurchase program, which had no expiration date and $40.9 million remaining as of December 27, 2011.