Form 10-Q
period 2012-03-27
Texas Roadhouse, Inc.
filed 2012-05-03
CIK 1289460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2012

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

The number of shares of common stock outstanding were 69,957,305 on April 25, 2012.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 27, 2012	December 27, 2011
Assets
Current assets:
Cash and cash equivalents	$77,322	$73,731
Receivables, net of allowance for doubtful accounts of $28 at March 27, 2012 and $39 at December 27, 2011	12,793	16,526
Inventories, net	9,822	10,730
Prepaid income taxes	—	575
Prepaid expenses	7,636	7,045
Deferred tax assets	5,246	3,367
Total current assets	112,819	111,974
Property and equipment, net	507,873	497,217
Goodwill	110,946	110,946
Intangible assets, net	8,773	9,042
Other assets	12,329	11,491
Total assets	$752,740	$740,670

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$312	$304
Accounts payable	32,758	32,744
Deferred revenue — gift cards	25,216	44,058
Accrued wages	26,788	23,701
Income tax payable	9,967	—
Accrued taxes and licenses	12,221	12,381
Dividends payable	6,270	5,535
Other accrued liabilities	24,113	17,649
Total current liabilities	137,645	136,372
Long-term debt and obligations under capital leases, excluding current maturities	51,520	61,601
Stock option and other deposits	4,567	4,546
Deferred rent	18,014	17,133
Deferred tax liabilities	7,695	8,715
Fair value of derivative financial instruments	4,325	4,247
Other liabilities	13,358	12,234
Total liabilities	237,124	244,848
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 69,877,507 and 69,186,967 shares issued and outstanding at March 27, 2012 and December 27, 2011, respectively)	70	69
Additional paid in capital	212,124	206,019
Retained earnings	301,024	288,425
Accumulated other comprehensive loss	(2,650)	(2,609)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	510,568	491,904
Noncontrolling interests	5,048	3,918
Total equity	515,616	495,822
Total liabilities and equity	$752,740	$740,670

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 27, 2012	March 29, 2011
Revenue:
Restaurant sales	$322,012	$281,320
Franchise royalties and fees	2,857	2,465

Total revenue	324,869	283,785

Costs and expenses:
Restaurant operating costs:
Cost of sales	109,655	93,541
Labor	93,347	82,720
Rent	6,252	5,657
Other operating	51,229	45,281
Pre-opening	3,585	1,890
Depreciation and amortization	11,347	10,600
Impairment and closures	19	26
General and administrative	20,033	13,861

Total costs and expenses	295,467	253,576

Income from operations	29,402	30,209

Interest expense, net	605	565
Equity income from investments in unconsolidated affiliates	(41)	(103)

Income before taxes	28,838	29,747
Provision for income taxes	9,085	9,272
Net income including noncontrolling interests	$19,753	$20,475
Less: Net income attributable to noncontrolling interests	884	682

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$18,869	$19,793

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivatives, net of tax of $0.1 million	(41)	108

Total comprehensive income	$18,828	$19,901

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.27	$0.27

Diluted	$0.27	$0.27

Weighted-average shares outstanding:
Basic	69,405	72,052

Diluted	70,830	73,727

Cash dividends declared per share	$0.09	$0.08

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 27, 2011	69,186,967	$69	$206,019	$288,425	$(2,609)	$491,904	$3,918	$495,822

Net income	—	—	—	18,869	—	18,869	884	19,753
Unrealized loss on derivatives, net of tax of $0.1 million	—	—	—	—	(41)	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	(763)	(763)
Minority interest contribution	—	—	—	—	—	—	1,009	1,009
Minority interest liquidation adjustments	—	—	(357)	—	—	(357)	—	(357)
Dividends declared ($0.09 per share)	—	—	—	(6,270)	—	(6,270)	—	(6,270)
Shares issued under stock option plan including tax effects	479,591	1	4,897	—	—	4,898	—	4,898
Settlement of restricted stock units	304,839	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(93,890)	—	(1,488)	—	—	(1,488)	—	(1,488)
Share-based compensation	—	—	3,053	—	—	3,053	—	3,053

Balance, March 27, 2012	69,877,507	$70	$212,124	$301,024	$(2,650)	$510,568	$5,048	$515,616

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 27, 2012	March 29, 2011
Cash flows from operating activities:
Net income including noncontrolling interests	$19,753	$20,475
Depreciation and amortization	11,347	10,600
Deferred income taxes	(2,861)	(313)
Loss on disposition of assets	1,007	539
Equity income from investments in unconsolidated affiliates	(41)	(103)
Distributions received from investments in unconsolidated affiliates	103	80
Provision for doubtful accounts	11	(31)
Share-based compensation expense	3,053	2,960
Changes in operating working capital:
Receivables	3,722	442
Inventories	908	638
Prepaid expenses and other current assets	(591)	307
Other assets	(760)	(1,309)
Accounts payable	14	1,593
Deferred revenue — gift cards	(18,842)	(16,836)
Accrued wages	3,087	2,061
Excess tax benefits from share-based compensation	(295)	(236)
Prepaid income taxes and income taxes payable	10,837	9,518
Accrued taxes and licenses	(160)	(170)
Other accrued liabilities	6,463	940
Deferred rent	881	593
Other liabilities	1,124	388

Net cash provided by operating activities	$38,760	$32,136

Cash flows from investing activities:
Capital expenditures — property and equipment	(22,839)	(12,458)
Proceeds from sale of property and equipment, including insurance proceeds	98	49

Net cash used in investing activities	$(22,741)	$(12,409)

Cash flows from financing activities:
Repayments of revolving credit facility, net	(10,000)	—
Proceeds from minority interest contributions and other	512	—
Distributions to noncontrolling interest holders	(763)	(611)
Excess tax benefits from share-based compensation	295	236
Proceeds from stock option and other deposits	21	315
Repurchase shares of common stock	—	(25,269)
Indirect repurchase of shares for minimum tax withholdings	(1,488)	(1,539)
Principal payments on long-term debt and capital lease obligations	(73)	(67)
Proceeds from exercise of stock options	4,603	2,413
Dividends paid to stockholders	(5,535)	—

Net cash used in financing activities	$(12,428)	$(24,522)

Net increase (decrease) in cash and cash equivalents	3,591	(4,795)
Cash and cash equivalents — beginning of period	73,731	82,215
Cash and cash equivalents — end of period	$77,322	$77,420

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$656	$426
Income taxes, net of refunds	$1,110	$66

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company”, “we” and/or “our”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest, as of and for the 13 weeks ended March 27, 2012 and March 29, 2011.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corp. (“Management Corp.”) and Aspen Creek, LLC (“Aspen Creek”).  We and our subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other franchise and license restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings, Aspen Creek and certain other license and franchise restaurants.  All material balances and transactions between the consolidated entities have been eliminated.

As of March 27, 2012 and March 29, 2011, we owned 5.0% to 10.0% equity interest in 22 and 21 franchise restaurants, respectively.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investment in these unconsolidated affiliates is included in Other assets in our condensed consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates in our condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 weeks ended March 27, 2012 are not necessarily indicative of the results that may be expected for the year ending December 25, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2011.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 27, 2012	March 29, 2011

Labor expense	$1,006	$938
General and administrative expense	2,047	2,022
Total share-based compensation expense	$3,053	$2,960

A summary of share-based compensation activity by type of grant as of March 27, 2012 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 27, 2011	3,486,642	$12.02
Granted	—	—
Forfeited	(37,023)	15.62
Exercised	(479,591)	9.60
Outstanding at March 27, 2012	2,970,028	$12.36	3.41	$13,818

Exercisable at March 27, 2012	2,955,584	$12.36	3.40	$13,752

The total intrinsic value of options exercised during the 13 weeks ended March 27, 2012 and March 29, 2011 was $3.4 million and $1.5 million, respectively.  As of March 27, 2012, with respect to unvested stock options, there was an immaterial amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of less than a year.  The total grant date fair value of stock options vested for the 13 week periods ended March 27, 2012 and March 29, 2011 was $0.1 million and $0.2 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 27, 2011	1,186,480	$13.71
Granted	930,614	15.45
Forfeited	(19,550)	13.63
Vested	(304,839)	12.30
Outstanding at March 27, 2012	1,792,705	$14.86

As of March 27, 2012, with respect to unvested RSUs, there was $18.2 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.7 years.  The vesting terms of the RSUs range from 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 week periods ended March 27, 2012 and March 29, 2011 was $3.7 million and $3.5 million, respectively.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	March 27, 2012	December 27, 2011
Installment loans, due 2012 — 2020	$1,629	$1,679
Obligations under capital leases	203	226
Revolver	50,000	60,000
	51,832	61,905
Less current maturities	312	304
	$51,520	$61,601

The weighted-average interest rate for installment loans outstanding was 10.57% at March 27, 2012 and December 27, 2011.  The debt is secured by certain land and buildings.

On August 12, 2011, we entered into a new $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, National Association, and Wells Fargo, National Association.  This facility replaced our previous five-year revolving credit facility.  The new facility expires on August 11, 2016.  The terms of the facility require us to pay interest on outstanding borrowings at London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at March 27, 2012 and December 27, 2011 was 4.09% and 3.20%, respectively, including the impact of interest rate swaps as discussed in note 4.  At March 27, 2012, we had $50.0 million outstanding under the credit facility and $145.7 million of availability, net of $4.3 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 27, 2012.

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

We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income.  We will reclassify any gain or loss from accumulated other comprehensive income (“AOCI”), net of tax, in our condensed consolidated balance sheet to interest expense in our condensed consolidated statement of income and comprehensive income when the interest rate swap expires or at the time we choose to terminate the swap.  See note 9 for fair value discussion of these interest rate swaps.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance	Derivative Assets		Derivative Liabilities
	Sheet Location	March 27, 2012	December 27, 2011	March 27, 2012	December 27, 2011

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$4,325	$4,247

Total Derivative Contracts		$—	$—	$4,325	$4,247

(1)                            Derivative assets and liabilities are included in fair value of derivative financial instruments in the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments in the condensed consolidated statements of income and comprehensive income for the 13 weeks ended March 27, 2012 and March 29, 2011:

						Location of
			Location of	Amount of Gain (Loss)		Gain (Loss)
	Amount of (Loss) Gain		Gain (Loss)	Reclassified from AOCI		Recognized	Amount of Gain (Loss)
	Recognized in AOCI		Reclassified	to Income (effective		in Income	Recognized in Income
	(effective portion)		from AOCI	portion)		(ineffective	(ineffective portion)
	2012	2011	to Income	2012	2011	portion)	2012	2011

Interest rate swaps	$(41)	$108	—	$35	$33	—	$—	$—

(5)           Recent Accounting Pronouncements

Comprehensive Income

(ASU 2011-05)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which was our presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated comprehensive income to net income alongside their respective components of net income and other comprehensive income.  All other provisions of this update are effective for annual and interim reporting periods beginning after December 15, 2011 (our 2012 fiscal year).  The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows, though it changed our income statement presentation.

Goodwill and Other Intangibles

(ASU 2011-08)

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.  The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.  This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (our 2012 fiscal year).  The adoption of this new guidance has no impact on the content of our financial statements or disclosures.

(6)           Commitments and Contingencies

The estimated cost of completing capital project commitments at March 27, 2012 and December 27, 2011 was approximately $57.9 million and $58.6 million, respectively.

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

We currently buy most of our beef from four suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them.  We have filed a response to the complaint.  Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

On January 19, 2011, a Massachusetts putative class action was filed styled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse. The complaint is pending in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-10549. The complaint alleges a failure to comply with Massachusetts wage laws specifically that we improperly shared pooled tips with ineligible employees. Currently, we operate nine restaurants in the state.  The parties began mediation in late February 2012 and on April 30, 2012, filed a Settlement Agreement (“the Agreement”) seeking preliminary court approval to settle the lawsuit.  Under the Agreement, the company agrees to pay $5.0 million, which includes payment of the plaintiffs’ attorneys’ fees, payment of expenses to administer the settlement, and individual payments to resolve the claims of servers employed in Massachusetts restaurants from January 18, 2005 through the date of final court approval.  The Agreement is subject to final approval of the court, which could take several months.  A preliminary approval hearing will be held on May 3, 2012.  As a result of the Agreement, we have recorded a $5.0 million charge which is included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income for the 13 weeks ended March 27, 2012.

We are involved in various other claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

(7)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $56,000 for each of the 13 week periods ending March 27, 2012 and March 29, 2011.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $50,000 for each of the 13 week periods ended March 27, 2012 and March 29, 2011.

We have 15 franchise and license restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders as of March 27, 2012 and March 29, 2011. These entities paid us fees of approximately $0.6 million and $0.5 million during both of the 13 week periods ended March 27, 2012 and March 29, 2011, respectively.  As disclosed in note 6, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended
	March 27, 2012	March 29, 2011

Options	299,572	310,504
Nonvested stock	12,885	210

Total	312,457	310,714

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 27, 2012	March 29, 2011
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$18,869	$19,793

Basic EPS:
Weighted-average common shares outstanding	69,405	72,052

Basic EPS	$0.27	$0.27

Diluted EPS:
Weighted-average common shares outstanding	69,405	72,052
Dilutive effect of stock options and restricted stock	1,425	1,675
Shares — diluted	70,830	73,727

Diluted EPS	$0.27	$0.27

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

There were no transfers among levels within the fair value hierarchy during the 13 week period ended March 27, 2012.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 27, 2012	December 27, 2011

Interest rate swaps	2	$(4,325)	$(4,247)
Deferred compensation plan - assets	1	7,545	6,748
Deferred compensation plan - liabilities	1	(7,539)	(6,714)

Total		$(4,319)	$(4,213)

The fair value of our interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration. See note 4 for discussion of our interest rate swaps.

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the “Deferred Compensation Plan”) is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in our condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the condensed consolidated statements of income and comprehensive income.

The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	March 27, 2012	December 27, 2011

Long-lived assets held for sale	2	$1,398	$1,398
Long-lived assets held for use	2	992	1,017
Goodwill	3	992	992

Total		$3,382	$3,407

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

At March 27, 2012 and December 27, 2011, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt are as follows:

	March 27, 2012		December 27, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loans — Level 2	$1,629	$1,972	$1,679	$2,044
Revolver — Level 1	50,000	50,000	60,000	60,000

(10)  Stock Repurchase Program

On February 16, 2012, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock.  Historically, repurchases under our stock repurchase program are made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

We did not repurchase any shares of our common stock during the 13 weeks ended March 27, 2012 through this authorized stock repurchase program.  For the 13 weeks ended March 29, 2011, we paid approximately $25.3 million to repurchase 1.5 million shares of our common stock at an average stock price of $16.85 through a previously authorized stock repurchase program.  These shares were recorded in Treasury stock in the condensed consolidated balance sheets at March 29, 2011.  These shares were retired in the second quarter of 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  The section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2011, and in our other Securities and Exchange Commission (“SEC”) filings, discusses some of the important risk factors that may affect our business, results of operations, or financial condition.  You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 373 restaurants in 47 states.  In addition, we opened our first international franchise-owned Texas Roadhouse in Dubai, UAE in 2011.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 27, 2012, our 374 restaurants included:

•  302 “company restaurants,” of which 290 were wholly-owned and 12 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income and comprehensive income.

• 72 “franchise restaurants,” of which 69 were franchise restaurants and three were license restaurants. We have a 5.0% to 10.0% ownership interest in 22 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in ten of the 12 majority-owned company restaurants, and (ii) 65 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 27, 2012 and March 29, 2011 are referred to as Q1 2012 and Q1 2011, respectively.

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

Our average capital investment for Texas Roadhouse restaurants opened during 2011, including pre-opening expenses, was $3.76 million.  This average includes 10 times the annual base rent amount for restaurants where we do not own the land.  We anticipate that our 2012 development costs will be fairly consistent with our 2011 costs.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement in April 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next 10 years, the first of which opened in August 2011.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for the minority ownership in three non-Texas Roadhouse restaurants, two of which were open as of the end of Q1 2012.  We may also look to acquire franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 302 restaurants we owned and operated at March 27, 2012, 299 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek.  We currently plan to open 25 restaurants in 2012, all of which will be company-owned Texas Roadhouse restaurants.  In addition, our existing franchise partners will open 2 to 3 Texas Roadhouse restaurants in 2012.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management. In Q1 2012, our average unit volumes and comparable restaurant sales increased 5.7% and 6.0%, respectively, for Texas Roadhouse restaurants.  The growth in these measures was due to a combination of menu price increases taken throughout 2011 and 2012 and higher guest traffic counts.  We believe the increased guest traffic counts is due to our continued focus on encouraging repeat visits by our guests through our continued commitment to operational standards relating to our quality of food and service, along with an improvement in the overall economy.  We also continue to drive various localized marketing programs in order to attract new guests and increase the frequency of visits of our existing guests.  In an effort to partially offset inflationary pressures, we have increased menu prices approximately 2.2% and 2.5% to 3.0% in 2012 and 2011, respectively.  In general, we continue to maintain our conservative approach on pricing as we remain focused on the long-term success of Texas Roadhouse.  This may create a challenge in terms of maintaining and/or increasing restaurant margins, as a percentage of sales, in any given year, depending on the level of inflation we experience.  In addition to restaurant margin, as a percentage of sales, we also focus on restaurant margin growth per store week as a measure of restaurant level profitability.

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing and operations. Typically, general and administrative costs have increased at a slower growth rate than our revenue.  Whether we are able to continue leveraging our infrastructure will depend, in part, on our new restaurant openings and our comparable restaurant sales growth rate going forward.  In 2012, our general and administrative costs will increase at a faster growth rate than our revenue as a result of a legal settlement charge of $5.0 million recorded in Q1 2012.

Returning Capital to Shareholders.  We continue to look at opportunities to return capital to our shareholders, including repurchases of common stock and payment of dividends.  On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  Any repurchases will be made through open market transactions.  As of March 27, 2012, $100.0 million remains authorized for repurchase.  Since 2008, we have paid $116.1 million to repurchase 10.5 million shares of our common stock at an average price per share of $11.08 through our authorized stock repurchase programs.

On February 16, 2012, our Board of Directors authorized the payment of a cash dividend of $0.09 per share of common stock.  This payment of $6.3 million was distributed on March 30, 2012, to shareholders of record at the close of business on March 14, 2012.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.  During 2011, we declared dividends of $22.5 million, or $0.32 per share of common stock.

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

Restaurant Margins.  Restaurant margins represent restaurant sales less restaurant operating costs.  Restaurant margins, as a percentage of restaurant sales, may fluctuate based on changes in average unit volumes, inflationary pressures, commodity costs and wage rates.  We also focus on restaurant margin growth per store week as a measure of restaurant level profitability as it provides additional insight on operating performance.

Other Key Definitions

Restaurant Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company-owned restaurants.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the condensed consolidated statements of income and comprehensive income.

Franchise Royalties and Fees.   Domestic franchisees typically pay a $40,000 initial franchise fee for each new restaurant.  In addition, at each renewal period, we receive a fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our domestic franchisees.

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

Pre-opening Expenses.   Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training salaries, travel expenses, rent, food, beverage and other initial supplies and expenses.

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

Equity Income from Unconsolidated Affiliates.   As of March 27, 2012 and March 29, 2011, we owned a 5.0% to 10.0% equity interest in 22 franchise restaurants.  Additionally, as of March 27, 2012, we owned a 40% equity interest in two non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at March 27, 2012 and March 29, 2011 included 12 and 11 majority-owned restaurants, respectively, all of which were open.

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

Results of Operations

	13 Weeks Ended
	March 27, 2012		March 29, 2011
($ in thousands)	$	%	$	%

Revenue:
Restaurant sales	322,012	99.1	281,320	99.1
Franchise royalties and fees	2,857	0.9	2,465	0.9

Total revenue	324,869	100.0	283,785	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	109,655	34.1	93,541	33.3
Labor	93,347	29.0	82,720	29.4
Rent	6,252	1.9	5,657	2.0
Other operating	51,229	15.9	45,281	16.1
(As a percentage of total revenue)
Pre-opening	3,585	1.1	1,890	0.7
Depreciation and amortization	11,347	3.5	10,600	3.7
Impairment and closure	19	NM	26	NM
General and administrative	20,033	6.2	13,861	4.9

Total costs and expenses	295,467	90.9	253,576	89.4
Income from operations	29,402	9.1	30,209	10.6
Interest expense, net	605	0.2	565	0.2
Equity income from investments in unconsolidated affiliates	(41)	NM	(103)	NM

Income before taxes	28,838	8.9	29,747	10.5
Provision for income taxes	9,085	2.8	9,272	3.3
Net income including noncontrolling interests	19,753	6.1	20,475	7.2
Net income attributable to noncontrolling interests	884	0.3	682	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	18,869	5.8	19,793	7.0

NM — Not meaningful

Reconciliation of GAAP and Non-GAAP Information

(in thousands, except per share data)

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this document, the Company has provided non-GAAP measurements which present operating results on a basis before the impact of a settlement of a legal matter.  This item is described in further detail throughout this document.

The Company used earnings before the impact of the legal settlement as a key performance measure of results of operations for purposes of evaluating performance internally.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of results before the impact of the legal settlement provides additional information to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations in the quarter ended March 27, 2012.

	13 weeks ended
	March 27, 2012	March 29, 2011
	$	$

Net income attributable to Texas Roadhouse, Inc. and subsidiaries, excluding settlement charge	21,931	19,793
Amount reserve for settlement of a legal matter, net of tax (1)	(3,062)	—
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	18,869	19,793

Weighted average diluted shares outstanding	70,830	73,727

Diluted earnings per share, excluding settlement charge	0.31	0.27
Impact of settlement charge on diluted earnings per share	(0.04)	—
	0.27	0.27

(1)

Amount reserved in Q1 2012 for the settlement of a legal matter was $5.0 million before the statutory income tax rate.  The settlement is included in general administrative costs in our condensed consolidated statements of income and comprehensive income.

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 27, 2011	294	72	366
Openings — Texas Roadhouse	8	—	8
Openings — Aspen Creek	—	—	—
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at March 27, 2012	302	72	374

Q1 2012 (13 weeks) Compared to Q1 2011 (13 weeks)

Restaurant Sales.   Restaurant sales increased by 14.5% in Q1 2012 as compared to Q1 2011.  These increases were primarily attributable to the opening of new restaurants and an increase in average unit volumes, primarily comparable restaurant sales.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q1 2012	Q1 2011
Company Restaurants
Increase in store weeks	7.9%	4.6%
Increase in average unit volumes	5.4%	4.8%
Other (1)	1.2%	(0.1)%
Total increase in restaurant sales	14.5%	9.3%

Store weeks	3,851	3,568
Comparable restaurant sales growth	6.0%	4.6%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	6.0%	4.6%
Average unit volume (in thousands)	$1,081	$1,022

(1)         Includes the impact of the year-over-year change in sales volume of all Aspen Creek restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed during the period.

The increases in store weeks for the periods presented above are attributable to the opening of new restaurants.  Company restaurant count activity is shown in the restaurant unit activity table above.

The increase in average unit volumes for Q1 2012 compared to Q1 2011 was primarily driven by positive comparable restaurant sales, partially offset by lower year-over-year sales at newer restaurants.  For Q1 2012 and Q1 2011, comparable restaurant sales increased 6.0% and 4.6%, respectively.  The increase in Q1 2012 was generated by an increase in our per person average check and guest traffic counts.  The increase in Q1 2011 was generated primarily by an increase in our guest traffic counts, along with a slight increase in per person average check.

The menu price increases we have taken throughout fiscal 2011 and in Q1 2012 are driving the increases in our per person average check in Q1 2012.  We increased menu prices in Q1 2012 approximately 2.2%.  In 2011, we increased menu prices approximately 2.5% to 3.0% with just over 1% during the first quarter of the year and the remaining during the third and fourth quarters of the year.  These menu price increases were taken as a result of inflationary pressures, primarily commodities.

In 2012, we plan to open 25 company restaurants, eight of which opened in Q1 2012.  We have begun construction for all the remaining restaurants.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.4 million, or by 15.9% in Q1 2012 from Q1 2011.  These increases were primarily attributable to an increase in average unit volumes and increasing royalty rates in conjunction with the renewal of certain franchise agreements.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, increased to 34.1% in Q1 2012 from 33.3% in Q1 2011.  This increase was primarily attributable to commodity inflation of approximately 7.5%.  Inflation has been driven by higher food costs on items such as pork and beef, partially offset by lower costs for certain produce items, specifically potatoes, tomatoes and lettuce.  For the remainder of 2012, we have fixed price contracts for approximately 70% of our overall food costs with the remainder subject to fluctuating market prices.  We expect commodity cost inflation of approximately 7.0% to 7.5% for full year 2012.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.0% in Q1 2012 compared to 29.4% in Q1 2011.  The decrease was primarily driven by an increase in comparable restaurant sales and was partially offset by labor inefficiencies associated with newer restaurants and higher average wage rates.  Typically newer restaurants open with an initial start-up period of higher than normalized sales volumes and higher than normalized labor costs, as a percentage of restaurant sales.  These inefficiencies tend to normalize approximately three to six months after opening.

In 2012, we anticipate our labor costs will be pressured by inflation due to state-mandated increases in minimum and tip wage rates.  We expect these increases in costs will be offset by menu pricing actions taken in Q1 2012, along with guest traffic growth.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, decreased to1.9% in Q1 2012 compared to 2.0% in Q1 2011.  The benefit from an increase in average unit volumes was partially offset by the impact of leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.9% in Q1 2012 from 16.1% in Q1 2011.  This decrease was primarily attributable to an increase in average unit volumes and lower utility costs and credit card fees, partially offset by higher general liability insurance costs and higher managing partner and market partner bonus expense.  Utility costs were lower primarily due to lower electricity and natural gas prices.  In addition, we continue to experience lower credit card fees due to regulatory changes related to debit card interchange fees that took effect in October 2011.  General liability insurance costs were higher in Q1 2012 due to unfavorable claims experience as we self-insure a significant portion of expected losses under our insurance programs.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $3.6 million in Q1 2012 from $1.9 million in Q1 2011.  This increase was primarily attributable to opening more restaurants in Q1 2012 compared to Q1 2011, along with having more restaurants in the development pipeline in Q1 2012.  We opened eight restaurants in Q1 2012 compared to two restaurants in Q1 2011 and we plan to open 25 company restaurants in 2012 compared to 20 company restaurants in 2011.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.  Based on our increased restaurant development plans, we expect pre-opening expenses to be higher in 2012.

Depreciation and Amortization Expense (“D&A”).   D&A, as a percentage of total revenue, decreased to 3.5% in Q1 2012 from 3.7% in Q1 2011.  This decrease was primarily attributable to an increase in average unit volumes.  In addition, lower depreciation expense, as a percentage of revenue, on short-lived assets in older restaurants was partially offset by higher depreciation expense, as a percentage of revenue, on the same type of assets in newer restaurants.

General and Administrative Expenses (“G&A”).  G&A, as a percentage of total revenue, increased to 6.2% in Q1 2012 from 4.9% in Q1 2011.  In 2012, we recorded a one-time, pre-tax charge of $5.0 million ($3.1 million after-tax), or 1.5%, as a percentage of total revenue, related to the settlement of a previously disclosed legal matter, subject to court approval.  This charge had a $0.04 impact on diluted earnings per share in Q1 2012.

Excluding this charge, G&A decreased to 4.6% in Q1 2012 from 4.9% in Q1 2011.  This decrease was primarily attributable to an increase in average unit volumes and lower share-based compensation costs, as a percentage of revenue, partially offset by higher costs associated with legal fees.  Share-based compensation costs were higher in Q1 2011 due to a one-time charge of $0.5 million recorded in Q1 2011 related to restricted stock units granted in 2010.

We expect share-based compensation costs to be approximately $1.8 million higher in 2012 compared to 2011 primarily driven by a higher stock price associated with a grant of restricted stock units on January 7, 2012 in conjunction with the execution of certain executive employment contracts at the beginning of 2012.  Overall, in 2012, we expect total G&A costs, excluding the legal settlement charge, to increase at a slower growth rate than our revenue.

Interest Expense, Net.   Interest expense remained relatively flat at $0.6 million in Q1 2012 compared to Q1 2011.  The increase in expense attributable to higher interest rates was offset by an increase in capitalized interest.

Income Tax Expense.   Our effective tax rate increased to 32.5% in Q1 2012 from 31.9% in Q1 2011. The increase in Q1 2012 was primarily attributable to the loss of the HIRE Retention tax credit, partially offset by higher FICA tip credits, as a percentage of pre-tax income.

The HIRE Retention tax credit was a 2011 federal tax credit enacted to encourage the retention of new hires for 52 weeks and ended after 2011.

We expect the tax rate to increase to 32.5% to 33.0% for fiscal 2012 due to lower federal tax credits and an expected increase in non-deductible officer’s compensation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
	March 27, 2012	March 29, 2011

Net cash provided by operating activities	$38,760	$32,136
Net cash used in investing activities	(22,741)	(12,409)
Net cash used in financing activities	(12,428)	(24,522)

Net increase (decrease) in cash and cash equivalents	$3,591	$(4,795)

Net cash provided by operating activities was $38.8 million in Q1 2012 compared to $32.1 million in Q1 2011.  This increase was primarily due to an increase in net income, excluding a $5.0 million accrual relating to the settlement of a previously disclosed legal matter, along with other changes in working capital.  The continued opening of new restaurants and an increase in comparable restaurant sales drove growth in net income prior to the charge.

Our operations have not required significant working capital and we have been able to operate with negative working capital in the past.  Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables.  In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $22.7 million in Q1 2012 compared to $12.4 million in Q1 2011.  This increase was primarily due to spending on capital expenditures as a result of more restaurant openings in Q1 2012 compared to Q1 2011 and more planned openings in 2012 than in 2011.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 27, 2012, 122 of the 302 company restaurants had been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants:

(in 000’s)	Q1 2012	Q1 2011
New company restaurants	$16,714	$8,589
Refurbishment of existing restaurants (1)	6,125	3,869
Total capital expenditures	$22,839	$12,458

Restaurant-related repairs and maintenance expense (2)	$3,625	$2,852

(1) Includes minimal capital expenditures related to support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2012, we expect our capital expenditures to be $80.0 to $85.0 million, the majority of which will relate to planned restaurant openings, including 25 restaurant openings in 2012.  This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility.  For 2012, we anticipate net cash provided by operating activities will exceed capital expenditures. We currently plan to use this excess to repurchase common stock, pay dividends (as approved by our Board of Directors), and/or repay borrowings under our credit facility.

Net cash used in financing activities was $12.4 million in Q1 2012 as compared to $24.5 million in Q1 2011.  This decrease was primarily due to no repurchases of shares of common stock in Q1 2012 compared to $25.3 million of repurchases in Q1 2011 partially offset by increased payments on borrowings under our credit facility in Q1 2012 and dividends paid.

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100 million of our common stock.  Historically, repurchases under our stock repurchase program are made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  We did not repurchase any shares of our common stock during Q1 2012 through our stock repurchase program.

We paid cash dividends of $5.5 million in Q1 2012 related to dividends declared in November 2011.  Additionally, on February 16, 2012, our Board of Directors authorized the payment of a cash dividend of $0.09 per share of common stock.  This payment of $6.3 million was distributed on March 30, 2012 to shareholders of record at the close of business on March 14, 2012.  The declared dividends are included as a liability in our condensed consolidated balance sheet as of March 27, 2012.

In Q1 2012, we paid distributions of $0.8 million to equity holders of 11 of our majority-owned company restaurants.  In Q1 2011, we paid distributions of $0.6 million to equity holders of 10 of our majority-owned company restaurants.

On August 12, 2011, we entered into a new $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, National Association, and Wells Fargo, National Association.  This facility replaced our previous five-year revolving credit facility.  The new facility expires on August 11, 2016.  The terms of the facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at March 27, 2012 and December 27, 2011 was 4.09% and 3.20%, respectively, including the impact of interest rate swaps discussed below.  At March 27, 2012, we had $50.0 million outstanding under the credit facility and $145.7 million of availability, net of $4.3 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 27, 2012.

At March 27, 2012, in addition to the amounts outstanding on our credit facility, we had various other notes payable totaling $1.6 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at March 27, 2012 was 4.29%, including the impact of interest rate swaps discussed below.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 27, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,629	$211	$496	$50,410	$512
Capital lease obligations	203	101	102	—	—
Interest (1)	11,236	1,971	3,841	3,730	1,694
Operating lease obligations	206,040	23,909	46,268	39,401	96,462
Capital obligations	57,863	57,863	—	—	—
Total contractual obligations	$326,971	$84,055	$50,707	$93,541	$98,668

(1)          Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of March 27, 2012 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at March 27, 2012 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.50% margin, which was in effect as of March 27, 2012.

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

Recently Issued Accounting Standards

Comprehensive Income

(ASU 2011-05)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which was our presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated comprehensive income to net income alongside their respective components of net income and other comprehensive income.  All other provisions of this update are effective for annual and interim reporting periods beginning after December 15, 2011 (our 2012 fiscal year).  The adoption of this new guidance has no impact on our consolidated financial position, results of operations or cash flows, though it did change our income statement presentation.

Goodwill and Other Intangibles

(ASU 2011-08)

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.  The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.  This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after

December 15, 2011 (our 2012 fiscal year).  The adoption of this new guidance has no impact on our consolidated financial position, results of operations, cash flows or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50%, or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0% or the LIBOR plus an applicable margin.  At March 27, 2012 there was $50.0 million outstanding under our revolving line of credit which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  Our various other notes payable totaled $1.6 million at March 27, 2012 and had fixed rates ranging from 10.46% to 10.80%.

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

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them.  We have filed a response to the complaint.  Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

On January 19, 2011, a Massachusetts putative class action was filed styled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse. The complaint is pending in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-10549. The complaint alleges a failure to comply with Massachusetts wage laws specifically that we improperly shared pooled tips with ineligible employees. Currently, we operate nine restaurants in the state.  The parties began mediation in late February 2012 and on April 30, 2012, filed a Settlement Agreement seeking preliminary court approval to settle the lawsuit.  Under the Agreement, the company agrees to pay $5.0 million, which includes payment of the plaintiffs’ attorneys’ fees, payment of expenses to administer the settlement, and individual payments to resolve the claims of servers employed in Massachusetts restaurants from January 18, 2005 through the date of final court approval.  The Agreement is subject to final approval of the court, which could take several months.  A preliminary approval hearing will be held on May 3, 2012.  As a result of the Agreement, we have recorded a $5.0 million charge which is included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income for the 13 weeks ended March 27, 2012.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 27, 2011, under the heading “Special Note Regarding Forward-looking Statements” and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2012, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. Historically, repurchases under our authorized stock repurchase program are made through open market transactions.  The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  This authorization replaced an existing stock repurchase program, which had no expiration date and $40.9 million remaining as of the cancellation date.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended March 27, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 28 to January 24	—	—	—	$40,932,770
January 25 to February 21	—	—	—	$100,000,000
February 22 to March 27	—	—	—	$100,000,000

Total	—		—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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
101

The following financial statements from the Texas Roadhouse, Inc. Quarterly Report on Form 10-Q for the quarter ended March 27, 2012, filed May 3, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: May 3, 2012	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: May 3, 2012	By:	/s/ G. PRICE COOPER, IV
G. Price Cooper, IV
Chief Financial Officer
(principal financial officer)
(chief accounting officer)