Form 10-Q
period 2012-06-26
Texas Roadhouse, Inc.
filed 2012-08-03
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2012

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

The number of shares of common stock outstanding were 70,367,509 on July 25, 2012.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 26, 2012	December 27, 2011
Assets
Current assets:
Cash and cash equivalents	$77,225	$73,731
Receivables, net of allowance for doubtful accounts of $23 at June 26, 2012 and $39 at December 27, 2011	14,045	16,526
Inventories, net	9,941	10,730
Prepaid income taxes	—	575
Prepaid expenses	5,336	7,045
Deferred tax assets	5,147	3,367
Total current assets	111,694	111,974
Property and equipment, net of accumulated depreciation of $250,883 at June 26, 2012 and $232,760 at December 27, 2011	515,620	497,217
Goodwill	110,946	110,946
Intangible assets, net	8,504	9,042
Other assets	12,612	11,491
Total assets	$759,376	$740,670

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$321	$304
Accounts payable	29,634	32,744
Deferred revenue — gift cards	21,285	44,058
Accrued wages	25,480	23,701
Income tax payable	5,142	—
Accrued taxes and licenses	12,370	12,381
Dividends payable	6,327	5,535
Other accrued liabilities	22,533	17,649
Total current liabilities	123,092	136,372
Long-term debt and obligations under capital leases, excluding current maturities	51,437	61,601
Stock option and other deposits	4,498	4,546
Deferred rent	18,691	17,133
Deferred tax liabilities	5,666	8,715
Fair value of derivative financial instruments	4,429	4,247
Other liabilities	13,695	12,234
Total liabilities	221,508	244,848
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 70,330,187 and 69,186,967 shares issued and outstanding at June 26, 2012 and December 27, 2011, respectively)	70	69
Additional paid in capital	220,645	206,019
Retained earnings	315,007	288,425
Accumulated other comprehensive loss	(2,715)	(2,609)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	533,007	491,904
Noncontrolling interests	4,861	3,918
Total equity	537,868	495,822
Total liabilities and equity	$759,376	$740,670

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Revenue:
Restaurant sales	$317,546	$277,089	$639,558	$558,409
Franchise royalties and fees	2,729	2,483	5,586	4,948

Total revenue	320,275	279,572	645,144	563,357

Costs and expenses:
Restaurant operating costs:
Cost of sales	106,860	92,266	216,515	185,807
Labor	93,235	82,912	186,582	165,632
Rent	6,379	5,700	12,631	11,357
Other operating	50,555	45,938	101,784	91,219
Pre-opening	2,780	2,196	6,365	4,086
Depreciation and amortization	11,546	10,553	22,893	21,153
Impairment and closures	20	20	39	46
General and administrative	17,653	16,239	37,686	30,100

Total costs and expenses	289,028	255,824	584,495	509,400

Income from operations	31,247	23,748	60,649	53,957

Interest expense, net	568	542	1,173	1,107
Equity income from investments in unconsolidated affiliates	(121)	(97)	(162)	(200)

Income before taxes	30,800	23,303	59,638	53,050
Provision for income taxes	9,952	6,604	19,037	15,876
Net income including noncontrolling interests	$20,848	$16,699	$40,601	$37,174
Less: Net income attributable to noncontrolling interests	538	623	1,422	1,305

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$20,310	$16,076	$39,179	$35,869

Other comprehensive (loss) income, net of tax:
Unrealized loss on derivatives, net of tax of $0.1 million, $0.5 million, $0.1 million and $0.4 million, respectively	(65)	(789)	(106)	(682)

Total comprehensive income	$20,245	$15,287	$39,073	$35,187

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.29	$0.23	$0.56	$0.50

Diluted	$0.28	$0.22	$0.55	$0.49

Weighted-average shares outstanding:
Basic	70,129	71,261	69,763	71,654

Diluted	71,587	72,791	71,247	73,256

Cash dividends declared per share	$0.09	$0.08	$0.18	$0.16

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 27, 2011	69,186,967	$69	$206,019	$288,425	$(2,609)	$491,904	$3,918	$495,822

Net income	—	—	—	39,179	—	39,179	1,422	40,601
Unrealized loss on derivatives, net of tax of $0.1 million	—	—	—	—	(106)	(106)	—	(106)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,523)	(1,523)
Minority interest contribution	—	—	—	—	—	—	1,044	1,044
Minority interest liquidation adjustments	—	—	(393)	—	—	(393)	—	(393)
Dividends paid ($0.09 per share)	—	—	—	(6,270)	—	(6,270)		(6,270)
Dividends declared ($0.09 per share)	—	—	—	(6,327)	—	(6,327)	—	(6,327)
Shares issued under stock option plan including tax effects	862,145	1	10,862	—	—	10,863	—	10,863
Settlement of restricted stock units	412,272	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(131,197)	—	(2,167)	—	—	(2,167)	—	(2,167)
Share-based compensation	—	—	6,324	—	—	6,324	—	6,324

Balance, June 26, 2012	70,330,187	$70	$220,645	$315,007	$(2,715)	$533,007	$4,861	$537,868

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 26, 2012	June 28, 2011
Cash flows from operating activities:
Net income including noncontrolling interests	$40,601	$37,174
Depreciation and amortization	22,893	21,153
Deferred income taxes	(4,753)	1,203
Loss on disposition of assets	1,683	971
Equity income from investments in unconsolidated affiliates	(162)	(200)
Distributions received from investments in unconsolidated affiliates	225	174
Provision for doubtful accounts	16	(73)
Share-based compensation expense	6,324	5,733
Changes in operating working capital:
Receivables	2,465	286
Inventories	789	308
Prepaid expenses and other current assets	1,709	2,094
Other assets	(1,044)	(2,882)
Accounts payable	(3,110)	1,557
Deferred revenue — gift cards	(22,773)	(20,739)
Accrued wages	1,779	1,507
Excess tax benefits from share-based compensation	(2,514)	(389)
Prepaid income taxes and income taxes payable	8,231	869
Accrued taxes and licenses	(11)	(241)
Other accrued liabilities	4,884	5,225
Deferred rent	1,558	1,237
Other liabilities	1,461	1,384

Net cash provided by operating activities	$60,251	$56,351

Cash flows from investing activities:
Capital expenditures — property and equipment	(42,547)	(29,093)
Proceeds from sale of property and equipment, including insurance proceeds	106	75

Net cash used in investing activities	$(42,441)	$(29,018)

Cash flows from financing activities:
Repayments of revolving credit facility, net	(10,000)	—
Proceeds from minority interest contributions and other	512	—
Distributions to noncontrolling interest holders	(1,523)	(1,221)
Excess tax benefits from share-based compensation	2,514	389
(Repayments) proceeds from stock option and other deposits	(48)	351
Repurchase shares of common stock	—	(25,269)
Indirect repurchase of shares for minimum tax withholdings	(2,167)	(2,246)
Principal payments on long-term debt and capital lease obligations	(147)	(134)
Proceeds from exercise of stock options	8,349	3,650
Dividends paid to stockholders	(11,806)	(5,692)

Net cash used in financing activities	$(14,316)	$(30,172)

Net increase (decrease) in cash and cash equivalents	3,494	(2,839)
Cash and cash equivalents — beginning of period	73,731	82,215
Cash and cash equivalents — end of period	$77,225	$79,376

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,269	$1,080
Income taxes, net of refunds	$15,551	$13,804

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company,” “we” and/or “our”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest, as of and for the 13 and 26 weeks ended June 26, 2012 and June 28, 2011.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corp. (“Management Corp.”) and Aspen Creek, LLC (“Aspen Creek”).  We and our subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other franchise and license Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings, Aspen Creek and certain other license and franchise Texas Roadhouse restaurants.  All material balances and transactions between the consolidated entities have been eliminated.

As of June 26, 2012 and June 28, 2011, we owned 5.0% to 10.0% equity interest in 22 and 21 franchise restaurants, respectively.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investment in these unconsolidated affiliates is included in Other assets in our condensed consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates in our condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 26 weeks ended June 26, 2012 are not necessarily indicative of the results that may be expected for the year ending December 25, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2011.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011

Labor expense	$1,123	$996	$2,129	$1,934
General and administrative expense	2,148	1,777	4,195	3,799
Total share-based compensation expense	$3,271	$2,773	$6,324	$5,733

A summary of share-based compensation activity by type of grant as of June 26, 2012 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 27, 2011	3,486,642	$12.02
Granted	—	—
Forfeited	(104,790)	11.40
Exercised	(862,145)	9.69
Outstanding at June 26, 2012	2,519,707	$12.84	3.41	$12,966

Exercisable at June 26, 2012	2,512,310	$12.84	3.40	$12,921

The total intrinsic value of options exercised during the 13 weeks ended June 26, 2012 and June 28, 2011 was $3.2 million and $0.7 million, respectively.  The total intrinsic value of options exercised during the 26 weeks ended June 26, 2012 and June 28, 2011 was $6.6 million and $2.1 million, respectively.  As of June 26, 2012, with respect to unvested stock options, there was an immaterial amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of less than a year.  The total grant date fair value of stock options vested for the 13 week periods ended June 26, 2012 and June 28, 2011 was $0.1 million and $0.2 million, respectively.  The total grant date fair value of stock options vested for the 26 week periods ended June 26, 2012 and June 28, 2011 was $0.1 million and $0.4 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 27, 2011	1,186,480	$13.71
Granted	1,067,746	15.85
Forfeited	(26,469)	13.83
Vested	(412,272)	12.92
Outstanding at June 26, 2012	1,815,485	$15.15

As of June 26, 2012, with respect to unvested RSUs, there was $17.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.6 years.  The vesting terms of the RSUs range from 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 week periods ended June 26, 2012 and June 28, 2011 was $1.6 million and $2.0 million, respectively.  For the 26 week periods ended June 26, 2012 and June 28, 2011, the total grant date fair value of RSUs vested was $5.3 million and $5.5 million, respectively.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	June 26, 2012	December 27, 2011
Installment loans, due 2012 — 2020	$1,579	$1,679
Obligations under capital leases	179	226
Revolver	50,000	60,000
	51,758	61,905
Less current maturities	321	304
	$51,437	$61,601

The weighted-average interest rate for installment loans outstanding was 10.57% at June 26, 2012 and December 27, 2011.  The debt is secured by certain land and buildings.

On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, National Association, and Wells Fargo, National Association.  This facility replaced our previous five-year revolving credit facility.  The new facility expires on August 11, 2016.  The terms of the facility require us to pay interest on outstanding borrowings at London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at June 26, 2012 and December 27, 2011 was 3.96% and 3.20%, respectively, including the impact of interest rate swaps as discussed in note 4.  At June 26, 2012, we had $50.0 million outstanding under the credit facility and $145.8 million of availability, net of $4.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 26, 2012.

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

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance Sheet		Derivative Assets		Derivative Liabilities
	Location		June 26, 2012	December 27, 2011	June 26, 2012	December 27, 2011

Derivative Contracts Designated as Hedging Instruments under ASC 815		(1)
Interest rate swaps			$—	$—	$4,429	$4,247

Total Derivative Contracts			$—	$—	$4,429	$4,247

(1)                            Derivative assets and liabilities are included in fair value of derivative financial instruments in the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments in the condensed consolidated statements of income and comprehensive income for the 26 weeks ended June 26, 2012 and June 28, 2011:

	Amount of Loss Recognized in AOCI (effective portion)		Location of Gain Reclassified from AOCI	Amount of Gain Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective	Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2012	2011	to Income	2012	2011	portion)	2012	2011

Interest rate swaps	$(106)	$(682)	Interest expense, net	$66	$63	—	$—	$—

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

(6)           Commitments and Contingencies

The estimated cost of completing capital project commitments at June 26, 2012 and December 27, 2011 was approximately $42.0 million and $58.6 million, respectively.

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

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them.  We filed a response to the complaint in the form of two motions, one to dismiss the case and one to transfer the case to Louisville, KY.  A hearing on the motions was held on July 16, 2012.  On July 24, 2012, the court issued a ruling allowing the EEOC to file an amended complaint containing additional information sufficient to meet the standard for stating a claim of age discrimination against Texas Roadhouse.  Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

On January 19, 2011, a Massachusetts putative class action was filed styled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse. The complaint is pending in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-10549. The complaint alleges a failure to comply with Massachusetts wage laws specifically that we improperly shared pooled tips with ineligible employees. Currently, we operate nine restaurants in the state.  The parties began mediation in late February 2012 and on April 30, 2012, filed a Settlement Agreement (“the Agreement”) seeking preliminary court approval to settle the lawsuit.  Under the Agreement, the company agrees to pay $5.0 million, which includes payment of the plaintiffs’ attorneys’ fees, payment of expenses to administer the settlement, and individual payments to resolve the claims of servers employed in Massachusetts restaurants from January 18, 2005 through the date of final court approval.  The Agreement is subject to final approval of the court.  Preliminary approval of the settlement was granted on May 3, 2012 and a final approval hearing is set for August 28, 2012.  As a result of the Agreement, as previously reported, we have recorded a $5.0 million charge in the first quarter of 2012 which is included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.

We are involved in various other claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

(7)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $56,000 for each of the 13 week periods ending June 26, 2012 and June 28, 2011.  For each of the 26 week periods ended June 26, 2012 and June 28, 2011, rent payments were $0.1 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $50,000 for each of the 13 week periods ended June 26, 2012 and June 28, 2011.  For each of the 26 week periods ended June 26, 2012 and June 28, 2011, rent payments were $0.1 million.

We have 15 franchise and license restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders as of June 26, 2012 and June 28, 2011. These entities paid us fees of approximately $0.6 million during both of the 13 week periods ended June 26, 2012 and June 28, 2011.  For the 26 week periods ended June 26, 2012 and June 28, 2011, these entities paid us fees of $1.3 million and $1.1 million, respectively.  As disclosed in note 6, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011

Options	291,902	309,281	295,737	309,892
Nonvested stock	16,333	—	11,644	72

Total	308,235	309,281	307,381	309,964

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$20,310	$16,076	$39,179	$35,869

Basic EPS:
Weighted-average common shares outstanding	70,129	71,261	69,763	71,654

Basic EPS	$0.29	$0.23	$0.56	$0.50

Diluted EPS:
Weighted-average common shares outstanding	70,129	71,261	69,763	71,654
Dilutive effect of stock options and restricted stock	1,458	1,530	1,484	1,602
Shares — diluted	71,587	72,791	71,247	73,256

Diluted EPS	$0.28	$0.22	$0.55	$0.49

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

There were no transfers among levels within the fair value hierarchy during the 13 and 26 week periods ended June 26, 2012.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 26, 2012	December 27, 2011

Interest rate swaps	2	$(4,429)	$(4,247)
Deferred compensation plan - assets	1	7,745	6,748
Deferred compensation plan - liabilities	1	(7,731)	(6,714)

Total		$(4,415)	$(4,213)

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

The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	June 26, 2012	December 27, 2011

Long-lived assets held for sale	2	$1,398	$1,398
Long-lived assets held for use	2	969	1,017
Goodwill	3	992	992

Total		$3,359	$3,407

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

Goodwill in the table above relates to two previously underperforming restaurants in which the carrying value of the associated goodwill was reduced to fair value, based on their historical results and anticipated future trends of operations.

At June 26, 2012 and December 27, 2011, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt are as follows:

	June 26, 2012		December 27, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loans - Level 2	$1,579	$1,899	$1,679	$2,044
Revolver — Level 1	50,000	50,000	60,000	60,000

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

We did not repurchase any shares of our common stock during the 13 and 26 week periods ended June 26, 2012 or the 13 weeks ended June 28, 2011 through this authorized stock repurchase program.  For the 26 weeks ended June 28, 2011, we paid approximately $25.3 million to repurchase 1,500,000 shares of our common stock under a previously approved program.  These shares were retired in the second quarter of 2011.

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

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 381 restaurants in 47 states.  In addition, we opened our first international franchise-owned Texas Roadhouse in Dubai, UAE in 2011.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 26, 2012, our 381 restaurants included:

•  309 “company restaurants,” of which 296 were wholly-owned and 13 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income and comprehensive income.

•  72 “franchise restaurants,” of which 69 were franchise restaurants and 3 were license restaurants. We have a 5.0% to 10.0% ownership interest in 22 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in 11 of the 13 majority-owned company restaurants, and (ii) 65 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 26, 2012 and June 28, 2011 are referred to as Q2 2012 and Q2 2011, respectively, and the 26 weeks ended June 26, 2012 and June 28, 2011 are referred to as 2012 YTD and 2011 YTD.

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

Our average capital investment for Texas Roadhouse restaurants opened during 2011, including pre-opening expenses, was $3.8 million.  This average includes 10 times the annual base rent amount for restaurants where we do not own the land.  We anticipate that our 2012 development costs will be fairly consistent with our 2011 costs.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement in April 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next 10 years, the first of which opened in August 2011.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for the minority ownership in three non-Texas Roadhouse restaurants, two of which were open as of the end of Q2 2012.  We may also look to acquire franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 309 restaurants we owned and operated at June 26, 2012, 306 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek.  We have opened 15 restaurants in 2012 YTD and we currently plan to open approximately 25 restaurants in 2012, all of which will be company-owned Texas Roadhouse restaurants.  In addition, we anticipate our existing franchise partners will open 2 to 3 Texas Roadhouse restaurants in 2012.

Maintaining and/or Improving Restaurant Level Profitability.  We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management. In Q2 2012, our average unit volumes and comparable restaurant sales increased 4.1% and 4.5%, respectively, for Texas Roadhouse restaurants.  In 2012 YTD, our average unit volumes and comparable restaurant sales increased 4.9% and 5.3%, respectively.  The growth in these measures was primarily due to a combination of menu price increases taken throughout 2011 and 2012 along with higher guest traffic counts.  In an effort to partially offset inflationary pressures, we increased menu prices approximately 2.2% in early 2012 and 2.5% to 3.0% during 2011.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on the long-term success of Texas Roadhouse.  This may create a challenge in terms of maintaining and/or increasing restaurant margins, as a percentage of sales, in any given year, depending on the level of inflation we experience.  However, in addition to restaurant margin, as a percentage of sales, we also focus on restaurant margin growth per store week as a measure of restaurant level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests through our continued commitment to operational standards relating to our quality of food and service.  We also continue to drive various localized marketing programs in order to attract new guests and increase the frequency of visits of our existing guests.

Leveraging Our Scalable Infrastructure.  To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing and operations. Our goal is to have general and administrative costs increase at a slower growth rate than our revenue.  Whether we are able to continue leveraging our infrastructure will depend, in part, on our new restaurant openings and our comparable restaurant sales growth rate going forward.  In 2012, we anticipate our general and administrative costs will increase at a faster growth rate than our revenue as a result of a legal settlement charge of $5.0 million recorded in the first quarter of 2012.

Returning Capital to Shareholders.  We continue to evaluate opportunities to return capital to our shareholders through the payment of dividends and/or repurchases of common stock.  We started paying dividends in 2011. During 2011, we declared dividends of $22.5 million, or $0.32 per share of common stock ($0.08 per share per quarter).  On May 17, 2012, our Board of Directors authorized the payment of a cash dividend of $0.09 per share of common stock.  This payment of $6.3 million was distributed on June 29, 2012, to shareholders of record at the close of business on June 13, 2012.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.  During 2012 YTD, we declared dividends of $12.6 million, or $0.18 per share of common stock ($0.09 per share per quarter).

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  Any repurchases will be made through open market transactions.  As of June 26, 2012, $100.0 million remains authorized for repurchase.  Since 2008, we have paid $116.1 million to repurchase 10.5 million shares of our common stock at an average price per share of $11.08 through our authorized stock repurchase programs.

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

Equity Income from Unconsolidated Affiliates.  As of June 26, 2012 and June 28, 2011, we owned a 5.0% to 10.0% equity interest in 22 and 21 franchise restaurants, respectively.  Additionally, as of June 26, 2012, we owned a 40% equity interest in two non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at June 26, 2012 and June 28, 2011 included 13 and 11 majority-owned restaurants, respectively, all of which were open.

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

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 26, 2012		June 28, 2011		June 26, 2012		June 28, 2011
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	317,546	99.1	277,089	99.1	639,558	99.1	558,409	99.1
Franchise royalties and fees	2,729	0.9	2,483	0.9	5,586	0.9	4,948	0.9

Total revenue	320,275	100.0	279,572	100.0	645,144	100.0	563,357	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	106,860	33.7	92,266	33.3	216,515	33.9	185,807	33.3
Labor	93,235	29.4	82,912	29.9	186,582	29.2	165,632	29.7
Rent	6,379	2.0	5,700	2.1	12,631	2.0	11,357	2.0
Other operating	50,555	15.9	45,938	16.6	101,784	15.9	91,219	16.3
(As a percentage of total revenue)
Pre-opening	2,780	0.9	2,196	0.8	6,365	1.0	4,086	0.7
Depreciation and amortization	11,546	3.6	10,553	3.8	22,893	3.5	21,153	3.8
Impairment and closure	20	NM	20	NM	39	NM	46	NM
General and administrative	17,653	5.5	16,239	5.8	37,686	5.8	30,100	5.3

Total costs and expenses	289,028	90.2	255,824	91.5	584,495	90.6	509,400	90.4
Income from operations	31,247	9.8	23,748	8.5	60,649	9.4	53,957	9.6
Interest expense, net	568	0.2	542	0.2	1,173	0.2	1,107	0.2
Equity income from investments in unconsolidated affiliates	(121)	NM	(97)	NM	(162)	NM	(200)	NM

Income before taxes	30,800	9.6	23,303	8.3	59,638	9.2	53,050	9.4
Provision for income taxes	9,952	3.1	6,604	2.3	19,037	3.0	15,876	2.8
Net income including noncontrolling interests	20,848	6.5	16,699	6.0	40,601	6.3	37,174	6.6
Net income attributable to noncontrolling interests	538	0.2	623	0.2	1,422	0.2	1,305	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	20,310	6.3	16,076	5.8	39,179	6.1	35,869	6.4

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

The Company used earnings before the impact of the legal settlement as a key performance measure of results of operations for purposes of evaluating performance internally. This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of results before the impact of the legal settlement provides additional information to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations in the 26 weeks ended June 26, 2012.

	26 weeks ended
	June 26, 2012	June 28, 2011
	$	$

Net income attributable to Texas Roadhouse, Inc. and subsidiaries, excluding settlement charge	42,241	35,869
Amount reserve for settlement of a legal matter, net of tax (1)	(3,062)	—
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	39,179	35,869

Weighted average diluted shares outstanding	71,247	73,256

Diluted earnings per share, excluding settlement charge	0.59	0.49
Impact of settlement charge on diluted earnings per share	(0.04)	—
	0.55	0.49

(1)          Amount reserved in the first quarter of 2012 for the settlement of a legal matter was $5.0 million before the statutory income tax rate.  The settlement is included in general administrative costs in our condensed consolidated statements of income and comprehensive income.

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 27, 2011	294	72	366
Openings — Texas Roadhouse	15	—	15
Openings — Aspen Creek	—	—	—
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at June 26, 2012	309	72	381

Q2 2012 (13 weeks) Compared to Q2 2011 (13 weeks) and 2012 YTD (26 weeks) Compared to 2011YTD (26 weeks)

Restaurant Sales.  Restaurant sales increased by 14.6% in Q2 2012 as compared to Q2 2011 and 14.5% in 2012 YTD compared to 2011 YTD.  These increases were primarily attributable to the opening of new restaurants and an increase in average unit volumes, primarily comparable restaurant sales.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q2 2012	Q2 2011	2012 YTD	2011 YTD

Increase in store weeks	9.8%	5.1%	8.9%	4.8%
Increase in average unit volumes	4.1%	4.6%	4.9%	4.8%
Other (1)	0.7%	(0.1)%	0.7%	(0.1)%
Total increase in restaurant sales	14.6%	9.6%	14.5%	9.5%

Store weeks	3,962	3,607	7,813	7,175
Comparable restaurant sales growth	4.5%	4.4%	5.3%	4.5%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.5%	4.4%	5.3%	4.6%
Average unit volume (in thousands)	$1,038	$997	$2,118	$2,019

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

The increase in average unit volumes for Q2 2012 and 2012 YTD was primarily driven by positive comparable restaurant sales, partially offset by lower year-over-year sales for the 16 restaurants included in our average unit volumes but excluded from comparable restaurant sales.  These restaurants were open during the fourth quarter of 2010 through the third quarter of 2011.  Comparable restaurants sales of 4.5% in Q2 2012 and 5.3% in 2012 YTD were primarily due to an increase of 3.9% in our per person average check for both periods, along with an increase in guest traffic counts.  The menu price increases we have taken in the first quarter of 2012 and throughout fiscal 2011 are driving the increase in our per person average check.  We increased menu prices in the first quarter of 2012 approximately 2.2%.  In 2011, we increased menu prices approximately 2.5% to 3.0% with just over 1% during the first quarter of the year and the remaining during the third and fourth quarters of the year.  These menu price increases were taken as a result of inflationary pressures, primarily commodities.

The increase in average unit volumes for Q2 2011 and 2011 YTD was primarily driven by positive comparable restaurant sales, along with higher year-over-year sales for the 11 restaurants included in our average unit volumes but excluded from comparable restaurant sales.  These restaurants were open during the fourth quarter of 2009 through the third quarter of 2010.  Comparable restaurant sales of 4.4% in Q2 2011 and 4.5% in 2011 YTD were primarily due to increases in our guest traffic counts of 3.1% in Q2 2011 and 3.7% in 2011 YTD, along with an increase in our per person average check driven by menu price increases taken in the first quarter of 2011 as previously discussed.

In 2012, we plan to open approximately 25 company restaurants, 15 of which opened in 2012 YTD.  We have begun construction for all the remaining restaurants.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.2 million, or by 9.9%, in Q2 2012 from Q2 2011 and increased by $0.6 million, or by 12.9% in 2012 YTD from 2011 YTD.  These increases were primarily attributable to an increase in average unit volumes and increasing royalty rates in conjunction with the renewal of certain franchise agreements.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, increased to 33.7% in Q2 2012 from 33.3% in Q2 2011 and increased to 33.9% in 2012 YTD from 33.3% in 2011 YTD.  These increases were primarily attributable to commodity inflation of approximately 7.0% for both the quarter and year to date, partially offset by the impact of menu pricing actions in 2012 and 2011 and the benefit of favorable mix shift.  Inflation was driven by higher food costs on items such as pork and beef, partially offset by lower costs for certain produce items, specifically potatoes, tomatoes and lettuce.  The benefit of favorable mix shift was primarily driven by the addition of pictures to the menu which has resulted in higher sales for the items shown.  These items have a slightly lower food cost, as a percentage of sales, than other items within the same category.

For the remainder of 2012, we have fixed price contracts for approximately 70% of our overall food costs, including approximately 90% of our beef, with the remainder subject to fluctuating market prices.  We expect commodity cost inflation of approximately 7.0% for full year 2012.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.4% in Q2 2012 compared to 29.9% in Q2 2011 and decreased to 29.2% 2012 YTD from 29.7% in 2011 YTD.  These decreases were primarily driven by an increase in average unit volumes, partially offset by labor inefficiencies associated with recently opened restaurants and higher average wage rates. The timing of restaurant openings in 2011 and 2012 YTD led to an increase in labor inefficiencies, as a percentage of restaurant sales, in Q2 2012 and 2012 YTD.  Typically, restaurants open with an initial start-up period of higher than normalized sales volumes and higher than normalized labor costs, as a percentage of restaurant sales.

We anticipate our labor costs will be pressured throughout 2012 by inflation due to state-mandated increases in minimum and tip wage rates.  For full year 2012, we do expect these increases in costs will be offset by menu pricing actions taken in the first quarter of 2012, along with guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, decreased to 2.0% in Q2 2012 compared to 2.1% in Q2 2011 and remained unchanged in 2012 YTD at 2.0%.  The benefit from an increase in average unit volumes was offset by the impact of leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses.  Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.9% in Q2 2012 from 16.6% in Q2 2011 and decreased to 15.9% in 2012 YTD from 16.3% in 2011 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower utility costs and credit card fees, partially offset by higher managing partner and market partner bonus expense.  Utility costs were lower primarily due to lower electricity and natural gas prices.  In addition, we continue to experience lower credit card fees due to regulatory changes related to debit card interchange fees that took effect in October 2011. Managing partner and market partner bonuses were higher as a result of better overall profitability in 2012 YTD versus 2011 YTD.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $2.8 million in Q2 2012 from $2.2 million in Q2 2011 and increased to $6.4 million in 2012 YTD from $4.1 million in 2011 YTD.  These increases were primarily attributable to opening more restaurants in 2012 than during the same period in 2011 combined with having more restaurants in the development pipeline in 2012.  We opened seven restaurants in Q2 2012 compared to 3 restaurants in Q2 2011 and opened 15 restaurants during the first half of 2012 compared with five restaurants during the first half of 2011.  We plan to open 25 company restaurants in 2012 compared to 20 company restaurants in 2011.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.  Based on our increased restaurant development plans, we expect pre-opening expenses to be higher in 2012.

Depreciation and Amortization Expense (“D&A”).  D&A, as a percentage of total revenue, decreased to 3.6% in Q2 2012 from 3.8% in Q2 2011 and decreased to 3.5% in 2012 YTD from 3.8% in 2011 YTD.  Along with an increase in average unit volumes, this decrease was primarily due to lower depreciation expense, as a percentage of revenue, on older restaurants as depreciation expense on short-lived assets, such as equipment, is falling off.  This decrease was partially offset by higher depreciation, as a percentage of revenue, at new restaurants.

General and Administrative Expenses (“G&A”).  G&A, as a percentage of total revenue, decreased to 5.5% in Q2 2012 from 5.8% in Q2 2011 and increased to 5.8% in 2012 YTD from 5.3% in 2011 YTD.  The decrease in Q2 2012 was primarily attributable to an increase in average unit volumes and lower costs related to our annual managing partner conference.  This decrease was partially offset by higher performance-based bonus expense of $0.7 million as a result of below plan profitability in 2011 YTD and higher share-based compensation costs.  In Q2 2012 and 2012 YTD we incurred costs of $1.6 million and $1.9 million, respectively, related to our annual managing partner conference compared to $2.8 million and $3.1 million in Q2 2011 and 2011 YTD, respectively.

The increase in 2012 YTD G&A was primarily attributable to a one-time, pre-tax charge of $5.0 million ($3.1 million after-tax) recorded in the first quarter of 2011 related to the settlement of a previously disclosed legal matter.  This charge had a $0.04 impact on diluted earnings per share in 2012 YTD.  This increase was offset by an increase in average unit volumes, lower share-based compensation costs and lower costs related to our annual managing partner conference in Q2 2012 as discussed above.  Share-based compensation costs were higher in the first quarter of 2011 due to a one-time charge of $0.5 million related to restricted stock units granted in 2010.

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

Interest Expense, Net.  Interest expense remained relatively flat at $0.6 million in Q2 2012 compared to Q2 2011 and increased slightly to $1.2 million in 2012 YTD from $1.1 million in 2011 YTD.  The increase in expense attributable to higher interest rates was offset by an increase in capitalized interest.

Income Tax Expense.  Our effective tax rate increased to 32.9% in Q2 2012 from 29.1% in Q2 2011 and increased to 32.7% in 2012 YTD from 30.7% in 2011 YTD.  The increase in Q2 2012 was primarily attributable to the loss of the HIRE Retention tax credit, lower FICA tip and Worker Opportunity tax credits (“WOTC”) as a percentage of pre-tax income, and higher non-deductible officer’s compensation.  The increase in 2012 YTD was primarily attributable to the loss of the HIRE Retention tax credit, higher non-deductible officer’s compensation and lower WOTC as a percentage of pre-tax income, partially offset by higher FICA tip credits.

The HIRE Retention tax credit was a 2011 federal tax credit enacted to encourage the retention of new hires for 52 weeks and ended after 2011.

We expect the tax rate to increase to 32.5% to 33.0% for fiscal 2012 due to lower federal tax credits and an expected increase in non-deductible officer’s compensation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
	June 26, 2012	June 28, 2011

Net cash provided by operating activities	$60,251	$56,351
Net cash used in investing activities	(42,441)	(29,018)
Net cash used in financing activities	(14,316)	(30,172)

Net increase (decrease) in cash and cash equivalents	$3,494	$(2,839)

Net cash provided by operating activities was $60.3 million in 2012 YTD compared to $56.4 million in 2011 YTD.  This increase was primarily due to an increase in net income driven by a continued growth in overall sales combined with higher restaurant level profitability.  The continued opening of new restaurants and an increase in comparable restaurant sales drove our sales growth.

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

Net cash used in investing activities was $42.4 million in 2012 YTD compared to $29.0 million in 2011 YTD.  This increase was primarily due to spending on capital expenditures as a result of more restaurant openings and increased spending on the refurbishment of existing restaurants such as remodeling, room additions and other general maintenance.  We plan to open approximately 25 restaurants in 2012 as compared to 20 restaurants in 2011.  We have opened 15 restaurants in 2012 YTD compared to five restaurants in 2011 YTD.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 26, 2012, 123 of the 309 company restaurants had been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants:

(in 000’s)	2012 YTD	2011 YTD
New company restaurants	$28,460	$21,396
Refurbishment of existing restaurants (1)	14,087	7,697
Total capital expenditures	$42,547	$29,093

Restaurant-related repairs and maintenance expense (2)	$6,960	$5,927

(1) Includes minimal capital expenditures related to support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2012, we expect our capital expenditures to be approximately $90.0 million, the majority of which will relate to planned restaurant openings, including 25 restaurant openings in 2012.  This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility.  For 2012, we anticipate net cash provided by operating activities will exceed capital expenditures. We currently plan to use this excess to repurchase common stock and/or pay dividends (as approved by our Board of Directors).

Net cash used in financing activities was $14.3 million in 2012 YTD as compared to $30.2 million in 2011 YTD.  This decrease was primarily due to no repurchases of shares of common stock in 2012 YTD compared to $25.3 million of repurchases in 2011 YTD.  The decrease in share repurchases along with higher proceeds from the exercise of stock options in 2012 YTD was partially offset by increased payments on borrowings under our credit facility and an additional dividend payment in 2012 YTD.  We began paying dividends in the second fiscal quarter of 2011.

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100 million of our common stock.  Historically, repurchases under our stock repurchase program are made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  We did not repurchase any shares of our common stock during 2012 YTD through our stock repurchase program.

We paid cash dividends of $6.3 million in Q2 2012 related to dividends declared in February 2012.  Additionally, on May 17, 2012, our Board of Directors authorized the payment of a cash dividend of $0.09 per share of common stock.  This payment of $6.3 million was distributed on June 29, 2012 to shareholders of record at the close of business on June 13, 2012.  The declared dividends are included as a liability in our condensed consolidated balance sheet as of June 26, 2012.

In 2012 YTD, we paid distributions of $1.5 million to equity holders of 12 of our majority-owned company restaurants.  In 2011 YTD, we paid distributions of $1.2 million to equity holders of 11 of our majority-owned company restaurants.

On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, National Association, and Wells Fargo, National Association.  This facility replaced our previous five-year revolving credit facility.  The new facility expires on August 11, 2016.  The terms of the facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at June 26, 2012 and December 27, 2011 was 3.96% and 3.20%, respectively, including the impact of interest rate swaps discussed below.  At June 26, 2012, we had $50.0 million outstanding under the credit facility and $145.8 million of availability, net of $4.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 26, 2012.

At June 26, 2012, in addition to the amounts outstanding on our credit facility, we had various other notes payable totaling $1.6 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at June 26, 2012 was 4.16%, including the impact of interest rate swaps discussed below.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 26, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,579	$217	$510	$50,380	$472
Capital lease obligations	179	104	75	—	—
Interest (1)	11,189	1,963	3,825	3,720	1,681
Operating lease obligations	210,017	24,662	47,201	40,322	97,832
Capital obligations	41,990	41,990	—	—	—
Total contractual obligations	$314,954	$68,936	$51,611	$94,422	$99,985

(1)         Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of June 26, 2012 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at June 26, 2012 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.50% margin, which was in effect as of June 26, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50%, or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0% or the LIBOR plus an applicable margin.  At June 26, 2012 there was $50.0 million outstanding under our revolving line of credit which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  As of June 26, 2012, our various other notes payable totaled $1.6 million and had a weighted average interest rate of 10.57%.

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

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Currently, we do not utilize fixed price contracts for certain commodities such as produce and certain dairy products, therefore, we are subject to prevailing market conditions when purchasing those types of commodities. For other commodities, we employ various purchasing and pricing contract techniques in an effort to minimize volatility, including fixed price contracts for terms of generally one year or less and negotiating prices with vendors with reference to fluctuating market prices.  We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

We are subject to business risk as our beef supply is highly dependent upon four vendors.  If these vendors were unable to fulfill their obligations under their contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them.  We filed a response to the complaint in the form of two motions, one to dismiss the case and one to transfer the case to Louisville, KY.  A hearing on the motions was held on July 16, 2012.  On July 24, 2012, the court issued a ruling allowing the EEOC to file an amended complaint containing additional information sufficient to meet the standard for stating a claim of age discrimination against Texas Roadhouse.  Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

On January 19, 2011, a Massachusetts putative class action was filed styled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse. The complaint is pending in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-10549. The complaint alleges a failure to comply with Massachusetts wage laws specifically that we improperly shared pooled tips with ineligible employees. Currently, we operate nine restaurants in the state.  The parties began mediation in late February 2012 and on April 30, 2012, filed a Settlement Agreement (“the Agreement”) seeking preliminary court approval to settle the lawsuit.  Under the Agreement, the company agrees to pay $5.0 million, which includes payment of the plaintiffs’ attorneys’ fees, payment of expenses to administer the settlement, and individual payments to resolve the claims of servers employed in Massachusetts restaurants from January 18, 2005 through the date of final court approval.  The Agreement is subject to final approval of the court.  Preliminary approval of the settlement was granted on May 3, 2012 and a final approval hearing is set for August 28, 2012.  As a result of the Agreement, as previously reported, we have recorded a $5.0 million charge in the first quarter of 2012 which is included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.

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

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended June 26, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 28 to April 24	—	—	—	$100,000,000
April 25 to May 22	—	—	—	$100,000,000
May 23 to June 26	—	—	—	$100,000,000

Total	—		—

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
101

The following financial statements from the Texas Roadhouse, Inc. Quarterly Report on Form 10-Q for the quarter ended June 26, 2012, filed August 3, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 3, 2012	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: August 3, 2012	By:	/s/ G. PRICE COOPER, IV
G. Price Cooper, IV
Chief Financial Officer (principal financial officer) (chief accounting officer)