Form 10-Q
period 2012-09-25
Texas Roadhouse, Inc.
filed 2012-11-02
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2012

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

The number of shares of common stock outstanding were 70,642,037 on October 24, 2012.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 25, 2012	December 27, 2011
Assets
Current assets:
Cash and cash equivalents	$84,320	$73,731
Receivables, net of allowance for doubtful accounts of $25 at September 25, 2012 and $39 at December 27, 2011	13,683	16,526
Inventories, net	9,521	10,730
Prepaid income taxes	—	575
Prepaid expenses	5,032	7,045
Deferred tax assets	5,814	3,367
Total current assets	118,370	111,974
Property and equipment, net of accumulated depreciation of $260,193 at September 25, 2012 and $232,760 at December 27, 2011	523,482	497,217
Goodwill	110,946	110,946
Intangible assets, net	8,235	9,042
Other assets	13,464	11,491
Total assets	$774,497	$740,670

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$329	$304
Accounts payable	27,645	32,744
Deferred revenue – gift cards	18,334	44,058
Accrued wages	24,470	23,701
Income tax payable	5,460	—
Accrued taxes and licenses	13,507	12,381
Dividends payable	6,353	5,535
Other accrued liabilities	24,555	17,649
Total current liabilities	120,653	136,372
Long-term debt and obligations under capital leases, excluding current maturities	51,352	61,601
Stock option and other deposits	4,584	4,546
Deferred rent	19,380	17,133
Deferred tax liabilities	4,714	8,715
Fair value of derivative financial instruments	4,384	4,247
Other liabilities	14,114	12,234
Total liabilities	219,181	244,848
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 70,620,137 and 69,186,967 shares issued and outstanding at September 25, 2012 and December 27, 2011, respectively)	71	69
Additional paid in capital	225,811	206,019
Retained earnings	326,721	288,425
Accumulated other comprehensive loss	(2,687)	(2,609)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	549,916	491,904
Noncontrolling interests	5,400	3,918
Total equity	555,316	495,822
Total liabilities and equity	$774,497	$740,670

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011
Revenue:
Restaurant sales	$306,025	$266,874	$945,583	$825,283
Franchise royalties and fees	2,631	2,379	8,217	7,327

Total revenue	308,656	269,253	953,800	832,610

Costs and expenses:
Restaurant operating costs:
Cost of sales	102,930	88,944	319,445	274,751
Labor	91,507	78,919	278,089	244,551
Rent	6,489	5,796	19,120	17,153
Other operating	50,183	45,112	151,967	136,331
Pre-opening	2,458	3,327	8,823	7,413
Depreciation and amortization	11,828	10,571	34,721	31,724
Impairment and closures	24	13	63	59
General and administrative	15,503	13,499	53,189	43,599

Total costs and expenses	280,922	246,181	865,417	755,581

Income from operations	27,734	23,072	88,383	77,029

Interest expense, net	603	669	1,776	1,776
Equity income from investments in unconsolidated affiliates	(141)	(71)	(303)	(271)

Income before taxes	27,272	22,474	86,910	75,524
Provision for income taxes	8,778	6,058	27,815	21,934
Net income including noncontrolling interests	$18,494	$16,416	$59,095	$53,590
Less: Net income attributable to noncontrolling interests	427	618	1,849	1,923

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$18,067	$15,798	$57,246	$51,667

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives, net of tax of $(0.1) million, $0.5 million, $0.1 million and $0.9 million, respectively	28	(788)	(78)	(1,469)

Total comprehensive income	$18,095	$15,010	$57,168	$50,198

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.26	$0.22	$0.82	$0.72

Diluted	$0.25	$0.22	$0.80	$0.71

Weighted-average shares outstanding:
Basic	70,482	70,800	70,004	71,370

Diluted	71,928	72,186	71,480	72,903

Cash dividends declared per share	$0.09	$0.08	$0.27	$0.24

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 27, 2011	69,186,967	$69	$206,019	$288,425	$(2,609)	$491,904	$3,918	$495,822

Net income	—	—	—	57,246	—	57,246	1,849	59,095
Unrealized loss on derivatives, net of tax of $0.1 million	—	—	—	—	(78)	(78)	—	(78)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,183)	(2,183)
Minority interest contribution	—	—	—	—	—	—	1,816	1,816
Minority interest liquidation adjustments	—	—	(394)	—	—	(394)	—	(394)
Dividends paid ($0.18 per share)	—	—	—	(12,597)	—	(12,597)		(12,597)
Dividends declared ($0.09 per share)	—	—	—	(6,353)	—	(6,353)	—	(6,353)
Shares issued under stock option plan including tax effects	1,061,900	1	13,423	—	—	13,424	—	13,424
Settlement of restricted stock units	548,268	1	—	—	—	1	—	1
Indirect repurchase of shares for minimum tax withholdings	(176,998)	—	(2,991)	—	—	(2,991)	—	(2,991)
Share-based compensation	—	—	9,754	—	—	9,754	—	9,754

Balance, September 25, 2012	70,620,137	$71	$225,811	$326,721	$(2,687)	$549,916	$5,400	$555,316

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 25, 2012	September 27, 2011
Cash flows from operating activities:
Net income including noncontrolling interests	$59,095	$53,590
Depreciation and amortization	34,721	31,724
Deferred income taxes	(6,389)	(553)
Loss on disposition of assets	2,712	1,530
Equity income from investments in unconsolidated affiliates	(303)	(271)
Distributions received from investments in unconsolidated affiliates	336	261
Provision for doubtful accounts	14	178
Share-based compensation expense	9,754	8,151
Changes in operating working capital:
Receivables	2,829	198
Inventories	1,209	519
Prepaid expenses and other current assets	2,013	2,670
Other assets	(1,866)	(3,457)
Accounts payable	(5,099)	(728)
Deferred revenue — gift cards	(25,724)	(23,315)
Accrued wages	769	1,657
Excess tax benefits from share-based compensation	(3,159)	(1,994)
Prepaid income taxes and income taxes payable	9,194	3,577
Accrued taxes and licenses	1,126	389
Other accrued liabilities	6,906	3,984
Deferred rent	2,247	1,885
Other liabilities	1,880	1,014

Net cash provided by operating activities	$92,265	$81,009

Cash flows from investing activities:
Capital expenditures — property and equipment	(63,146)	(51,839)
Proceeds from sale of property and equipment, including insurance proceeds	255	171

Net cash used in investing activities	$(62,891)	$(51,668)

Cash flows from financing activities:
Repayments of revolving credit facility, net	(10,000)	—
Proceeds from minority interest contributions and other	1,285	—
Distributions to noncontrolling interest holders	(2,183)	(1,756)
Excess tax benefits from share-based compensation	3,159	1,994
Proceeds from stock option and other deposits	38	326
Repurchase shares of common stock	—	(46,445)
Indirect repurchase of shares for minimum tax withholdings	(2,991)	(2,891)
Principal payments on long-term debt and capital lease obligations	(224)	(203)
Proceeds from exercise of stock options	10,265	4,491
Dividends paid to stockholders	(18,134)	(11,399)

Net cash used in financing activities	$(18,785)	$(55,883)

Net increase (decrease) in cash and cash equivalents	10,589	(26,542)
Cash and cash equivalents — beginning of period	73,731	82,215
Cash and cash equivalents — end of period	$84,320	$55,673

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,874	$1,718
Income taxes, net of refunds	$25,003	$18,908

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

1)             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. (the “Company,” “we” and/or “our”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest, as of and for the 13 and 39 weeks ended September 25, 2012 and September 27, 2011.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corp. (“Management Corp.”) and Aspen Creek, LLC (“Aspen Creek”).  We and our subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other franchise and license Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings, Aspen Creek and certain other license and franchise Texas Roadhouse restaurants.  All material balances and transactions between the consolidated entities have been eliminated.

As of September 25, 2012 and September 27, 2011, we owned 5.0% to 10.0% equity interest in 22 franchise restaurants.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investment in these unconsolidated affiliates is included in Other assets in our condensed consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates in our condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 39 weeks ended September 25, 2012 are not necessarily indicative of the results that may be expected for the year ending December 25, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2011.

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

The following table summarizes the share-based compensation recorded in the accompanying condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011

Labor expense	$1,196	$1,000	$3,326	$2,934
General and administrative expense	2,233	1,418	6,428	5,217
Total share-based compensation expense	$3,429	$2,418	$9,754	$8,151

A summary of share-based compensation activity by type of grant as of September 25, 2012 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 27, 2011	3,486,642	$12.02
Granted	—	—
Forfeited	(106,069)	11.44
Exercised	(1,061,900)	9.66
Outstanding at September 25, 2012	2,318,673	$13.12	3.21	$9,734

Exercisable at September 25, 2012	2,316,858	$13.12	3.20	$9,724

The total intrinsic value of options exercised during the 13 weeks ended September 25, 2012 and September 27, 2011 was $1.6 million and $0.4 million, respectively.  The total intrinsic value of options exercised during the 39 weeks ended September 25, 2012 and September 27, 2011 was $8.2 million and $2.6 million, respectively.  The total grant date fair value of stock options vested for the 13 week period ended September 25, 2012 was immaterial.  The total grant date fair value of stock options vested for the 13 week period ended September 27, 2011 was $0.1 million.  The total grant date fair value of stock options vested for the 39 week periods ended September 25, 2012 and September 27, 2011 was $0.1 million and $0.5 million, respectively.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 27, 2011	1,186,480	$13.71
Granted	1,214,126	16.02
Forfeited	(39,522)	13.90
Vested	(548,268)	13.05
Outstanding at September 25, 2012	1,812,816	$15.46

As of September 25, 2012, with respect to unvested RSUs, there was $16.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.5 years.  The vesting terms of the RSUs range from 1.0 to 5.0 years.  The total grant date fair value of RSUs vested for the 13 week periods ended September 25, 2012 and September 27, 2011 was $1.8 million and $1.9 million, respectively.  For the 39 week periods ended September 25, 2012 and September 27, 2011, the total grant date fair value of RSUs vested was $7.2 million and $7.4 million, respectively.

(3)         Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	September 25, 2012	December 27, 2011
Installment loans, due 2012 — 2020	$1,527	$1,679
Obligations under capital leases	154	226
Revolver	50,000	60,000
	51,681	61,905
Less current maturities	329	304
	$51,352	$61,601

The weighted-average interest rate for installment loans outstanding at September 25, 2012 and December 27, 2011 was 10.56% and 10.57%, respectively.  The debt is secured by certain land and buildings.

On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, National Association, and Wells Fargo, National Association.  This facility replaced our previous five-year revolving credit facility.  The facility expires on August 11, 2016.  The terms of the facility require us to pay interest on outstanding borrowings at London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at September 25, 2012 and December 27, 2011 was 3.96% and 3.20%, respectively, including the impact of interest rate swaps as discussed in note 5.  At September 25, 2012, we had $50.0 million outstanding under the credit facility and $145.8 million of availability, net of $4.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 25, 2012.

(4)         Income taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for September 25, 2012 and September 27, 2011 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011

Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.8	3.7	3.8	3.7
FICA tip tax credit	(6.4)	(6.2)	(5.8)	(6.2)
HIRE retention credit	—	(2.4)	—	(2.1)
Work opportunity tax credit	(0.9)	(1.5)	(0.8)	(1.3)
Incentive stock options	(0.2)	(0.3)	(0.3)	(0.2)
Nondeductible officer compensation	1.4	(0.1)	1.1	0.4
Other	—	(0.5)	(0.3)	0.5

Total	32.7%	27.7%	32.7%	29.8%

(5)         Derivative and Hedging Activities

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

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance	Derivative Assets		Derivative Liabilities
	Sheet Location	September 25, 2012	December 27, 2011	September 25, 2012	December 27, 2011

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$4,384	$4,247

Total Derivative Contracts		$—	$—	$4,384	$4,247

(1)                            Derivative assets and liabilities are included in fair value of derivative financial instruments in the condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments in the condensed consolidated statements of income and comprehensive income for the 39 weeks ended September 25, 2012 and September 27, 2011:

	Amount of Loss Recognized in AOCI (effective portion)		Location of Gain Reclassified from AOCI to	Amount of Gain Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective	Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2012	2011	Income	2012	2011	portion)	2012	2011

Interest rate swaps	$78	$1,469	Interest expense, net	$97	$88	—	$—	$—

(6)         Recent Accounting Pronouncements

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

(7)         Commitments and Contingencies

The estimated cost of completing capital project commitments at September 25, 2012 and December 27, 2011 was approximately $55.9 million and $58.6 million, respectively.

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults under the terms of a lease.  The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021, the Fargo lease was assigned in February 2006 and expires in July 2016 and the Logan lease was assigned in January 2009 and expires in August 2019.  As the fair value of the guarantees is not considered significant, no liability has been recorded.  As discussed in note 8, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain of our officers, directors or 5% shareholders.

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

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them.  We filed a response to the complaint in the form of two motions, one to dismiss the case and one to transfer the case to Louisville, KY.  A hearing on the motions was held on July 16, 2012.  On July 24, 2012, the court issued a ruling allowing the EEOC to file an amended complaint containing additional information sufficient to meet the standard for stating a claim of age discrimination against Texas Roadhouse.  The EEOC filed an amended complaint on August 27, 2012 and we filed a renewed motion to transfer the case to Louisville, KY on September 7, 2012.  Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

On January 19, 2011, a Massachusetts putative class action was filed styled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse. The complaint was filed in the United States District Court, District of Massachusetts. The complaint alleged a failure to comply with Massachusetts wage laws specifically that we improperly shared pooled tips with ineligible employees. On April 30, 2012, the parties filed a Settlement Agreement (the “Agreement”) seeking preliminary court approval to settle the lawsuit; the court approved the Agreement on September 5, 2012, and subsequently dismissed the complaint.  Under the Agreement, the company agrees to pay $5.0 million, which includes payment of the plaintiffs’ attorneys’ fees, payment of expenses to administer the settlement, and individual payments to resolve the claims of servers employed in Massachusetts restaurants from January 18, 2005 through September 5, 2012, the date of final court approval.  As a result of the Agreement, as previously reported, we have recorded a $5.0 million charge in the first quarter of 2012 which is included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.

We are involved in various other claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

(8)         Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $56,000 for each of the 13 week periods ending September 25, 2012 and September 27, 2011.  For each of the 39 week periods ended September 25, 2012 and September 27, 2011, rent payments were $0.2 million.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and restaurant building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $50,000 for each of the 13 week periods ended September 25, 2012 and September 27, 2011.  For each of the 39 week periods ended September 25, 2012 and September 27, 2011, rent payments were $0.1 million.

We have 15 franchise and license restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders as of September 25, 2012 and September 27, 2011. These entities paid us fees of approximately $0.6 million and $0.5 million during the 13 week periods ended September 25, 2012 and September 27, 2011, respectively.  For the 39 week periods ended September 25, 2012 and September 27, 2011, these entities paid us fees of $1.7 million and $1.6 million, respectively.  As disclosed in note 7, we are contingently liable on leases which are related to three of these restaurants.

(9)         Earnings Per Share

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011

Options	289,210	842,303	293,561	309,254
Nonvested stock	—	—	4,901	47

Total	289,210	842,303	298,462	309,301

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$18,067	$15,798	$57,246	$51,667

Basic EPS:
Weighted-average common shares outstanding	70,482	70,800	70,004	71,370

Basic EPS	$0.26	$0.22	$0.82	$0.72

Diluted EPS:
Weighted-average common shares outstanding	70,482	70,800	70,004	71,370
Dilutive effect of stock options and restricted stock	1,446	1,386	1,476	1,533
Shares — diluted	71,928	72,186	71,480	72,903

Diluted EPS	$0.25	$0.22	$0.80	$0.71

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

There were no transfers among levels within the fair value hierarchy during the 13 and 39 week periods ended September 25, 2012.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 25, 2012	December 27, 2011

Interest rate swaps	2	$(4,384)	$(4,247)
Deferred compensation plan - assets	1	8,638	6,748
Deferred compensation plan - liabilities	1	(8,634)	(6,714)

Total		$(4,380)	$(4,213)

The fair value of our interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration. See note 5 for discussion of our interest rate swaps.

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

The following table presents the fair values for our financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	September 25, 2012	December 27, 2011

Long-lived assets held for sale	2	$1,398	$1,398
Long-lived assets held for use	2	946	1,017
Goodwill	3	992	992

Total		$3,336	$3,407

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

Goodwill in the table above relates to two previously underperforming restaurants in which the carrying value of the associated goodwill was reduced to fair value, based on their historical results and anticipated future trends of operations.  The fair value measurements in the impairment calculations were based on discounted cash flow estimates using unobservable inputs such as a capitalization rate and an estimated discount rate.

At September 25, 2012 and December 27, 2011, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt are as follows:

	September 25, 2012		December 27, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loans — Level 2	$1,527	$1,826	$1,679	$2,044
Revolver — Level 1	50,000	50,000	60,000	60,000

(11)  Stock Repurchase Program

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

We did not repurchase any shares of our common stock during the 13 and 39 week periods ended September 25, 2012 through this authorized stock repurchase program.  For the 13 weeks ended September 27, 2011, we paid approximately $21.2 million to repurchase 1,503,400 shares of our common stock.  For the 39 weeks ended September 27, 2011, we paid approximately $46.4 million to repurchase 3,003,400 shares of our common stock. The shares purchased in 2011 were purchased under a previously approved program.

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

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 384 restaurants in 47 states and one international location.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 25, 2012, our 384 restaurants included:

• 312 “company restaurants,” of which 298 were wholly-owned and 14 were majority-owned.  The results of operations of company restaurants are included in our condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our condensed consolidated statements of income and comprehensive income.

• 72 “franchise restaurants,” of which 71 were franchise restaurants and one was a license restaurant. We have a 5.0% to 10.0% ownership interest in 22 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in 12 of the 14 majority-owned company restaurants, and (ii) 65 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 25, 2012 and September 27, 2011 are referred to as Q3 2012 and Q3 2011, respectively, and the 39 weeks ended September 25, 2012 and September 27, 2011 are referred to as 2012 YTD and 2011 YTD.

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

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement in April 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next 10 years, the first of which opened in August 2011.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for the minority ownership in three non-Texas Roadhouse restaurants, two of which were open as of the end of Q3 2012.  We may also look to acquire franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 384 restaurants we owned and operated at September 25, 2012, we operated 381 as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek.  We have opened 18 restaurants in 2012 YTD and we currently plan to open approximately 25 restaurants in 2012, all of which will be company-owned Texas Roadhouse restaurants.  In addition, we anticipate our existing franchise partners will open two Texas Roadhouse restaurants in 2012.  We currently plan to open approximately 28 company restaurants in 2013, all of which will be Texas Roadhouse restaurants.  In addition, we anticipate our existing franchise partners will open as many as four Texas Roadhouse restaurants in 2013.

Maintaining and/or Improving Restaurant Level Profitability.  We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management. In Q3 2012, our average unit volumes and comparable restaurant sales increased 3.3% and 3.6%, respectively, for Texas Roadhouse restaurants.  In 2012 YTD, our average unit volumes and comparable restaurant sales increased 4.4% and 4.8%, respectively.  The growth in these measures was primarily due to a combination of menu price increases taken throughout 2011 and 2012 along with higher guest traffic counts.  In an effort to partially offset inflationary pressures, we increased menu prices approximately 2.2% in early 2012 and 2.5% to 3.0% during 2011.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on the long-term success of Texas Roadhouse.  This may create a challenge in terms of maintaining and/or increasing restaurant margins, as a percentage of sales, in any given year, depending on the level of inflation we experience.  However, in addition to restaurant margin, as a percentage of sales, we also focus on restaurant margin growth per store week as a measure of restaurant level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests through our continued commitment to operational standards relating to our quality of food and service.  We also continue to drive various localized marketing programs in order to attract new guests and increase the frequency of visits of our existing guests.

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

Returning Capital to Shareholders.  We continue to evaluate opportunities to return capital to our shareholders through the payment of dividends and/or repurchases of common stock.  We started paying dividends in 2011. During 2011, we declared dividends of $22.5 million, or $0.32 per share of common stock ($0.08 per share per quarter).  On August 16, 2012, our Board of Directors authorized the payment of a cash dividend of $0.09 per share of common stock.  This payment of $6.4 million was distributed on September 28, 2012, to shareholders of record at the close of business on September 12, 2012.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.  During the first three quarters of 2012, we have declared dividends of $19.0 million, or $0.27 per share of common stock ($0.09 per share per quarter).

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  Any repurchases will be made through open market transactions.  As of September 25, 2012, $100.0 million remains authorized for repurchase.  Since 2008, we have paid $116.1 million to repurchase 10.5 million shares of our common stock at an average price per share of $11.08 through our authorized stock repurchase programs.

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

Equity Income from Unconsolidated Affiliates.  As of September 25, 2012 and September 27, 2011, we owned a 5.0% to 10.0% equity interest in 22 and 21 franchise restaurants, respectively.  Additionally, as of September 25, 2012, we owned a 40% equity interest in two non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at September 25, 2012 included 15 majority-owned restaurants, 14 of which were open.  Our consolidated subsidiaries at September 27, 2011 included 11 majority-owned restaurants, all of which were open.

Managing Partners and Market Partners.  Managing partners are single unit operators who have primary responsibility for the day-to-day operations of the entire restaurant and are responsible for maintaining the standards of quality and performance we establish.  Market partners, generally, have supervisory responsibilities for up to 10 to 14 restaurants.  In addition to supervising the operations of our restaurants, they are also responsible for the hiring and development of each restaurant’s management team and assist in the new restaurant site selection process.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 25, 2012		September 27, 2011		September 25, 2012		September 27, 2011
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	306,025	99.1	266,874	99.1	945,583	99.1	825,283	99.1
Franchise royalties and fees	2,631	0.9	2,379	0.9	8,217	0.9	7,327	0.9

Total revenue	308,656	100.0	269,253	100.0	953,800	100.0	832,610	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs:
Cost of sales	102,930	33.6	88,944	33.3	319,445	33.8	274,751	33.3
Labor	91,507	29.9	78,919	29.6	278,089	29.4	244,551	29.6
Rent	6,489	2.1	5,796	2.2	19,120	2.0	17,153	2.1
Other operating	50,183	16.4	45,112	16.9	151,967	16.1	136,331	16.5
(As a percentage of total revenue)
Pre-opening	2,458	0.8	3,327	1.2	8,823	0.9	7,413	0.9
Depreciation and amortization	11,828	3.8	10,571	3.9	34,721	3.6	31,724	3.8
Impairment and closure	24	NM	13	NM	63	NM	59	NM
General and administrative	15,503	5.0	13,499	5.0	53,189	5.6	43,599	5.2

Total costs and expenses	280,922	91.0	246,181	91.4	865,417	90.7	755,581	90.7
Income from operations	27,734	9.0	23,072	8.6	88,383	9.3	77,029	9.3
Interest expense, net	603	0.2	669	0.2	1,776	0.2	1,776	0.2
Equity income from investments in unconsolidated affiliates	(141)	NM	(71)	NM	(303)	NM	(271)	NM

Income before taxes	27,272	8.8	22,474	8.3	86,910	9.1	75,524	9.1
Provision for income taxes	8,778	2.8	6,058	2.2	27,815	2.9	21,934	2.6
Net income including noncontrolling interests	18,494	6.0	16,416	6.1	59,095	6.2	53,590	6.4
Net income attributable to noncontrolling interests	427	0.1	618	0.2	1,849	0.2	1,923	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	18,067	5.9	15,798	5.9	57,246	6.0	51,667	6.2

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

The Company used earnings before the impact of the legal settlement as a key performance measure of results of operations for purposes of evaluating performance internally. This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of results before the impact of the legal settlement provides additional information to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations in the 39 weeks ended September 25, 2012.

	39 weeks ended
	September 25, 2012	September 27, 2011
	$	$

Net income attributable to Texas Roadhouse, Inc. and subsidiaries, excluding settlement charge	60,308	51,667
Amount reserved for settlement of a legal matter, net of tax (1)	(3,062)	—
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	57,246	51,667

Weighted average diluted shares outstanding	71,480	72,903

Diluted earnings per share, excluding settlement charge	0.84	0.71
Impact of settlement charge on diluted earnings per share	(0.04)	—
	0.80	0.71

(1)         Amount reserved in the first quarter of 2012 for the settlement of a legal matter was $5.0 million before the statutory income tax rate.  The settlement is included in general administrative costs in our condensed consolidated statements of income and comprehensive income.

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 27, 2011	294	72	366
Openings — Texas Roadhouse	18	—	18
Openings — Aspen Creek	—	—	—
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at September 25, 2012	312	72	384

Q3 2012 (13 weeks) Compared to Q3 2011 (13 weeks) and 2012 YTD (39 weeks) Compared to 2011 YTD (39 weeks)

Restaurant Sales.  Restaurant sales increased by 14.7% in Q3 2012 as compared to Q3 2011 and 14.6% in 2012 YTD compared to 2011 YTD.  These increases were primarily attributable to the opening of new restaurants and an increase in average unit volumes, primarily comparable restaurant sales.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q3 2012	Q3 2011	2012 YTD	2011 YTD

Increase in store weeks	10.9%	5.6%	9.6%	5.1%
Increase in average unit volumes	3.3%	4.2%	4.4%	4.7%
Other (1)	0.5%	(0.2)%	0.6%	(0.3)%
Total increase in restaurant sales	14.7%	9.6%	14.6%	9.5%

Store weeks	4,041	3,643	11,854	10,818
Comparable restaurant sales growth	3.6%	4.0%	4.8%	4.4%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	3.6%	4.1%	4.8%	4.4%
Average unit volume (in thousands)	$983	$952	$3,102	$2,972

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

The increase in average unit volumes for Q3 2012 and 2012 YTD was primarily driven by positive comparable restaurant sales, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales.  Comparable restaurant sales of 3.6% in Q3 2012 and 4.8% in 2012 YTD were primarily due to increases in our per person average check of 2.9% in Q3 2012 and 3.6% in 2012 YTD, along with increases in guest traffic counts.  The menu price increases we have taken in the first quarter of 2012 and throughout fiscal 2011 are driving the increase in our per person average check.  We increased menu prices in the first quarter of 2012 approximately 2.2%.  In 2011, we increased menu prices approximately 2.5% to 3.0% with just over 1% during the first quarter of the year and the remaining during the third and fourth quarters of the year.  These menu price increases were taken as a result of inflationary pressures, primarily commodities.

The increase in average unit volumes for Q3 2011 and 2011 YTD was primarily driven by positive comparable restaurant sales, along with higher year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales.  Comparable restaurant sales of 4.0% in Q3 2011 and 4.4% in 2011 YTD were primarily due to increases in our guest traffic counts of 2.0% in Q3 2011 and 3.2% in 2011 YTD, along with an increase in our per person average check driven by menu price increases taken in the first quarter of 2011 as previously discussed.

In 2012, we plan to open approximately 25 company restaurants, 18 of which opened in 2012 YTD.  We have begun construction for all the remaining planned restaurant openings.  Additionally, we currently plan to open approximately 28 company restaurants in 2013.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.3 million, or by 10.6%, in Q3 2012 from Q3 2011 and increased by $0.9 million, or by 12.1% in 2012 YTD from 2011 YTD.  These increases were primarily attributable to an increase in average unit volumes.  Franchise comparable restaurant sales increased 4.9% and 5.5% in Q3 2012 and 2012 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, increased to 33.6% in Q3 2012 from 33.3% in Q3 2011 and increased to 33.8% in 2012 YTD from 33.3% in 2011 YTD.  These increases were primarily attributable to commodity inflation of approximately 5.5% for the quarter and approximately 6.5% year-to-date, partially offset by the impact of menu pricing actions in 2012 and 2011 and the benefit of favorable mix shift.  Inflation was driven by higher food costs on items such as pork and beef, partially offset by lower costs for certain produce items, specifically potatoes.  The benefit of favorable mix shift was primarily driven by the addition of pictures to the menu in late January 2012 which has resulted in higher sales for the items shown.  These items have a slightly lower food cost, as a percentage of sales, than other items within the same category.

For the remainder of 2012, we have fixed price contracts for approximately 75% of our overall food costs, including approximately 90% of our beef, with the remainder subject to fluctuating market prices.  We expect commodity cost inflation of 6.5% to 7.0% for full year 2012.  For 2013, we anticipate commodity cost inflation will be 5.0%-8.0% driven by expectations for higher beef costs.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.9% in Q3 2012 compared to 29.6% in Q3 2011 and decreased to 29.4% 2012 YTD from 29.6% in 2011 YTD.  The increase in Q3 2012 was primarily driven by higher workers’ compensation costs, labor inefficiencies associated with recently opened restaurants and higher average wage rates, partially offset by the benefit from an increase in average unit volumes.  Workers’ compensation costs were $0.7 million higher in Q3 2012 as a result of a $0.6 million credit recorded in Q3 2011 due to better claims experience.

The decrease in 2012 YTD was primarily driven by an increase in average unit volumes, partially offset by labor inefficiencies associated with recently opened restaurants and higher average wage rates.  The timing of restaurant openings in 2011 and 2012 YTD led to an increase in labor inefficiencies, as a percentage of restaurant sales, in Q3 2012 and 2012 YTD.  Typically, restaurants open with an initial start-up period of higher than normalized sales volumes and higher than normalized labor costs, as a percentage of restaurant sales.

We anticipate our labor costs will be pressured throughout the remainder of 2012 by inflation due to state-mandated increases in minimum and tip wage rates.  For full year 2012, we do expect these increases in costs will be offset by menu pricing actions taken in the first quarter of 2012, along with guest traffic growth.

In 2013, we anticipate our labor costs will be pressured by inflation due to increases in minimum and tip wage rates.  These increases in costs may or may not be offset by additional menu price adjustments and/or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, decreased to 2.1% in Q3 2012 compared to 2.2% in Q3 2011 and decreased to 2.0% in 2012 YTD compared to 2.1% in 2011 YTD.  The benefit from an increase in average unit volumes was partially offset by the impact of leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses.  Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.4% in Q3 2012 from 16.9% in Q3 2011 and decreased to 16.1% in 2012 YTD from 16.5% in 2011 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower utility costs and credit card fees, partially offset by higher property tax costs and an increase in losses associated with the disposal of assets.  Property tax costs were higher due to credits recorded in Q3 2011, while utility costs were lower primarily due to lower electricity and natural gas prices.  In addition, we continue to experience lower credit card fees due to regulatory changes related to debit card interchange fees that took effect in October 2011.

Restaurant Pre-opening Expenses.  Pre-opening expenses decreased to $2.5 million in Q3 2012 from $3.3 million in Q3 2011 and increased to $8.8 million in 2012 YTD from $7.4 million in 2011 YTD.  The change in pre-opening expenses in Q3 2012 and 2012 YTD is primarily attributable to the timing of restaurant openings throughout 2012 compared to 2011.  We opened three restaurants in Q3 2012 and plan to open seven restaurants in the fourth quarter of 2012, which is less than the five restaurants and ten restaurants opened in Q3 2011 and the fourth quarter of 2011, respectively.  As a result, pre-opening expenses were lower in Q3 2012 than in Q3 2011.  However, pre-opening expenses are higher in 2012 YTD, since we have opened 18 company restaurants in 2012 YTD compared to 10 company restaurants in 2011 YTD.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.  Based on our increased restaurant development plans, we expect pre-opening expenses to be higher in 2013.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, decreased to 3.8% in Q3 2012 from 3.9% in Q3 2011 and decreased to 3.6% in 2012 YTD from 3.8% in 2011 YTD.  Along with an increase in average unit volumes, this decrease was primarily due to lower depreciation expense, as a percentage of revenue, on older restaurants as depreciation expense on short-lived assets, such as equipment has ended.  The decrease was partially offset by higher depreciation, as a percentage of revenue, at new restaurants.

General and Administrative Expenses.  G&A, as a percentage of total revenue, was unchanged at 5.0% in Q3 2012 compared Q3 2011 and increased to 5.6% in 2012 YTD from 5.2% in 2011 YTD.

In Q3 2012, the benefit from an increase in average unit volumes was offset by higher costs associated with share-based compensation and legal fees.  In 2012 YTD, the increase was primarily attributable to a one-time, pre-tax charge of $5.0 million ($3.1 million after-tax) recorded in the first quarter of 2011 related to the settlement of a previously disclosed legal matter.  This charge had a $0.04 impact on diluted earnings per share in 2012 YTD.  This increase was offset by an increase in average unit volumes and lower costs related to our annual managing partner conference in the second quarter of 2012.

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

Based on the location of our annual managing partner conference in the second quarter of 2013, we expect these costs to be higher in 2013 compared to 2012.

Interest Expense, Net.  Interest expense remained relatively flat at $0.6 million in Q3 2012 compared to $0.7 million in Q3 2011 and was unchanged at $1.8 million in 2012 YTD and 2011 YTD.  In Q3 2012, a decrease in amortization expense was partially offset by an increase in expense attributable to higher interest rates and a decrease in capitalized interest.  In 2012 YTD, a decrease in amortization expense, along with an increase in capitalized interest was offset by an increase in expense attributable to higher interest rates.

Income Tax Expense.  Our effective tax rate increased to 32.7% in Q3 2012 from 27.7% in Q3 2011 and increased to 32.7% in 2012 YTD from 29.8% in 2011 YTD.  The increase in Q3 2012 was primarily attributable to the loss of the HIRE Retention tax credit, lower FICA tip and Worker Opportunity tax credits (“WOTC”) as a percentage of pre-tax income, and higher non-deductible officer’s compensation.  The increase in 2012 YTD was primarily attributable to the loss of the HIRE Retention tax credit, higher non-deductible officer’s compensation and lower WOTC as a percentage of pre-tax income, partially offset by higher FICA tip credits.

The HIRE Retention tax credit was a 2011 federal tax credit enacted to encourage the retention of new hires for 52 weeks and ended after 2011.

We expect the tax rate to be approximately 32.5% - 33.0% for fiscal 2012 compared to 29.5% in fiscal 2011 due to lower federal tax credits and an expected increase in non-deductible officer’s compensation.  For 2013, we expect the tax rate to be approximately 32.5% to 33.0%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
	September 25, 2012	September 27, 2011

Net cash provided by operating activities	$92,265	$81,009
Net cash used in investing activities	(62,891)	(51,668)
Net cash used in financing activities	(18,785)	(55,883)

Net increase (decrease) in cash and cash equivalents	$10,589	$(26,542)

Net cash provided by operating activities was $92.3 million in 2012 YTD compared to $81.0 million in 2011 YTD.  This increase was primarily due to an increase in net income driven by a continued growth in overall sales combined with higher restaurant level profitability.  The continued opening of new restaurants and an increase in comparable restaurant sales drove our sales growth.

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

Net cash used in investing activities was $62.9 million in 2012 YTD compared to $51.7 million in 2011 YTD.  This increase was primarily due to spending on capital expenditures as a result of increased spending on the refurbishment of existing restaurants, such as remodeling, room additions and other general maintenance, and more restaurant openings.  We plan to open approximately 25 restaurants in 2012 as compared to 20 restaurants in 2011.  We have opened 18 restaurants in 2012 YTD compared to 10 restaurants in 2011 YTD.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 25, 2012, 123 of the 312 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants:

(in 000’s)	2012 YTD	2011 YTD
New company restaurants	$41,675	$39,625
Refurbishment of existing restaurants (1)	21,471	12,214
Total capital expenditures	$63,146	$51,839

Restaurant-related repairs and maintenance expense (2)	$10,338	$9,208

(1) Includes minimal capital expenditures related to support center office.
(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open and the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2012, we expect our capital expenditures to be approximately $90.0 million, the majority of which will relate to planned restaurant openings, including approximately 25 and approximately 28 restaurant openings in 2012 and 2013, respectively.  This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility.  For 2012, we anticipate net cash provided by operating activities will exceed capital expenditures. We currently plan to use this excess to pay dividends (as approved by our Board of Directors) and/or repurchase common stock.

Net cash used in financing activities was $18.8 million in 2012 YTD as compared to $55.9 million in 2011 YTD.  This decrease was primarily due to no repurchases of shares of common stock in 2012 YTD compared to $46.4 million of repurchases in 2011 YTD.  The decrease in share repurchases along with higher proceeds from the exercise of stock options in 2012 YTD was partially offset by increased payments on borrowings under our credit facility and an additional dividend payment in 2012 YTD.  We began paying dividends in the second fiscal quarter of 2011.

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

We paid cash dividends of $18.1 million in 2012 YTD.  Additionally, on August 16, 2012, our Board of Directors authorized the payment of a cash dividend of $0.09 per share of common stock.  This payment of $6.4 million was distributed on September 28, 2012 to shareholders of record at the close of business on September 12, 2012.  The declared dividends are included as a liability in our condensed consolidated balance sheet as of September 25, 2012.

In 2012 YTD, we paid distributions of $2.2 million to equity holders of 12 of our majority-owned company restaurants.  In 2011 YTD, we paid distributions of $1.8 million to equity holders of 11 of our majority-owned company restaurants.

On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, National Association, and Wells Fargo, National Association.  This facility replaced our previous five-year revolving credit facility.  The new facility expires on August 11, 2016.  The terms of the facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio.  The weighted-average interest rate for the revolver at September 25, 2012 and December 27, 2011 was 3.96% and 3.20%, respectively, including the impact of interest rate swaps discussed below.  At September 25, 2012, we had $50.0 million outstanding under the credit facility and $145.8 million of availability, net of $4.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 25, 2012.

At September 25, 2012, in addition to the amounts outstanding on our credit facility, we had various other notes payable totaling $1.5 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at September 25, 2012 was 4.16%, including the impact of interest rate swaps discussed below.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 25, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,527	$223	$523	$50,349	$432
Capital lease obligations	154	106	48	—	—
Interest (1)	11,143	1,954	3,810	3,710	1,669
Operating lease obligations	209,824	25,002	47,357	40,549	96,916
Capital obligations	55,851	55,851	—	—	—
Total contractual obligations	$328,499	$83,136	$51,738	$94,608	$99,017

(1)         Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.

Uses interest rates as of September 25, 2012 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at September 25, 2012 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.50% margin, which was in effect as of September 25, 2012.

We have no material minimum purchase commitments with our vendors that extend beyond a year.  See note 7 to the condensed consolidated financial statements for details of contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving line of credit.  Our options for the rate are the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50%, or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0% or the LIBOR plus an applicable margin.  At September 25, 2012 there was $50.0 million outstanding under our revolving line of credit which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  As of September 25, 2012, our various other notes payable totaled $1.5 million and had a weighted average interest rate of 10.56%.

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

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them.  We filed a response to the complaint in the form of two motions, one to dismiss the case and one to transfer the case to Louisville, KY.  A hearing on the motions was held on July 16, 2012.  On July 24, 2012, the court issued a ruling allowing the EEOC to file an amended complaint containing additional information sufficient to meet the standard for stating a claim of age discrimination against Texas Roadhouse.  The EEOC filed an amended complaint on August 27, 2012 and we filed a renewed motion to transfer the case to Louisville, KY on September 7, 2012.  Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

On January 19, 2011, a Massachusetts putative class action was filed styled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse. The complaint was filed in the United States District Court, District of Massachusetts. The complaint alleged a failure to comply with Massachusetts wage laws specifically that we improperly shared pooled tips with ineligible employees. On April 30, 2012, the parties filed a Settlement Agreement (the “Agreement”) seeking preliminary court approval to settle the lawsuit; the court approved the Agreement on September 5, 2012, and subsequently dismissed the complaint.  Under the Agreement, the company agrees to pay $5.0 million, which includes payment of the plaintiffs’ attorneys’ fees, payment of expenses to administer the settlement, and individual payments to resolve the claims of servers employed in Massachusetts restaurants from January 18, 2005 through September 5, 2012, the date of final court approval.  As a result of the Agreement, as previously reported, we have recorded a $5.0 million charge in the first quarter of 2012 which is included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.

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

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended September 25, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 27 to July 24	—	—	—	$100,000,000
July 25 to August 21	—	—	—	$100,000,000
August 22 to September 25	—	—	—	$100,000,000

Total	—		—

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
101

The following financial statements from the Texas Roadhouse, Inc. Quarterly Report on Form 10-Q for the quarter ended September 25, 2012, filed November 2, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: November 2, 2012	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer
(principal executive officer)

Date: November 2, 2012	By:	/s/ G. PRICE COOPER, IV
G. Price Cooper, IV
Chief Financial Officer
(principal financial officer)
(chief accounting officer)