Form 10-K
period 2012-12-25
Texas Roadhouse, Inc.
filed 2013-02-22
CIK 1289460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2012
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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 26, 2012 was $1,105,868,963 based on the closing stock price of $17.90. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

         The number of shares of common stock outstanding were 69,300,870 on February 13, 2013.

         Portions of the registrant's definitive Proxy Statement for the registrant's 2013 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 25, 2012, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

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

  •
  the impact of federal, state or local government laws and regulations relating to our employees or production and the sale of food and alcoholic beverages;

  •
  the impact of litigation, including negative publicity;

  •
  the cost of our principal food products;

  •
  labor shortages or increased labor costs, such as health care, market wage levels and workers' compensation insurance costs;

  •
  inflationary increases in the costs of construction and/or real estate;

  •
  changes in consumer preferences and demographic trends;

  •
  the impact of initiatives by competitors and increased competition generally;

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

  •
  adverse weather conditions which impact guest traffic at our restaurants; and

  •
  unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

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

General Development of Business

        Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana. Since then, we have grown to 392 restaurants in 47 states and two foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 25, 2012, we owned and operated 320 restaurants and franchised or licensed an additional 72 restaurants. Of the 320 restaurants we owned and operated at the end of 2012, 318 operated as Texas Roadhouse restaurants, while two operated under the name of Aspen Creek. All of our planned restaurant growth in 2013 will be Texas Roadhouse restaurants.

Financial Information about Operating Segments

        We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants that operate in the U.S. also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Each of our 320 company-owned restaurants is considered an operating segment.

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

        The operating strategy that underlies the growth of our concept is built on the following key components:

  •
  Offering high quality, freshly prepared food.  We place a great deal of emphasis on providing our guests with high quality, freshly prepared food. We hand-cut all but one of our assortment of steaks and make our sides from scratch. As part of our process, we have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest's order and meets our standards for quality, appearance and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands-on training and education to our kitchen staff for the purpose of assuring uniform adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size.

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

  •
  Focusing on dinner.  In a high percentage of our restaurants, we limit our operating hours to dinner only during the weekdays with one-third of our stores offering lunch on Friday. By focusing on dinner, our restaurant teams have to prepare for and manage only one shift per day during the week. We believe this allows our restaurant teams to offer higher quality, more consistent food and service to our guests. In addition, we believe the dinner focus provides a better "quality-of-life" for our management teams and, therefore, is a key ingredient in attracting and retaining talented and experienced management personnel. We also focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner.

  •
  Offering attractive price points.  We offer our food and beverages at moderate price points that are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest's budget and value expectations. For example, our steak entrées, which include the choice of two side items, generally range from $9.99 for our 6-ounce sirloin to $24.99 for our 23-ounce Porterhouse T-Bone. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2012 was $15.44. Per guest average check represents restaurant sales divided by the number of guests served. We considered each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus.

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

Unit Prototype and Economics

        We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant-level returns over time. Our current prototypical restaurants consist of a freestanding building with approximately 6,700 to 7,200 square feet of space constructed on sites of approximately 1.7 to 2.0 acres or retail pad sites, with seating of approximately 57 to 64 tables for a total of 245 to 281 guests, including 15 bar seats, and parking for approximately 160 vehicles either on-site or in combination with some form of off-site cross parking arrangement. Our current prototypes are adaptable to in-line and end-cap locations and/or spaces within an enclosed mall or a shopping center.

        As of December 25, 2012, we leased 197 properties and owned 123 properties. Our 2012 average unit volume was $4.1 million, which represents restaurant sales for all Texas Roadhouse company restaurants open before June 28, 2011. The time required for a new restaurant to reach a steady level of cash flow is approximately three to six months. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location. For 2012, the average capital investment for Texas Roadhouse restaurants developed was $3.88 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$960,000	$457,000	$1,438,000
Building(2)	1,440,000	1,138,000	2,108,000
Furniture and Equipment	1,000,000	943,000	1,112,000
Pre-opening costs	450,000	330,000	628,000
Other(3)	30,000	—

Total	$3,880,000

(1)
Represents the average cost for land acquisitions or 10x's initial base rent in the event the land is leased.

(2)
Includes site work costs.

(3)
Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

        Our 2012 average capital investment for restaurants developed was $3.88 million compared to our 2011 average of $3.76 million. Our 2011 average capital investment for restaurants developed was $3.76 million compared to our 2010 average of $3.74 million.

Site Selection

        We continue to refine our site selection process. In analyzing each prospective site, our real estate team, including our restaurant market partners, devotes significant time and resources to the evaluation of local market demographics, population density, household income levels and site-specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities, traffic counts and parking. We work actively with real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. We typically require three to six months to locate, approve and control a restaurant site and typically four to eight additional months to obtain necessary permits. Upon receipt of permits, it requires approximately four months to construct, equip and open a restaurant.

Existing Restaurant Locations

        As of December 25, 2012, we had 320 company restaurants and 72 franchise restaurants in 47 states and two foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	5	—	5
Arizona	12	—	12
Arkansas	2	—	2
California	2	4	6
Colorado	13	1	14
Connecticut	2	—	2
Delaware	2	1	3
Florida	10	4	14
Georgia	3	7	10
Idaho	5	—	5
Illinois	10	—	10
Indiana	13	8	21
Iowa	9	—	9
Kansas	3	1	4
Kentucky	10	2	12
Louisiana	7	1	8
Maine	3	—	3
Maryland	3	5	8
Massachusetts	8	1	9
Michigan	8	3	11
Minnesota	3	—	3
Mississippi	1	—	1
Missouri	10	—	10
Montana	—	1	1
Nebraska	3	1	4
Nevada	1	—	1
New Hampshire	2	—	2
New Jersey	4	—	4
New Mexico	2	—	2
New York	10	—	10
North Carolina	14	—	14
North Dakota	2	1	3
Ohio	17	4	21
Oklahoma	6	—	6
Pennsylvania	18	6	24
Rhode Island	2	—	2
South Carolina	—	6	6
South Dakota	2	—	2
Tennessee	10	2	12
Texas	51	4	55
Utah	8	1	9
Vermont	1	—	1
Virginia	11	—	11
Washington	1	—	1
West Virginia	1	2	3
Wisconsin	9	4	13
Wyoming	1	—	1
Dubai, UAE	—	1	1
Kuwait City, Kuwait	—	1	1

Total	320	72	392

Food

        Menu.    Texas Roadhouse restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. Our dinner entrée prices generally range from $9.49 to $24.99, with at least 15 meals priced under $10.00. We offer a broad assortment of specially seasoned and aged steaks, including 6, 8, 11 and 16 oz. Sirloins; 10, 12, 16 and 20 oz. Rib-eyes; 6 and 8 oz. Filets; 12 and 16 oz. New York Strip; Prime Rib; and our Porterhouse T-Bone, all but one of our assortment of steaks are hand-cut daily on the premises and cooked over open gas-fired grills. We also offer our guests a selection of fish, seafood, chicken, pork chops, ribs, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include made-from-scratch yeast rolls and most include the choice of two of the following made-from-scratch sides: baked potato, sweet potato, steak fries, mashed potatoes, house or Caesar salad, green beans, chili, seasoned rice, buttered corn, applesauce and steamed vegetables. Our menu allows guests to customize their meals by ordering steaks that are "smothered" either in sautéed mushrooms, onions, cheese or gravy. Guests may also customize their baked potatoes, mashed potatoes or steak fries by ordering them "loaded" with sour cream, cheese, bacon and/or butter. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Chicken Critters®" (chicken tenders). We also provide a "12 & Under" menu for children that includes sirloin steak, rib basket, Lil 'Dillo Sirloin Bites, Jr. Chicken Critters, mini-cheeseburgers, hot dog and macaroni and cheese, all served with one side item and a beverage at prices generally between $2.99 and $7.99.

        Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer, major brands of liquor and wine as well as margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages accounted for approximately 11% of restaurant sales at Texas Roadhouse in fiscal 2012.

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

        Food Quality and Safety.    We are committed to serving a varied menu of high-quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to establish consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each restaurant, a fully trained meat cutter hand cuts our steaks and other restaurant team members prepare our side items and yeast rolls from scratch in the restaurants daily. We assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency and speed. Additionally, we expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest's order and meets our standards for quality, appearance and presentation.

        We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in all Texas Roadhouse restaurants for the purpose of reinforcing the uniformity of recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. The team currently consists of 46 product coaches, supporting all Texas Roadhouse restaurants system-wide.

        Food safety is of utmost importance to us. We currently utilize several programs to help facilitate adherence to proper food preparation procedures and food safety standards. We have a Product Quality team whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to promote compliance with food safety guidelines. Where required, food items purchased from qualified vendors have been inspected by reputable, outside inspection services confirming that the vendor is compliant with United States Food and Drug Administration (the "FDA") and United States Department of Agriculture ("USDA") guidelines.

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

        Food and supplies are ordered by, and shipped directly to the restaurants, as we do not maintain a central product warehouse or commissary. Most food products used in the operation of our restaurants are distributed to individual restaurants through an independent national distribution company. We strive to qualify more than one supplier for all key food items and believe that beef of comparable quality as well as all other essential food and beverage products are available, upon short notice, from alternative qualified suppliers.

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

        Atmosphere.    The atmosphere of Texas Roadhouse restaurants is intended to appeal to broad segments of the population, children, families, couples, adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere, featuring an exterior of rough-hewn cedar siding and corrugated metal. The interiors feature pine floors and stained concrete and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display-baking area where our made-from-scratch yeast rolls are prepared and a meat cooler displaying fresh cut steaks, and may wait for seating in either a spacious, comfortable waiting area or a southwestern style bar. While waiting for a table, guests can enjoy complimentary roasted in-shell peanuts and upon being seated at a table, guests can enjoy made-from-scratch yeast rolls along with roasted in-shell peanuts.

People

        Management and Employees.    Each of our restaurants is generally staffed with one managing partner, one kitchen manager and one service manager, and, in most cases, one or more additional assistant managers and/or key employees. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant and are responsible for maintaining the standards of quality and performance we establish. We use market partners to supervise the operation of our restaurants. Generally, each market partner has supervisory responsibilities for up to 10 to 15 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concept, strategy and standards of quality. To further facilitate adherence to our standards of quality and to achieve uniform execution throughout the system, we employ product coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food quality. The attentive service and high quality food, which results from each restaurant having a managing partner, two to three managers and the hands-on assistance of a product coach are critical to our success.

        Training and Development.    All restaurant employees are required to complete varying degrees of training before and during employment. Our detailed training program emphasizes our operating strategy, procedures and standards and is conducted individually at Texas Roadhouse restaurants and in groups in Louisville, Kentucky.

        Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum of nine to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management team members are required to complete a comprehensive training program of up to 17 weeks, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by either the market partner, product coach or a training manager or service coach.

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

Restaurant Franchise Arrangements

        Franchise Restaurants.    As of December 25, 2012, we had 19 franchisees that operated 72 restaurants in 23 states and two foreign countries. Domestically, franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States. Approximately 75% of our franchise restaurants are operated by nine franchisees. No franchisee operates more than 14 restaurants.

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

        Management Services.    We provide management services to 23 of the franchise restaurants in which we and/or our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services through outside sources and restaurant employees and employee benefits on a pass-through cost basis. In addition, we receive a monthly fee from six franchise restaurants for providing payroll and accounting services.

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

Competition

        According to the National Restaurant Association, or NRA, restaurant industry sales in 2013 will represent approximately 4% of the United States' gross domestic product. The NRA also forecasts that restaurant industry sales will reach $660.5 billion in 2013 and will encompass approximately 980,000 restaurants.

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

Trademarks

        Our registered trademarks and service marks include, among others, our trade names and our stylized logos. We have registered all of our significant marks with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 45 foreign jurisdictions including the European Union. To better protect our brand, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts.

Government Regulation

        We are subject to a variety of federal, state and local laws affecting our businesses. Each of our restaurants is subject to permitting, licensing and regulation by a number of government authorities, which may include among others, alcoholic beverage control, health and safety, nutritional menu labeling, health care, sanitation, building and fire codes, and to compliance with the applicable zoning, land use and environmental laws and regulations. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. Additionally, difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants.

        In 2012, the sale of alcoholic beverages accounted for approximately 11% of our restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses or permits would have a material adverse effect on the restaurant's operations. To reduce this risk, each company restaurant is operated in accordance with procedures intended to facilitate compliance with applicable codes and regulations.

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

        Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tip wage requirements, overtime pay, health benefits, unemployment tax rates, workers' compensation rates, citizenship requirements, working conditions and hiring and employment practices. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage (which currently is $7.25 per hour) or federal tipped wage (which currently is $2.13 per hour). Our employees who receive tips as part of their compensation, such as servers, are paid at a minimum wage rate, after giving effect to applicable tip credits. We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Numerous states in which we operate have passed legislation governing the applicable state minimum hourly and/or tipped wage. Further planned and unplanned increases in federal and/or state minimum hourly and tipped wages or state unemployment tax rates will increase our labor costs. These increases may or may not be offset by additional menu price adjustments and/or guest traffic growth.

        The Patient Protection and Affordable Care Act of 2010 (the "PPACA") includes provisions requiring all Americans to obtain health care coverage in 2014. As part of these provisions, we will be required to provide health insurance benefits to some of our employees. We are continuing to assess the impact of these provisions on our health care benefit costs particularly as it relates to the implementation of the program. While the requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position, we believe that the impact will be manageable. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. These increases may or may not be offset by additional menu price adjustments and/or guest traffic growth.

        We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The PPACA establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus, which specifically requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans fat content. The FDA published proposed regulations to implement the menu labeling provisions of the PPACA in April 2011, however, the agency has delayed the release of final regulations implementing these requirements. We expect the final regulations to be released sometime during 2013.

        Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. In addition, we cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

        Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 ("ADA") and related state accessibility statutes. Under the ADA and related state laws, we must provide equivalent service to disabled persons and make reasonable accommodation for their employment, and when constructing or undertaking significant remodeling of our restaurants, we must make those facilities accessible.

        We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information.

        See Item 1A "Risk Factors below for a discussion of risks relating to federal, state and local regulation of our business.

Seasonality

        Our business is subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year.

Employees

        As of December 25, 2012, we employed approximately 40,000 people, of whom 442 were executive and administrative personnel, 1,472 were restaurant management personnel and the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

        Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	57	Chairman and Chief Executive Officer
Scott M. Colosi	48	President
Steven L. Ortiz	55	Chief Operating Officer
G. Price Cooper, IV	41	Chief Financial Officer
Jill Marchant	47	General Counsel

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

        Steven L. Ortiz.    Mr. Ortiz has served as our Executive Vice President of Operations since May 2001. In 2004,, Mr. Ortiz became Chief Operating Officer. Mr. Ortiz joined our company in 1996 as a Market Partner in which capacity he was responsible for developing and starting new Texas Roadhouse restaurants in Texas. From 1982 to 1996, Mr. Ortiz was employed by Bennigan's Restaurants in various capacities, including General Manager, Area Director and Regional Vice President. Mr. Ortiz has over 25 years of experience in the restaurant industry.

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

        Jill Marchant.    Ms. Marchant joined our company in August 2011 and was appointed General Counsel in December 2011. Prior to joining Texas Roadhouse, Ms. Marchant served as Associate General Counsel for DineEquity, Inc., the parent company for Applebee's Neighborhood Grill and Bar and IHOP Restaurants. Ms. Marchant worked for 12 years at Honeywell Federal Manufacturing and Technologies. Ms. Marchant has over 20 years of legal experience, including 8 years of experience in the restaurant industry.

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

ITEM 1A.    RISK FACTORS

        From time to time in periodic reports and oral statements, and in this Annual Report on Form 10-K, we present statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements.

        Careful consideration should be given to the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occurs, our business, financial condition and results of operations, and the trading price of our common stock could be materially and adversely affected. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition or results of operation.

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

  •
  weather and acts of God.

        Our failure to successfully open new restaurants that are profitable in accordance with our growth strategy could harm our business and future prospects. In addition, our inability to open new restaurants and provide growth opportunities to our employees could result in the significant loss of qualified personnel which could harm our business and future prospects.

Our objective to increase sales and profits at existing restaurants could be adversely affected by macroeconomic conditions.

        During 2013 and possibly beyond, the U.S. and global economies may continue to suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we can charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations.

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

  •
  changes in interest rates;

  •
  the impact of litigation, including negative publicity;

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

        Our future success significantly depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers and managers, particularly regional market partners, market partners and managing partners. Competition for these employees is intense. The loss of the services of members of our senior management team or other key officers or managers or the inability to attract additional qualified personnel as needed could materially harm our business.

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

        We have also entered into other loan agreements with other lenders to finance various restaurants which impose financial covenants that are less restrictive than those imposed by our existing credit facility. A default under these loan agreements could result in a default under our existing credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 25, 2012, we were in compliance with all of our lenders' covenants.

We may be required to record additional impairment charges in the future.

        In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to company-owned restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any given company-owned restaurant, the estimated undiscounted future cash flows for the restaurant are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge would be recorded equal to the difference between the carrying value and the estimated fair value.

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

Approximately 16% of our company restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

        As of December 25, 2012, we operated a total of 51 company restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

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

The possibility of future misstatement exists due to inherent limitations in our control systems, which could adversely affect our business.

        We cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business.

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

        We currently purchase the majority of our beef from four beef suppliers under annual contracts. While we maintain relationships with additional suppliers, if any of these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

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

        Given the marked increase in the use of social media platforms and similar devices in recent years, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on the accuracy of the content posted. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our business. The harm may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse effect on our business.

Health concerns relating to the consumption of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

        Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury in general. In recent years there has been negative publicity concerning e-coli, hepatitis A, "mad cow," "foot-and-mouth" disease and "bird flu." The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In April 2011, the FDA published proposed regulations to implement the menu labeling provisions of the PPACA; however, the agency has delayed the release of final regulations implementing these requirements. We expect the final regulations to be released in 2013. The labeling requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concept or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

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

        Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tip wage, state unemployment rates or employee benefits costs or otherwise, would adversely impact our operating expenses. The federal government and numerous states have enacted legislation resulting in tip and/or minimum wage increases as well as pre-determined future increases. We anticipate that additional legislation will be enacted in future periods. The Patient Protection and Affordable Care Act of 2010 (the "PPACA") includes provisions requiring health care coverage for all Americans in 2014. We are continuing to assess the impact of these provisions on our health care benefit costs particularly as it relates to the implementation of the program. While we believe that the impact of the requirement to provide health insurance benefits to employees that are more extensive than what we currently provide is manageable, the requirements could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. Our operating expenses will be adversely affected to the extent that we are not able or are unwilling to offset these costs through higher prices on our products.

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

We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants and compliance with governmental laws and regulations could adversely affect our operating results.

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

        In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tip wage requirements, overtime pay, health benefits, unemployment tax rates, workers' compensation rates, citizenship requirements and working conditions. A number of factors could adversely affect our operating results, including:

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

  •
  a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements; and

  •
  increased employee litigation including claims under federal and/or state wage and hour laws.

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

        We accept electronic payment cards for payment in our restaurants. During 2012, approximately 78% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, in excess of our insurance coverage, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

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

        Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions include, among other things, advance notice for raising business or making nominations at meetings, "blank check" preferred stock and three-year staggered terms for our Board of Directors. Blank check preferred stock enables our Board of Directors, without approval of the stockholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board of Directors may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board of Directors may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

Properties

        Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 25, 2012, we leased 69,342 square feet. Our leases expire between March 31, 2014 and December 31, 2025. Of the 320 company restaurants in operation as of December 25, 2012, we owned 123 locations and leased 197 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	2	5
Arizona	6	6	12
Arkansas	—	2	2
California	1	1	2
Colorado	7	6	13
Connecticut	—	2	2
Delaware	1	1	2
Florida	3	7	10
Georgia	2	1	3
Idaho	1	4	5
Illinois	2	8	10
Indiana	7	6	13
Iowa	2	7	9
Kansas	2	1	3
Kentucky	4	6	10
Louisiana	1	6	7
Maine	—	3	3
Maryland	—	3	3
Massachusetts	1	7	8
Michigan	3	5	8
Minnesota	1	2	3
Mississippi	1	—	1
Missouri	2	8	10
Nebraska	1	2	3
Nevada	—	1	1
New Hampshire	2	—	2
New Jersey	1	3	4
New Mexico	1	1	2
New York	3	7	10
North Carolina	4	10	14
North Dakota	—	2	2
Ohio	12	5	17
Oklahoma	2	4	6
Pennsylvania	3	15	18
Rhode Island	—	2	2
South Dakota	1	1	2
Tennessee	—	10	10
Texas	34	17	51
Utah	—	8	8
Vermont	—	1	1
Virginia	4	7	11
Washington	—	1	1
West Virginia	1	—	1
Wisconsin	3	6	9
Wyoming	1	—	1

Total	123	197	320

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

        On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age. The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs. We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them. We filed a response to the complaint in the form of two motions, one to dismiss the case and one to transfer the case to Louisville, KY. On July 24, 2012, the court issued a ruling allowing the EEOC to file an amended complaint containing additional information sufficient to meet the standard for stating a claim of age discrimination against Texas Roadhouse. The EEOC filed an amended complaint on August 27, 2012. We filed an answer on November 9, 2012. On November 9, 2012, our motion to transfer the case to Louisville, KY was denied. Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

ITEM 4—MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. The quarterly high and low closing prices of our common stock by quarter were as follows:

	High	Low
Year ended December 25, 2012
First Quarter	$17.40	$14.74
Second Quarter	$18.82	$15.92
Third Quarter	$18.57	$16.88
Fourth Quarter	$17.51	$15.81
Year ended December 27, 2011
First Quarter	$18.45	$15.97
Second Quarter	$17.73	$15.46
Third Quarter	$18.28	$13.07
Fourth Quarter	$15.13	$12.39

        The number of holders of record of our common stock as of February 13, 2013 was 296.

        On February 14, 2013, our Board of Directors authorized the payment of a cash dividend of $0.12 per share of common stock. This payment will be distributed on March 29, 2013, to shareholders of record at the close of business on March 13, 2013. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        As of December 25, 2012, shares of common stock authorized for issuance under our equity compensation plan are summarized in the following table. The weighted-average option exercise price is for stock options only, as the restricted stock has no exercise price. See note 13 to the Consolidated Financial Statements for a description of the plan.

Plan Category	Shares to Be Issued Upon Exercise	Weighted- Average Option Exercise Price	Shares Available for Future Grants
Plan approved by stockholders	4,062,435	$13.24	3,866,685
Plans not approved by stockholders	—	—	—

Total	4,062,435	$13.24	3,866,685

  Unregistered Sales of Equity Securities

        There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

  Issuer Repurchases of Securities

        On February 16, 2012, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 17, 2011. The previous program authorized us to repurchase up to $50.0 million of our common stock and was increased by $50.0 million on August 18, 2011. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations. During 2012, we paid approximately $29.4 million to repurchase 1,786,855 shares of our common stock and we had $70.6 million remaining under our authorized stock repurchase program as of December 25, 2012.

        Since commencing our repurchase program in 2008, we have repurchased a total of 12.3 million shares of common stock at a total cost of $145.5 million through December 25, 2012 under authorizations from our Board of Directors. The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended December 25, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 26 to October 23	—	—	—	$100,000,000
October 24 to November 20	840,928	16.64	840,928	$86,021,895
November 21 to December 25	945,927	16.58	945,927	$70,614,805

Total	1,786,855		1,786,855

  Stock Performance Graph

        The following graph sets forth cumulative total return experienced by holders of the Company's common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the period ended December 25, 2012, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 24, 2007 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

        Note: The stock price performance shown on the graph below does not indicate future performance.

 Comparison of Cumulative Total Return Since December 24, 2007

        Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/24/07	12/30/08	12/29/09	12/28/10	12/27/11	12/25/12
Texas Roadhouse, Inc.	$100.00	$64.49	$102.30	$152.92	$133.66	$148.59
Russell 3000	$100.00	$59.08	$76.15	$86.55	$86.29	$97.64
Russell 3000 Restaurant	$100.00	$82.93	$98.68	$128.35	$164.10	$163.09

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

        We derived the selected consolidated financial data as of and for the years 2012, 2011, 2010, 2009 and 2008 from our audited consolidated financial statements.

        The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2008 was 53 weeks in length while fiscal years 2012, 2011, 2010 and 2009 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$1,252,358	$1,099,475	$995,988	$934,100	$871,556
Franchise royalties and fees	10,973	9,751	9,005	8,231	8,905

Total revenue	1,263,331	1,109,226	1,004,993	942,331	880,461

Income from operations	110,458	95,239	90,617	75,861	62,027
Income before taxes	108,539	93,192	88,372	72,809	58,398
Provision for income taxes	34,738	26,765	27,683	23,491	19,389

Net income including noncontrolling interests	$73,801	$66,427	$60,689	$49,318	$39,009
Less: Net income attributable to noncontrolling interests	2,631	2,463	2,400	1,839	841

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$71,170	$63,964	$58,289	$47,479	$38,168

Net income per common share:
Basic	$1.02	$0.90	$0.82	$0.68	$0.53

Diluted	$1.00	$0.88	$0.80	$0.67	$0.52

Weighted average shares outstanding(1):
Basic	70,026	70,829	71,432	69,967	72,672

Diluted	71,485	72,278	72,929	71,298	74,079

	Fiscal Year
	2012	2011	2010	2009	2008
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$81,746	$78,777	$86,254	$50,749	$9,029
Total assets	791,254	740,670	702,801	662,073	622,663
Long-term debt and obligations under capital leases, net of current maturities	51,264	61,601	51,906	101,179	132,482
Total liabilities	260,517	244,848	203,419	239,123	259,866
Noncontrolling interests	5,653	3,918	2,766	2,578	2,807
Texas Roadhouse, Inc. and subsidiaries stockholders' equity(2)	525,084	491,904	496,616	420,372	359,990
Selected Operating Data (unaudited):
Restaurants:
Company—Texas Roadhouse	318	291	271	260	245
Company—Aspen Creek	2	3	3	1	—
Franchise	72	72	71	70	69
Total	392	366	345	331	314
Company restaurant information:
Store weeks	15,936	14,573	13,803	13,255	11,861
Comparable restaurant sales growth(3)	4.7%	4.7%	2.4%	(2.8)%	(2.3)%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth(3)	4.7%	4.8%	2.4%	(2.8)%	(2.3)%
Average unit volumes(4)	$4,085	$3,917	$3,730	$3,660	$3,823
Net cash provided by operating activities	$145,940	$138,514	$120,056	$115,249	$93,330
Net cash used in investing activities	$(88,048)	$(81,570)	$(44,816)	$(43,134)	$(120,216)
Net cash (used in) provided by financing activities	$(54,923)	$(64,421)	$(39,735)	$(30,395)	$12,696

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

(4)
Average unit volume represents the average annual restaurant sales from Texas Roadhouse company restaurants open for a full six months before the beginning of the period measured, excluding sales from restaurants closed during the period. Although 2008 contained 53 weeks, for comparative purposes, 2008 average unit volumes were adjusted to a 52-week basis. Additionally, average unit volume of company-owned restaurants for 2008 in the table above were adjusted to reflect the restaurant sales of any acquired franchise restaurants.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-19), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

        Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana. Since then, we have grown to 392 restaurants in 47 states and two foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. As of December 25, 2012, our 392 restaurants included:

  •
  320 "company restaurants," of which 305 were wholly-owned and 15 were majority-owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income.

  •
  72 "franchise restaurants," of which 71 were franchise restaurants and one was a license restaurant. We have a 5.0% to 10.0% ownership interest in 23 franchise restaurants. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

        We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in 13 of the 15 majority-owned company restaurants and (ii) 64 of the franchise restaurants.

Presentation of Financial and Operating Data

        We operate on a fiscal year that ends on the last Tuesday in December. Fiscal years 2012, 2011 and 2010 were 52 weeks in length, while the quarters for those years were 13 weeks in length. Fiscal year 2013 will be 53 weeks in length and, as such, the fourth quarter of fiscal 2013 will be 14 weeks in length.

Long-term Strategies to Grow Earnings Per Share

        Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

        Expanding Our Restaurant Base.    We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing markets and new domestic and international markets. Domestically, we will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. Our ability to expand our restaurant base is influenced by many factors beyond our control and therefore we may not be able to achieve our anticipated growth. Our average capital investment for Texas Roadhouse restaurants opened during

2012, including pre-opening expenses and a capitalized rent factor, was $3.88 million, which is slightly higher than our average capital investment in 2011 of $3.76 million. We anticipate that our 2013 development costs will be slightly higher than our 2012 costs. We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

        We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next ten years, two of which are currently open. Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for minority ownership in three non-Texas Roadhouse restaurants, two of which are currently open. We continue to explore opportunities in other countries for international expansion. We may also look to acquire franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. Of the 320 restaurants we owned and operated at December 25, 2012, we operated 318 as Texas Roadhouse restaurants, while two operated under the name of Aspen Creek. We currently plan to open approximately 28 company restaurants in 2013, all of which will be Texas Roadhouse restaurants. In addition, we anticipate our existing franchise partners will open as many as five Texas Roadhouse restaurants, primarily international, in 2013.

        Maintaining and/or Improving Restaurant Level Profitability.    We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management. In 2012, our average unit volumes and comparable restaurant sales increased 4.3% and 4.7%, respectively, for Texas Roadhouse restaurants. The growth in these measures was primarily due to menu price increases taken throughout 2012 and 2011 along with higher guest traffic counts. In an effort to partially offset inflationary pressures, we increased menu prices approximately 2.0% in late 2012, 2.2% in early 2012 and 2.5% to 3.0% during 2011. In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on the long-term success of Texas Roadhouse. This may create a challenge in terms of maintaining and/or increasing restaurant margins, as a percentage of sales, in any given year, depending on the level of inflation we experience. However, in addition to restaurant margin, as a percentage of sales, we also focus on restaurant margin dollar growth per store week as a measure of restaurant level profitability. In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests through our continued commitment to operational standards relating to our quality of food and service. In order to attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, to focus on speed of service and to increase throughput by adding seats in certain restaurants.

        Leveraging Our Scalable Infrastructure.    To support our growth, we continue to make investments in our infrastructure. Over the past several years, we have made significant investments in our infrastructure including information systems, real estate, human resources, legal, marketing and operations. Our goal is to have general and administrative costs increase at a slower growth rate than our revenue. In 2012, general and administrative costs increased at a faster growth rate than our revenue as a result of a legal settlement charge of $5.0 million recorded in the first quarter of 2012. Whether we are able to continue leveraging our infrastructure will depend, in part, on our new restaurant openings and our comparable restaurant sales growth rate going forward.

        Returning Capital to Shareholders.    We continue to evaluate opportunities to return capital to our shareholders through the payment of dividends and/or repurchases of common stock. We started paying dividends in 2011, where we declared regular dividends of $22.5 million, or $0.32 per share of common stock ($0.08 per share per quarter). In 2012, we increased our regular quarterly dividend to $0.09 per share of common stock and declared regular dividends of $25.2 million, or $0.36 per share of common stock. In addition, we declared a non-regular dividend of $0.10 per share of common stock, or $6.9 million, in December 2012. Our long-term strategy includes increasing our regular quarterly dividend amount over time. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. Any repurchases will be made through open market transactions. As of December 25, 2012, $70.6 million remains authorized for repurchase. In 2012, we paid $29.4 million to repurchase 1,786,855 shares of our common stock. Since 2008, we have paid $145.5 million to repurchase 12,271,762 shares of our common stock at an average price per share of $11.86 through our authorized stock repurchase programs.

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

Key Measures We Use To Evaluate Our Company

        Key measures we use to evaluate and assess our business include the following:

        Number of Restaurant Openings.    Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For company restaurant openings we incur pre-opening costs, which are defined below, before the restaurant opens. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes, which decrease to a steady level approximately three to six months after opening. However, although sales volumes are generally higher, so are initial costs, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately three to six months after opening.

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

        Restaurant Margins.    Restaurant margins represent restaurant sales less cost of sales, labor, rent and other operating costs. Depreciation and amortization expense, substantially all of which relates to restaurant-level assets, is excluded from restaurant operating costs and is shown separately as it represents a non-cash charge for the investment in our restaurants. Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance. Restaurant margin is not a measurement determined in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations or other similarly titled measures of other companies. Restaurant margins, as a percentage of restaurant sales, may fluctuate based on inflationary pressures, commodity costs and wage rates. We also focus on restaurant margin dollar growth per store week as a measure of restaurant-level profitability as it provides additional insight on operating performance.

Other Key Definitions

        Restaurant Sales.    Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company-owned restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the consolidated statements of income and other comprehensive income.

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

        Restaurant Labor Expenses.    Restaurant labor expenses include direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managers. These profit sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

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

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses ("D&A") includes the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

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

        Equity Income from Unconsolidated Affiliates.    As of December 25, 2012 and December 27, 2011, we owned 5.0% to 10.0% equity interest in 23 and 22 franchise restaurants, respectively. As of December 28, 2010, we owned 5.0% to 10.0% equity interest in 21 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

        Net Income Attributable to Noncontrolling Interests.    Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants. Our consolidated subsidiaries at December 25, 2012 included 15 majority-owned restaurants, all of which were open. Our consolidated subsidiaries at December 27, 2011and December 28, 2010 included 12 and 11 majority-owned restaurants, respectively, all of which were open.

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

	Results of Operations
	Fiscal Year
	2012		2011		2010
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	1,252,358	99.1	1,099,475	99.1	995,988	99.1
Franchise royalties and fees	10,973	0.9	9,751	0.9	9,005	0.9

Total revenue	1,263,331	100.0	1,109,226	100.0	1,004,993	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	423,615	33.8	367,385	33.4	324,267	32.6
Labor	367,763	29.4	326,233	29.7	293,022	29.4
Rent	25,797	2.1	23,150	2.1	21,361	2.1
Other operating	204,318	16.3	184,073	16.7	172,893	17.4
(As a percentage of total revenue)
Pre-opening	12,399	1.0	11,534	1.0	7,051	0.7
Depreciation and amortization	46,717	3.7	42,709	3.9	41,283	4.1
Impairment and closures	1,624	0.1	1,201	0.1	2,005	0.2
General and administrative	70,640	5.6	57,702	5.2	52,494	5.2

Total costs and expenses	1,152,873	91.3	1,013,987	91.4	914,376	91.0
Income from operations	110,458	8.7	95,239	8.6	90,617	9.0
Interest expense, net	2,347	0.2	2,413	0.2	2,673	0.3
Equity income from investments in unconsolidated affiliates	(428)	0.0	(366)	0.0	(428)	0.0

Income before taxes	108,539	8.5	93,192	8.4	88,372	8.8
Provision for income taxes	34,738	2.7	26,765	2.4	27,683	2.8

Net income including noncontrolling interests	73,801	5.8	66,427	6.0	60,689	6.0

Net income attributable to noncontrolling interests	2,631	0.2	2,463	0.2	2,400	0.2

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	71,170	5.6	63,964	5.8	58,289	5.8

 Reconciliation of GAAP and Non-GAAP Information
(in thousands, except per share data)

        In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") throughout this document, the Company has provided non-GAAP measurements which present operating results on a basis before the impact of a settlement of a legal matter. This item is described in further detail throughout this document.

        The Company used earnings before the impact of the legal settlement as a key performance measure of results of operations for purposes of evaluating performance internally. This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of results before the impact of the legal settlement provides additional information to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations in the 52 weeks ended December 25, 2012.

	52 weeks ended
	December 25, 2012	December 27, 2011
	$	$
Net income attributable to Texas Roadhouse, Inc. and subsidiaries, excluding settlement charge	74,232	63,964
Amount reserved for settlement of a legal matter, net of tax(1)	(3,062)	—

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	71,170	63,964
Weighted average diluted shares outstanding	71,485	72,278
Diluted earnings per share, excluding settlement charge	1.04	0.88
Impact of settlement charge on diluted earnings per share	(0.04)	—

Diluted earnings per share	1.00	0.88

(1)
Amount reserved in the first quarter of 2012 for the settlement of a legal matter was $5.0 million before the statutory income tax rate. The settlement is included in general administrative costs in our condensed consolidated statements of income and comprehensive income.

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 29, 2009	261	70	331
Openings—Texas Roadhouse	12	1	13
Openings—Aspen Creek	2	—	2
Closures—Texas Roadhouse	(1)	—	(1)

Balance at December 28, 2010	274	71	345
Openings—Texas Roadhouse	20	1	21
Openings—Aspen Creek	—	—	—
Closures	—	—	—

Balance at December 27, 2011	294	72	366
Openings—Texas Roadhouse	25	2	27
Openings—Aspen Creek	—	—	—
Acquisitions from franchisees	2	(2)	—
Closures—Aspen Creek	(1)	—	(1)

Balance at December 25, 2012	320	72	392

Restaurant Sales

        Restaurant sales increased by 13.9% in 2012 as compared to 2011 and 10.4% in 2011 compared to 2010. These increases were attributable to the opening of new restaurants and an increase in average unit volumes, primarily comparable restaurant sales.

        The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods.

	2012	2011	2010
Company Restaurants
Increase in store weeks	9.4%	5.6%	4.1%
Increase in average unit volumes	4.3	5.0	1.9
Other(1)	0.2	(0.2)	0.6

Total increase in restaurant sales	13.9%	10.4%	6.6%

Store weeks	15,936	14,573	13,803
Comparable restaurant sales growth	4.7%	4.7%	2.4%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.7%	4.8%	2.4%
Average unit volume (in thousands)	$4,085	$3,917	$3,730

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

        The increase in average unit volume for 2012 compared to 2011 was primarily driven by positive comparable restaurant sales, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes, but excluded from comparable restaurant sales. Comparable restaurant sales of 4.7% in 2012 was primarily due to increases in our per person average check of 3.4%, along with increases in guest traffic counts of 1.3%. The menu price increases we have taken in 2012 and 2011 are driving the increase in our per person average check. In 2012, we increased menu prices approximately 2.2% in the first quarter and approximately 2.0% in early December. In 2011, we increased menu prices approximately 2.5% to 3.0% with just over 1.0% during the first quarter of the year and the remaining during the third and fourth quarters of the year. These menu price increases were taken as a result of inflationary pressures, primarily commodities.

        The increase in average unit volume for 2011 compared to 2010 was primarily driven by positive comparable restaurant sales, along with higher year-over-year sales for newer restaurants included in our average unit volumes, but excluded from comparable restaurant sales. For 2011, comparable restaurant sales increased 4.7% primarily due to an increase in guest traffic counts of 3.2%, along with an increase in our per person average check driven by menu price increases taken in 2011 as previously discussed.

        In 2013, we plan to open approximately 28 company restaurants. We have either begun construction or have sites under contract for purchase or lease for 23 of the 28 restaurants.

Franchise Royalties and Fees

        Franchise royalties and fees increased by $1.2 million or by 12.5% in 2012 from 2011 and $0.7 million or by 8.3% in 2011 from 2010. These increases were primarily attributable to an increase in average unit volumes, increasing royalty rates in conjunction with the renewal of certain franchise agreements, and the opening of new franchise restaurants. Franchise comparable restaurant sales increased by 5.3% in 2012 and 4.3% in 2011. Franchise restaurant count activity is shown in the restaurant unit activity table above. We anticipate our existing franchise partners will open as many as five Texas Roadhouse restaurants, primarily international, in 2013.

        On December 25, 2012, we acquired two franchise restaurants. These acquisitions had no impact on 2012 diluted earnings per share as the acquisition occurred on the last day of our fiscal year. In both 2012 and 2011, these restaurants paid us $0.3 million in franchise royalties, respectively. We expect that the acquisition will have no significant net revenue or accretive net income impact on an on-going annual basis.

Restaurant Cost of Sales

        Restaurant cost of sales, as a percentage of restaurant sales, increased to 33.8% in 2012 from 33.4% in 2011. This increase was primarily attributable to commodity inflation of approximately 6.4% in 2012, partially offset by the impact of menu pricing actions in 2012 and 2011 and the benefit of favorable mix shift. Inflation was driven by higher food costs on items such as beef and pork, partially offset by lower costs for certain produce items, specifically potatoes. The benefit of favorable mix shift was primarily driven by the addition of pictures to the menu in late January 2012 which has resulted in higher sales for the items shown. These items have a slightly lower food cost, as a percentage of sales, than other items within the same category. For 2013, we have fixed price contracts for 65% to 70% of our overall food costs with the remainder subject to fluctuating market prices. We expect commodity cost inflation of 6% to 7% in 2013.

        Restaurant cost of sales, as a percentage of restaurant sales, increased to 33.4% in 2011 from 32.6% in 2010. This increase was primarily attributable to commodity inflation of approximately 3.5% for 2011. Inflation was driven by higher food costs on items such as potatoes, pork, beef, cheese and wheat ingredients.

Restaurant Labor Expenses

        Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.4% in 2012 from 29.7% in 2011. The decrease was primarily driven by an increase in average unit volumes, partially offset by higher average wage rates and labor inefficiencies associated with recently opened restaurants. The timing of restaurant openings in 2012 and 2011 led to an increase in labor inefficiencies, as a percentage of restaurant sales in 2012. Typically, restaurants open with an initial start-up period of higher than normalized sales volumes and higher than normalized labor costs, as a percentage of sales.

        Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.7% in 2011 from 29.4% in 2010. Higher payroll taxes and the impact of labor inefficiencies associated with newer restaurants were partially offset by the benefit from an increase in average unit volumes and lower workers' compensation costs.

        In 2011, higher payroll tax expense was primarily due to the benefit we obtained in 2010 from exemptions under the Hiring Incentives to Restore Employment (HIRE) Act, which was recorded as a reduction in payroll tax expense. For 2011, the exemptions under the HIRE Act were replaced by a tax credit which results in a reduction in income tax expense rather than payroll tax expense. For 2011, the net impact of this change year-over-year was an increase in payroll expense of $1.8 million. In addition, we experienced higher state unemployment taxes throughout 2011. Workers' compensation costs were $0.5 million lower in 2011 compared to 2010 due to changes in our claims development history.

        In 2013, we anticipate our labor costs will be pressured by continued wage rate inflation due to continued state-mandated increases in minimum and tip wage rates. These increases may or may not be offset by additional menu price adjustments and/or guest traffic growth.

Restaurant Rent Expense

        Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.1% in 2012 compared to 2011 and 2010. In all periods presented, the benefit from an increase in average unit volumes offset the impact of leasing more land and buildings than we have in the past.

Restaurant Other Operating Expenses

        Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.3% in 2012 from 16.7% in 2011. This decrease was primarily attributable to an increase in average unit volumes and lower utility costs and credit card fees, partially offset by higher costs for managing partner and market partner bonuses, as a percentage of sales. Managing partner and market partner bonuses were higher in 2012 as a result of improved restaurant sales and higher restaurant margins.

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

Restaurant Pre-opening Expenses

        Pre-opening expenses in 2012 increased to $12.4 million from $11.5 million in 2011 and increased to $11.5 million in 2011 from $7.1 million in 2010. These increases were primarily attributable to more restaurant openings each year versus the prior year. We opened 25 company restaurants in 2012 compared to 20 company restaurants in 2011 and 15 company restaurants in 2010. Additionally, we plan to open 28 company restaurants in 2013.

        Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired. Based on our increased restaurant development plans, we expect pre-opening expense to be higher in 2013.

Depreciation and Amortization Expenses ("D&A")

        D&A, as a percentage of revenue, decreased to 3.7% in 2012 from 3.9% in 2011 and decreased to 3.9% in 2011 from 4.1% in 2010. Along with an increase in average unit volumes, these decreases were primarily due to lower depreciation expense, as a percentage of revenue, on older restaurants as depreciation expense on short-lived assets, such as equipment, has ended. The decrease was partially offset by higher depreciation, as a percentage of revenue, at new restaurants.

Impairment and Closure Expenses

        Impairment and closure expenses increased to $1.6 million in 2012 from $1.2 million in 2011, which was a decrease from $2.0 million in 2010. In 2012, we recorded $0.5 million of impairment expense associated with the impairment of goodwill and intangible asset related to one restaurant and $0.9 million of impairment expense associated with the write down of assets, primarily land and building, related to a restaurant which was closed in 2012. In 2011, we recorded $0.8 million of impairment expense associated with the impairment of goodwill related to one restaurant and $0.3 million of impairment expense associated with the write down of assets, primarily land and building, related to a restaurant which was closed in 2010. In 2010, we recorded $1.7 million of impairment expense associated with the impairment of goodwill related to four restaurants and $0.2 million related to the write-down of equipment and ongoing closure costs associated with one restaurant, which was closed in 2010. For all years presented, we also incurred costs primarily attributable to various restaurant closures in prior fiscal years.

        The goodwill impairment charges in the periods presented resulted from our annual testing, which relies, in part, on the historical and projected future cash flows of individual restaurants. We assign goodwill at the individual restaurant level. As such, we anticipate that we will incur future impairment charges as the historical and/or projected future financial performance of these restaurants change. The amount and timing of any potential future charges, however, is difficult to predict.

        See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2012, 2011 and 2010, including the impairments of goodwill and other long-lived assets.

General and Administrative Expenses ("G&A")

        G&A, as a percentage of total revenue, increased to 5.6% in 2012 from 5.2% in 2011. The increase was primarily attributable to higher legal settlement charges, along with higher costs associated with share-based compensation, partially offset by an increase in average unit volumes and lower costs related to our annual managing partner conference in the second quarter of 2012. In the first quarter of 2012, we recorded a one-time, pre-tax charge of $5.0 million ($3.1 million after-tax) related to the settlement of a previously disclosed legal matter. This charge had a $0.04 impact on diluted earnings per share in 2012. Share-based compensation costs were approximately $2.0 million higher in 2012 compared to 2011 primarily driven by a higher stock price associated with a grant of restricted stock units on January 7, 2012 in conjunction with the execution of certain executive employment contracts at the beginning of 2012. Based primarily on the location of our annual managing partner conference in the second quarter of 2013, we expect our annual conference costs to be approximately $2.5 million higher in 2013 compared to 2012.

        Overall, in 2012, total G&A cost, excluding the legal settlement charge, increased at a slower growth rate than our revenue. Total G&A cost in 2013 may increase at a higher growth rate than our revenue, excluding the impact of the legal settlement charge in 2012.

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

Interest Expense, Net

        Net interest expense decreased to $2.3 million in 2012 from $2.4 million in 2011 which was a decrease from $2.7 million in 2010. In 2012, a decrease in amortization expense, along with an increase in capitalized interest was offset by an increase in expense attributable to higher interest rates. The decrease in 2011 was primarily attributable to lower interest rates partially offset by higher outstanding borrowings under our credit facility.

Income Taxes

        We account for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"). Our effective tax rate increased to 32.8% in 2012 from 29.5% in 2011. The increase in 2012 was primarily attributable to the loss of the HIRE Retention tax credit, higher non-deductible officer's compensation and lower Worker Opportunity tax credits ("WOTC") as a percentage of pre-tax income, partially offset by higher FICA tip credits. For 2013, we expect the tax rate to decrease to approximately 31.0%, due to higher federal tax credits, primarily due to the reinstatement of WOTC, and an expected decrease in non-deductible officer's compensation.

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

Liquidity and Capital Resources

        The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$145,940	$138,514	$120,056
Net cash used in investing activities	(88,048)	(81,570)	(44,816)
Net cash used in financing activities	(54,923)	(64,421)	(39,735)

Net increase (decrease) in cash and cash equivalents	$2,969	$(7,477)	$35,505

        Net cash provided by operating activities was $145.9 million in 2012 compared to $138.5 million in 2011. This increase was primarily due to an increase in net income driven by continued growth in overall sales combined with higher restaurant level profitability. The continued opening of new restaurants and an increase in comparable restaurant sales drove our sales growth. Net cash provided by operating activities was $138.5 million in 2011 compared to $120.1 million in 2010. This increase was primarily due to changes in working capital, along with increases in share-based compensation and net income. Net income was $5.7 million higher as a result of opening new restaurants and average unit volume growth, partially offset by lower margins.

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

        Net cash used in investing activities was $88.0 million in 2012 compared to $81.6 million in 2011. The increase was primarily due to an increase in capital expenditures on the refurbishment of existing restaurants, such as remodeling, room additions and other general maintenance, along with the acquisition of two franchise restaurants on the last day of the 2012 fiscal year for a purchase price of $4.3 million. While we opened more restaurants in 2012 compared to 2011 and plan to open more in 2013, the timing of the openings resulted in lower capital expenditures on new restaurants in 2012 compared to 2011. We opened 25 company restaurants in 2012 compared to 20 company restaurants in 2011. We plan to open 28 company restaurants in 2013. Net cash used in investing activities was $81.6 million in 2011 compared to $44.8 million in 2010. This increase was primarily due to spending on capital expenditures as a result of more restaurant openings in 2011 compared to 2010 and more planned openings in 2012.

        We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisitions of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 25, 2012, 123 of the 320 company restaurants have been developed on land which we own.

        The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants:

(in 000's)	2012	2011	2010
New company restaurants	$55,389	$63,494	$29,796
Refurbishment of existing restaurants(1)	29,490	18,264	15,255

Total capital expenditures	$84,879	$81,758	$45,051

Acquisition of franchise restaurants, net of cash acquired	$4,297	$—	$—

Restaurant-related repairs and maintenance expense(2)	$13,843	$12,593	$11,888

(1)
Includes minimal capital expenditures related to support center office.

(2)
These amounts were recorded as an expense in the income statement as incurred.

        Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to allow our infrastructure to support a larger restaurant base. In 2013, we expect our capital expenditures to be $100.0 to $105.0 million, the majority of which will relate to planned restaurant openings, including 28 restaurant openings in 2013. This amount excludes any cash used for franchise acquisitions. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility. For 2013, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our credit facility.

        Net cash used in financing activities was $54.9 million in 2012 compared to $64.4 million in 2011. This decrease was primarily due to lower repurchases of common stock in 2012 compared to 2011. The decrease in share repurchases along with higher proceeds from the exercise of stock options in 2012 was partially offset by increased payments on borrowings under our credit facility and an additional dividend payment in 2012. We began paying dividends in the second quarter of fiscal 2011. Net cash used in financing activities was $64.4 million in 2011 compared to $39.7 million in 2010. This increase was primarily due to the repurchase of shares of common stock in 2011 of $59.1 million, the payment of dividends in 2011 of $17.0 million and a decrease in the proceeds from the exercise of stock options, partially offset by increased borrowings under our credit facility of $10.0 million.

        On February 16, 2012, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 17, 2011. The previous program authorized us to repurchase up to $50.0 million of our common stock and was increased by $50.0 million on August 18, 2011. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations. During 2012, we paid approximately $29.4 million to repurchase 1,786,855 shares of our common stock and we had $70.6 million remaining under our authorized stock repurchase program as of December 25, 2012.

        We paid cash dividends of $24.5 million in 2012. On November 15, 2012 and December 10, 2012, our Board of Directors authorized the payment of a regular quarterly cash dividend of $0.09 per share of common stock and an additional cash dividend of $0.10 per share of common stock to shareholders of record at the close of business on December 12, 2012 and December 21, 2012, respectively. These payments were distributed on December 28, 2012. The declared dividends are included as a liability on our consolidated balance sheet as of December 25, 2012. Additionally, on February 14, 2013, our Board of Directors authorized the payment of a quarterly cash dividend of $0.12 per share of common stock. This payment will be distributed on March 29, 2013 to shareholders of record at the close of business on March 13, 2013. The increase in the dividend per share amount reflects the increase in our regular annual dividend rate from $0.36 per share in 2012 to $0.48 per share in 2013. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        We paid distributions of $2.7 million and $2.3 million to equity holders of 14 of our majority-owned company restaurants in 2012 and 11 of our majority-owned company restaurants in 2011, respectively. In 2010, we paid $2.2 million to equity holders of 10 of our majority-owned company restaurants.

        On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. This facility replaced our previous five-year revolving credit facility. The facility expires on August 12, 2016. The terms of the facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio. The weighted-average interest rate for the revolver at December 25, 2012 and December 27, 2011 was 3.96% and 3.20%, respectively, including interest rate swaps. At December 25, 2012, we had $50.0 million of outstanding borrowing under our credit facility and $145.3 million of availability net of $4.7 million of outstanding letters of credit At December 27, 2011, we had $60.0 million of outstanding borrowing under our credit facility and $136.2 million of availability net of $3.8 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 25, 2012.

        In addition to the amounts outstanding from our credit facility, we had various other notes payable totaling $1.5 million and $1.7 million at December 25, 2012 and December 27, 2011, respectively, with interest rates ranging from 10.46% to 10.80%. Each of these notes relate to the financing of specific restaurants. Our total weighted average effective interest rate at December 25, 2012 and December 27, 2011 was 4.15% and 3.40%, respectively.

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

Contractual Obligations

        The following table summarizes the amount of payments due under specified contractual obligations as of December 25, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,473	$229	$537	$50,316	$391
Capital lease obligations	129	109	20	—	—
Interest(1)	7,096	1,945	3,794	1,311	46
Operating lease obligations	213,477	25,866	48,411	41,938	97,262
Capital obligations	73,203	73,203	—	—	—

Total contractual obligations(2)	$345,378	$101,352	$52,762	$93,565	$97,699

(1)
Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations. Uses interest rates as of December 25, 2012 for our variable rate debt. Interest payments on our variable-rate revolving credit facility balance at December 25, 2012 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements. The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.50% margin, which was in effect as of December 25, 2012.

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

Recent Accounting Pronouncements

  Comprehensive Income
  (ASU 2011-05)

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, which was our presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for annual and interim reporting periods beginning after December 15, 2011 (our 2012 fiscal year). The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows, though it changed our financial statement presentation.

  Goodwill and Other Intangibles
  (ASU 2011-08)

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (our 2012 fiscal year). The adoption of this new guidance had no impact on the content of our financial statements or disclosures.

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

        See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2012, 2011 and 2010, including the impairments of goodwill and other long-lived assets.

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

        The valuation approaches used to determine fair value are subject to key judgments and assumptions that are sensitive to change such as our appropriate revenue growth rates, operating margins, weighted average cost of capital, and comparable company and acquisition market multiples. In estimating the fair value using the discounted cash flows or the capitalization of earnings method we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact our fair value. The judgments and assumptions used are consistent with what we believe hypothetical market participants would use. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments. If the estimates used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

        At December 25, 2012, we had 62 reporting units, primarily at the restaurant level, with allocated goodwill of $110.7 million. The average amount of goodwill associated with each reporting unit is $1.8 million with six reporting units having goodwill in excess of $4.0 million. Based on our estimate of fair value, we are currently monitoring five restaurants with total goodwill of $19.7 million for potential impairment. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. The fair value of each of our other reporting units was substantially in excess of their respective carrying values as of the 2012 goodwill impairment test. See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2012, 2011 and 2010, including the impairments of goodwill and other long-lived assets.

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

        Certain of our operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the amounts charged to operations and amounts paid as deferred rent. We generally do not receive rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease. We may receive rent holidays, which would begin on the possession date and end when the lease commences, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight-line rent expense.

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

        The judgment regarding the probable term for each restaurant property lease impacts the classification and accounting for a lease as capital or operating, the rent holiday and/or escalation in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant are amortized. The material factor we consider when making this judgment is the total amount invested in the restaurant at the inception of the lease and whether management believes that renewal appears reasonably assured. While a different term may produce materially different amounts of depreciation, amortization and rent expense than reported, our historical lease renewal rates support the judgments made. We have not made any changes to the nature of the assumptions used to account for leases in any of the fiscal years presented in our consolidated financial statements.

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

Effects of Inflation

        We have not operated in a period of high general inflation for the last several years; however, we have experienced material increases in certain commodity costs, specifically beef. In addition, a significant number of our team members are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in minimum wage have increased our labor costs for the last several years. We have increased menu prices and made other adjustments over the past few years, in an effort to offset increases in our restaurant and operating costs resulting from inflation. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At December 25, 2012, there was $50.0 million in outstanding borrowings under our revolving line of credit, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had various other notes payable totaling $1.5 million with fixed interest rates ranging from 10.46% to 10.80%.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 25, 2012.

Changes in internal control

        During the fourth quarter of 2012, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2012.

        KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 25, 2012 as stated in their report at F-2.

ITEM 9B—OTHER INFORMATION

        None.

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" in the Proxy Statement for the 2013 Annual Meeting of Stockholders.

        Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

        Information regarding corporate governance of the Company is incorporated herein by reference to the information set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 5, 2013.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 5, 2013.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 5, 2013.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 5, 2013.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1. Consolidated Financial Statements

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
10.7
Updated schedule as of December 25, 2012 of the owners of company-managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as set forth at Exhibit 10.4 of this Form 10-K
10.8
Updated schedule as of December 25, 2012 of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as set forth at Exhibit 10.6 of this Form 10-K
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
Amended and Restated Employment Agreement between Registrant and W. Kent Taylor, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))
10.36	*
Amended and Restated Employment Agreement between Registrant and Scott M. Colosi, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))
10.37	*
Amended and Restated Employment Agreement between Registrant and Steven L. Ortiz, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))
10.38	*
Amended and Restated Employment Agreement between Registrant and G. Price Cooper, IV, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

Exhibit No.		Description
10.39	*	Amended and Restated Employment Agreement between Registrant and Jill Marchant, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 25, 2012, filed February 22, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 22, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. KENT TAYLOR W. Kent Taylor	Chairman of the Company, Chief Executive Officer, Director (Principal Executive Officer)	February 22, 2013
/s/ G. PRICE COOPER, IV G. Price Cooper, IV	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2013
/s/ GREGORY N. MOORE Gregory N. Moore	Director	February 22, 2013
/s/ MARTIN T. HART Martin T. Hart	Director	February 22, 2013
/s/ JAMES F. PARKER James F. Parker	Director	February 22, 2013
/s/ JAMES R. RAMSEY James R. Ramsey	Director	February 22, 2013
/s/ JAMES R. ZARLEY James R. Zarley	Director	February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 25, 2012 and December 27, 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 25, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 25, 2012 and December 27, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Roadhouse, Inc.'s internal control over financial reporting as of December 25, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 22, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the internal control over financial reporting of Texas Roadhouse, Inc. as of December 25, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Roadhouse, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Texas Roadhouse Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Texas Roadhouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 25, 2012 and December 27, 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 25, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky
February 22, 2013

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 25, 2012	December 27, 2011
Assets
Current assets:
Cash and cash equivalents	$81,746	$78,777
Receivables, net of allowance for doubtful accounts of $22 in 2012 and $39 in 2011	16,416	11,480
Inventories, net	10,909	10,730
Prepaid income taxes	3,374	575
Prepaid expenses	7,191	7,045
Deferred tax assets	2,836	3,367

Total current assets	122,472	111,974

Property and equipment, net	531,654	497,217
Goodwill	113,435	110,946
Intangible assets, net	9,264	9,042
Other assets	14,429	11,491

Total assets	$791,254	$740,670

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$338	$304
Accounts payable	32,374	32,744
Deferred revenue—gift cards	53,041	44,058
Accrued wages	25,030	23,701
Accrued taxes and licenses	13,253	12,381
Dividends payable	13,135	5,535
Other accrued liabilities	21,491	17,649

Total current liabilities	158,662	136,372

Long-term debt and obligations under capital leases, excluding current maturities	51,264	61,601
Stock option and other deposits	4,718	4,546
Deferred rent	20,168	17,133
Deferred tax liabilities	6,102	8,715
Fair value of derivative financial instruments	4,016	4,247
Other liabilities	15,587	12,234

Total liabilities	260,517	244,848
Texas Roadhouse, Inc. and subsidiaries stockholders' equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 68,977,045 and 69,186,967 shares issued and outstanding at December 25, 2012 and December 27, 2011, respectively)	69	69
Additional paid-in-capital	199,967	206,019
Retained earnings	327,509	288,425
Accumulated other comprehensive loss	(2,461)	(2,609)

Total Texas Roadhouse, Inc. and subsidiaries stockholders' equity	525,084	491,904
Noncontrolling interests	5,653	3,918

Total equity	530,737	495,822

Total liabilities and equity	$791,254	$740,670

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 25, 2012	December 27, 2011	December 28, 2010
Revenue:
Restaurant sales	$1,252,358	$1,099,475	$995,988
Franchise royalties and fees	10,973	9,751	9,005

Total revenue	1,263,331	1,109,226	1,004,993

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	423,615	367,385	324,267
Labor	367,763	326,233	293,022
Rent	25,797	23,150	21,361
Other operating	204,318	184,073	172,893
Pre-opening	12,399	11,534	7,051
Depreciation and amortization	46,717	42,709	41,283
Impairment and closures	1,624	1,201	2,005
General and administrative	70,640	57,702	52,494

Total costs and expenses	1,152,873	1,013,987	914,376
Income from operations	110,458	95,239	90,617
Interest expense, net	2,347	2,413	2,673
Equity income from investments in unconsolidated affiliates	(428)	(366)	(428)

Income before taxes	$108,539	$93,192	$88,372
Provision for income taxes	34,738	26,765	27,683

Net income including noncontrolling interests	$73,801	$66,427	$60,689
Less: Net income attributable to noncontrolling interests	2,631	2,463	2,400

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$71,170	$63,964	$58,289

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives, net of tax of $(0.1) million, $0.8 million and $0.9 million, respectively	148	(1,271)	(1,357)

Total comprehensive income	$71,318	$62,693	$56,932

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.02	$0.90	$0.82

Diluted	$1.00	$0.88	$0.80

Weighted average shares outstanding:
Basic	70,026	70,829	71,432

Diluted	71,485	72,278	72,929

Cash dividends declared per share	$0.46	$0.32	$—

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Shares	Par Value	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total
Balance, December 29, 2009	70,384,915	$70	$231,564	$188,719	$19	$420,372	$2,578	$422,950
Net income	—	—	—	58,289	—	58,289	2,400	60,689
Unrealized loss on derivatives, net of tax of $0.9 million	—	—	—	—	(1,357)	(1,357)	—	(1,357)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,212)	(2,212)
Shares issued under stock option plan including tax effects	1,397,832	1	14,384	—	—	14,385	—	14,385
Settlement of restricted stock units	649,443	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(209,199)	—	(2,828)	—	—	(2,828)	—	(2,828)
Minority interest liquidation adjustments	—	—	69	—	—	69	—	69
Share-based compensation	—	—	7,686	—	—	7,686	—	7,686

Balance, December 28, 2010	72,222,991	$72	$250,874	$247,008	$(1,338)	$496,616	$2,766	$499,382
Net income	—	—	—	63,964	—	63,964	2,463	66,427
Unrealized loss on derivatives, net of tax of $0.8 million	—	—	—	—	(1,271)	(1,271)	—	(1,271)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,270)	(2,270)
Minority interest contribution	—	—	—	—	—	—	959	959
Minority interest liquidation adjustments	—	—	(37)	—	—	(37)	—	(37)
Dividends declared and paid ($0.24 per share)	—	—	—	(17,012)	—	(17,012)	—	(17,012)
Dividends declared ($0.08 per share)	—	—	—	(5,535)	—	(5,535)	—	(5,535)
Shares issued under stock option plan including tax effects	477,525	—	7,283	—	—	7,283	—	7,283
Repurchase of shares of common stock	(3,972,100)	(4)	(59,143)	—	—	(59,147)	—	(59,147)
Settlement of restricted stock units	674,392	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(215,841)	—	(3,482)	—	—	(3,482)	—	(3,482)
Share-based compensation	—	—	10,525	—	—	10,525	—	10,525

Balance, December 27, 2011	69,186,967	$69	$206,019	$288,425	$(2,609)	$491,904	$3,918	$495,822
Net income	—	—	—	71,170	—	71,170	2,631	73,801
Unrealized gain on derivatives, net of tax of $0.1 million	—	—	—	—	148	148	—	148
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,712)	(2,712)
Minority interest contribution	—	—	—	—	—	—	1,816	1,816
Minority interest liquidation adjustments	—	—	(368)	—	—	(368)	—	(368)
Dividends declared and paid ($0.27 per share)	—	—	—	(18,951)	—	(18,951)	—	(18,951)
Dividends declared ($0.19 per share)	—	—	—	(13,135)	—	(13,135)	—	(13,135)
Shares issued under stock option plan including tax effects	1,115,278	1	14,276	—	—	14,277	—	14,277
Repurchase of shares of common stock	(1,786,855)	(2)	(29,419)	—	—	(29,421)	—	(29,421)
Settlement of restricted stock units	683,614	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(221,959)	—	(3,733)	—	—	(3,733)	—	(3,733)
Share-based compensation	—	—	13,193	—	—	13,193	—	13,193

Balance, December 25, 2012	68,977,045	$69	$199,967	$327,509	$(2,461)	$525,084	$5,653	$530,737

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 25, 2012	December 27, 2011	December 28, 2010
Cash flows from operating activities:
Net income including noncontrolling interests	$73,801	$66,427	$60,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,717	42,709	41,283
Deferred income taxes	(2,166)	70	1,799
Loss on disposition of assets	2,805	2,378	1,766
Impairment and closure	1,459	1,127	1,821
Equity income from investments in unconsolidated affiliates	(428)	(366)	(428)
Distributions of income received from investments in unconsolidated affiliates	429	336	383
Provision for doubtful accounts	17	183	(43)
Share-based compensation expense	13,193	10,525	7,686
Changes in operating working capital:
Receivables	(4,953)	(3,139)	(60)
Inventories	(119)	(1,533)	(1,193)
Prepaid expenses and other current assets	(146)	159	(1,593)
Other assets	(2,773)	(3,497)	(1,058)
Accounts payable	(370)	5,880	(1,018)
Deferred revenue—gift cards/certificates	8,842	4,893	4,722
Accrued wages	1,329	2,651	864
Excess tax benefits from share-based compensation	(3,605)	(2,255)	(3,159)
Prepaid income taxes and income taxes payable	806	2,055	(3,212)
Accrued taxes and licenses	872	63	3,739
Other accrued liabilities	3,842	5,262	1,715
Deferred rent	3,035	2,676	2,368
Other liabilities	3,353	1,910	2,985

Net cash provided by operating activities	145,940	138,514	120,056

Cash flows from investing activities:
Capital expenditures—property and equipment	(84,879)	(81,758)	(45,051)
Acquisition of franchise restaurants, net of cash acquired	(4,297)	—	—
Proceeds from sale of property and equipment, including insurance proceeds	1,128	188	235

Net cash used in investing activities	(88,048)	(81,570)	(44,816)

Cash flows from financing activities:
(Repayments of) proceeds from revolving credit facility	(10,000)	10,000	(49,000)
Repurchase of shares of common stock	(29,421)	(59,147)	—
Investments in unconsolidated affiliates	—	—	(35)
Proceeds from noncontrolling interest contributions and other	1,285	—	—
Distributions to noncontrolling interest holders	(2,712)	(2,270)	(2,212)
Excess tax benefits from share-based compensation	3,605	2,255	3,159
Proceeds from stock option and other deposits	172	494	399
Indirect repurchase of shares for minimum tax withholdings	(3,733)	(3,482)	(2,828)
Principal payments on long-term debt and capital lease obligations	(303)	(275)	(246)
Proceeds from exercise of stock options	10,670	5,016	11,028
Dividends paid to shareholders	(24,486)	(17,012)	—

Net cash used in financing activities	(54,923)	(64,421)	(39,735)

Net increase (decrease) increase in cash and cash equivalents	2,969	(7,477)	35,505
Cash and cash equivalents—beginning of year	78,777	86,254	50,749

Cash and cash equivalents—end of year	$81,746	$78,777	$86,254

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$2,478	$2,368	$2,628
Income taxes	$36,096	$24,641	$29,095

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

        The accompanying Consolidated Financial Statements include the accounts of Texas Roadhouse, Inc. (the "Company", "we", "our" and/or "us"), and our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest as of and for the 52 weeks ended December 25, 2012 and December 27, 2011. Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC ("Holdings"), Texas Roadhouse Development Corporation ("TRDC"), Texas Roadhouse Management Corp ("Management Corp.") and Aspen Creek, LLC ("Aspen Creek"). We and our subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other franchise and license Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Management Corp. provides management services to the Company, Holdings, Aspen Creek and certain other license and franchise Texas Roadhouse restaurants.

        As of December 25, 2012, we owned and operated 320 restaurants and franchised and licensed an additional 72 restaurants in 47 states and two foreign countries. Of the 320 restaurants we owned and operated, 318 operated as Texas Roadhouse restaurants, while two operated under the name of Aspen Creek. Of the 392 restaurants that were operating at December 25, 2012, (i) 320 were Company-owned restaurants, 305 of which were wholly-owned and 15 of which were majority-owned, (ii) 71 were franchise restaurants and (iii) one was a license restaurant.

        As of December 27, 2011, we owned and operated 294 restaurants and franchised or licensed an additional 72 restaurants in 47 states and one foreign country. Of the 294 restaurants we owned and operated, 291 operated as Texas Roadhouse restaurants, while three operated under the name of Aspen Creek. Of the 366 restaurants that were operating at December 27, 2011, (i) 294 were Company-owned restaurants, 282 of which were wholly-owned and 12 of which were majority-owned, (ii) 69 were franchise restaurants and (iii) 3 were license restaurants.

(2) Summary of Significant Accounting Policies

  (a) Principles of Consolidation

        At December 25, 2012 and December 27, 2011, we owned 5.0% to 10.0% equity interest in 23 and 22 restaurants, respectively. The unconsolidated restaurants are accounted for using the equity method. While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investments in these unconsolidated affiliates is included in Other assets in our consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the companies whose accounts have been consolidated have been eliminated.

  (b) Fiscal Year

        We utilize a 52 or 53 week accounting period that ends on the last Tuesday in December. We utilize a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal years 2012, 2011 and 2010 were 52 weeks in length.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (c) Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Book overdrafts are recorded in accounts payable and are included within operating cash flows. Cash and cash equivalents also included receivables from credit card companies, which amounted to $19.7 million and $5.0 million at December 25, 2012 and December 27, 2011, respectively, because the balances are settled within two to three business days.

  (d) Receivables

        Receivables consist principally of amounts due from retail gift card providers, certain franchise and license restaurants for reimbursement of labor costs, pre-opening and other expenses, and amounts due for royalty fees from franchise restaurants.

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

  (g) Property and Equipment

        Property and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed on property and equipment, including assets located on leased properties, over the shorter of the estimated useful lives of the related assets or the underlying lease term using the straight-line method. In some cases, assets on leased properties are depreciated over a period of time which includes both the initial term of the lease and one or more option periods. See note 2(p). Depreciation and amortization expense as shown on our consolidated statements of income and comprehensive income is substantially all attributable to restaurant-level assets.

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

        Repairs and maintenance expense amounted to $13.8 million, $12.6 million and $11.9 million for the years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively. These costs are included in other operating costs in our consolidated statements of income and comprehensive income.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

        In 2012, as a result of our annual goodwill impairment analysis, we determined that goodwill related to one restaurant was impaired as discussed further in note 15. Refer to note 6 for additional information related to goodwill and intangible assets.

  (i) Other Assets

        Other assets consist primarily of deferred compensation plan assets, investments in foreign operations, deposits and costs related to the issuance of debt. The debt issuance costs are being amortized to interest expense over the term of the related debt. For further discussion of the deferred compensation plan, see note 14.

  (j) Impairment or Disposal of Long-lived Assets

        In accordance with ASC 360-10-05, Property, Plant and Equipment, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Our evaluation requires an estimation of future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. If the carrying amount of the restaurant exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the assets. We generally measure fair value by discounting estimated future cash flows or by independent third party appraisal, if available. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. In 2012, as a result of our impairment analysis, we determined that the building, equipment, furniture and fixtures at one restaurant was impaired. For further discussion regarding closures and impairments recorded in 2012, 2011 and 2010, including the impairments of goodwill and other long-lived assets, refer to note 15.

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

        We record a liability for unresolved claims and for an estimate of incurred but not reported claims at our anticipated cost based on estimates provided by management, a third party administrator and/or actuary. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances. The liability is discounted as we consider the amount and timing of cash payments reliably determinable. The discount is not significant.

  (l) Segment Reporting

        We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. As of December 25, 2012, we operated 320 restaurants, each as a single operating segment, and franchised or licensed an additional 72 restaurants. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue.

  (m) Revenue Recognition

        Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents our liability for gift cards that have been sold, but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue.

        For some of the gift cards that were sold, the likelihood of redemption is remote. When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed. We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that approximately 5% of the value of gift cards will never be redeemed. The methodology we use to match the expected redemption value of unredeemed gift cards to our historic redemption patterns is to amortize the historic 5% rate of breakage over a three year period. As a result, the amount of unredeemed gift card liability included in deferred revenue is the full value of unredeemed gift cards less the amortized portion of the 5% rate of breakage. We recorded our gift

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

card breakage adjustment as a reduction of other operating expense in our consolidated statements of income and comprehensive income. We review and adjust our estimates on a quarterly basis.

        We franchise Texas Roadhouse restaurants. We execute franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. We collect ongoing royalties of 2.0% to 5.0% of sales from domestic and foreign franchise restaurants. These ongoing royalties are reflected in the accompanying consolidated statements of income and comprehensive income as franchise royalties and fees. We recognize initial franchise fees as revenue after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant. We received initial franchise fees of $0.2 million for the year ended December 25, 2012, $0.2 million for the year ended December 27, 2011 and $0.1 million for the year ended December 28, 2010. Continuing franchise royalties are recognized as revenue as the fees are earned. We also perform supervisory and administrative services for certain franchise and license restaurants for which we receive management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Total revenue recorded for supervisory and administrative services for the years ended December 25, 2012, December 27, 2011 and December 28, 2010 was approximately $0.6 million.

        Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of income and comprehensive income.

  (n) Income Taxes

        We account for income taxes in accordance with ASC 740, Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. We recognize both interest and penalties on unrecognized tax benefits as part of income tax expense. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

  (o) Advertising

        We have a domestic system-wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund's activity for the years ended December 25, 2012, December 27, 2011 and December 28, 2010. Domestic company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. These reimbursements do not exceed the costs we incur throughout the year associated with various marketing programs which are developed internally by us. Therefore, the net amount of the advertising costs incurred less amounts remitted by company and franchise restaurants is included in general and administrative expense in our consolidated statements of income and comprehensive income.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

        The company-owned restaurant contribution and other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income. These costs amounted to approximately $9.1 million, $8.5 million and $7.7 million for the years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

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

        Certain of our operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the amounts charged to operations and amounts paid as deferred rent. We generally do not receive rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease. We may receive rent holidays, which would begin on the possession date and end when the lease commences, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight-line rent expense.

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

        The judgment regarding the probable term for each restaurant property lease impacts the classification and accounting for a lease as capital or operating, the rent holiday and/or escalation in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant are amortized. The material factor we consider when making this judgment is the total amount invested in the restaurant at the inception of the lease and whether management believes that renewal appears reasonably assured. While a different term may produce materially different amounts of depreciation, amortization and rent expense than reported, our historical lease renewal rates support the judgments made. We have not made any changes to the nature of the assumptions used to account for leases in any of the fiscal years presented in our consolidated financial statements.

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

  (q) Use of Estimates

        We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reporting of revenue and expenses during the period to prepare these Consolidated Financial Statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves and income taxes. Actual results could differ from those estimates.

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

  (t) Derivative Instruments and Hedging Activities

        We do not use derivative instruments for trading purposes. Currently, our only free standing derivative instruments are two interest rate swap agreements.

        We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. Our current derivatives have been designated and qualify as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. There was no hedge ineffectiveness recognized during the periods ended December 25, 2012, December 27, 2011 and December 28, 2010.

  (u) Reclassifications

        Certain prior year amounts have been reclassified in our consolidated financial statements to conform with current year presentation.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (v) Recent Accounting Pronouncements

  Comprehensive Income
  (ASU 2011-05)

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for annual and interim reporting periods beginning after December 15, 2011 (our 2012 fiscal year). The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows, though it changed our financial statement presentation.

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

(3) Acquisitions

        On December 25, 2012, we acquired two franchise restaurants in Illinois, which had no significant net revenue or accretive impact since the restaurants were acquired on the last day of our fiscal year. Pursuant to the terms of the acquisition agreement, we paid a purchase price of $4.3 million. This acquisition is consistent with our long-term strategy to increase net income and earnings per share.

        This transaction was accounted for using the purchase method as defined in ASC 805, Business Combinations ("ASC 805"). Based on a purchase price of $4.3 million, $2.7 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions (Continued)

        The allocation of the purchase price has been prepared on a preliminary basis and is subject to estimates, assumptions and other uncertainties, and changes to those allocations may occur as additional information becomes available. The purchase price has been preliminarily allocated as follows:

Current assets	$64
Property and equipment, net	127
Goodwill	2,741
Intangible asset	1,510
Current liabilities	(142)

$4,300

        As a result of this acquisition, we recorded an intangible asset associated with reacquired franchise rights of $1.5 million in accordance with ASC 805. ASC requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. ASC 805 also requires that certain reacquired rights (including the rights to the acquirer's trade name under a franchise agreement) be recognized as intangible assets apart from goodwill.

        The fair value of $1.5 million assigned to the intangible asset acquired was determined primarily using valuation methods that discount expected future cash flow to present value using estimates and assumptions determined by management. The intangible asset has a weighted-average life of approximately 2.6 years based on the remaining term of the franchise agreements. We expect the annual expense for the next four years to average approximately $0.4 million.

        Pro forma results of operations have not been presented because the effect of the acquisition was not material to our financial position, results of operations or cash flows.

(4) Long-term Debt and Obligations Under Capital Leases

        Long-term debt and obligations under capital leases consisted of the following:

	December 25, 2012	December 27, 2011
Installment loans, due 2013-2020	$1,473	$1,679
Obligations under capital leases	129	226
Revolver	50,000	60,000

	51,602	61,905
Less current maturities	338	304

	$51,264	$61,601

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt and Obligations Under Capital Leases (Continued)

        Maturities of long-term debt and obligations under capital leases at December 25, 2012 are as follows:

2013	$338
2014	274
2015	283
2016	50,157
2017	159
Thereafter	391

$51,602

        The weighted average interest rate for installment loans outstanding at December 25, 2012 and December 27, 2011 was 10.56% and 10.57%, respectively. The debt is secured by certain land and buildings and is subject to certain prepayment penalties.

        On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. This facility replaced our previous five-year revolving credit facility. The facility expires on August 12, 2016. The terms of the facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the facility, depending on our leverage ratio. The weighted-average interest rate for the revolver at December 25, 2012 and December 27, 2011 was 3.96% and 3.20%, respectively, including interest rate swaps. At December 25, 2012, we had $50.0 million outstanding under the credit facility and $145.3 million of availability, net of $4.7 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with the financial covenants as of December 25, 2012.

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

(5) Property and Equipment, Net

        Property and equipment were as follows:

	December 25, 2012	December 27, 2011
Land and improvements	$99,536	$97,819
Buildings and leasehold improvements	418,412	375,756
Equipment and smallwares	203,313	176,261
Furniture and fixtures	62,686	55,196
Construction in progress	10,167	19,094
Liquor licenses	6,592	5,851

	800,706	729,977
Accumulated depreciation and amortization	(269,052)	(232,760)

	$531,654	$497,217

        The amount of interest capitalized in connection with restaurant construction was approximately $0.4 million, $0.3 million and $0.1 million for the years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(6) Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 28, 2010	$111,785	$10,118
Additions	—	—
Amortization expense	—	(1,076)
Disposals and other, net	—	—
Impairment	(839)	—

Balance as of December 27, 2011	110,946	9,042
Additions	2,741	1,511
Amortization expense	—	(1,076)
Disposals and other, net	—	—
Impairment	(252)	(213)

Balance as of December 25, 2012	$113,435	$9,264

        Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 25, 2012 were $15.1 million and $5.9 million, respectively. As of December 27, 2011, the gross carrying amount and accumulated amortization of the intangible assets was $14.0 million and $5.0 million. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. The weighted average amortization period of reacquired franchise rights is approximately 13 years. Amortization expense for the next five years is expected range from $1.0 million to $1.7 million. Refer to note 3 for discussion of the acquisition completed on December 25, 2012.

(7) Leases

        The following is a schedule of future minimum lease payments required for capital leases and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 25, 2012:

	Capital Leases	Operating Leases
2013	$117	$25,866
2014	20	25,356
2015	—	23,055
2016	—	21,528
2017	—	20,410
Thereafter	—	97,262

Total	137	$213,477

Less amount representing interest of 10.9%	8

Present value of minimum capital lease payments	129
Less current maturities of obligations under capital leases	109

Obligations under capital leases, excluding current maturities	$20

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(7) Leases (Continued)

        Capitalized lease assets, primarily building, with a cost of approximately $0.7 million and $0.8 million at December 25, 2012 and December 27, 2011, respectively, are being amortized on a straight-line basis over the applicable lease terms and interest expense is recognized on the outstanding obligations. The total accumulated amortization of property held under capital leases totaled $0.4 million at both December 25, 2012 and December 27, 2011.

        Rent expense for operating leases consisted of the following:

	December 25, 2012	December 27, 2011	December 28, 2010
Minimum rent—occupancy	$25,110	$22,532	$20,843
Contingent rent	687	618	518

Rent expense, occupancy	25,797	23,150	21,361
Minimum rent—equipment and other	3,393	3,013	2,613

Rent expense	$29,190	$26,163	$23,974

(8) Income Taxes

        Components of our income tax (benefit) and provision for the years ended December 25, 2012, December 27, 2011 and December 28, 2010 are as follows:

	Year Ended December 25, 2012	Year Ended December 27, 2011	Year Ended December 28, 2010
Current:
Federal	$29,286	$20,546	$20,561
State	7,618	6,149	5,323

Total current	36,904	26,695	25,884
Deferred:
Federal	(1,511)	289	1,788
State	(655)	(219)	11

Total deferred	(2,166)	70	1,799

Income tax provision	$34,738	$26,765	$27,683

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to our effective tax rate for December 25, 2012, December 27, 2011 and December 28, 2010 is as follows:

	December 25, 2012	December 27, 2011	December 28, 2010
Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.7	3.7	3.7
FICA tip tax credit	(6.2)	(6.0)	(5.4)
HIRE retention credit	—	(2.1)	—
Work opportunity tax credit	(0.9)	(1.2)	(2.1)
Incentive stock options	(0.2)	(0.2)	(0.1)
Nondeductible officer compensation	1.2	0.5	0.9
Other	0.2	(0.2)	0.2

Total	32.8%	29.5%	32.2%

        Components of deferred tax assets (liabilities) are as follows:

	December 25, 2012	December 27, 2011
Deferred tax assets:
Insurance reserves	$3,142	$3,252
Other reserves	450	473
Deferred rent	7,185	5,831
Share-based compensation	5,231	5,460
Unredeemed gift cards	3,135	2,812
Deferred compensation	3,507	2,503
Other assets and liabilities	2,456	2,288

Total deferred tax asset	25,106	22,619

Deferred tax liabilities:
Property and equipment	(24,449)	(25,418)
Intangibles	(2,943)	(2,004)
Other assets and liabilities	(980)	(545)

Total deferred tax liability	(28,372)	(27,967)

Net deferred tax liability	$(3,266)	$(5,348)

Current deferred tax asset	$2,836	$3,367
Noncurrent deferred tax liability	(6,102)	(8,715)

Net deferred tax liability	$(3,266)	$(5,348)

        We have not provided any valuation allowance as we believe the realization of our deferred tax assets is more likely than not.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

	Uncertain tax positions impacting tax rate	Uncertain tax positions not impacting tax rate	Total uncertain tax positions
Balance at December 28, 2010	$124	$—	$124
Additions to tax positions related to prior years	91	—	91
Reductions due to statute expiration	(91)	—	(91)

Balance at December 27, 2011	124	—	124
Additions to tax positions related to prior years	145	—	145
Reductions due to exam settlement	(87)	—	(87)

Balance at December 25, 2012	$182	$—	$182

        We, consistent with our existing policy, recognize both interest and penalties on unrecognized tax benefits as part of income tax expense. As of December 25, 2012 and December 27, 2011, the total amount of accrued penalties and interest related to uncertain tax provisions was immaterial.

        All entities for which unrecognized tax benefits exist as of December 25, 2012 possess a December tax year-end. As a result, as of December 25, 2012, the tax years ended December 29, 2009, December 28, 2010 and December 27, 2011 remain subject to examination by all tax jurisdictions. As of December 25, 2012, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 25, 2012, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 31, 2013.

(9) Preferred Stock

        Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 25, 2012 and December 27, 2011.

(10) Stockholders' Equity

        On February 16, 2012, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 17, 2011. The previous program authorized us to repurchase up to $50.0 million of our common stock and was increased by $50.0 million on August 18, 2011. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(10) Stockholders' Equity (Continued)

        For the years ended December 25, 2012 and December 27, 2011, we paid approximately $29.4 million and $59.1 million to repurchase 1,786,855 and 3,972,100 shares of our common stock, respectively. For the year ended December 28, 2010, we did not repurchase any shares of our common stock.

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

        The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	Fiscal Year Ended
	December 25, 2012	December 27, 2011	December 28, 2010
Options	292,193	521,512	1,798,911
Nonvested stock	—	—	16,546

Total	292,193	521,512	1,815,457

        The following table sets forth the calculation of earnings per share and weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 25, 2012	December 27, 2011	December 28, 2010
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$71,170	$63,964	$58,289

Basic EPS:
Weighted-average common shares outstanding	70,026	70,829	71,432

Basic EPS	$1.02	$0.90	$0.82

Diluted EPS:
Weighted-average common shares outstanding	70,026	70,829	71,432
Dilutive effect of stock options and nonvested stock	1,459	1,449	1,497

Shares—diluted	71,485	72,278	72,929

Diluted EPS	$1.00	$0.88	$0.80

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(12) Commitments and Contingencies

        The estimated cost of completing capital project commitments at December 25, 2012 and December 27, 2011 was approximately $73.2 million and $58.6 million, respectively.

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

        During the year ended December 25, 2012, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

        On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age. The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs. We believe we have meritorious defenses to the claims made by the EEOC, and we intend to vigorously defend against them. We filed a response to the complaint in the form of two motions, one to dismiss the case and one to transfer the case to Louisville, KY. On July 24, 2012, the court issued a ruling allowing the EEOC to file an amended complaint containing additional information sufficient to meet the standard for stating a claim of age discrimination against Texas Roadhouse. The EEOC filed an amended complaint on August 27, 2012. We filed an answer on November 9, 2012. On November 9, 2012, our motion to transfer the case to Louisville, KY was denied. Based on the preliminary status of this matter, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

        On January 19, 2011, a Massachusetts putative class action was filed styled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse. The complaint was filed in the United States District Court, District of Massachusetts. The complaint alleged a failure to comply with Massachusetts wage laws specifically that we improperly shared pooled tips with ineligible employees. On September 5, 2012, the court approved a Settlement Agreement (the "Agreement") between the parties and dismissed the complaint. Under the Agreement, the company agreed to pay $5.0 million, which includes payment of the plaintiffs' attorneys' fees, payment of expenses to administer the settlement, and individual payments to resolve

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(12) Commitments and Contingencies (Continued)

the claims of servers employed in Massachusetts restaurants from January 18, 2005 through September 5, 2012, the date of final court approval. As a result of the Agreement, as previously reported, we have recorded a $5.0 million charge in the first quarter of 2012 which is included in general and administrative expenses in our consolidated statements of income and comprehensive income.

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

        The following table summarizes the share-based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 25, 2012	December 27, 2011	December 28, 2010
Labor expense	$4,570	$3,905	$3,364
General and administrative expense	8,623	6,620	4,322

Total share-based compensation expense	$13,193	$10,525	$7,686

        A summary of share-based compensation activity by type of grant as of December 25, 2012 and changes during the period then ended is presented below.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

Summary Details for Plan Share Options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 27, 2011	3,486,642	$12.02
Granted	—	—
Forfeited	(112,471)	11.74
Exercised	(1,115,250)	9.57

Outstanding at December 25, 2012	2,258,921	$13.24	2.99	$8,613

Exercisable at December 25, 2012	2,258,921	$13.24	2.99	$8,613

        No stock options were granted during the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010.

        The total intrinsic value of options exercised during the years ended December 25, 2012, December 27, 2011 and December 28, 2010 was $8.7 million, $3.0 million and $9.6 million, respectively. The total grant date fair value of stock options vested during the years ended December 25, 2012, December 27, 2011 and December 28, 2010 was $0.2 million, $0.7 million and $1.3 million, respectively.

        For the years ended December 25, 2012, December 27, 2011 and December 28, 2010, cash received before tax withholdings from options exercised was $10.7 million, $5.0 million and $11.0 million, respectively. The excess tax benefit realized from tax deductions associated with options exercised for the years ended December 25, 2012, December 27, 2011 and December 28, 2010 was $3.6 million, $2.3 million and $3.2 million, respectively.

Summary Details for RSUs

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 27, 2011	1,186,480	$13.71
Granted	1,356,462	16.13
Forfeited	(55,814)	14.33
Vested	(683,614)	13.15

Outstanding at December 25, 2012	1,803,514	$15.73

        As of December 25, 2012, with respect to unvested RSUs, there was $15.0 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.4 years. The vesting terms of the RSUs range from approximately 1.0 to 5.0 years. The total fair value of RSUs vested during the years ended December 25, 2012, December 27, 2011 and December 28, 2010 was $11.6 million, $11.0 million and $8.7 million, respectively.

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

        There were no transfers among levels within the fair value hierarchy during the year ended December 25, 2012.

        The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 25, 2012	December 27, 2011
Interest rate swaps	2	$(4.016)	$(4,247)
Deferred compensation plan—assets	1	9,145	6,748
Deferred compensation plan—liabilities	1	(9,160)	(6,714)

Total		$(4,031)	$(4,213)

        The fair value of our interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration. See note 16 for discussion of our interest rate swaps.

        The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in our consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third-party broker statements. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense on the consolidated statements of income and other comprehensive income.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(14) Fair Value Measurement (Continued)

        The following table presents the fair values for our assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements
	Level	December 25, 2012	December 27, 2011	Total losses
Long-lived assets held for sale	2	$1,398	$1,398	$—
Long-lived assets held for use	2	939	1,017	—
Goodwill and intangible assets	3	740	1,238	465

Total		$3,077	$3,653	$465

        Long-lived assets held for sale include land and building and are valued using Level 2 inputs, primarily independent third party appraisal. These assets are included in Property and equipment in our consolidated balance sheets. Cost to market and/or sell the assets are factored into the estimates of fair value.

        Long-lived assets held for use include building, equipment and furniture and fixtures and are valued using Level 2 inputs, primarily an independent third party appraisal. These assets are included in Property and equipment in our consolidated balance sheets. Depreciation expense of $0.1 million was recorded on these assets during the 52 weeks ended December 25, 2012.

        As of December 25, 2012 and December 27, 2011, goodwill in the table above relates to one and two underperforming restaurants, respectively, in which the carrying value of the associated goodwill was reduced to fair value, based on their historical results and anticipated future trends of operations. These charges are included in Impairment and closures in our consolidated statements of income and other comprehensive income. For further discussion of impairment charges, see note 16.

        At December 25, 2012 and December 27, 2011, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value based on the short-term nature of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our debt is as follows:

	December 25, 2012		December 27, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans—Level 2	$1,473	$1,752	$1,679	$2,044
Revolver—Level 1	50,000	50,000	60,000	60,000

(15) Impairment and Closure Costs

        During 2012, 2011 and 2010, we recorded impairment charges of $1.6 million, $1.2 million and $2.0 million, respectively, related to goodwill and long-lived assets. These charges were measured and recognized following current accounting guidance which requires that the carrying value of these assets be tested for impairment whenever circumstances indicate that impairment may exist, or at least

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(15) Impairment and Closure Costs (Continued)

annually in the case of goodwill. Refer to note 2 for further discussion of the methodology used by us to test for long-lived asset and goodwill impairment.

        Impairment charges in 2012 included $0.5 million associated with the impairment of goodwill and intangible assets related to one restaurant and $0.9 million related to the write-down of building, equipment and furniture and fixtures associated with one restaurant closed in 2012. The goodwill impairment charges in 2012 resulted from our annual testing which relies, in part, on the historical trends and anticipated future trends of operations of individual restaurants. The remaining $0.2 million in expenses were closure costs associated with the restaurant that was closed in 2012 and ongoing closure costs associated with one restaurant that was closed in 2009.

        Impairment charges in 2011 included $0.8 million associated with the impairment of goodwill related to one restaurant and the $0.4 million related to the write-down of land, building, equipment and furniture and fixtures and ongoing closure costs associated with one restaurant closed in 2008. The goodwill impairment charges in 2011 resulted from our annual testing which relies, in part, on the historical trends and anticipated future trends of operations of individual restaurants.

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

        We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income. We will reclassify any gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income and other comprehensive income when the interest rate swap expires or at the time we choose to terminate the swap. See note 14 for fair value discussion of these interest rate swaps.

        The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under ASC 815:

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	December 25, 2012	December 27, 2011	December 25, 2012	December 27, 2011
Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$4,016	$4,247

Total Derivative Contracts		$—	$—	$4,016	$4,247

(1)
Derivative assets and liabilities are included in fair value of derivative financial instruments on the consolidated balance sheets.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(16) Derivative and Hedging Activities (Continued)

        The following table summarizes the effect of derivative instruments on the consolidated statements of income and other comprehensive income for the 52 weeks ended December 25, 2012 and December 27, 2011:

							Amount of Gain (Loss) Recognized in Income (ineffective portion)
	Amount of Gain (Loss) Recognized in AOCI (effective portion)			Amount of Gain Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective portion)
			Location of Gain (Loss) Reclassified from AOCI Income
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$148	$(1,271)	Interest expense, net	$124	$118	—	$—	$—

(17) Related Party Transactions

        The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is for 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $224,000 for both 2012 and 2011.

        The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz. The lease term is 15 years and will terminate on March 31, 2020. Rent is approximately $16,600 per month and escalates 10% each five years during the term. The next rent escalation is in the second quarter of 2015. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent. Total rent payments were approximately $199,000 for both 2012 and 2011.

        We have 15 license and franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company at December 25, 2012, December 27, 2011 and December 28, 2010. These entities paid us fees of $2.3 million, $2.2 million and $2.1 million for the years ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively. As discussed in note 12, we are contingently liable on leases which are related to three of these restaurants.

        On August 17, 2011, we entered into an agreement with G.J. Hart, our former President and Chief Executive Officer whereby Mr. Hart will provide consulting services to us from August 17, 2011 through January 2, 2012. In consideration of the services to be performed by Mr. Hart, our Board of Directors accelerated the vesting of a grant of 60,000 restricted stock units from January 7, 2012 to January 2, 2012. The agreement also provided for partial payment of health insurance premiums through December 31, 2011.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(18) Selected Quarterly Financial Data (unaudited)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$324,869	$320,275	$308,656	$309,531	$1,263,331
Total costs and expenses	$295,467	$289,028	$280,922	$287,456	$1,152,873
Income from operations	$29,402	$31,247	$27,734	$22,075	$110,458
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$18,869	$20,310	$18,067	$13,924	$71,170
Basic earnings per common share	$0.27	$0.29	$0.26	$0.20	$1.02
Diluted earnings per common share	$0.27	$0.28	$0.25	$0.19	$1.00
Cash dividends declared per share	$0.09	$0.09	$0.09	$0.19	$0.46

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$283,785	$279,572	$269,253	$276,616	$1,109,226
Total costs and expenses	$253,576	$255,824	$246,181	$258,406	$1,013,987
Income from operations	$30,209	$23,748	$23,072	$18,210	$95,239
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$19,793	$16,076	$15,798	$12,297	$63,964
Basic earnings per common share	$0.27	$0.23	$0.22	$0.18	$0.90
Diluted earnings per common share	$0.27	$0.22	$0.22	$0.17	$0.88
Cash dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.32

        In the first quarter of 2012, we recorded a charge of $5.0 million ($3.1 million after-tax) associated with a legal settlement. In the fourth quarter of 2012, we recorded closure costs of $1.1 million ($0.7 million after-tax) for fixed assets that were written off due to the closure of a restaurant. In addition, in the fourth quarter of 2012, we recorded a charge of $0.5 million ($0.3 million after-tax) associated with the impairment of goodwill related to one restaurant which the carrying value was reduced to fair value.

        In the fourth quarter of 2011, we recorded a charge of $0.8 million ($0.5 million after-tax) associated with the impairment of goodwill related to one restaurant which the carrying value was reduced to fair value.

        See note 15 for further discussion of impairment and closure costs.