Form 10-Q
period 2013-03-26
Texas Roadhouse, Inc.
filed 2013-05-02
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2013

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

The number of shares of common stock outstanding were 69,874,155 on April 24, 2013.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 26, 2013	December 25, 2012
Assets
Current assets:
Cash and cash equivalents	$95,453	$81,746
Receivables, net of allowance for doubtful accounts of $0 at March 26, 2013 and $22 at December 25, 2012	11,051	16,416
Inventories, net	10,438	10,909
Prepaid income taxes	—	3,374
Prepaid expenses	9,241	7,191
Deferred tax assets	2,896	2,836
Total current assets	129,079	122,472
Property and equipment, net of accumulated depreciation of $278,348 at March 26, 2013 and $269,052 at December 25, 2012	534,670	531,654
Goodwill	113,543	113,435
Intangible assets, net	8,689	9,264
Other assets	15,447	14,429
Total assets	$801,428	$791,254

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$337	$338
Accounts payable	35,780	32,374
Deferred revenue — gift cards	32,594	53,041
Accrued wages	27,205	25,030
Income taxes payable	5,523	—
Accrued taxes and licenses	13,497	13,253
Dividends payable	8,377	13,135
Other accrued liabilities	19,030	21,491
Total current liabilities	142,343	158,662
Long-term debt and obligations under capital leases, excluding current maturities	51,183	51,264
Stock option and other deposits	4,549	4,718
Deferred rent	20,915	20,168
Deferred tax liabilities	5,410	6,102
Fair value of derivative financial instruments	3,696	4,016
Other liabilities	16,895	15,587
Total liabilities	244,991	260,517
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 69,840,443 and 68,977,045 shares issued and outstanding at March 26, 2013 and December 25, 2012, respectively)	70	69
Additional paid in capital	207,576	199,967
Retained earnings	345,303	327,509
Accumulated other comprehensive loss	(2,265)	(2,461)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	550,684	525,084
Noncontrolling interests	5,753	5,653
Total equity	556,437	530,737
Total liabilities and equity	$801,428	$791,254

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 26, 2013	March 27, 2012
Revenue:
Restaurant sales	$356,564	$322,012
Franchise royalties and fees	3,112	2,857

Total revenue	359,676	324,869

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	124,552	109,655
Labor	101,661	93,347
Rent	7,057	6,252
Other operating	55,778	51,229
Pre-opening	2,824	3,585
Depreciation and amortization	12,212	11,347
Impairment and closure	57	19
General and administrative	17,367	20,033

Total costs and expenses	321,508	295,467

Income from operations	38,168	29,402

Interest expense, net	595	605
Equity income from investments in unconsolidated affiliates	(180)	(41)

Income before taxes	37,753	28,838
Provision for income taxes	10,534	9,085
Net income including noncontrolling interests	$27,219	$19,753
Less: Net income attributable to noncontrolling interests	1,048	884

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$26,171	$18,869

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives, net of tax of $(0.1) million and $0.1 million, respectively	196	(41)

Total comprehensive income	$26,367	$18,828

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.38	$0.27

Diluted	$0.37	$0.27

Weighted-average shares outstanding:
Basic	69,359	69,405

Diluted	70,583	70,830

Cash dividends declared per share	$0.12	$0.09

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 25, 2012	68,977,045	$69	$199,967	$327,509	$(2,461)	$525,084	$5,653	$530,737

Net income	—	—	—	26,171	—	26,171	1,048	27,219
Unrealized gain on derivatives, net of tax of $0.1 million	—	—	—	—	196	196	—	196
Distributions to noncontrolling interests	—	—	—	—	—	—	(948)	(948)
Minority interest liquidation adjustments	—	—	5	—	—	5	—	5
Dividends declared ($0.12 per share)	—	—	—	(8,377)	—	(8,377)	—	(8,377)
Shares issued under stock option plan including tax effects	490,744	—	7,104	—	—	7,104	—	7,104
Settlement of restricted stock units	546,175	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(173,521)	—	(3,011)	—	—	(3,011)	—	(3,011)
Share-based compensation	—	—	3,512	—	—	3,512	—	3,512

Balance, March 26, 2013	69,840,443	$70	$207,576	$345,303	$(2,265)	$550,684	$5,753	$556,437

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 26, 2013	March 27, 2012
Cash flows from operating activities:
Net income including noncontrolling interests	$27,219	$19,753
Depreciation and amortization	12,212	11,347
Deferred income taxes	(876)	(2,861)
Loss on disposition of assets	825	1,007
Equity income from investments in unconsolidated affiliates	(180)	(41)
Distributions of income received from investments in unconsolidated affiliates	116	103
Provision for doubtful accounts	5	11
Share-based compensation expense	3,512	3,053
Changes in operating working capital:
Receivables	5,360	2,856
Inventories	471	908
Prepaid expenses	(2,050)	(591)
Other assets	(949)	(760)
Accounts payable	3,406	14
Deferred revenue — gift cards	(20,500)	(18,842)
Accrued wages	2,175	3,087
Excess tax benefits from share-based compensation	(1,118)	(295)
Prepaid income taxes and income taxes payable	10,015	10,837
Accrued taxes and licenses	244	(160)
Other accrued liabilities	(2,461)	6,463
Deferred rent	683	881
Other liabilities	1,308	1,124

Net cash provided by operating activities	$39,417	$37,894

Cash flows from investing activities:
Capital expenditures — property and equipment	(15,601)	(22,839)
Proceeds from sale of property and equipment, including insurance proceeds	132	98

Net cash used in investing activities	$(15,469)	$(22,741)

Cash flows from financing activities:
Repayments of revolving credit facility	—	(10,000)
Proceeds from minority interest contributions and other	—	512
Distributions to noncontrolling interest holders	(948)	(763)
Excess tax benefits from share-based compensation	1,118	295
Repayment of stock option deposits	(535)	—
Proceeds from stock option and other deposits	366	21
Indirect repurchase of shares for minimum tax withholdings	(3,011)	(1,488)
Principal payments on long-term debt and capital lease obligations	(82)	(73)
Proceeds from exercise of stock options	5,986	4,603
Dividends paid to stockholders	(13,135)	(5,535)

Net cash used in financing activities	$(10,241)	$(12,428)

Net increase in cash and cash equivalents	13,707	2,725
Cash and cash equivalents — beginning of period	81,746	78,777
Cash and cash equivalents — end of period	$95,453	$81,502

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$593	$656
Income taxes, net of refunds	$1,395	$1,110

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  (“TRI”) , our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest (collectively the “Company,” “we,” “our” and/or “us”), as of and for the 13 weeks ended March 26, 2013 and March 27, 2012.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corporation (“Management Corp.”) and Aspen Creek, LLC (“Aspen Creek”).  We and our subsidiaries operate restaurants under the names Texas Roadhouse and Aspen Creek. Holdings also provides supervisory and administrative services for certain other franchise and license Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company, Holdings, Aspen Creek and certain other license and franchise Texas Roadhouse restaurants.  All material balances and transactions between the consolidated entities have been eliminated.

As of March 26, 2013 and March 27, 2012, we owned 5.0% to 10.0% equity interests in 23 and 22 franchise restaurants, respectively.  The unconsolidated restaurants are accounted for using the equity method.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and cash flows. Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants have been eliminated.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, income taxes and share-based compensation expense. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 weeks ended March 26, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2012.

Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements to conform with current year presentation.

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

The following table summarizes the share-based compensation recorded in the accompanying  unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 26, 2013	March 27, 2012

Labor expense	$1,330	$1,006
General and administrative expense	2,182	2,047
Total share-based compensation expense	$3,512	$3,053

A summary of share-based compensation activity by type of grant as of March 26, 2013 and changes during the period then ended is presented below.

Summary Details for Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 25, 2012	2,258,921	$13.24
Granted	—	—
Forfeited	(9,755)	14.22
Exercised	(490,744)	12.20
Outstanding at March 26, 2013	1,758,422	$13.53	2.81	$11,593

Exercisable at March 26, 2013	1,758,422	$13.53	2.81	$11,593

The total intrinsic value of options exercised during the 13 weeks ended March 26, 2013 and March 27, 2012 was $3.3 million and $3.4 million, respectively.  No stock options vested during the 13 week period ended March 26, 2013.  The total grant date fair value of stock options vested for the 13 week period ended March 27, 2012 was $0.1 million.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 25, 2012	1,803,514	$15.73
Granted	142,647	19.00
Forfeited	(5,967)	16.95
Vested	(546,175)	15.67
Outstanding at March 26, 2013	1,394,019	$16.08	8.82	$28,048

As of March 26, 2013, with respect to unvested RSUs, there was $6.2 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.2 years.  The vesting terms of the RSUs range from 1.0 to 5.0 years.  The total intrinsic value of RSUs vested for the 13 week periods ended March 26, 2013 and March 27, 2012 was $9.9 million and $4.8 million, respectively.

(3)   Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	March 26, 2013	December 25, 2012
Installment loans, due 2013 — 2020	$1,418	$1,473
Obligations under capital leases	102	129
Revolving credit facility	50,000	50,000
	51,520	51,602
Less current maturities	337	338
	$51,183	$51,264

The weighted-average interest rate for installment loans outstanding at both March 26, 2013 and December 25, 2012 was 10.56%.  The debt is secured by certain land and buildings.

On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A.  This facility replaced our previous five-year revolving credit facility.  The revolving credit facility expires on August 12, 2016.  The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the revolving credit facility, depending on our leverage ratio.  The weighted-average interest rate for the revolving credit facility at both March 26, 2013 and December 25, 2012 was 3.96%, including the impact of interest rate swaps as discussed in note 5.  At March 26, 2013, we had $50.0 million outstanding under the revolving credit facility and $145.3 million of availability, net of $4.7 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 26, 2013.

(4)   Income taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for 13 weeks ended March 26, 2013 and March 27, 2012 is as follows:

	13 Weeks Ended
	March 26, 2013	March 27, 2012

Tax at statutory federal rate	35.0%	35.0%
State and local tax, net of federal benefit	3.7	3.8
FICA tip tax credit	(5.2)	(5.7)
Work opportunity tax credit	(3.5)	(0.8)
Incentive stock options	(0.6)	(0.3)
Nondeductible officer compensation	0.7	1.0
Other	(1.4)	(0.5)

Total	28.7%	32.5%

(5)         Derivative and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”).  We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates.  By using these instruments, we expose ourselves, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We minimize the credit risk by entering into transactions with high-quality counterparties whosecredit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swaps is JPMorgan Chase Bank, N.A.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  We minimize market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

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

We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income or loss (“AOCI”).  Additionally, amounts related to the yield adjustment of the hedged interest payments are subsequently reclassified into interest expense in the same period which the related interest affects earnings.  We will reclassify any gain or loss from accumulated other comprehensive income or loss, net of tax, in our unaudited condensed consolidated balance sheet to interest expense in our unaudited condensed consolidated statement of income and comprehensive income when the interest rate swap expires or at the time we choose to terminate the swap.  See note 11 for fair value discussion of these interest rate swaps.

The following table summarizes the fair value and presentation in the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance	Derivative Assets		Derivative Liabilities
	Sheet Location	March 26, 2013	December 25, 2012	March 26, 2013	December 25, 2012

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$3,696	$4,016

Total Derivative Contracts		$—	$—	$3,696	$4,016

(1)         Derivative assets and liabilities are included in fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets.

The following table summarizes the effect of derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income for the 13 weeks ended March 26, 2013 and March 27, 2012:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Loss Reclassified from AOCI to	Amount of Loss Reclassified from AOCI to Income (effective portion)
	2013	2012	Income	2013	2012

Interest rate swaps	$196	$(41)	Interest expense, net	$26	$35

For each of the 13 weeks ended March 26, 2013 and March 27, 2012, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited  condensed consolidated statements of income and comprehensive income.

(6)         Recent Accounting Pronouncements

Comprehensive Income

(Accounting Standards Update 2013-02, “ASU 2013-2”)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that required the presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross-reference to other disclosures that provide additional detail about these amounts is required.  ASU 2013-02 is effective for fiscal years beginning after December 15, 2012 (our 2013 fiscal year).  The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows.

(7)         Commitments and Contingencies

The estimated cost of completing capital project commitments at March 26, 2013 and December 25, 2012 was approximately $79.2 million and $73.2 million, respectively.

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults under the terms of a lease.  The Longmont lease was assigned in October 2003 and expires in May 2014, the Everett lease was assigned in September 2002 and expires in February 2018, the Montgomeryville lease was assigned in October 2004 and expires in June 2021, the Fargo lease was assigned in February 2006 and expires in July 2016 and the Logan lease was assigned in January 2009 and expires in August 2019.  As the fair value of the guarantees is not considered significant, no liability has been recorded.  As discussed in note 9, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain of our officers, directors or 5% shareholders.

During the 13 weeks ended March 26, 2013, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We have filed an answer to the complaint, and the case is in discovery.  We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  As a result, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

We are involved in various other claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

(8)         Acquisitions

On December 25, 2012, we acquired two franchise restaurants in Illinois.  Pursuant to the terms of the acquisition agreement, we paid a purchase price of $4.3 million.  This acquisition is consistent with our long-term strategy to increase net income and earnings per share.

This transaction was accounted for using the purchase method as defined in ASC 805, Business Combinations (“ASC 805”). Based on a purchase price of $4.3 million, $2.8 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

The allocation of the purchase price has been prepared on a preliminary basis and is subject to estimates, assumptions and other uncertainties, and changes to those allocations may occur as additional information becomes available.  The purchase price has been preliminarily allocated as follows:

March 26, 2013
Current assets	$64
Property and equipment, net	304
Goodwill	2,849
Intangible asset	1,342
Current liabilities	(195)
Other liabilities	(64)

Purchase Price	$4,300

As a result of this acquisition, we recorded an intangible asset associated with reacquired franchise rights of $1.3 million in accordance with ASC 805.  ASC 805 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists.  ASC 805 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill.

The fair value of $1.3 million assigned to the intangible asset acquired was determined primarily using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management.  The intangible asset has a weighted-average life of approximately 2.6 years based on the remaining term of the franchise agreements.  We recorded amortization expense relating to the intangible asset of approximately $0.1 million for the 13 weeks ended March 26, 2013.  We expect the annual expense for the next four years to average approximately $0.3 million.

Pro forma results of operations have not been presented because the effect of the acquisition was not material to our financial position, results of operations or cash flows.

(9)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $56,000 for each of the 13 weeks ended March 26, 2013 and March 27, 2012.

The Bossier City, Louisiana restaurant, of which Steven L. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and restaurant building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.   Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $50,000 for each of the 13 weeks ended March 26, 2013 and March 27, 2012.

We have 15 franchise and license restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders as of March 26, 2013 and March 27, 2012. These entities paid us fees of approximately $0.6 million for both of the 13 weeks ended March 26, 2013 and March 27, 2012.   As disclosed in note 7, we are contingently liable on leases which are related to three of these restaurants.

(10)    Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options and RSUs outstanding from our equity incentive plan as discussed in note 2.

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended
	March 26, 2013	March 27, 2012

Options	278,230	299,572
Restricted stock units	9,980	12,885

Total	288,210	312,457

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 26, 2013	March 27, 2012
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$26,171	$18,869

Basic EPS:
Weighted-average common shares outstanding	69,359	69,405

Basic EPS	$0.38	$0.27

Diluted EPS:
Weighted-average common shares outstanding	69,359	69,405
Dilutive effect of stock options and restricted stock units	1,224	1,425
Shares — diluted	70,583	70,830

Diluted EPS	$0.37	$0.27

(11)  Fair Value Measurements

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

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 26, 2013.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 26, 2013	December 25, 2012

Interest rate swaps	2	$(3,696)	$(4,016)
Deferred compensation plan - assets	1	10,132	9,145
Deferred compensation plan - liabilities	1	(10,123)	(9,160)

The fair value of our interest rate swaps were determined based on industry-standard valuation models.  Such models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves.  See note 5 for discussion of our interest rate swaps.

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the “Deferred Compensation Plan”) is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in our unaudited condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income.

At March 26, 2013 and December 25, 2012, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our revolving credit facility at March 26, 2013 and December 25, 2012 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loans is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loans are as follows:

	March 26, 2013		December 25, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loans — Level 2	$1,418	$1,677	$1,473	$1,752

(12)  Stock Repurchase Program

On February 16, 2012, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date.  Any repurchases under our stock repurchase program are made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

We did not repurchase any shares of our common stock during either of the 13 week periods ended March 26, 2013 or March 27, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  The section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2012, and in our other Securities and Exchange Commission (“SEC”) filings, discusses some of the important risk factors that may affect our business, results of operations, or financial condition.  You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 397 restaurants in 47 states and three international locations in two countries.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 26, 2013, our 397 restaurants included:

•  323 “company restaurants,” of which 308 were wholly-owned and 15 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our unaudited condensed consolidated statements of income and comprehensive income.

• 74 “franchise restaurants,” of which 73 were franchise restaurants and one was a license restaurant. We have a 5.0% to 10.0% ownership interest in 23 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in 13 of the 15 majority-owned company restaurants, and (ii) 66 of the domestic franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 26, 2013 and March 27, 2012 are referred to as Q1 2013 and Q1 2012, respectively.  Fiscal year 2013 will be 53 weeks in length and, as such, the fourth quarter of fiscal 2013 will be 14 weeks in length.  Fiscal year 2012 was 52 weeks in length, while the quarters for the year were 13 weeks in length.

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

Our average capital investment for Texas Roadhouse restaurants opened during 2012, including pre-opening expenses, was $3.9 million.  This average includes 10 times the annual base rent amount for restaurants where we do not own the land.  We anticipate that our 2013 development costs will the same as or slightly higher than our 2012 costs.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement in April 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next 10 years, three of which are currently open.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for the minority ownership in three non-Texas Roadhouse restaurants, two of which are currently open.  We may also look to acquire domestic franchise restaurants under terms favorable to us and our stockholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 323 restaurants we owned and operated at March 26, 2013, we operated 321 as Texas Roadhouse restaurants, while two operated under the name of Aspen Creek.  We plan to open approximately 28 restaurants in 2013, all of which will be company-owned Texas Roadhouse restaurants.  In addition, we anticipate our franchise partners will open as many as five Texas Roadhouse restaurants, primarily international, in 2013.

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

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing and operations. Our goal is for general and administrative costs to increase at a slower growth rate than our revenue.  Whether we are able to continue leveraging our infrastructure will depend, in part, on our new restaurant openings and our comparable restaurant sales growth rate going forward.

Returning Capital to Shareholders.  We continue to evaluate opportunities to return capital to our shareholders through the payment of dividends and/or repurchases of common stock.  In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock and we have consistently grown our per share dividend each year since that time.  Most recently, on February 14, 2013, our Board of Directors authorized the payment of a quarterly cash dividend of $0.12 per share of common stock which was paid on March 28, 2013.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any future decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility and other contractual restrictions, or other factors deemed relevant.

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  Any repurchases will be made through open market transactions.  As of March 26, 2013, $70.6 million remains authorized for repurchase.  Since 2008, we have paid $145.5 million to repurchase 12.3 million shares of our common stock at an average price per share of $11.86 through our authorized stock repurchase programs.

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

Average Unit Volume.   Average unit volume represents the average quarterly or annual restaurant sales for company-owned Texas Roadhouse restaurants open for a full six months before the beginning of the period measured. Average unit volume excludes sales on restaurants closed during the period.  Growth in average unit volumes in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volumes less than growth in comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the company average.

Store Weeks.   Store weeks represent the number of weeks that our company restaurants were open during the reporting period.

Restaurant Margins.  Restaurant margins represent restaurant sales less cost of sales, labor, rent and other operating costs.  Depreciation and amortization expense, substantially all of which relates to restaurant-level assets, is excluded from restaurant operating costs and is shown separately as it represents a non-cash charge for the investment in our restaurants.  Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance.  Restaurant margin is not a measurement determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative, to income from operations or other similarly titled measures of other companies.  Restaurant margins, as a percentage of restaurant sales, may fluctuate based on inflationary pressures, commodity costs and wage rates.  We also focus on restaurant margin dollar growth per store week as a measure of restaurant-level profitability as it provides additional insight on operating performance.

Other Key Definitions

Restaurant Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company-owned restaurants.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income and comprehensive income.

Franchise Royalties and Fees.   Domestic franchisees typically pay a $40,000 initial franchise fee for each new restaurant.  In addition, at each renewal period, we receive a fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreements, paid to us by our domestic franchisees.

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

Restaurant Other Operating Expenses.   Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, advertising, repair and maintenance, property taxes, credit card fees, gift card breakage and general liability insurance. Profit sharing allocations to managing partners and market partners are also included in restaurant other operating expenses.

Pre-opening Expenses.   Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training salaries, travel expenses, rent, food, beverage and other initial supplies and expenses.

Depreciation and Amortization Expense.   Depreciation and amortization expense (“D&A”) includes the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

Impairment and closure costs.  Impairment and closure costs include any impairment of long-lived assets, including goodwill, associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset and expenses associated with the closure of a restaurant.  Closure costs also include any gains or losses associated with the sale of a closed restaurant and/or assets held for sale as well as lease costs.

General and Administrative Expenses.   General and administrative expenses (“G&A”) are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth.   Supervision and accounting fees received from certain franchise and license restaurants are offset against G&A.  G&A also includes share-based compensation expense related to executive officers, support center employees and area managers, including market partners.

Interest Expense, Net.   Interest expense includes the cost of our debt obligations including the amortization of loan fees, reduced by interest income and capitalized interest.  Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.   As of March 26, 2013 and March 27, 2012, we owned a 5.0% to 10.0% equity interest in 23 and 22 franchise restaurants, respectively.  Additionally, as of March 26, 2013, we owned a 40% equity interest in two non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at March 26, 2013 and March 27, 2012 included 15 and 12 majority-owned restaurants, respectively, all of which were open.

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

 Results of Operations

	13 Weeks Ended
	March 26, 2013		March 27, 2012
($ in thousands)	$	%	$	%

Revenue:
Restaurant sales	356,564	99.1	322,012	99.1
Franchise royalties and fees	3,112	0.9	2,857	0.9

Total revenue	359,676	100.0	324,869	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	124,552	34.9	109,655	34.1
Labor	101,661	28.5	93,347	29.0
Rent	7,057	2.0	6,252	1.9
Other operating	55,778	15.6	51,229	15.9
(As a percentage of total revenue)
Pre-opening	2,824	0.8	3,585	1.1
Depreciation and amortization	12,212	3.4	11,347	3.5
Impairment and closure	57	NM	19	NM
General and administrative	17,367	4.8	20,033	6.2

Total costs and expenses	321,508	89.4	295,467	90.9
Income from operations	38,168	10.6	29,402	9.1
Interest expense, net	595	0.2	605	0.2
Equity income from investments in unconsolidated affiliates	(180)	0.1	(41)	NM

Income before taxes	37,753	10.5	28,838	8.9
Provision for income taxes	10,534	2.9	9,085	2.8
Net income including noncontrolling interests	27,219	7.6	19,753	6.1
Net income attributable to noncontrolling interests	1,048	0.3	884	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	26,171	7.3	18,869	5.8

NM — Not meaningful

Reconciliation of GAAP and Non-GAAP Information

(in thousands, except per share data)

In addition to the results provided in accordance with GAAP throughout this document, we have provided non-GAAP measurements which present operating results on a basis before the impact of a settlement of a legal matter.  This item is described in further detail throughout this document.

We used earnings before the impact of the legal settlement as a key performance measure of results of operations for purposes of evaluating performance internally.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, we believe that the presentation of results before the impact of the legal settlement provides additional information to facilitate the comparison of past and present operations, excluding items that we do not believe were indicative of our ongoing operations in the 13 weeks ended March 27, 2012.

	13 weeks ended
	March 26, 2013	March 27, 2012
	$	$

Net income attributable to Texas Roadhouse, Inc. and subsidiaries, excluding settlement charge	26,171	21,931
Amount reserved for settlement of a legal matter, net of tax (1)	—	(3,062)
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	26,171	18,869

Weighted average diluted shares outstanding	70,583	70,830

Diluted earnings per share, excluding settlement charge	0.37	0.31
Impact of settlement charge on diluted earnings per share	—	(0.04)
Diluted earnings per share	0.37	0.27

(1)         Amount reserved in the first quarter of 2012 for the settlement of a legal matter was $5.0 million before the statutory income tax rate.  The settlement was included in general administrative costs in our unaudited condensed consolidated statements of income and comprehensive income.

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 25, 2012	320	72	392
Openings — Texas Roadhouse	3	2	5
Openings — Aspen Creek	—	—	—
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at March 26, 2013	323	74	397

Q1 2013 (13 weeks) Compared to Q1 2012 (13 weeks)

Restaurant Sales.   Restaurant sales increased by 10.7% in Q1 2013 as compared to Q1 2012.  This increase was primarily attributable to the opening of new restaurants and the acquisition of two franchise restaurants on December 25, 2012 combined with an increase in average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q1 2013	Q1 2012

Increase in store weeks	8.4%	7.9%
Increase in average unit volumes	2.8%	5.7%
Other (1)	(0.5)%	0.9%
Total increase in restaurant sales	10.7%	14.5%

Store weeks	4,174	3,851
Comparable restaurant sales growth	3.5%	6.0%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	3.5%	6.0%
Average unit volume (in thousands)	$1,111	$1,081

(1)         Includes the impact of the year-over-year change in sales volume of all Aspen Creek restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed during the period.

The increases in store weeks for Q1 2013 and Q1 2012 are attributable to the opening of new restaurants and the acquisition of two franchise restaurants on December 25, 2012, partially offset by the closure of one restaurant in the fourth quarter of 2012.  Company restaurant count activity is shown in the restaurant unit activity table above.

The increases in average unit volumes for Q1 2013 and Q1 2012 were primarily driven by positive comparable restaurant sales, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales.  Comparable restaurant sales growth of 3.5% in Q1 2013 were primarily due to an increase in our per person average check of 3.0%, along with an increase in guest traffic counts of 0.5%.  Comparable restaurant sales growth of 6.0% in Q1 2012 were primarily due to an increase in our per person average check of 3.8%, along with an increase in our guest traffic counts of 2.2%.

The increases in our per person average check for Q1 2013 and Q1 2012 were driven by menu price increases taken throughout 2012 and 2011.  In 2012, we increased menu prices approximately 2.2% in the first quarter and approximately 2.0% in early December.  In 2011, we increased menu prices approximately 2.5% to 3.0% with just over 1.0% during the first quarter of the year and the remaining during the third and fourth quarters of the year.  These menu price increases were taken as a result of inflationary pressures, primarily commodities.   We currently do not plan to take any additional price increases until the latter part of 2013.

In 2013, we plan to open approximately 28 company restaurants, three of which opened in Q1 2013.  We have either begun construction or have sites under contract for purchase or lease for 24 of the 25 remaining restaurants.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.3 million, or by 8.9%, in Q1 2013.  This increase was primarily attributable to an increase in average unit volumes and the opening of new franchise restaurants, partially offset by the impact of the acquisition of two franchise restaurants on December 25, 2012.  Franchise comparable restaurant sales increased 4.5% in Q1 2013 and 6.9% in Q1 2012.  The acquired franchise restaurants generated approximately $0.3 million in franchise royalties in 2012.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2013, we anticipate our franchise partners will open as many as five Texas Roadhouse restaurants, primarily internationally.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, increased to 34.9% in Q1 2013 from 34.1% in Q1 2012.  This increase was primarily attributable to commodity inflation of approximately 7.2% for the quarter, partially offset by the impact of menu pricing actions in 2012 and 2011 and the benefit of favorable mix shift.  Inflation was driven by higher food costs, primarily beef, along with higher costs for certain produce items.  The benefit of favorable mix shift was primarily driven by the addition of pictures to the menu in late January 2012 which has resulted in higher sales for the items shown.  These items have a slightly lower food cost, as a percentage of sales, than other items within the same category.

For the remainder of 2013, we have fixed price contracts for approximately 65% of our overall food costs with the remainder subject to fluctuating market prices.  We expect commodity cost inflation of 6% to 7% in 2013.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, decreased to 28.5% in Q1 2013 compared to 29.0% in Q1 2012.  The decrease was primarily driven by an increase in average unit volumes, partially offset by higher average wage rates.  Our per person average check increase of 3.0%, combined with positive guest traffic counts more than offset average wage rate and other labor-related inflation.

We anticipate our labor costs will be pressured throughout the remainder of 2013 by inflation due to state-mandated increases in minimum and tip wage rates.  These increases may or may not be offset by guest traffic growth and/or possible menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, increased to 2.0% in Q1 2013 compared to 1.9% in Q1 2012.  The impact of leasing more land and buildings than we have in the past was offset by the benefit from an increase in average unit volumes.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.6% in Q1 2013 from 15.9% in Q1 2012.  The decrease was primarily attributable to an increase in average unit volumes, lower costs associated with general liability insurance and lower supply costs, partially offset by higher gift card fees.  General liability insurance costs were lower due to favorable changes in our claims development history, while lower supply costs were driven by purchasing initiatives.  Gift card fees were higher in Q1 2013 due to the redemption of gift cards related to our third party gift card retail program which was expanded in the fourth quarter of 2012.

Restaurant Pre-opening Expenses.   Pre-opening expenses decreased to $2.8 million in Q1 2013 from $3.6 million in Q1 2012.  The decrease was primarily attributable to the timing of restaurant openings.  We opened three restaurants in Q1 2013 compared to eight restaurants in Q1 2012.  We plan to open approximately 28 company restaurants in 2013 compared to 25 company restaurants in 2012.  Based on our increased restaurant development plans, we expect pre-opening expense to be higher in 2013.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, decreased to 3.4% in Q1 2013 from 3.5% in Q1 2012.  Along with an increase in average unit volumes, this decrease was primarily due to lower depreciation expense, as a percentage of revenue, on older restaurants as depreciation expense on short-lived assets, such as equipment, has ended.  The decrease was partially offset by higher depreciation, as a percentage of revenue, at new restaurants.

General and Administrative Expenses.  G&A, as a percentage of total revenue, decreased to 4.8% in Q1 2013 from 6.2% in Q1 2012.  The decrease was primarily attributable to lower legal settlement charges and an increase in average unit volumes, partially offset by higher costs associated with travel.  In Q1 2012, we recorded a pre-tax charge of $5.0 million ($3.1 million after-tax), or 1.5%, as a percentage of total revenue, related to the settlement of a previously disclosed legal matter.

Total G&A expenses in 2013 may increase at a higher growth rate than our revenue, excluding the impact of the legal settlement charge in 2012, based on higher costs associated with our annual managing partner conference which occurs in the second quarter of 2013.  We expect our annual conference costs to be approximately $2.5 million to $3.0 million higher in 2013 compared to 2012 primarily due to the location of our conference in conjunction with the 20th anniversary of our first restaurant opening.

Interest Expense, Net.   Interest expense remained flat at $0.6 million in Q1 2013 compared to Q1 2012.  In Q1 2013, a decrease in capitalized interest was offset by lower interest rates.

Income Tax Expense.   Our effective tax rate decreased to 28.7% in Q1 2013 from 32.5% in Q1 2012.  The decrease in Q1 2013 was due to higher federal tax credits, primarily due to the retrospective reinstatement of Work Opportunity Tax Credits (“WOTC”), and a decrease in non-deductible officer compensation.

We expect the tax rate to be approximately 31.0% for fiscal 2013 compared to 32.8% in fiscal 2012 due to higher federal tax credits, including the discrete impact of the retroactive reinstatement of WOTC, and an expected decrease in non-deductible officer’s compensation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
(in 000’s)	March 26, 2013	March 27, 2012

Net cash provided by operating activities	$39,417	$37,894
Net cash used in investing activities	(15,469)	(22,741)
Net cash used in financing activities	(10,241)	(12,428)

Net increase in cash and cash equivalents	$13,707	$2,725

Net cash provided by operating activities was $39.4 million in Q1 2013 compared to $37.9 million in Q1 2012.  This increase was primarily due to an increase in net income, partially offset by changes in working capital.  The increase in net income was driven by the continued opening of new restaurants, an increase in comparable restaurant sales and the benefit from overlapping a $5.0 million ($3.1 million after-tax) charge related to the settlement of a previously disclosed legal matter which was accrued in Q1 2012.

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

Net cash used in investing activities was $15.5 million in Q1 2013 compared to $22.7 million in Q1 2012.  This decrease was primarily due to the timing of restaurant openings.  We opened three company restaurants in Q1 2013 compared to eight company restaurants in Q1 2012.  We plan to open approximately 28 restaurants in 2013 as compared to 25 restaurants in 2012.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 26, 2013, 123 of the 323 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

(in 000’s)	Q1 2013	Q1 2012
New company restaurants	$8,902	$16,714
Refurbishment of existing restaurants (1)	6,699	6,125
Total capital expenditures	$15,601	$22,839

Restaurant-related repairs and maintenance expense (2)	$3,512	$3,625

(1) Includes minimal capital expenditures related to support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2013, we expect our capital expenditures to be $100.0 to $105.0 million, the majority of which will relate to planned restaurant openings, including 28 restaurant openings in 2013.  This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility.  For 2013, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our revolving credit facility.

Net cash used in financing activities was $10.2 million in Q1 2013 as compared to $12.4 million in Q1 2012.  This decrease was primarily due to no payments on borrowings under our revolving credit facility in Q1 2013 compared to $10.0 million in Q1 2012 partially offset by an additional dividend payment in Q1 2013 of $6.9 million.

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100 million of our common stock.  This stock repurchase program has no expiration date.  Any repurchases under our stock repurchase program are made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  We did not repurchase any shares of our common stock during Q1 2013 through our stock repurchase program and have $70.6 million remaining under the program as of March 26, 2013.

We paid cash dividends of $13.1 million in Q1 2013.  Additionally, on February 14, 2013, our Board of Directors authorized the payment of a cash dividend of $0.12 per share of common stock.  The payment of this dividend totalling $8.4 million was distributed on March 28, 2013 to shareholders of record at the close of business on March 13, 2013.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of March 26, 2013.

In Q1 2013, we paid distributions of $0.9 million to equity holders of 14 of our majority-owned company restaurants.  In Q1 2012, we paid distributions of $0.8 million to equity holders of 11 of our majority-owned company restaurants.

On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N. A., and Wells Fargo, N. A.  The new facility expires on August 12, 2016.  The terms of revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of our revolving credit facility, depending on our leverage ratio.  The weighted-average interest rate for our revolving credit facility was 3.96% at March 26, 2013 and December 25, 2012, including the impact of interest rate swaps discussed below.  At March 26, 2013, we had $50.0 million outstanding under the revolving credit facility and $145.3 million of availability, net of $4.7 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 26, 2013.

At March 26, 2013, in addition to the amounts outstanding on our revolving credit facility, we had various other notes payable totaling $1.4 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at March 26, 2013 was 4.14%, including the impact of interest rate swaps discussed below.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 26, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,418	$235	$524	$50,311	$348
Capital lease obligations	102	102	—	—	—
Interest (1)	7,743	2,124	4,155	1,428	36
Operating lease obligations	213,990	26,871	49,320	42,717	95,082
Capital obligations	79,247	79,247	—	—	—
Total contractual obligations	$352,500	$108,579	$53,999	$94,456	$95,466

(1)         Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.  Uses interest rates as of March 26, 2013 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at March 26, 2013 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.875 % margin, which was in effect as of March 26, 2013.

We have no material minimum purchase commitments with our vendors that extend beyond a year.  See note 7 to the unaudited condensed consolidated financial statements for details of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any material off-balance sheet arrangements.

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

Recently Issued Accounting Standards

Comprehensive Income

(Accounting Standards Update 2013-02, “ASU 2013-2”)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that required the presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross-reference to other disclosures that provide additional detail about these amounts is required.  ASU 2013-02 is effective for fiscal years beginning after December 15, 2012 (our 2013 fiscal year).  The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving credit facility.  Our options for the rate are the London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  At March 26, 2013 there was $50.0 million outstanding under our revolving credit facility which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  As of March 26, 2013, our various other notes payable totaled $1.4 million and had a weighted average interest rate of 10.56%.

The weighted-average interest rate for our revolving credit facility was 3.96% at March 26, 2013 and December 25, 2012, including the impact of interest rate swaps discussed below.  Should interest rates based on the borrowings under our revolving credit facility increase by one percentage point, our estimated annual interest expense would not be impacted as our interest rates are fixed through our interest rate swaps.

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

We are subject to business risk as our beef supply is highly dependent upon four vendors.  If these vendors were unable to fulfill their obligations under their contracts with us, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We have filed an answer to the complaint, and the case is in discovery.   We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. As a result, we cannot estimate the possible amount or range of loss, if any, associated with this matter.

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 25, 2012, under the heading “Special Note Regarding Forward-looking Statements” and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 25, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2012, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $70.6 million remains outstanding at March 26, 2013. This stock repurchase program has no expiration date.  Any repurchases under our stock repurchase program are made through open market transactions.  The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended March 26, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 26 to January 22	—	—	—	$70,614,805
January 23 to February 19	—	—	—	$70,614,805
February 20 to March 26	—	—	—	$70,614,805

Total	—		—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: May 2, 2013	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: May 2, 2013	By:	/s/ G. PRICE COOPER, IV
G. Price Cooper, IV
Chief Financial Officer
(principal financial officer)
(chief accounting officer)