Form 10-Q
period 2013-06-25
Texas Roadhouse, Inc.
filed 2013-08-02
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2013

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

The number of shares of common stock outstanding were 70,280,373 on July 24, 2013.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 25, 2013	December 25, 2012
Assets
Current assets:
Cash and cash equivalents	$100,117	$81,746
Receivables, net of allowance for doubtful accounts of $20 at June 25, 2013 and $22 at December 25, 2012	12,077	16,416
Inventories, net	11,182	10,909
Prepaid income taxes	—	3,374
Prepaid expenses	6,627	7,191
Deferred tax assets	3,467	2,836
Total current assets	133,470	122,472
Property and equipment, net of accumulated depreciation of $286,912 at June 25, 2013 and $269,052 at December 25, 2012	542,211	531,654
Goodwill	113,454	113,435
Intangible assets, net	8,283	9,264
Other assets	15,983	14,429
Total assets	$813,401	$791,254

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$317	$338
Accounts payable	34,990	32,374
Deferred revenue — gift cards	28,527	53,041
Accrued wages	27,135	25,030
Income taxes payable	1,054	—
Accrued taxes and licenses	13,666	13,253
Dividends payable	8,427	13,135
Other accrued liabilities	19,188	21,491
Total current liabilities	133,304	158,662
Long-term debt and obligations under capital leases, excluding current maturities	51,120	51,264
Stock option and other deposits	4,678	4,718
Deferred rent	21,763	20,168
Deferred tax liabilities	5,715	6,102
Fair value of derivative financial instruments	3,138	4,016
Other liabilities	17,506	15,587
Total liabilities	237,224	260,517
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 70,249,695 and 68,977,045 shares issued and outstanding at June 25, 2013 and December 25, 2012, respectively)	70	69
Additional paid in capital	215,394	199,967
Retained earnings	356,839	327,509
Accumulated other comprehensive loss	(1,923)	(2,461)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	570,380	525,084
Noncontrolling interests	5,797	5,653
Total equity	576,177	530,737
Total liabilities and equity	$813,401	$791,254

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Revenue:
Restaurant sales	$348,929	$317,546	$705,493	$639,558
Franchise royalties and fees	3,190	2,729	6,302	5,586

Total revenue	352,119	320,275	711,795	645,144

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	120,212	106,860	244,764	216,515
Labor	101,723	93,235	203,384	186,582
Rent	7,152	6,379	14,209	12,631
Other operating	54,989	50,555	110,767	101,784
Pre-opening	4,240	2,780	7,064	6,365
Depreciation and amortization	12,190	11,546	24,402	22,893
Impairment and closure	27	20	84	39
General and administrative	21,789	17,653	39,156	37,686

Total costs and expenses	322,322	289,028	643,830	584,495

Income from operations	29,797	31,247	67,965	60,649

Interest expense, net	567	568	1,162	1,173
Equity income from investments in unconsolidated affiliates	(218)	(121)	(398)	(162)

Income before taxes	29,448	30,800	67,201	59,638
Provision for income taxes	8,583	9,952	19,117	19,037
Net income including noncontrolling interests	$20,865	$20,848	$48,084	$40,601
Less: Net income attributable to noncontrolling interests	902	538	1,950	1,422

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$19,963	$20,310	$46,134	$39,179

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives, net of tax of ($0.2) million, $0.1 million, ($0.3) million and $0.1 million, respectively	342	(65)	538	(106)

Total comprehensive income	$20,305	$20,245	$46,672	$39,073

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.29	$0.29	$0.66	$0.56

Diluted	$0.28	$0.28	$0.65	$0.55

Weighted-average shares outstanding:
Basic	70,030	70,129	69,693	69,763

Diluted	71,267	71,587	70,924	71,247

Cash dividends declared per share	$0.12	$0.09	$0.24	$0.18

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 25, 2012	68,977,045	$69	$199,967	$327,509	$(2,461)	$525,084	$5,653	$530,737

Net income	—	—	—	46,134	—	46,134	1,950	48,084
Unrealized gain on derivatives, net of tax of $0.3 million	—	—	—	—	538	538	—	538
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,806)	(1,806)
Minority interest liquidation adjustments	—	—	5	—	—	5	—	5
Dividends declared and paid ($0.12 per share)	—	—	—	(8,377)	—	(8,377)	—	(8,377)
Dividends declared ($0.12 per share)				(8,427)		(8,427)		(8,427)
Shares issued under stock option plan including tax effects	810,690	—	12,649	—	—	12,649	—	12,649
Settlement of restricted stock units	685,301	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(223,341)	—	(4,197)	—	—	(4,197)	—	(4,197)
Share-based compensation	—	—	6,971	—	—	6,971	—	6,971

Balance, June 25, 2013	70,249,695	$70	$215,394	$356,839	$(1,923)	$570,380	$5,797	$576,177

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 25, 2013	June 26, 2012
Cash flows from operating activities:
Net income including noncontrolling interests	$48,084	$40,601
Depreciation and amortization	24,402	22,893
Deferred income taxes	(1,358)	(4,753)
Loss on disposition of assets	1,953	1,683
Equity income from investments in unconsolidated affiliates	(398)	(162)
Distributions of income received from investments in unconsolidated affiliates	253	225
Provision for doubtful accounts	102	16
Share-based compensation expense	6,971	6,324
Changes in operating working capital:
Receivables	4,237	1,752
Inventories	(273)	789
Prepaid expenses	564	1,709
Other assets	(1,404)	(1,044)
Accounts payable	2,616	(3,110)
Deferred revenue — gift cards	(24,567)	(22,773)
Accrued wages	2,105	1,779
Excess tax benefits from share-based compensation	(2,098)	(2,514)
Prepaid income taxes and income taxes payable	6,526	8,231
Accrued taxes and licenses	413	(11)
Other accrued liabilities	(2,225)	4,884
Deferred rent	1,531	1,558
Other liabilities	1,919	1,461

Net cash provided by operating activities	$69,353	$59,538

Cash flows from investing activities:
Capital expenditures — property and equipment	(35,915)	(42,547)
Proceeds from sale of property and equipment, including insurance proceeds	4	106

Net cash used in investing activities	$(35,911)	$(42,441)

Cash flows from financing activities:
Repayments of revolving credit facility	—	(10,000)
Proceeds from noncontrolling interest contributions and other	—	512
Distributions to noncontrolling interests	(1,806)	(1,523)
Excess tax benefits from share-based compensation	2,098	2,514
Repayment of stock option and other deposits	(40)	(48)
Indirect repurchase of shares for minimum tax withholdings	(4,197)	(2,167)
Principal payments on long-term debt and capital lease obligations	(165)	(147)
Proceeds from exercise of stock options	10,551	8,349
Dividends paid to stockholders	(21,512)	(11,806)

Net cash used in financing activities	$(15,071)	$(14,316)

Net increase in cash and cash equivalents	18,371	2,781
Cash and cash equivalents — beginning of period	81,746	78,777
Cash and cash equivalents — end of period	$100,117	$81,558

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,194	$1,269
Income taxes, net of refunds	$13,948	$15,551

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  (“TRI”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest (collectively the “Company,” “we,” “our” and/or “us”) as of and for the 13 and 26 weeks ended June 25, 2013 and June 26, 2012.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corporation (“Management Corp.”).  We and our subsidiaries operate restaurants primarily under the Texas Roadhouse name. Holdings also provides supervisory and administrative services for certain other franchise Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company and certain other franchise Texas Roadhouse restaurants.  All significant balances and transactions between the consolidated entities have been eliminated.

As of June 25, 2013 and June 26, 2012, we owned 5.0% to 10.0% equity interests in 23 and 22 franchise restaurants, respectively.  The unconsolidated restaurants are accounted for using the equity method.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and cash flows. Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, income taxes and share-based compensation expense. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 26 weeks ended June 25, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2012.

Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements to conform with current year presentation.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2)     Share-based Compensation

On May 16, 2013, the Company’s stockholders approved the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive and non-qualified stock options to purchase shares of common stock, stock appreciation rights, and full value awards, including restricted stock, restricted stock units (“RSUs”), deferred stock units, performance stock and performance stock units.  As a result of the approval of the Plan, no future awards will be made under the Texas Roadhouse, Inc. 2004 Equity Incentive Plan.

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

The following table summarizes the share-based compensation recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012

Labor expense	$1,341	$1,123	$2,671	$2,129
General and administrative expense	2,118	2,148	4,300	4,195
Total share-based compensation expense	$3,459	$3,271	$6,971	$6,324

Share-based compensation activity by type of grant as of June 25, 2013 and changes during the 26 weeks then ended are presented below.

Summary Details for 2004 Equity Incentive Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 25, 2012	2,258,921	$13.24
Granted	—	—
Forfeited	(10,869)	13.34
Exercised	(810,690)	13.01
Outstanding at June 25, 2013	1,437,362	$13.37	2.56	$15,983

Exercisable at June 25, 2013	1,437,362	$13.37	2.56	$15,983

The total intrinsic value of options exercised during the 13 weeks ended June 25, 2013 and June 26, 2012 was $2.9 million and $3.2 million, respectively.  During the 26 weeks ended June 25, 2013 and June 26, 2012, the total intrinsic value of options exercised was $6.2 million and $6.6 million, respectively.  No stock options vested during the 13 or 26 week periods ended June 25, 2013.  The total grant date fair value of stock options vested for the 13 and 26 week periods ended June 26, 2012 was $0.1 million.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 25, 2012	1,803,514	$15.73
Granted	272,660	21.13
Forfeited	(13,060)	16.80
Vested	(685,301)	15.88
Outstanding at June 25, 2013	1,377,813	$16.71	8.72	$33,743

As of June 25, 2013, with respect to unvested RSUs, there was $13.7 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years.  The vesting terms of the RSUs range from 1.0 to 5.0 years.  The total intrinsic value of RSUs vested for the 13 weeks ended June 25, 2013 and June 26, 2012 was $3.3 million and $2.0 million, respectively.   For the 26 weeks ended June 25, 2013 and June 26, 2012, the total intrinsic value of RSUs vested was $13.2 million and $6.8 million, respectively.

(3)     Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	June 25, 2013	December 25, 2012
Installment loans, due 2013 — 2020	$1,362	$1,473
Obligations under capital leases	75	129
Revolving credit facility	50,000	50,000
	51,437	51,602
Less current maturities	317	338
	$51,120	$51,264

The weighted-average interest rate for installment loans outstanding at both June 25, 2013 and December 25, 2012 was 10.55% and 10.56%, respectively.  The debt is secured by certain land and buildings and is subject to certain prepayment penalties.

On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A.  This facility replaced our previous five-year revolving credit facility.   The revolving credit facility expires on August 12, 2016.  The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the revolving credit facility, depending on our leverage ratio.  The weighted-average interest rate for the revolving credit facility at both June 25, 2013 and December 25, 2012 was 3.96%, including the impact of interest rate swaps as discussed in note 5.  At June 25, 2013, we had $50.0 million outstanding under the revolving credit facility and $145.3 million of availability, net of $4.7 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 25, 2013.

(4)     Income taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 26 weeks ended June 25, 2013 and June 26, 2012 is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012

Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.7	3.8	3.7	3.8
FICA tip tax credit	(6.7)	(5.5)	(5.9)	(5.6)
Work opportunity tax credit	(1.6)	(0.8)	(2.6)	(0.8)
Incentive stock options	(0.8)	(0.4)	(0.7)	(0.3)
Nondeductible officer compensation	(0.1)	1.0	0.3	1.0
Other	0.6	(0.2)	(0.5)	(0.4)

Total	30.1%	32.9%	29.3%	32.7%

We deduct net income attributable to noncontrolling interests from income before taxes as shown in our unaudited condensed consolidated statements of income and comprehensive income to determine the effective tax rates shown in the table above.

(5)         Derivative and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”).  We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates.  By using these instruments, we expose ourselves, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We attempt to minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swaps is JPMorgan Chase Bank, N.A.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  We minimize market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

Interest Rate Swaps

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the $25.0 million notional amount.

On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the $25.0 million notional amount.

We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swaps will be reported as a component of accumulated other comprehensive income or loss (“AOCI”).  Additionally, amounts related to the yield adjustment of the hedged interest payments are subsequently reclassified into interest expense in the same period which the related interest affects earnings.  We will reclassify any gain or loss from accumulated other comprehensive income or loss, net of tax, in our unaudited condensed consolidated balance sheet to interest expense in our unaudited condensed consolidated statement of income and comprehensive income when the interest rate swap expires or at the time we choose to terminate the swap.  See note 11 for fair value discussion of these interest rate swaps.

The following table summarizes the fair value and presentation in the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance		Derivative Assets		Derivative Liabilities
	Sheet		June 25,	December 25,	June 25,	December 25,
	Location		2013	2012	2013	2012

Derivative Contracts Designated as Hedging Instruments under ASC 815		(1)
Interest rate swaps			$—	$—	$3,138	$4,016

Total Derivative Contracts			$—	$—	$3,138	$4,016

(1)                            Derivative assets and liabilities are included in fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 and 26 weeks ended June 25, 2013 and June 26, 2012:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012

Gain (Loss) recognized in AOCI, net of tax (effective portion)	$342	$(65)	$538	$(106)
Gain (Loss) reclassified from AOCI to income (effective portion)	$369	$363	$728	$718

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 and 26 weeks ended June 25, 2013 and June 26, 2012, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

(6)         Recent Accounting Pronouncements

Comprehensive Income

(Accounting Standards Update 2013-02, “ASU 2013-2”)

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of AOCI, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  ASU 2013-02 was effective for fiscal years beginning after December 15, 2012 (our 2013 fiscal year).  The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows.

(7)         Commitments and Contingencies

The estimated cost of completing capital project commitments at June 25, 2013 and December 25, 2012 was approximately $91.4 million and $73.2 million, respectively.

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

During the 26 weeks ended June 25, 2013, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts (“Court”), Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We have filed an answer to the complaint, and the case is in discovery.  An Alternative Dispute Resolution conference set by the Court was held on July 25-26, 2013 in Boston, MA, and mediated by the magistrate judge assigned to the case.  We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  We cannot estimate the possible amount or range of loss, if any, associated with this matter.

We are involved in various other claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

(8)         Acquisitions

On December 25, 2012, we acquired two franchise restaurants in Illinois.  Pursuant to the terms of the acquisition agreement, we paid a purchase price of $4.2 million.  This acquisition is consistent with our long-term strategy to increase net income and earnings per share.

This transaction was accounted for using the purchase method as defined in ASC 805, Business Combinations (“ASC 805”). Based on a purchase price of $4.2 million, $2.8 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been allocated as follows:

Current assets	$64
Property and equipment, net	304
Goodwill	2,759
Intangible asset	1,342
Current liabilities	(195)
Other liabilities	(64)

Purchase Price	$4,210

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

The fair value of $1.3 million assigned to the intangible asset acquired was determined primarily using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management.  The intangible asset has a weighted-average life of approximately 2.6 years based on the remaining term of the franchise agreements.  We recorded amortization expense relating to the intangible asset of approximately $0.3 million for the 26 weeks ended June 25, 2013.  We expect the annual expense for the next four years to be $0.6 million for 2013, $0.5 million for 2014, $0.2 million for 2015 and $0.1 million for 2016.

Pro forma results of operations have not been presented because the effect of the acquisition was not material to our financial position, results of operations or cash flows.

(9)         Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $56,000 for each of the 13 weeks ended June 25, 2013 and June 26, 2012.  For each of the 26 week periods ended June 25, 2013 and June 26, 2012, rent payments were approximately $0.1 million.

The Bossier City, Louisiana restaurant, of which Mr. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and restaurant building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.   Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $50,000 for each of the 13 weeks ended June 25, 2013 and June 26, 2012.  For each of the 26 week periods ended June 25, 2013 and June 26, 2012, rent payments were approximately $0.1 million.

We have 15 franchise restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders as of June 25, 2013 and June 26, 2012. These entities paid us fees of approximately $0.6 million for both of the 13 weeks ended June 25, 2013 and June 26, 2012.  For both of the 26 week periods ended June 25, 2013 and June 26, 2012, these entities paid us fees of approximately $1.2 million.  As disclosed in note 7, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012

Options	7,387	291,902	38,445	295,737
Nonvested stock	—	16,333	—	11,644

Total	7,387	308,235	38,445	307,381

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$19,963	$20,310	$46,134	$39,179

Basic EPS:
Weighted-average common shares outstanding	70,030	70,129	69,693	69,763

Basic EPS	$0.29	$0.29	$0.66	$0.56

Diluted EPS:
Weighted-average common shares outstanding	70,030	70,129	69,693	69.763
Dilutive effect of stock options and restricted stock	1,237	1,458	1,231	1,484
Shares — diluted	71,267	71,587	70,924	71,247
Diluted EPS	$0.28	$0.28	$0.65	$0.55

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

There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 25, 2013.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 25, 2013	December 25, 2012

Interest rate swaps	2	$(3,138)	$(4,016)
Deferred compensation plan - assets	1	10,603	9,145
Deferred compensation plan - liabilities	1	(10,612)	(9,160)

The fair values of our interest rate swaps were determined based on industry-standard valuation models.  Such models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves.  See note 5 for discussion of our interest rate swaps.

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

At June 25, 2013 and December 25, 2012, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our revolving credit facility at June 25, 2013 and December 25, 2012 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loans is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loans are as follows:

	June 25, 2013		December 25, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loans — Level 2	$1,362	$1,601	$1,473	$1,752

(12)  Stock Repurchase Program

On February 16, 2012, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

We did not repurchase any shares of our common stock during the 13 and 26 week periods ended June 25, 2013 or June 26, 2012.

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

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 405 restaurants in 48 states and three international locations in two countries.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 25, 2013, our 405 restaurants included:

•      330 “company restaurants,” of which 315 were wholly-owned and 15 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our unaudited condensed consolidated statements of income and comprehensive income.

•      75 “franchise restaurants”, including three international restaurants.  We have a 5.0% to 10.0% ownership interest in 23 franchise restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas the remaining equity interests in 13 of the 15 majority-owned company restaurants, and 68 of the domestic franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 25, 2013 and June 26, 2012 are referred to as Q2 2013 and Q2 2012, respectively.  The 26 weeks ended June 25, 2013 and June 26, 2012 are referred to as 2013 YTD and 2012 YTD, respectively.  Fiscal year 2013 will be 53 weeks in length and, as such, the fourth quarter of fiscal 2013 will be 14 weeks in length.  Fiscal year 2012 was 52 weeks in length, while the quarters for the year were 13 weeks in length.

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

Our average capital investment for Texas Roadhouse restaurants opened during 2012, including pre-opening expenses, was $3.9 million.  This average includes 10 times the annual base rent amount for restaurants where we do not own the land.  We anticipate that our 2013 development costs will be the same as or slightly higher than our 2012 costs.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement in April 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over 10 years, three of which are currently open.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for the minority ownership in four non-Texas Roadhouse restaurants, three of which are open.  We may also look to acquire domestic franchise restaurants under terms favorable to us and our shareholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 330 restaurants we owned and operated at June 25, 2013, we owned and operated 327 as Texas Roadhouse restaurants.  We opened 10 company restaurants during the first half of 2013 and plan to open approximately 18 additional company restaurants through the remainder of 2013.  During the first half of 2013, our franchise partners have opened three Texas Roadhouse restaurants, and we anticipate they will open two additional international Texas Roadhouse restaurants through the remainder of 2013.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management.  In general, we continue to balance the impact of inflationary pressures with our value positioning as we remain focused on the long-term success of Texas Roadhouse.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience.  However, in addition to restaurant margin, as a percentage of restaurant sales, we also focus on restaurant margin growth per store week as a measure of restaurant level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests through our continued commitment to operational standards relating to our quality of food and service.  In order to attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, to focus on speed of service and to increase throughput by adding seats in certain restaurants.

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

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock, and we have consistently grown our per share dividend each year since that time.  Most recently, on May 16, 2013, our Board of Directors authorized the payment of a quarterly cash dividend of $0.12 per share of common stock which was paid on June 28, 2013.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any future decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility and other contractual restrictions, or other factors deemed relevant.

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  Any repurchases will be made through open market transactions.  As of June 25, 2013, $70.6 million remains authorized for repurchase.  Since 2008, we have paid $145.5 million to repurchase 12.3 million shares of our common stock at an average price per share of $11.86 through our authorized stock repurchase programs.

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

Average Unit Volume.   Average unit volume represents the average quarterly or annual restaurant sales for company Texas Roadhouse restaurants open for a full six months before the beginning of the period measured. Average unit volume excludes sales on restaurants closed during the period.  Growth in average unit volumes in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volumes less than growth in comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the company average.

Store Weeks.   Store weeks represent the number of weeks that our company restaurants were open during the reporting period.

Restaurant Margin.  Restaurant margin represents restaurant sales less cost of sales, labor, rent and other operating costs.  Depreciation and amortization expense, substantially all of which relates to restaurant-level assets, is excluded from restaurant operating costs and is shown separately as it represents a non-cash charge for the investment in our restaurants.  Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance.  Restaurant margin is not a measurement determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative, to income from operations or other similarly titled measures of other companies.  Restaurant margin, as a percentage of restaurant sales, may fluctuate based on inflationary pressures, commodity costs and wage rates.  We also focus on restaurant margin dollar growth per store week as a measure of restaurant-level profitability as it provides additional insight on operating performance.

Other Key Definitions

Restaurant Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income and comprehensive income.

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

Restaurant Rent Expense.   Restaurant rent expense includes all rent, except pre-opening rent, associated with the leasing of real estate and includes base, percentage and straight-line rent expense.

Restaurant Other Operating Expenses.   Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, advertising, repair and maintenance, property taxes, credit card and gift card fees, gift card breakage and general liability insurance. Profit sharing allocations to managing partners and market partners are also included in restaurant other operating expenses.

Pre-opening Expenses.   Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses.

Depreciation and Amortization Expense.   Depreciation and amortization expense (“D&A”) includes the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

Impairment and closure costs.  Impairment and closure costs include any impairment of long-lived assets, including goodwill, associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset and expenses associated with the closure of a restaurant.  Closure costs also include any gains or losses associated with the sale of a closed restaurant and/or assets held for sale as well as lease costs associated with closed restaurants.

General and Administrative Expenses.   General and administrative expenses (“G&A”) are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth.   Supervision and accounting fees received from certain franchise restaurants are offset against G&A.  G&A also includes share-based compensation expense related to executive officers, support center employees and area managers, including market partners.

Interest Expense, Net.   Interest expense includes the cost of our debt obligations including the amortization of loan fees, reduced by interest income and capitalized interest.  Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.   As of June 25, 2013 and June 26, 2012, we owned a 5.0% to 10.0% equity interest in 23 and 22 franchise restaurants, respectively.  Additionally, as of June 25, 2013, we owned a 40% equity interest in three non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at June 25, 2013 and June 26, 2012 included 15 and 13 majority-owned restaurants, respectively, all of which were open.

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

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 25, 2013		June 26, 2012		June 25, 2013		June 26, 2012
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	348,929	99.1	317,546	99.1	705,493	99.1	639,558	99.1
Franchise royalties and fees	3,190	0.9	2,729	0.9	6,302	0.9	5,586	0.9

Total revenue	352,119	100.0	320,275	100.0	711,795	100.0	645,144	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	120,212	34.5	106,860	33.7	244,764	34.7	216,515	33.9
Labor	101,723	29.2	93,235	29.4	203,384	28.8	186,582	29.2
Rent	7,152	2.0	6,379	2.0	14,209	2.0	12,631	2.0
Other operating	54,989	15.8	50,555	15.9	110,767	15.7	101,784	15.9
(As a percentage of total revenue)
Pre-opening	4,240	1.2	2,780	0.9	7,064	1.0	6,365	1.0
Depreciation and amortization	12,190	3.5	11,546	3.6	24,402	3.4	22,893	3.5
Impairment and closure	27	NM	20	NM	84	NM	39	NM
General and administrative	21,789	6.2	17,653	5.5	39,156	5.5	37,686	5.8

Total costs and expenses	322,322	91.5	289,028	90.2	643,830	90.5	584,495	90.6
Income from operations	29,797	8.5	31,247	9.8	67,965	9.5	60,649	9.4
Interest expense, net	567	0.2	568	0.2	1,162	0.2	1,173	0.2
Equity income from investments in unconsolidated affiliates	(218)	NM	(121)	NM	(398)	0.1	(162)	NM

Income before taxes	29,448	8.4	30,800	9.6	67,201	9.4	59,638	9.2
Provision for income taxes	8,583	2.4	9,952	3.1	19,117	2.7	19,037	3.0
Net income including noncontrolling interests	20,865	6.0	20,848	6.5	48,084	6.8	40,601	6.3
Net income attributable to noncontrolling interests	902	0.3	538	0.2	1,950	0.3	1,422	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	19,963	5.7	20,310	6.3	46,134	6.5	39,179	6.1

NM — Not meaningful

Reconciliation of GAAP and Non-GAAP Information

(in thousands, except per share data)

In addition to the results provided in accordance with GAAP throughout this document, we have provided non-GAAP measurements which present operating results on a basis before the impact of a settlement of a legal matter.  This item is described in further detail throughout this document.

We used earnings before the impact of the legal settlement as a key performance measure of results of operations for purposes of evaluating performance internally. This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP. Rather, we believe that the presentation of results before the impact of the legal settlement provides additional information to facilitate the comparison of past and present operations, excluding items that we do not believe were indicative of our ongoing operations in the 26 weeks ended June 26, 2012.

	26 weeks Ended
	June 25, 2013	June 26, 2012
	$	$

Net income attributable to Texas Roadhouse, Inc. and subsidiaries, excluding settlement charge	46,134	42,241
Amount reserved for settlement of a legal matter, net of tax (1)	—	(3,062)
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	46,134	39,179

Weighted average diluted shares outstanding	70,924	71,247

Diluted earnings per share, excluding settlement charge	0.65	0.59
Impact of settlement charge on diluted earnings per share	—	(0.04)
Diluted earnings per share	0.65	0.55

(1)         Amount reserved in the first quarter of 2012 for the settlement of a legal matter was $5.0 million before the statutory income tax rate.  The settlement was included in general administrative costs in our unaudited condensed consolidated statements of income and comprehensive income.

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 25, 2012	320	72	392
Openings — Texas Roadhouse	9	3	12
Openings — Other	1	—	1
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at June 25, 2013	330	75	405

Q2 2013 (13 weeks) Compared to Q2 2012 (13 weeks) and 2013 YTD (26 weeks) Compared to 2012 YTD (26 weeks)

Restaurant Sales.   Restaurant sales increased by 9.9% in Q2 2013 as compared to Q2 2012 and 10.3% in 2013 YTD compared to 2012 YTD.  This increase was primarily attributable to the opening of new restaurants and the acquisition of two franchise restaurants on December 25, 2012 combined with an increase in average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q2 2013	Q2 2012	2013 YTD	2012 YTD

Increase in store weeks	6.4%	9.8%	7.4%	8.9%
Increase in average unit volumes	3.7%	4.1%	3.3%	4.9%
Other (1)	(0.2)%	0.7%	(0.4)%	0.7%
Total increase in restaurant sales	9.9%	14.6%	10.3%	14.5%

Store weeks	4,214	3,962	8,388	7,813
Comparable restaurant sales growth	4.5%	4.5%	4.1%	5.3%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.5%	4.5%	4.1%	5.3%
Average unit volume (in thousands)	$1,077	$1,038	$2,188	$2,118

(1)         Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed during the period.

The increase in store weeks for the periods presented above is attributable to the opening of new restaurants and the acquisition of two franchise restaurants on December 25, 2012, partially offset by the closure of one non-Texas Roadhouse restaurant in the fourth quarter of 2012.  Company restaurant count activity is shown in the restaurant unit activity table above.

The increase in average unit volumes for Q2 2013 and 2013 YTD was primarily driven by positive comparable restaurant sales, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales.  Comparable restaurant sales growth of 4.5% in Q2 2013 was due to a combination of an increase in our per person average check of 2.3% and an increase in guest traffic counts of 2.2%.  Comparable restaurant sales growth of 4.1% for 2013 YTD was primarily due to an increase in our per person average check of 2.6%, along with an increase in guest traffic counts of 1.4%.

The increase in average unit volumes for Q2 2012 and 2012 YTD was primarily driven by positive comparable restaurant sales, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales.  Comparable restaurants sales of 4.5% in Q2 2012 and 5.3% in 2012 YTD were primarily due to an increase of 3.9% in our per person average check for both periods, along with an increase in guest traffic counts of 0.5% in Q2 2012 and 1.4% in 2012 YTD.

The increase in our per person average check for the periods presented was driven by menu price increases taken throughout 2012 and 2011.  In 2012, we increased menu prices approximately 2.2% in the first quarter and approximately 2.0% in early December.  In 2011, we increased menu prices approximately 2.5% to 3.0% with just over 1.0% during the first quarter of the year and the remaining during the third and fourth quarters of the year.  We currently do not plan to take any additional price increases until the latter part of 2013.

In 2013, we plan to open approximately 28 company restaurants, 10 of which opened in 2013 YTD.  We have either begun construction or have sites under contract for purchase or lease for all of the 18 remaining company restaurants.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.5 million, or by 16.9%, in Q2 2013 from Q2 2012 and increased by $0.7 million or by 12.8% in 2013 YTD from 2012 YTD.  These increases were primarily attributable to an increase in average unit volumes and the opening of new franchise restaurants, partially offset by the impact of the acquisition of two franchise restaurants on December 25, 2012.  Franchise comparable restaurant sales increased 5.3% in Q2 2013 and 4.5% in 2013 YTD.  The acquired franchise restaurants generated approximately $0.1 million and $0.2 million in franchise royalties in Q2 2012 and 2012 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2013, we anticipate our franchise partners will open as many as five Texas Roadhouse restaurants, primarily internationally, three of which opened in 2013

YTD.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, increased to 34.5% in Q2 2013 from 33.7% in Q2 2012 and increased to 34.7% in 2013 YTD from 33.9% in 2012 YTD.  These increases were primarily attributable to commodity inflation, partially offset by the impact of menu pricing actions in 2012 and the benefit of operating efficiencies associated with process improvements at the restaurant level combined with the benefit of mix shift.  Commodity inflation of approximately 6.0% in Q2 2013 and 6.5% in 2013 YTD was driven by higher food costs, primarily beef.

For the remainder of 2013, we have fixed price contracts for approximately 70% of our overall food costs with the remainder subject to fluctuating market prices.  We expect commodity cost inflation of 6.5% to 7.0% in 2013.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.2% in Q2 2013 compared to 29.4% in Q2 2012 and decreased to 28.8% in 2013 YTD from 29.2% in 2012 YTD.  These decreases were primarily driven by an increase in average unit volumes, partially offset by higher average wage rates, along with higher workers compensation insurance costs in Q2 2013.  Our per person average check increase of 2.3% in Q2 2013 and 2.6% in 2013 YTD, combined with positive guest traffic counts, more than offset average wage rate and other labor-related inflation.  Workers compensation insurance costs were higher in Q2 2013 due to changes in our claims development history included in our quarterly actuarial reserve estimate.

We anticipate our labor costs will be pressured throughout the remainder of 2013 by inflation due to state-mandated increases in minimum and tip wage rates.  These increases may or may not be offset by guest traffic growth and/or possible menu price adjustments.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.0% in Q2 2013 and 2013 YTD.  The impact of leasing more land and buildings than we have in the past was offset by the benefit from an increase in average unit volumes.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.8% in Q2 2013 compared to 15.9% in Q2 2012 and decreased to 15.7% in 2013 YTD from 15.9% in 2012 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower supply and utility costs, partially offset by higher gift card fees.  Utility costs were lower primarily due to lower electricity costs, while lower supply costs were driven by purchasing initiatives.  Gift card fees were higher due to the redemption of gift cards related to our third-party gift card retail program which was expanded in the fourth quarter of 2012.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $4.2 million in Q2 2013 from $2.8 million in Q2 2012 and increased to $7.1 million in 2013 YTD from $6.4 million in 2012 YTD.  These increases were primarily attributable to the timing of restaurant openings as we expect to open approximately 18 restaurants in the second half of 2013 compared to 10 restaurant openings in the second half of 2012.  We opened 10 restaurants in 2013 YTD compared with 15 restaurants in 2012 YTD.  Based on our increased restaurant development plans, we expect pre-opening expense to be higher in 2013.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, decreased to 3.5% in Q2 2013 from 3.6% in Q2 2012 and decreased to 3.4% in 2013 YTD from 3.5% in 2012 YTD.  Along with increases in average unit volumes, these decreases were primarily due to lower depreciation expense, as a percentage of revenue, on older restaurants as depreciation expense on short-lived assets, such as equipment, has ended.  These decreases were partially offset by higher depreciation, as a percentage of revenue, at new restaurants.

General and Administrative Expenses.  G&A, as a percentage of total revenue, increased to 6.2% in Q2 2013 from 5.5% in Q2 2012 while it decreased to 5.5% in 2013 YTD from 5.8% in 2012 YTD.  The increase in Q2 2013 was primarily attributable to higher costs related to our annual managing partner conference where we celebrated our 20 year anniversary this year.  In Q2 2013 and 2013 YTD, we incurred costs of $3.9 million and $4.3 million, respectively, related to our annual managing partner conference compared to $1.6 million and $1.9 million in Q2 2012 and 2012 YTD, respectively.  The decrease in 2013 YTD is attributable to lower legal settlement charges and an increase in average unit volumes, partially offset by higher costs related to our annual managing partner conference as previously discussed.  In the first quarter of 2012, we recorded a pre-tax charge of $5.0 million ($3.1 million after-tax) related to the settlement of a previously disclosed legal matter.

Interest Expense, Net.   Interest expense remained flat at $0.6 million in Q2 2013 and Q2 2012 and flat at $1.2 million in 2013 YTD and 2012 YTD.

Income Tax Expense.   Our effective tax rate decreased to 30.1% in Q2 2013 from 32.9% in Q2 2012 and decreased to 29.3% in 2013 YTD from 32.7% in 2012 YTD.   The decreases were primarily attributable to a decrease in non-deductible officer compensation and higher federal tax credits, primarily due to the retrospective reinstatement of Work Opportunity Tax Credits (“WOTC”).

We expect the tax rate to be 30.0% to  30.5% for fiscal 2013 compared to 32.8% in fiscal 2012 due to higher federal tax credits, including the discrete impact of the retroactive reinstatement of WOTC, and the decrease in non-deductible officer’s compensation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
(in 000’s)	June 25, 2013	June 26, 2012

Net cash provided by operating activities	$69,353	$59,538
Net cash used in investing activities	(35,911)	(42,441)
Net cash used in financing activities	(15,071)	(14,316)

Net increase in cash and cash equivalents	$18,371	$2,781

Net cash provided by operating activities was $69.4 million in 2013 YTD compared to $59.5 million in 2012 YTD.  This increase was primarily due to an increase in net income, partially offset by changes in working capital.  The change in working capital includes changes to the gift card liability as a result of gift card redemptions.  The increase in net income was driven by the continued opening of new restaurants, an increase in comparable restaurant sales at existing restaurants and the benefit from overlapping a $5.0 million ($3.1 million after-tax) charge related to the settlement of a previously disclosed legal matter which was accrued in the first quarter of 2012.

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

Net cash used in investing activities was $35.9 million in 2013 YTD compared to $42.4 million in 2012 YTD.  This decrease was primarily due to the timing of restaurant openings.  We opened 10 company restaurants in 2013 YTD compared to 15 company restaurants in 2012 YTD.  We plan to open approximately 28 restaurants in 2013 as compared to 25 restaurants in 2012.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 25, 2013, 123 of the 330 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

(in 000’s)	2013 YTD	2012 YTD
New company restaurants	$23,299	$28,460
Refurbishment of existing restaurants (1)	12,616	14,087
Total capital expenditures	$35,915	$42,547

Restaurant-related repairs and maintenance expense (2)	$7,229	$6,960

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

Net cash used in financing activities was $15.1 million in 2013 YTD as compared to $14.3 million in 2012 YTD.  This increase was primarily due to an increase in dividends paid to stockholders, along with an increase in the indirect purchase of shares under our share-based compensation plan to settle tax withholding requirements, partially offset by a decrease in the payments on borrowings under our revolving credit facility.  In the first quarter of 2013, we paid an additional dividend of $6.9 million and increased our quarterly dividend payment to $0.12 per share of common stock.  We made no payments on borrowings under our revolving credit facility in 2013 YTD compared to $10.0 million in payments in 2012 YTD.

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100 million of our common stock.  This stock repurchase program has no expiration date.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  We did not repurchase any shares of our common stock during 2013 YTD through our stock repurchase program and have $70.6 million remaining under the program as of June 25, 2013.

We paid cash dividends of $8.4 million in Q2 2013 related to dividends declared in February 2013.  Additionally, on May 16, 2013, our Board of Directors authorized the payment of a cash dividend of $0.12 per share of common stock.  The payment of this dividend totaling $8.4 million was distributed on June 28, 2013 to shareholders of record at the close of business on June 12, 2013.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of June 25, 2013.

In Q2 2013, we paid distributions of $1.8 million to equity holders of 14 of our majority-owned company restaurants.  In 2012 YTD, we paid distributions of $1.5 million to equity holders of 12 of our majority-owned company restaurants.

On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N. A., and Wells Fargo, N. A.  This facility expires on August 12, 2016.  The terms of revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of our revolving credit facility, depending on our leverage ratio.  The weighted-average interest rate for our revolving credit facility was 3.96% at June 25, 2013 and December 25, 2012, including the impact of interest rate swaps discussed below.  At June 25, 2013, we had $50.0 million outstanding under the revolving credit facility and $145.3 million of availability, net of $4.7 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 25, 2013.

At June 25, 2013, in addition to the amounts outstanding on our revolving credit facility, we had various other notes payable totaling $1.4 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at June 25, 2013 was 4.13%, including the impact of interest rate swaps discussed below.

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the $25.0 million notional amount. Our counterparty in this interest rate swap is JPMorgan Chase Bank, N.A.

On January 7, 2009, we entered into another interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the $25.0 million notional amount.  Our counterparty in this interest rate swap is JPMorgan Chase Bank, N.A.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 25, 2013:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
	(in thousands )
Long-term debt obligations	$51,362	$241	$497	$50,319	$305
Capital lease obligations	75	75	—	—	—
Interest (1)	7,703	2,115	4,141	1,420	27
Operating lease obligations	213,598	27,528	49,801	43,692	92,577
Capital obligations	91,382	91,382	—	—	—
Total contractual obligations	$364,120	$121,341	$54,439	$95,431	$92,909

(1)         Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.  Uses interest rates as of June 25, 2013 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at June 25, 2013 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.875 % margin, which was in effect as of June 25, 2013.

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

Recently Issued Accounting Standards

Comprehensive Income

(Accounting Standards Update 2013-02, “ASU 2013-2”)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of AOCI, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  ASU 2013-02 was effective for fiscal years beginning after December 15, 2012 (our 2013 fiscal year).  The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving credit facility.  Our options for the rate are LIBOR plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  At June 25, 2013 there was $50.0 million outstanding under our revolving credit facility which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  As of June 25, 2013, our various other notes payable totaled $1.4 million and had a weighted average interest rate of 10.55%.

The weighted-average interest rate for our revolving credit facility was 3.96% at June 25, 2013 and December 25, 2012, including the impact of interest rate swaps discussed below.  Should interest rates based on the borrowings under our revolving credit facility increase by one percentage point, our estimated annual interest expense would not be impacted as our interest rates are fixed through our interest rate swaps.

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the $25.0 million notional amount.

On January 7, 2009, we entered into another interest rate swap, starting February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the $25.0 million notional amount.

By using derivative instruments to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We attempt to minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swaps is JPMorgan Chase Bank, N.A.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on the evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts (“Court”), Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We have filed an answer to the complaint, and the case is in discovery.   An Alternative Dispute Resolution conference set by the Court was held on July 25-26, 2013 in Boston, MA, and mediated by the magistrate assigned to the case.  We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. We cannot estimate the possible amount or range of loss, if any, associated with this matter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2012, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $70.6 million remains outstanding at June 25, 2013. This stock repurchase program has no expiration date.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended June 25, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 27 to April 23	—	—	—	$70,614,805
April 24 to May 21	—	—	—	$70,614,805
May 22 to June 25	—	—	—	$70,614,805

Total	—	—	—	$70,614,805

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013).

10.2	Form of Restricted Stock Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan.
10.3	Texas Roadhouse, Inc. Cash Bonus Plan for cash incentive awards granted pursuant to the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 2, 2013	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer
(principal executive officer)

Date: August 2, 2013	By:	/s/ G. PRICE COOPER, IV
G. Price Cooper, IV
Chief Financial Officer
(principal financial officer)
(chief accounting officer)