Form 10-Q
period 2013-09-24
Texas Roadhouse, Inc.
filed 2013-11-01
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2013

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

The number of shares of common stock outstanding were 70,536,937 on October 23, 2013.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 24, 2013	December 25, 2012
Assets
Current assets:
Cash and cash equivalents	$87,344	$81,746
Receivables, net of allowance for doubtful accounts of $3 at September 24, 2013 and $22 at December 25, 2012	11,518	16,416
Inventories, net	10,962	10,909
Prepaid income taxes	1,535	3,374
Prepaid expenses	6,608	7,191
Deferred tax assets	4,399	2,836
Total current assets	122,366	122,472
Property and equipment, net of accumulated depreciation of $296,530 at September 24, 2013 and $269,052 at December 25, 2012	565,433	531,654
Goodwill	113,454	113,435
Intangible assets, net	7,877	9,264
Other assets	17,938	14,429
Total assets	$827,068	$791,254

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$248	$338
Accounts payable	33,027	32,374
Deferred revenue — gift cards	25,424	53,041
Accrued wages	26,349	25,030
Accrued taxes and licenses	15,103	13,253
Dividends payable	8,458	13,135
Other accrued liabilities	22,716	21,491
Total current liabilities	131,325	158,662
Long-term debt and obligations under capital leases, excluding current maturities	51,056	51,264
Stock option and other deposits	4,741	4,718
Deferred rent	22,768	20,168
Deferred tax liabilities	6,419	6,102
Fair value of derivative financial instruments	2,980	4,016
Other liabilities	17,045	15,587
Total liabilities	236,334	260,517
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 70,511,311 and 68,977,045 shares issued and outstanding at September 24, 2013 and December 25, 2012, respectively)	71	69
Additional paid in capital	221,121	199,967
Retained earnings	365,551	327,509
Accumulated other comprehensive loss	(1,827)	(2,461)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	584,916	525,084
Noncontrolling interests	5,818	5,653
Total equity	590,734	530,737
Total liabilities and equity	$827,068	$791,254

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012
Revenue:
Restaurant sales	$331,746	$306,025	$1,037,239	$945,583
Franchise royalties and fees	3,024	2,631	9,326	8,217

Total revenue	334,770	308,656	1,046,565	953,800

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	116,570	102,930	361,334	319,445
Labor	99,003	91,507	302,387	278,089
Rent	7,181	6,489	21,390	19,120
Other operating	51,949	50,183	162,716	151,967
Pre-opening	4,746	2,458	11,810	8,823
Depreciation and amortization	12,462	11,828	36,864	34,721
Impairment and closure	103	24	187	63
General and administrative	17,060	15,503	56,216	53,189

Total costs and expenses	309,074	280,922	952,904	865,417

Income from operations	25,696	27,734	93,661	88,383

Interest expense, net	525	603	1,687	1,776
Equity income from investments in unconsolidated affiliates	(173)	(141)	(571)	(303)

Income before taxes	25,344	27,272	92,545	86,910
Provision for income taxes	7,500	8,778	26,617	27,815
Net income including noncontrolling interests	$17,844	$18,494	$65,928	$59,095
Less: Net income attributable to noncontrolling interests	674	427	2,624	1,849

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$17,170	$18,067	$63,304	$57,246

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives, net of tax of ($61), ($17), ($401) and $59, respectively	97	28	634	(78)

Total comprehensive income	$17,267	$18,095	$63,938	$57,168

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.24	$0.26	$0.91	$0.82

Diluted	$0.24	$0.25	$0.89	$0.80

Weighted-average shares outstanding:
Basic	70,361	70,482	69,914	70,004

Diluted	71,620	71,928	71,175	71,480

Cash dividends declared per share	$0.12	$0.09	$0.36	$0.27

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 25, 2012	68,977,045	$69	$199,967	$327,509	$(2,461)	$525,084	$5,653	$530,737

Net income	—	—	—	63,304	—	63,304	2,624	65,928
Unrealized gain on derivatives, net of tax of $401	—	—	—	—	634	634	—	634
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,459)	(2,459)
Minority interest liquidation adjustments	—	—	36	—	—	36	—	36
Dividends declared and paid ($0.36 per share)	—	—	—	(16,804)	—	(16,804)	—	(16,804)
Dividends declared ($0.12 per share)				(8,458)		(8,458)		(8,458)
Shares issued under stock option plan including tax effects	976,659	1	16,013	—	—	16,014	—	16,014
Settlement of restricted stock units	832,467	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(274,860)	—	(5,477)	—	—	(5,477)	—	(5,477)
Share-based compensation	—	—	10,583	—	—	10,583	—	10,583

Balance, September 24, 2013	70,511,311	$71	$221,121	$365,551	$(1,827)	$584,916	$5,818	$590,734

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 24, 2013	September 25, 2012
Cash flows from operating activities:
Net income including noncontrolling interests	$65,928	$59,095
Depreciation and amortization	36,864	34,721
Deferred income taxes	(1,739)	(6,389)
Loss on disposition of assets	2,641	2,712
Impairment and closure costs	84	—
Equity income from investments in unconsolidated affiliates	(571)	(303)
Distributions of income received from investments in unconsolidated affiliates	343	336
Provision for doubtful accounts	85	14
Share-based compensation expense	10,583	9,754
Changes in operating working capital:
Receivables	4,813	1,558
Inventories	(53)	1,209
Prepaid expenses	583	2,013
Other assets	(3,201)	(1,866)
Accounts payable	653	(5,099)
Deferred revenue — gift cards	(27,670)	(25,724)
Accrued wages	1,319	769
Excess tax benefits from share-based compensation	(3,013)	(3,159)
Prepaid income taxes and income taxes payable	4,943	9,194
Accrued taxes and licenses	1,850	1,126
Other accrued liabilities	1,225	6,906
Deferred rent	2,536	2,247
Other liabilities	1,458	1,880

Net cash provided by operating activities	$99,661	$90,994

Cash flows from investing activities:
Capital expenditures — property and equipment	(71,888)	(63,146)
Proceeds from sale of property and equipment, including insurance proceeds, and other	(39)	255

Net cash used in investing activities	$(71,927)	$(62,891)

Cash flows from financing activities:
Repayments of revolving credit facility	—	(10,000)
Proceeds from noncontrolling interest contributions and other	—	1,285
Distributions to noncontrolling interests	(2,459)	(2,183)
Excess tax benefits from share-based compensation	3,013	3,159
Repayment of stock option and other deposits	23	38
Indirect repurchase of shares for minimum tax withholdings	(5,477)	(2,991)
Principal payments on long-term debt and capital lease obligations	(298)	(224)
Proceeds from exercise of stock options	13,001	10,265
Dividends paid to stockholders	(29,939)	(18,134)

Net cash used in financing activities	$(22,136)	$(18,785)

Net increase in cash and cash equivalents	5,598	9,318
Cash and cash equivalents — beginning of period	81,746	78,777
Cash and cash equivalents — end of period	$87,344	$88,095

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,803	$1,874
Income taxes, net of refunds	$23,410	$25,003

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular dollar amounts in thousands, except per share data)

(unaudited)

(1)                                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  (“TRI”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest (collectively the “Company,” “we,” “our” and/or “us”) as of September 24, 2013 and December 25, 2012 and for the 13 and 39 weeks ended September 24, 2013 and September 25, 2012.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”) and Texas Roadhouse Management Corporation (“Management Corp.”).  We and our subsidiaries operate restaurants primarily under the Texas Roadhouse name. Holdings also provides supervisory and administrative services for certain other franchise Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company and certain other franchise Texas Roadhouse restaurants.  All significant balances and transactions between the consolidated entities have been eliminated.

As of September 24, 2013 and September 25, 2012, we owned 5.0% to 10.0% equity interests in 23 and 22 franchise restaurants, respectively.  The unconsolidated restaurants are accounted for using the equity method.  While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and cash flows. Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 39 weeks ended September 24, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2012.

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

The following table summarizes the share-based compensation recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012

Labor expense	$1,356	$1,196	$4,027	$3,326
General and administrative expense	2,256	2,233	6,556	6,428
Total share-based compensation expense	$3,612	$3,429	$10,583	$9,754

Share-based compensation activity by type of grant as of September 24, 2013 and changes during the 39 weeks then ended are presented below.

Summary Details for Equity Incentive Plan Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 25, 2012	2,258,921	$13.24
Granted	—	—
Forfeited	(25,719)	12.55
Exercised	(976,659)	13.31
Outstanding at September 24, 2013	1,256,543	$13.20	2.33	$15,781

Exercisable at September 24, 2013	1,256,543	$13.20	2.33	$15,781

The total intrinsic value of options exercised during the 13 weeks ended September 24, 2013 and September 25, 2012 was $1.7 million and $1.6 million, respectively.  During the 39 weeks ended September 24, 2013 and September 25, 2012, the total intrinsic value of options exercised was $8.0 million and $8.2 million, respectively.  No stock options vested during the 13 or 39 week periods ended September 24, 2013.  The total grant date fair value of stock options vested for the 13 week period ended September 25, 2012 was immaterial.  The total grant date fair value of stock options vested for the 39 week period ended September 25, 2012 was $0.1 million.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 25, 2012	1,803,514	$15.73
Granted	418,870	22.53
Forfeited	(35,096)	17.17
Vested	(832,467)	15.92
Outstanding at September 24, 2013	1,354,821	$17.68	8.65	$34,900

As of September 24, 2013, with respect to unvested RSUs, there was $13.4 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years.  The vesting terms of the RSUs range from 1.0 to 5.0 years.  The total intrinsic value of RSUs vested for the 13 weeks ended September 24, 2013 and September 25, 2012 was $3.7 million and $1.8 million, respectively.   For the 39 weeks ended September 24, 2013 and September 25, 2012, the total intrinsic value of RSUs vested was $16.9 million and $7.2 million, respectively.

(3)                                 Long-term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consisted of the following:

	September 24, 2013	December 25, 2012
Installment loans, due 2013 — 2020	$1,304	$1,473
Obligations under capital leases	—	129
Revolving credit facility	50,000	50,000
	51,304	51,602
Less current maturities	248	338
	$51,056	$51,264

The weighted-average interest rate for installment loans outstanding at September 24, 2013 and December 25, 2012 was 10.55% and 10.56%, respectively.  The debt is secured by certain land and buildings and is subject to certain prepayment penalties.

On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A.  This facility replaced our previous five-year revolving credit facility.   The revolving credit facility expires on August 12, 2016.  The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of the revolving credit facility, depending on our leverage ratio.  The weighted-average interest rate for the revolving credit facility at both September 24, 2013 and December 25, 2012 was 3.96%, including the impact of interest rate swaps as discussed in note 5.  At September 24, 2013, we had $50.0 million outstanding under the revolving credit facility and $145.3 million of availability, net of $4.7 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 24, 2013.

On November 1, 2013, we amended our existing revolving credit facility which extended the expiration date to November 1, 2018.  There were no material changes to the terms of the revolving credit facility.

(4)                                 Income taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 39 weeks ended September 24, 2013 and September 25, 2012 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012

Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.7	3.8	3.7	3.8
FICA tip tax credit	(7.5)	(6.4)	(6.3)	(5.8)
Work opportunity tax credit	(1.1)	(0.9)	(2.2)	(0.8)
Incentive stock options	(1.2)	(0.2)	(0.8)	(0.3)
Nondeductible officer compensation	0.5	1.4	0.4	1.1
Other	1.0	—	(0.2)	(0.3)

Total	30.4%	32.7%	29.6%	32.7%

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

The following table summarizes the fair value and presentation in the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	September 24, 2013	December 25, 2012	September 24, 2013	December 25, 2012

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$2,980	$4,016

Total Derivative Contracts		$—	$—	$2,980	$4,016

(1)	Derivative assets and liabilities are included in fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 and 39 weeks ended September 24, 2013 and September 25, 2012:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012

Gain (loss) recognized in AOCI, net of tax (effective portion)	$97	$28	$634	$(78)
Loss reclassified from AOCI to income (effective portion)	$378	$363	$1,106	$1,082

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 and 39 weeks ended September 24, 2013 and September 25, 2012, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

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

(7)                                 Commitments and Contingencies

The estimated cost of completing capital project commitments at September 24, 2013 and December 25, 2012 was approximately $63.8 million and $73.2 million, respectively.

We entered into real estate lease agreements for franchise restaurants located in Everett, MA, Longmont, CO, Montgomeryville, PA, Fargo, ND and Logan, UT before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults under the terms of a lease.  We are contingently liable for the initial term of the lease and any renewal periods.  The Longmont lease was assigned in October 2003 and the initial term expires in May 2014.  The Everett lease was assigned in September 2002 and the initial term expires in February 2018.  The Montgomeryville lease was assigned in October 2004 and the initial term expires in June 2021.  The Fargo lease was assigned in February 2006 and the initial term expires in July 2016. The Logan lease was assigned in January 2009 and the initial term expires in August 2019.  All of the leases have three five-year renewals. As the fair value of the guarantees is not considered significant, no liability has been recorded.  As discussed in note 9, the Everett, MA, Longmont, CO, and Fargo, ND restaurants are owned, in whole or part, by certain of our officers, directors or 5% shareholders.

During the 39 weeks ended September 24, 2013, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

The fair value of $1.3 million assigned to the intangible asset acquired was determined primarily using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management.  The intangible asset has a weighted-average life of approximately 2.6 years based on the remaining term of the franchise agreements.  We recorded amortization expense relating to the intangible asset of approximately $0.4 million for the 39 weeks ended September 24, 2013.  We expect the annual expense for the next four years to be $0.6 million for 2013, $0.5 million for 2014, $0.2 million for 2015 and $0.1 million for 2016.

Pro forma results of operations have not been presented because the effect of the acquisition was not material to our financial position, results of operations or cash flows.

(9)                                 Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $0.1 million for each of the 13 weeks ended September 24, 2013 and September 25, 2012.  For each of the 39 week periods ended September 24, 2013 and September 25, 2012, rent payments were approximately $0.2 million.

The Bossier City, Louisiana restaurant, of which Mr. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and restaurant building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.   Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $0.1 million for each of the 13 weeks ended September 24, 2013 and September 25, 2012.  For each of the 39 week periods ended September 24, 2013 and September 25, 2012, rent payments were approximately $0.1 million.

We have 15 franchise restaurants owned, in whole or part, by certain of our officers, directors or 5% shareholders as of September 24, 2013 and September 25, 2012. These entities paid us fees of approximately $0.6 million for both of the 13 weeks ended September 24, 2013 and September 25, 2012.  For the 39 week periods ended September 24, 2013 and September 25, 2012, these entities paid us fees of approximately $1.8 and $1.7 million, respectively.  As disclosed in note 7, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012

Options	—	289,210	—	293,561
Nonvested stock	—	—	29,155	4,901

Total	—	289,210	29,155	298,462

The following table sets forth the c alculation of weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$17,170	$18,067	$63,304	$57,246

Basic EPS:
Weighted-average common shares outstanding	70,361	70,482	69,914	70,004

Basic EPS	$0.24	$0.26	$0.91	$0.82

Diluted EPS:
Weighted-average common shares outstanding	70,361	70,482	69,914	70,004
Dilutive effect of stock options and nonvested stock	1,259	1,446	1,261	1,476
Shares — diluted	71,620	71,928	71,175	71,480

Diluted EPS	$0.24	$0.25	$0.89	$0.80

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 24, 2013.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 24, 2013	December 25, 2012
Interest rate swaps	2	$(2,980)	$(4,016)
Deferred compensation plan - assets	1	11,174	9,145
Deferred compensation plan - liabilities	1	(11,156)	(9,160)

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

At September 24, 2013 and December 25, 2012, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our revolving credit facility at September 24, 2013 and December 25, 2012 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loans is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loans are as follows:

	September 24, 2013		December 25, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loans — Level 2	$1,304	$1,524	$1,473	$1,752

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

We did not repurchase any shares of our common stock during the 13 and 39 week periods ended September 24, 2013 or September 25, 2012.

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

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 409 restaurants in 48 states and three international locations in two countries.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 24, 2013, our 409 restaurants included:

•  334 “company restaurants,” of which 319 were wholly-owned and 15 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our unaudited condensed consolidated statements of income and comprehensive income.

•  75 “franchise restaurants,” including three international restaurants.  We have a 5.0% to 10.0% ownership interest in 23 franchise restaurants in the United States.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas the remaining equity interests in 13 of the 15 majority-owned company restaurants and 68 of the 72 domestic franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 24, 2013 and September 25, 2012 are referred to as Q3 2013 and Q3 2012, respectively.  The 39 weeks ended September 24, 2013 and September 25, 2012 are referred to as 2013 YTD and 2012 YTD, respectively.  Fiscal year 2013 will be 53 weeks in length and, as such, the fourth quarter of fiscal 2013 will be 14 weeks in length.  Fiscal year 2012 was 52 weeks in length, while the quarters for the year were 13 weeks in length.

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

Our average capital investment for Texas Roadhouse restaurants opened during 2012, including pre-opening expenses, was $3.9 million.  This average includes 10 times the annual base rent amount for restaurants where we do not own the land.  We anticipate that our 2013 development costs will be higher than our 2012 costs.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with the Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise agreement in April 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over 10 years, three of which were open at September 24, 2013.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for the minority ownership in four non-Texas Roadhouse restaurants, all of which are open.  We may also look to acquire domestic franchise restaurants under terms favorable to us and our shareholders.  Additionally, from time to time, we may evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 334 restaurants we owned and operated at September 24, 2013, we owned and operated 331 as Texas Roadhouse restaurants.  We opened 14 company restaurants 2013 YTD and plan to open 14 additional company restaurants through the remainder of 2013.  During 2013 YTD, our franchise partners have opened three Texas Roadhouse restaurants, and we anticipate they will open two additional international Texas Roadhouse restaurants through the remainder of 2013.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management.  In general, we continue to balance the impact of inflationary pressures with our value positioning as we remain focused on the long-term success of Texas Roadhouse.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience.  However, in addition to restaurant margin, as a percentage of restaurant sales, we also focus on restaurant margin dollar growth per store week as a measure of restaurant level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests through our continued commitment to operational standards relating to our quality of food and service.  In order to attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, to focus on speed of service and to increase throughput by adding seats in certain restaurants.

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing and operations. Our long-term goal is for general and administrative costs to increase at a slower growth rate than our revenue.  Whether we are able to  leverage our infrastructure will depend, in part, on our new restaurant openings and our comparable restaurant sales growth rate going forward.

Returning Capital to Shareholders.   We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock, and we have consistently grown our per share dividend each year since that time.  Most recently, on August 27, 2013, our Board of Directors authorized the payment of a quarterly cash dividend of $0.12 per share of common stock which was paid on September 27, 2013.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any future decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility and other contractual restrictions, or other factors deemed relevant.

On February 16, 2012, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock. The stock repurchase program has no expiration date.  All repurchases to date under our stock repurchase program have been made through open market transactions.  As of September 24, 2013, $70.6 million remains authorized for repurchase.  Since 2008, we have paid $145.5 million to repurchase 12.3 million shares of our common stock at an average price per share of $11.86 through our authorized stock repurchase programs.

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

Average Unit Volume.   Average unit volume represents the average quarterly or annual restaurant sales for company Texas Roadhouse restaurants open for a full six months before the beginning of the period measured. Average unit volume excludes any sales at restaurants closed during the period.  Growth in average unit volumes in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volumes less than growth in comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the company average.

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

Restaurant Labor Expenses.   Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managing partners. These profit sharing expenses are reflected in restaurant other operating expenses.  Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

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

Equity Income from Unconsolidated Affiliates.   As of September 24, 2013 and September 25, 2012, we owned a 5.0% to 10.0% equity interest in 23 and 22 franchise restaurants, respectively.  Additionally, as of September 24, 2013, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at September 24, 2013 included 15 majority-owned restaurants, all of which were open.  Our consolidated subsidiaries at September 25, 2012 included 15 majority-owned restaurants, 14 of which were open.

 Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 24, 2013		September 25, 2012		September 24, 2013		September 25, 2012
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	331,746	99.1	306,025	99.1	1,037,239	99.1	945,583	99.1
Franchise royalties and fees	3,024	0.9	2,631	0.9	9,326	0.9	8,217	0.9

Total revenue	334,770	100.0	308,656	100.0	1,046,565	100.0	953,800	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	116,570	35.1	102,930	33.6	361,334	34.8	319,445	33.8
Labor	99,003	29.8	91,507	29.9	302,387	29.2	278,089	29.4
Rent	7,181	2.2	6,489	2.1	21,390	2.1	19,120	2.0
Other operating	51,949	15.7	50,183	16.4	162,716	15.7	151,967	16.1
(As a percentage of total revenue)
Pre-opening	4,746	1.4	2,458	0.8	11,810	1.1	8,823	0.9
Depreciation and amortization	12,462	3.7	11,828	3.8	36,864	3.5	34,721	3.6
Impairment and closure	103	NM	24	NM	187	NM	63	NM
General and administrative	17,060	5.1	15,503	5.0	56,216	5.4	53,189	5.6

Total costs and expenses	309,074	92.3	280,922	91.0	952,904	91.1	865,417	90.7
Income from operations	25,696	7.7	27,734	9.0	93,661	9.0	88,383	9.3
Interest expense, net	525	0.2	603	0.2	1,687	0.2	1,776	0.2
Equity income from investments in unconsolidated affiliates	(173)	NM	(141)	NM	(571)	NM	(303)	NM

Income before taxes	25,344	7.6	27,272	8.8	92,545	8.8	86,910	9.1
Provision for income taxes	7,500	2.2	8,778	2.8	26,617	2.5	27,815	2.9
Net income including noncontrolling interests	17,844	5.3	18,494	6.0	65,928	6.3	59,095	6.2
Less: Net income attributable to noncontrolling interests	674	0.2	427	0.1	2,624	0.3	1,849	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	17,170	5.1	18,067	5.9	63,304	6.0	57,246	6.0

Other Key Restaurant Measures

	13 Weeks Ended				39 Weeks Ended
	September 24, 2013		September 25, 2012		September 24, 2013		September 25, 2012
	$	%	$	%	$	%	$	%

Restaurant margin ($ in thousands)	57,043	17.2	54,916	17.9	189,410	18.3	176,962	18.7

Restaurant margin $/store week	13,284		13,590		14,935		14,928

NM — Not meaningful

Reconciliation of GAAP and Non-GAAP Information

(in thousands, except per share data)

In addition to the results provided in accordance with GAAP throughout this document, we have provided non-GAAP measurements which present operating results on a basis before the impact of a settlement of a legal matter.  This item is described in further detail throughout this document.

We used earnings before the impact of the legal settlement as a key performance measure of results of operations for purposes of evaluating performance internally.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, we believe that the presentation of results before the impact of the legal settlement provides additional information to facilitate the comparison of past and present operations, excluding items that we do not believe were indicative of our ongoing operations in the 39 weeks ended September 25, 2012.

	39 Weeks Ended
	September 24, 2013	September 25, 2012
	$	$

Net income attributable to Texas Roadhouse, Inc. and subsidiaries, excluding settlement charge	63,304	60,308
Amount reserved for settlement of a legal matter, net of tax (1)	—	(3,062)
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	63,304	57,246

Weighted average diluted shares outstanding	71,175	71,480

Diluted earnings per share, excluding settlement charge	0.89	0.84
Impact of settlement charge on diluted earnings per share	—	(0.04)
Diluted earnings per share	0.89	0.80

(1)         Amount reserved in the first quarter of 2012 for the settlement of a legal matter was $5.0 million before the statutory income tax rate.  The settlement was included in general administrative costs in our unaudited condensed consolidated statements of income and comprehensive income.

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 25, 2012	320	72	392
Openings — Texas Roadhouse	13	3	16
Openings — Other	1	—	1
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at September 24, 2013	334	75	409

Q3 2013 (13 weeks) Compared to Q3 2012 (13 weeks) and 2013 YTD (39 weeks) Compared to 2012 YTD (39 weeks)

Restaurant Sales.   Restaurant sales increased by 8.4% in Q3 2013 as compared to Q3 2012 and 9.7% in 2013 YTD compared to 2012 YTD.  This increase was primarily attributable to the opening of new restaurants and the acquisition of two franchise restaurants on December 25, 2012 combined with an increase in average unit volumes.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q3 2013	Q3 2012	2013 YTD	2012 YTD

Increase in store weeks	6.3%	10.9%	7.0%	9.6%
Increase in average unit volumes	1.6%	3.3%	2.8%	4.4%
Other (1)	0.5%	0.5%	(0.1)%	0.6%
Total increase in restaurant sales	8.4%	14.7%	9.7%	14.6%

Store weeks	4,294	4,041	12,682	11,854
Comparable restaurant sales growth	2.6%	3.6%	3.7%	4.8%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	2.6%	3.6%	3.7%	4.8%
Average unit volume (in thousands)	$999	$984	$3,191	$3,102
Weekly sales by group:
Comparable restaurants (293 and 271 units, respectively)	$77,662	$75,846
Average unit volume restaurants (25 and 20 units, respectively)	$67,409	$72,928
Restaurants less than six months old (13 and 18 units, respectively)	$93,889	$81,117

(1)         Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed during the period.

The increases in store weeks for the periods presented above is attributable to the opening of new restaurants and the acquisition of two franchise restaurants on December 25, 2012, partially offset by the closure of one non-Texas Roadhouse restaurant in the fourth quarter of 2012.  Company restaurant count activity is shown in the restaurant unit activity table above.

The increases in average unit volumes for Q3 2013 and 2013 YTD were primarily driven by positive comparable restaurant sales, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales.  Comparable restaurant sales growth of 2.6% in Q3 2013 was due to a combination of an increase in our per person average check of 2.2% and an increase in guest traffic counts of 0.4%.  Comparable restaurant sales growth of 3.7% for 2013 YTD was primarily due to an increase in our per person average check of 2.5%, along with an increase in guest traffic counts of 1.2%.

The increase in average unit volumes for Q3 2012 and 2012 YTD were primarily driven by positive comparable restaurant sales, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales.  Comparable restaurants sales of 3.6% in Q3 2012 and 4.8% in 2012 YTD were primarily due to increases in our per person average check of 2.9% in Q3 2012 and 3.6% in 2012 YTD, along with increases in guest traffic counts of 0.7% in Q3 2012 and 1.2% in 2012 YTD.

The increase in our per person average check for the periods presented was driven by menu price increases taken throughout 2012 and 2011.  In 2012, we increased menu prices approximately 2.2% in the first quarter and approximately 2.2% in early December.  In 2011, we increased menu prices approximately 2.5% to 3.0% with approximately 1.0% during the first quarter of the year and the remaining during the third and fourth quarters of the year.  We currently do not plan to take any additional price increases until December 2013.

In 2013, we plan to open 28 company restaurants, 14 of which opened in 2013 YTD.  We have begun construction for all of the remaining planned restaurant openings.  Additionally, we currently plan to open 25 to 30 company restaurants in 2014.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.4 million, or by 14.9%, in Q3 2013 from Q3 2012 and increased by $1.1 million or by 13.5% in 2013 YTD from 2012 YTD.  These increases were primarily attributable to an increase in average unit volumes and the opening of new franchise restaurants, partially offset by the impact of the acquisition of two franchise restaurants on December 25, 2012.  Franchise comparable restaurant sales increased 4.0% in Q3 2013 and 4.2% in 2013 YTD.  The acquired franchise restaurants generated approximately $0.1 million and $0.3 million in franchise royalties in Q3 2012 and 2012 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2013, we anticipate our franchise partners will open as many as four Texas Roadhouse restaurants, three of which opened in 2013 YTD.  Additionally, we currently anticipate our franchise partners will open as many as five Texas Roadhouse restaurants, primarily internationally, in 2014.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.1% in Q3 2013 from 33.6% in Q3 2012 and increased to 34.8% in 2013 YTD from 33.8% in 2012 YTD.  These increases were primarily attributable to commodity inflation, partially offset by the impact of menu pricing actions in 2012 and the benefit of operating efficiencies associated with process improvements at the restaurant level combined with the benefit of mix shift.  Commodity inflation of approximately 8.1% in Q3 2013 and 7.0% in 2013 YTD was driven by higher food costs, primarily beef.

For the remainder of 2013, we have fixed price contracts for approximately 70% of our overall food costs with the remainder subject to fluctuating market prices.  We expect commodity cost inflation of approximately 7.0% for full year 2013.  For 2014, we anticipate low single digit commodity cost inflation versus the higher commodity cost inflation of 6% to 7% we have experienced the last several years.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, remained relatively flat in Q3 2013 at 29.8% compared to 29.9% in Q3 2012 and decreased to 29.2% in 2013 YTD from 29.4% in 2012 YTD.  In Q3 2013, the benefit from an increase in average unit volumes was largely offset by higher average wage rates, while the decrease in 2013 YTD was primarily driven by an increase in average unit volumes, partially offset by higher average wage rates.

We anticipate our labor costs will be pressured throughout the remainder of 2013 by inflation due to state-mandated increases in minimum and tip wage rates that have occurred throughout 2013.  For full year 2013, we expect these increases in costs will be offset by menu pricing actions taken in 2012, along with guest traffic growth.

In 2014, we anticipate our labor costs will be pressured by inflation due to increases in minimum and tip wage rates, along with increases in healthcare costs as we expand healthcare benefits to more employees.  These increases in costs may or may not be offset by additional menu price adjustments and/or guest traffic growth.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, remained relatively unchanged at 2.2% in Q3 2013 compared to 2.1% in Q3 2012 and 2.1% in 2013 YTD compared to 2.0% in 2012 YTD.  The impact of leasing more land and buildings than we have in the past was offset by the benefit from an increase in average unit volumes.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.7% in Q3 2013 compared to 16.4% in Q3 2012 and decreased to 15.7% in 2013 YTD from 16.1% in 2012 YTD.  These decreases were primarily attributable to an increase in average unit volumes and lower general liability insurance and supply costs, partially offset by higher gift card fees.  In Q3 2013, we recorded a $1.3 million reduction to general liability insurance costs due to changes in our claims development history included in our quarterly actuarial reserve estimate, while lower supply costs were driven by purchasing initiatives.  Gift card fees were higher due to the redemption of gift cards related to our third-party gift card retail program which was expanded in the fourth quarter of 2012.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $4.7 million in Q3 2013 from $2.5 million in Q3 2012 and increased to $11.8 million in 2013 YTD from $8.8 million in 2012 YTD.  These increases were primarily attributable to an increase in the number of stores in the development pipeline, along with an increase in spending on a per store basis.  We expect to open 14 restaurants in the fourth quarter of 2013 compared to seven restaurant openings in the fourth quarter of 2012.  Overall, we expect to open 28 company restaurants in 2013 compared to 25 company restaurants in 2012.  Pre-opening costs will fluctuate from quarter to quarter based on the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, decreased to 3.7% in Q3 2013 from 3.8% Q3 2012 and decreased to 3.5% in 2013 YTD from 3.6% in 2012 YTD.  Along with increases in average unit volumes, these decreases were primarily due to lower depreciation expense, as a percentage of revenue, on older restaurants as depreciation expense on short-lived assets, such as equipment, has ended.  These decreases were partially offset by higher depreciation, as a percentage of revenue, at new restaurants.

General and Administrative Expenses.  G&A, as a percentage of total revenue, increased slightly to 5.1% in Q3 2013 from 5.0% in Q3 2012 while it decreased to 5.4% in 2013 YTD from 5.6% in 2012 YTD.  In Q3 2013, the benefit from an increase in average unit volumes was more than offset by higher costs associated with ongoing investments in various initiatives, including international growth and technology.  The decrease in 2013 YTD is attributable to lower legal settlement charges and an increase in average unit volumes, partially offset by higher costs related to our annual managing partner conference.  In the first quarter of 2012, we recorded a pre-tax charge of $5.0 million ($3.1 million after-tax) related to the settlement of a previously disclosed legal matter.  In 2013 YTD, we incurred costs of $3.7 million related to our annual managing partner conference compared to $1.6 million in 2012 YTD.  The conference was held in the second quarter of both 2013 YTD and 2012 YTD.

Based on the location of our annual managing partner conference in the second quarter of 2014, we expect these costs to be lower in 2014 compared to 2013.

Interest Expense, Net.   Interest expense remained relatively flat at $0.5 million in Q3 2013 compared to $0.6 million in Q3 2012 and remained relatively flat at $1.7 million in 2013 YTD compared to $1.8 million in 2012 YTD.

Income Tax Expense.   Our effective tax rate decreased to 30.4% in Q3 2013 from 32.7% in Q3 2012 and decreased to 29.6% in 2013 YTD from 32.7% in 2012 YTD.  The decrease in Q3 2013 was primarily attributable to higher FICA tip credits, as a percentage of pre-tax income, a decrease in non-deductible officer’s compensation and higher deductible incentive stock option activity.  The decrease in 2013 YTD was primarily attributable due to the retrospective reinstatement of Work Opportunity Tax Credits (“WOTC”) and a decrease in non-deductible officer’s compensation.

We expect the tax rate to be 30.0% to 30.5% for fiscal 2013 compared to 32.8% in fiscal 2012 primarily due to higher federal tax credits, including the retroactive reinstatement of WOTC and the decrease in non-deductible officer’s compensation.  For 2014, we expect the tax rate to be 30.0% to 31.0%, depending on the expiration of WOTC at the end of 2013.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
(in 000’s)	September 24, 2013	September 25, 2012

Net cash provided by operating activities	$99,661	$90,994
Net cash used in investing activities	(71,927)	(62,891)
Net cash used in financing activities	(22,136)	(18,785)

Net increase in cash and cash equivalents	$5,598	$9,318

Net cash provided by operating activities was $99.7 million in 2013 YTD compared to $91.0 million in 2012 YTD.  This increase was primarily due to an increase in net income, partially offset by changes in working capital.  The increase in net income was driven by the continued opening of new restaurants, an increase in comparable restaurant sales at existing restaurants, offset by higher food costs, and the benefit from overlapping a $5.0 million ($3.1 million after-tax) charge related to the settlement of a previously disclosed legal matter which was accrued in the first quarter of 2012.  The change in working capital includes changes to the gift card liability as a result of gift card redemptions.

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

Net cash used in investing activities was $71.9 million in 2013 YTD compared to $62.9 million in 2012 YTD.  This increase was primarily due to an increase in the development of new company restaurants with 28 expected restaurant openings in 2013 compared to 25 restaurant openings in 2012.  In 2013 YTD and 2012 YTD, we opened 14 company restaurants and 18 company restaurants, respectively.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 24, 2013, 123 of the 334 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

(in 000’s)	2013 YTD	2012 YTD
New company restaurants	$50,725	$41,675
Refurbishment of existing restaurants (1)	21,163	21,471
Total capital expenditures	$71,888	$63,146

Restaurant-related repairs and maintenance expense (2)	$11,284	$10,338

(1) Includes minimal capital expenditures related to support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2013, we expect our capital expenditures to be approximately $105.0 million, the majority of which will relate to planned restaurant openings, including 28 restaurant openings in 2013.  In fiscal 2014, we expect our capital expenditures to be $100.0 million to $110.0 million, the majority of which will relate to planned restaurant openings, including 25 to 30 restaurant openings in 2014.  These amounts exclude any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility.  For 2013, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our revolving credit facility.

Net cash used in financing activities was $22.1 million in 2013 YTD as compared to $18.8 million in 2012 YTD.  This increase was primarily due to an increase in dividends paid to stockholders, partially offset by a decrease in the payments on borrowings under our revolving credit facility.  In the first quarter of fiscal 2013, we paid an additional dividend of $6.9 million and increased our quarterly dividend payment to $0.12 per share of common stock.  We made no payments on borrowings under our revolving credit facility in 2013 YTD compared to $10.0 million in payments in 2012 YTD.

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100 million of our common stock.  This stock repurchase program has no expiration date.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  We did not repurchase any shares of our common stock during 2013 YTD through our stock repurchase program and have $70.6 million remaining under the program as of September 24, 2013.

We paid cash dividends of $8.4 million in Q3 2013 related to dividends declared in May 2013.  Additionally, on August 27, 2013, our Board of Directors authorized the payment of a cash dividend of $0.12 per share of common stock.  The payment of this dividend totaling $8.5 million was distributed on September 27, 2013 to shareholders of record at the close of business on September 11, 2013.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of September 24, 2013.

In 2013 YTD, we paid distributions of $2.5 million to equity holders of 15 of our majority-owned company restaurants.  In 2012 YTD, we paid distributions of $2.2 million to equity holders of 12 of our majority-owned company restaurants.

On August 12, 2011, we entered into a $200.0 million five-year revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N. A., and Wells Fargo, N. A.  This facility expires on August 12, 2016.  The terms of revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  We are also required to pay a commitment fee of 0.150% to 0.350% per year on any unused portion of our revolving credit facility, depending on our leverage ratio.  The weighted-average interest rate for our revolving credit facility was 3.96% at September 24, 2013 and December 25, 2012, including the impact of interest rate swaps discussed below.  At September 24, 2013, we had $50.0 million outstanding under the revolving credit facility and $145.3 million of availability, net of $4.7 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 24, 2013.

On November 1, 2013, we amended our existing revolving credit facility which extended the expiration date to November 1, 2018.  There were no material changes to the terms of the revolving credit facility.

At September 24, 2013, in addition to the amounts outstanding on our revolving credit facility, we had various other notes payable totaling $1.3 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at September 24, 2013 was 4.13%, including the impact of interest rate swaps discussed below.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 24, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,304	$248	$50,469	$327	$260
Interest (1)	7,666	2,106	4,129	1,411	20
Operating lease obligations	221,379	28,428	50,559	44,860	97,532
Capital obligations	63,783	63,783	—	—	—
Total contractual obligations	$344,132	$94,565	$105,157	$46,598	$97,812

(1)         Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations.  Interest payments on our variable-rate revolving credit facility balance at September 24, 2013 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.875 % margin, which was in effect as of September 24, 2013.

We have no material minimum purchase commitments with our vendors that extend beyond a year.  See note 7 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt and dependent on the interest rate option we choose to utilize under our revolving credit facility.  Our options for the rate are LIBOR plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  At September 24, 2013 there was $50.0 million outstanding under our revolving credit facility which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  As of September 24, 2013, our various other notes payable totaled $1.3 million and had a weighted average interest rate of 10.55%.

The weighted-average interest rate for our revolving credit facility was 3.96% at September 24, 2013 and December 25, 2012, including the impact of interest rate swaps discussed below.  Should interest rates based on the borrowings under our revolving credit facility increase by one percentage point, our estimated annual interest expense would not be impacted as our interest rates are fixed through our interest rate swaps.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2012, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $70.6 million remains outstanding at September 24, 2013. This stock repurchase program has no expiration date.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended September 24, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 26 to July 23	—	—	—	$70,614,805
July 24 to August 20	—	—	—	$70,614,805
August 21 to September 24	—	—	—	$70,614,805

Total	—	—	—	$70,614,805

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

TEXAS ROADHOUSE, INC.

Date: November 1, 2013	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer
(principal executive officer)

Date: November 1, 2013	By:	/s/ G. PRICE COOPER, IV
G. Price Cooper, IV
Chief Financial Officer
(principal financial officer)
(chief accounting officer)