Form 10-K
period 2013-12-31
Texas Roadhouse, Inc.
filed 2014-02-28
CIK 1289460

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒.

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 25, 2013 was $1,528,082,277 based on the closing stock price of $24.49. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

         The number of shares of common stock outstanding were 69,967,867 on February 19, 2014.

         Portions of the registrant's definitive Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 31, 2013, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

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

  •
  security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology systems;

  •
  the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;

  •
  negative publicity regarding food safety, health concerns and other food or beverage related matters, including the integrity of our or our suppliers' food processing;

  •
  our franchisees' adherence to our practices, policies and procedures;

  •
  potential fluctuation in our quarterly operating results due to seasonality and other factors;

  •
  supply and delivery shortages or interruptions;

  •
  our ability to adequately protect our intellectual property;

  •
  volatility of actuarially determined insurance losses and loss estimates;

  •
  adoption of new, or changes in existing, accounting policies and practices;

  •
  adverse weather conditions which impact guest traffic at our restaurants; and

  •
  unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

        The words "believe," "may," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "plan," "strive," "goal," "projects," "forecasts," "will" or similar words or, in each case, their negative or other variations or comparable terminology, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

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

General Development of Business

        Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana. Since then, we have grown to 420 restaurants in 48 states and three foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 31, 2013, we owned and operated 346 restaurants and franchised an additional 74 restaurants. Of the 346 restaurants we owned and operated at the end of 2013, 345 operated as Texas Roadhouse restaurants.

Financial Information about Operating Segments

        We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants that operate in the U.S. also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Each of our 346 company-owned restaurants is considered an operating segment.

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

        The operating strategy that underlies the growth of our concept is built on the following key components:

  •
  Offering high quality, freshly prepared food.  We place a great deal of emphasis on providing our guests with high quality, freshly prepared food. We hand-cut all but one of our assortment of steaks and make our sides from scratch. As part of our process, we have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest's order and meets our standards for quality, appearance and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands-on training and education to our kitchen staff for the purpose of promoting uniform adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size.

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

  •
  Focusing on dinner.  In a high percentage of our restaurants, we limit our operating hours to dinner only during the weekdays with one-third of our restaurants offering lunch on Friday. By focusing on dinner, our restaurant teams have to prepare for and manage only one shift per day during the week. We believe this allows our restaurant teams to offer higher quality, more consistent food and service to our guests. In addition, we believe the dinner focus provides a better "quality-of-life" for our management teams and, therefore, is a key ingredient in attracting and retaining talented and experienced management personnel. We also focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner.

  •
  Offering attractive price points.  We offer our food and beverages at moderate price points that we believe are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest's budget and value expectations. For example, our steak entrées, which include the choice of two side items, generally range from $9.99 for our 6-ounce sirloin to $24.99 for our 23-ounce Porterhouse T-Bone. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2013 was $15.80. Per guest average check represents restaurant sales divided by the number of guests served. We considered each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus.

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

Unit Prototype and Economics

        We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant-level returns over time. Our current prototypical Texas Roadhouse restaurants consist of a freestanding building with approximately 6,700 to 7,500 square feet of space constructed on sites of approximately 1.7 to 2.0 acres or retail pad sites, with seating of approximately 57 to 68 tables for a total of 245 to 291 guests, including 15 bar seats, and parking for approximately 160 vehicles either on-site or in combination with some form of off-site cross parking arrangement. Our current prototypes are adaptable to in-line and end-cap locations and/or spaces within an enclosed mall or a shopping center.

        As of December 31, 2013, we leased 223 properties and owned 123 properties. Our 2013 average unit volume, adjusted to a 52 week basis, was $4.2 million, which represents restaurant sales for all Texas Roadhouse company restaurants open before June 26, 2012. The time required for a new restaurant to reach a steady level of cash flow is approximately three to six months. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location.

For 2013, the average capital investment, including pre-opening costs, for Texas Roadhouse restaurants developed was $4.1 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,085,000	$650,000	$1,720,000
Building(2)	1,455,000	1,100,000	2,110,000
Furniture and Equipment	1,040,000	875,000	1,350,000
Pre-opening costs	550,000	385,000	1,430,000
Other(3)	—	—	75,000

Total	$4,130,000

(1)
Represents the average cost for land acquisitions or 10x's initial base rent in the event the land is leased.

(2)
Includes site work costs.

(3)
Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

        Our 2013 average capital investment for restaurants developed was $4.1 million compared to our 2012 average of $3.9 million and our 2011 average of $3.8 million.

Site Selection

        We continue to refine our site selection process. In analyzing each prospective site, our real estate team, including our restaurant market partners, devotes significant time and resources to the evaluation of local market demographics, population density, household income levels and site-specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities, traffic counts and parking. We work actively with real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. We typically require three to six months to locate, approve and control a restaurant site and typically six to 12 additional months to obtain necessary permits. Upon receipt of permits, it requires approximately four months to construct, equip and open a restaurant.

Existing Restaurant Locations

        As of December 31, 2013, we had 346 company restaurants and 74 franchise restaurants in 48 states and three foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	5	—	5
Arizona	13	—	13
Arkansas	3	—	3
California	2	5	7
Colorado	13	1	14
Connecticut	2	—	2
Delaware	2	1	3
Florida	13	4	17
Georgia	4	7	11
Idaho	5	—	5
Illinois	13	—	13
Indiana	13	8	21
Iowa	9	—	9
Kansas	3	1	4
Kentucky	10	2	12
Louisiana	7	1	8
Maine	3	—	3
Maryland	3	5	8
Massachusetts	8	1	9
Michigan	8	3	11
Minnesota	4	—	4
Mississippi	1	—	1
Missouri	10	—	10
Montana	—	1	1
Nebraska	3	1	4
Nevada	1	—	1
New Hampshire	3	—	3
New Jersey	4	—	4
New Mexico	2	—	2
New York	12	—	12
North Carolina	16	—	16
North Dakota	2	1	3
Ohio	22	2	24
Oklahoma	6	—	6
Oregon	2	—	2
Pennsylvania	19	6	25
Rhode Island	2	—	2
South Carolina	—	6	6
South Dakota	2	—	2
Tennessee	11	2	13
Texas	51	5	56
Utah	9	1	10
Vermont	1	—	1
Virginia	12	—	12
Washington	1	—	1
West Virginia	1	2	3
Wisconsin	9	4	13
Wyoming	1	—	1

Total domestic restaurants	346	70	416
Dubai, UAE	—	2	2
Jeddah, KSA	—	1	1
Kuwait City, Kuwait	—	1	1

Total international restaurants	—	4	4

Total system-wide restaurants	346	74	420

Food

        Menu.    Texas Roadhouse restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. Our dinner entrée prices generally range from $8.99 to $24.99, with at least 15 meals priced under $10.00. We offer a broad assortment of specially seasoned and aged steaks, including 6, 8, 11 and 16 oz. Sirloins; 10, 12, and 16 oz. Rib-eyes; 6 and 8 oz. Filets; New York Strip; Prime Rib; and our Porterhouse T-Bone, all cooked over open gas-fired grills and all but one hand-cut daily on the premises. We also offer our guests a selection of fish, seafood, chicken, pork chops, ribs, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include made-from-scratch yeast rolls and most include the choice of two of the following made-from-scratch sides: baked potato, sweet potato, steak fries, mashed potatoes, house or Caesar salad, green beans, chili, seasoned rice, buttered corn, applesauce and steamed vegetables. Our menu allows guests to customize their meals by ordering steaks that are "smothered" either in sautéed mushrooms, onions, cheese or gravy. Guests may also customize their baked potatoes, mashed potatoes or steak fries by ordering them "loaded" with sour cream, cheese, bacon and/or butter. Other menu items include specialty appetizers such as the "Cactus Blossom®". We also provide a "12 & Under" menu for children that includes sirloin steak, rib basket, Lil 'Dillo Steak Bites, Jr. Chicken Tenders, grilled chicken, mini-cheeseburgers, hot dog and macaroni and cheese, all served with one side item and a beverage at prices generally between $3.49 and $7.99.

        Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer, major brands of liquor and wine as well as margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages accounted for approximately 11% of restaurant sales at Texas Roadhouse in fiscal 2013.

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

        Food Quality and Safety.    We are committed to serving a varied menu of high-quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to promote consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each restaurant, a fully trained meat cutter hand cuts our steaks and other restaurant team members prepare our side items and yeast rolls from scratch in the restaurants daily. We assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency and speed. Additionally, we expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest's order and meets our standards for quality, appearance and presentation.

        We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in all Texas Roadhouse restaurants for the purpose of reinforcing the uniformity of recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. The team currently consists of over 40 product coaches, supporting all Texas Roadhouse restaurants system-wide.

        Food safety is of utmost importance to us. We currently utilize several programs to help facilitate adherence to proper food preparation procedures and food safety standards. We have a Product Quality team whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to promote compliance with food safety guidelines. Where required, food items purchased from qualified vendors have been inspected by reputable, outside inspection services confirming that the vendor is compliant with United States Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") guidelines.

        We generally perform sanitation audits on each restaurant four times a year and these results are reviewed by various members of operations and management. To reinforce the importance of food safety, we have printed all HAACP (Hazard Analysis and Critical Points) in bold type on each recipe. In addition, most of our product coaches have obtained or are in the process of obtaining their food safety professional designation.

        Purchasing.    Our purchasing philosophy is designed to supply fresh, quality products to the restaurants at competitive prices while maximizing operating efficiencies. We negotiate directly with suppliers for substantially all food and beverage products to maximize quality and freshness and obtain competitive prices. Certain products, such as dairy products and select produce, are purchased locally to maximize freshness.

        Food and supplies are ordered by and shipped directly to the restaurants, as we do not maintain a central product warehouse or commissary. Most food products used in the operation of our restaurants are distributed to individual restaurants through an independent national distribution company. We strive to qualify more than one supplier for all key food items and believe that beef of comparable quality as well as all other essential food and beverage products are available, upon short notice, from alternative qualified suppliers.

Service

        Guest Satisfaction.    We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. Through the use of guest surveys, our website "texasroadhouse.com," a toll-free guest response telephone line, social media, and personal interaction in the restaurant, we receive valuable feedback from guests. Additionally, we employ an outside service to administer a "Secret Shopper" program whereby trained individuals periodically dine and comprehensively evaluate the guest experience at each of our restaurants. Particular attention is given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. The resulting reports are used for follow up training and providing feedback to both staff and management. We continue to evaluate and implement processes relating to guest satisfaction, including reducing guest wait times and improving host interaction with the guest.

        Atmosphere.    The atmosphere of Texas Roadhouse restaurants is intended to appeal to broad segments of the population, children, families, couples, adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere, featuring an exterior of rough-hewn cedar siding and corrugated metal. The interiors feature pine floors and stained concrete and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display-baking area, where our made-from-scratch yeast rolls are prepared, and a meat cooler displaying fresh cut steaks. Guests may wait for seating in either a spacious, comfortable waiting area or a southwestern style bar. While waiting for a table, guests can enjoy complimentary roasted in-shell peanuts and upon being seated at a table, guests can enjoy made-from-scratch yeast rolls along with roasted in-shell peanuts.

People

        Management and Employees.    Each of our restaurants is generally staffed with one managing partner, one kitchen manager, one service manager, and, in most cases, one or more additional assistant managers and/or key employees. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant and are responsible for maintaining the standards of quality and performance we establish. We use market partners to supervise the operation of our restaurants. Generally, each market partner has supervisory responsibilities for up to 10 to 15 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concept, strategy and standards of quality. To further facilitate adherence to our standards of quality and to maximize uniform execution throughout the system, we employ product coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food quality. The attentive service and high quality food, which results from each restaurant having a managing partner, two to three managers and the hands-on assistance of a product coach are critical to our success.

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

        For new restaurant openings, a full team of designated trainers, each specializing in a specific restaurant position, is deployed to the restaurant at least ten days before opening. Formal employee training begins seven days before opening and follows a uniform, comprehensive training course as directed by a training manager.

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

        Local Restaurant Area Marketing.    Given our strategy to be a neighborhood destination, local restaurant area marketing is integral in developing brand awareness in each market. To enhance our visibility, we deliver free food to local businesses in connection with new restaurant openings and on an ongoing basis to drive awareness. Managing partners are encouraged to participate in creative community-based marketing, such as hosting local radio or television programs. We also engage in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs. For instance, our involvement with the Special Olympics, a local Little League baseball team, a local church or the Armed Forces, shows our Legendary care, concern and support for our communities. We leverage the corresponding recognition in our public relations and marketing efforts to communicate our corporate values and mission statement to our guests. We employ marketing coordinators at the restaurant and market level to develop and execute the majority of the local marketing strategies.

        Advertising.    Our restaurant concept does not rely on national advertising to promote the brand. We utilize public relations to generate "earned media" story placement in local, regional and national media. Our concept also uses a permission-based e-mail loyalty program to promote our brand and our growing social media strategy provides us the opportunity to frequently communicate and engage with our guests. This approach aligns with our focus on local restaurant marketing and community involvement.

Restaurant Franchise Arrangements

        Franchise Restaurants.    As of December 31, 2013, we had 20 franchisees that operated 74 restaurants in 23 states and three foreign countries. Domestically, franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States. Approximately 75% of our franchise restaurants are operated by 10 franchisees. No franchisee operates more than 13 restaurants.

        Our standard domestic franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of domestic franchise agreement requires the franchisee to pay a royalty fee of 4.0% of gross sales. The royalty fee varies depending on when the agreements were entered into and range from 2.0% of gross sales to the current 4.0% fee. We may, at our discretion, waive or reduce the royalty fee on a temporary or permanent basis. "Gross sales" means the total selling price of all services and products related to the restaurant. Gross sales do not include:

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

        We have entered into two franchise area development agreements for the development of Texas Roadhouse restaurants in foreign countries. In 2010, we entered into an agreement for the development of restaurants in eight countries in the Middle East over ten years. In 2013, we entered into an agreement for the development of restaurants in Taiwan over five years. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. The term of the agreements may be extended. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

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

        Franchise Compliance Assurance.    We have various systems in place to promote compliance with our systems and standards, both during the development and operating of franchise restaurants. We actively work with our franchisees to support successful franchise operations as well as compliance with the Texas Roadhouse standards and procedures. During the restaurant development phase, we approve the selection of restaurant sites and make available copies of our prototype building plans to franchisees. In addition, we ensure that the building design is in compliance with our standards. We provide training to the managing partner and up to three other managers of a franchisee's first restaurant. We also provide trainers to assist in the opening of every domestic franchise restaurant; we provide trainers to assist our international franchisees in the opening of their restaurants until such time as they develop an approved restaurant opening training program. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment, food purchases and food preparation as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams and focus on key areas including health, safety and execution proficiency.

        To continuously improve our communications with franchisees and the consistency of the brand, we maintain a business development advisory group that includes representatives of our domestic franchisees and company operations personnel. The group's functions are advisory. Its members review and comment on proposed advertising campaigns and materials and budget expenditures, as well as operational initiatives. Our regional market partners also provide support to our domestic franchise restaurant operators.

        Management Services.    We provide management services to 24 of the franchise restaurants in which we and/or our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services and restaurant employees and employee benefits on a pass-through cost basis. In addition, we receive a monthly fee from six franchise restaurants for providing payroll and accounting services.

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

Competition

        According to the National Restaurant Association, or NRA, restaurant industry sales in 2014 will represent approximately 4% of the United States' gross domestic product. The NRA also forecasts that restaurant industry sales will reach $683.4 billion in 2014 and will encompass approximately 990,000 restaurants.

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

Trademarks

        Our registered trademarks and service marks include, among others, our trade names and our stylized logos. We have registered all of our significant marks with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 42 foreign jurisdictions including the European Union. To better protect our brand, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts.

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

        In 2013, the sale of alcoholic beverages accounted for approximately 11% of our restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses or permits would have a material adverse effect on the restaurant's operations. To reduce this risk, each company restaurant is operated in accordance with procedures intended to facilitate compliance with applicable codes and regulations.

        We are subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, as well as excess umbrella coverage of $125.0 million.

        Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tip wage requirements, overtime pay, health benefits, unemployment tax rates, workers' compensation rates, citizenship requirements, working conditions and hiring and employment practices. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage (which currently is $7.25 per hour) or federal tipped wage (which currently is $2.13 per hour). Our employees who receive tips as part of their compensation, such as servers, are paid at or above a minimum wage rate, after giving effect to applicable tip credits. We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Numerous states in which we operate have passed legislation governing the applicable state minimum hourly and/or tipped wage. Further planned and unplanned increases in federal and/or state minimum hourly and tipped wages or state unemployment tax rates will increase our labor costs. These increases may or may not be offset by additional menu price adjustments and/or guest traffic growth.

        The Patient Protection and Affordable Care Act of 2010 (the "PPACA") includes provisions requiring all Americans to obtain health care coverage in 2014. As part of these provisions, in 2015, we will be required to offer health insurance benefits to some of our employees that are not currently offered coverage or pay a penalty. At the beginning of 2014, we offered coverage to an expanded group of employees which included hourly employees that work a minimum of 35 hours a week. As a result of the change, we expect our healthcare benefit costs will be $2.5 to $3.0 million higher in 2014 compared to the prior year. We are continuing to assess the ongoing impact of these provisions on our health care benefit costs particularly as it relates to the implementation of the program and the number of employees that choose to participate. While we believe that the impact of the requirement to provide health insurance benefits to employees that are more extensive than what we currently provide is manageable, the requirements could have an adverse effect on our results of operations and financial position. These increases may or may not be offset by additional menu price adjustments and/or guest traffic growth. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The PPACA establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus, which specifically requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans fat content. The FDA published proposed regulations to implement the menu labeling provisions of the PPACA in April 2011, however, the agency has delayed the release of final regulations implementing these requirements. We expect the FDA to release the final regulations in 2014.

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

        Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 ("ADA") and related state accessibility statutes. Under the ADA and related state laws, we must provide equivalent service to disabled persons and make reasonable accommodation for their employment. In addition, when constructing or undertaking significant remodeling of our restaurants, we must make those facilities accessible.

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

        See Item 1A "Risk Factors" below for a discussion of risks relating to federal, state and local regulation of our business.

Seasonality

        Our business is subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year.

Employees

        As of December 31, 2013, we employed approximately 45,700 people in the company restaurants we own and operate and our corporate support center. This amount includes 476 executive and administrative personnel and 1,469 restaurant management personnel, while the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

        Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	58	Chairman and Chief Executive Officer
Scott M. Colosi	49	President
Steven L. Ortiz	56	Chief Operating Officer
G. Price Cooper, IV	42	Chief Financial Officer
Celia P. Catlett	37	General Counsel

        W. Kent Taylor.    Mr. Taylor is the founder of Texas Roadhouse and resumed his role as Chief Executive Officer in August 2011, a position he held between May 2000 and October 2004. He was named Chairman of the Company and Board in October 2004. Before his founding of our concept, Mr. Taylor founded and co-owned Buckhead Bar and Grill in Louisville, Kentucky. Mr. Taylor has over 30 years of experience in the restaurant industry.

        Scott M. Colosi.    Mr. Colosi was appointed President in August 2011. Previously, Mr. Colosi served as our Chief Financial Officer since September 2002. From 1992 until September 2002, Mr. Colosi was employed by YUM! Brands, Inc., owner of KFC, Pizza Hut and Taco Bell brands. During this time, Mr. Colosi served in various financial positions and, immediately prior to joining us, was Director of Investor Relations. Mr. Colosi has over 25 years of experience in the restaurant industry.

        Steven L. Ortiz.    Mr. Ortiz has served as our Executive Vice President of Operations since May 2001. In 2004, Mr. Ortiz became Chief Operating Officer. Mr. Ortiz joined our company in 1996 as a Market Partner in which capacity he was responsible for developing and starting new Texas Roadhouse restaurants in Texas. From 1982 to 1996, Mr. Ortiz was employed by Bennigan's Restaurants in various capacities, including General Manager, Area Director and Regional Vice President. Mr. Ortiz has over 30 years of experience in the restaurant industry.

        G. Price Cooper, IV.    Mr. Cooper was appointed Chief Financial Officer in August 2011. Previously, Mr. Cooper served as our Vice President of Finance since August 2006. From 1998 to 2006, Mr. Cooper was employed by Ruby Tuesday, Inc. During this time, Mr. Cooper held various positions in finance, planning and accounting and, immediately prior to joining us, was Vice President of Investor Relations and Planning. Mr. Cooper has over 20 years of finance and accounting experience, including over 15 years of experience in the restaurant industry and holds an inactive CPA license.

        Celia P. Catlett.    Ms. Catlett was appointed General Counsel and Corporate Secretary in November 2013. She joined Texas Roadhouse in 2005 and has served as Associate General Counsel since 2010 and Corporate Secretary since 2011. Prior to joining us, Ms. Catlett practiced law in New York City. Ms. Catlett has 13 years of legal experience, including over 8 years of experience in the restaurant industry.

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

ITEM 1A.    RISK FACTORS

        From time to time, in periodic reports and oral statements and in this Annual Report on Form 10-K, we present statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements.

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

Risks Related to Our Business and Industry

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

You should not rely on past changes in our average unit volume or our comparable restaurant sales as an indication of our future results of operations because they may fluctuate significantly.

        A number of factors have historically affected, and will continue to affect, our average unit volume and comparable restaurant sales, including, among other factors:

  •
  consumer awareness and understanding of our brand;

  •
  our ability to execute our business strategy effectively;

  •
  unusually strong initial sales performance by new restaurants;

  •
  competition, either from our competitors in the restaurant industry or our own restaurants;

  •
  weather and acts of God;

  •
  consumer trends;

  •
  introduction of new menu items;

  •
  negative publicity regarding food safety, health concerns, quality of service, and other food or beverage related matters, including the integrity of our or our suppliers' food processing; and

  •
  general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use.

        Our average unit volume and comparable restaurant sales may not increase at rates achieved in the past. Changes in our average unit volume and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.

Our growth strategy, which primarily depends on our ability to open new restaurants that are profitable, is subject to many factors, some of which are beyond our control.

        Our objective is to grow our business and increase stockholder value by (1) expanding our base of company restaurants (and, to a lesser extent, franchise restaurants) that are profitable and (2) increasing sales and profits at existing restaurants. While both these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis. We expect this to continue to be the case in the near future.

        We cannot assure you that we will be able to open new restaurants in accordance with our expansion plans. We have experienced delays in opening some of our restaurants in the past and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our growth strategy. One of our biggest challenges in executing our growth strategy is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable restaurant sites in our target markets is intense. We cannot assure you that we will be able to find sufficient suitable locations, or suitable purchase or lease terms, for planned expansion in any future period. Our ability to open new restaurants will also depend on numerous other factors, some of which are beyond our control, including, but not limited to, the following:

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

  •
  weather and acts of God.

        Once opened, we anticipate that our new restaurants will generally take several months to reach planned operating levels due to start-up inefficiencies typically associated with new restaurants. We cannot assure you that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants. Our ability to operate new restaurants profitably will depend on numerous factors, including those discussed above impacting our average unit volume and comparable restaurant sales, some of which are beyond our control, including, but not limited to, the following:

  •
  competition from competitors in our industry or our own restaurants;

  •
  consumer acceptance of our restaurants in new domestic or international markets;

  •
  the ability of the market partner and the managing partner to execute our business strategy at the new restaurant;

  •
  general economic conditions which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;

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

        During 2014 and possibly beyond, the U.S. and global economies may continue to suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we can charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations.

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

  •
  profitability of our restaurants, particularly in new markets;

  •
  changes in interest rates;

  •
  the impact of litigation, including negative publicity;

  •
  increases and decreases in average unit volume and comparable restaurant sales;

  •
  impairment of long-lived assets, including goodwill, and any loss on restaurant closures;

  •
  general economic conditions which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;

  •
  negative publicity regarding food safety, health concerns and other food and beverage related matters, including the integrity of our or our suppliers' food processing;

  •
  negative publicity relating to the consumption of beef or other products we serve;

  •
  changes in consumer preferences and competitive conditions;

  •
  expansion to new domestic or international markets;

  •
  adverse weather conditions which impact guest traffic at our restaurants;

  •
  increases in infrastructure costs;

  •
  adoption of new, or changes in existing, accounting policies or practices;

  •
  fluctuations in commodity prices;

  •
  competitive actions; and

  •
  weather and acts of God.

        Our business is also subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. As a result, our quarterly operating results and comparable restaurant sales may fluctuate as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock could decrease.

If we lose the services of any of our key management personnel, our business could suffer.

        Our future success depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers and managers, particularly regional market partners, market partners and managing partners. Competition for these employees is intense. The loss of the services of members of our senior management team or other key officers or managers or the inability to attract additional qualified personnel as needed could materially harm our business.

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

        The lenders' obligation to extend credit under the facility depends on our maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. If we are unable to maintain these ratios, we would be unable to obtain additional financing under this revolving credit facility. The revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.

        We have also entered into other loan agreements with other lenders to finance various restaurants which impose financial covenants that are less restrictive than those imposed by our existing revolving credit facility. A default under these loan agreements could result in a default under our existing revolving credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 31, 2013, we were in compliance with all of our lenders' covenants.

We may be required to record additional impairment charges in the future.

        In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to company-owned restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any company-owned restaurant, the estimated undiscounted future cash flows for the restaurant are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge would be recorded equal to the difference between the carrying value and the estimated fair value.

        We also review the value of our goodwill on an annual basis and when events or changes in circumstances indicate that the carrying value of goodwill or other intangible assets may exceed the fair value of such assets. The estimates of fair value are based upon the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation measurements and techniques.

        The estimates of fair value used in these analyses require the use of judgment, certain assumptions and estimates of future operating results. If actual results differ from our estimates or assumptions, additional impairment charges may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

The acquisition of existing restaurants from our franchisees and other strategic transactions may have unanticipated consequences that could harm our business and our financial condition.

        We plan to opportunistically acquire existing restaurants from our franchisees over time. Additionally, from time to time, we evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and obtain appropriate financing. Any acquisition or future development that we pursue, whether or not successfully completed, may involve risks, including:

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

        Future acquisitions of existing restaurants from our franchisees or other strategic partners, which may be accomplished through a cash purchase transaction, the issuance of shares of common stock or a combination of both, could have a dilutive impact on holders of our common stock, and result in the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other tangible and intangible assets, any of which could harm our business and financial condition. The development of additional concepts and/or the entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically. Development rates for newer brands may differ significantly as there is increased risk in the development of a new restaurant concept or system.

Approximately 15% of our company-owned restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

        As of December 31, 2013, we operated a total of 51 company-owned restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

Our expansion into new domestic and/or international markets may present increased risks due to our unfamiliarity with the area.

        Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk of expanding into new markets is the lack of market awareness of our brands. Restaurants opened in new markets may open at lower average weekly sales volume than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volume, if at all, thereby affecting our overall profitability.

        We are also subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act and The Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely impact our business and financial performance.

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

        The restaurant industry is intensely competitive. We compete with many well-established food service companies on the basis of taste, quality and price of products offered, guest service, atmosphere, location and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the casual dining segment of the restaurant industry better than we can. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees.

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

        We currently purchase the majority of our beef from five beef suppliers under annual contracts. While we maintain relationships with additional suppliers, if any of these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

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

        Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury in general. In recent years there has been negative publicity concerning e-coli, hepatitis A, "mad cow," "foot-and-mouth" disease and "bird flu." The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In April 2011, the FDA published proposed regulations to implement the menu labeling provisions of the PPACA; however, the agency has delayed the release of final regulations implementing these requirements. We expect the FDA to release the final regulations in 2014. The labeling requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concept or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Food safety and food-borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.

        Food safety is a top priority, and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, food-borne illnesses and food safety issues have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenues and profits. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales.

        Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our restaurants. If our guests become ill from food-borne illnesses, we could be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to a food recall.

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

        Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tip wage, state unemployment rates or employee benefits costs or otherwise, would adversely impact our operating expenses. The federal government and numerous states have enacted legislation resulting in tip and/or minimum wage increases as well as pre-determined future increases. We anticipate that additional legislation will be enacted in future periods. The PPACA includes provisions requiring health care coverage for all Americans in 2014. The legislation imposes implementation effective dates that began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. To date, we have not experienced material costs related to such legislation. However, due to the phased-in nature of the implementation and lack of interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. While we believe that the impact of the requirement to provide health insurance benefits to employees that are more extensive than what we currently provide is manageable, the requirements could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. Our operating expenses will be adversely affected to the extent that we are not able or are unwilling to offset these costs through higher prices on our products.

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

        In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tip wage requirements, overtime pay, health benefits, unemployment tax rates, workers' compensation rates, citizenship requirements and working conditions. A number of factors could adversely affect our operating results, including:

  •
  additional government-imposed increases in minimum and/or tipped wages, overtime pay, paid leaves of absence, sick leave, and mandated health benefits;

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

        We accept electronic payment cards for payment in our restaurants. During 2013, approximately 74% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, in excess of our insurance coverage, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

Our current insurance may not provide adequate levels of coverage against claims.

        We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such damages could have a material adverse effect on our business and results of operations. In addition, we self-insure a significant portion of expected losses under our health, workers compensation, general liability, employment practices liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Risks Related to Our Corporate Structure, Our Stock Ownership and Our Common Stock

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

Properties

        Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 31, 2013, we leased 69,342 square feet. Our leases expire between December 31, 2022 and December 31, 2030 including all applicable extensions. Of the 346 company restaurants in operation as of December 31, 2013, we owned 123 locations and leased 223 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	2	5
Arizona	6	7	13
Arkansas	—	3	3
California	1	1	2
Colorado	7	6	13
Connecticut	—	2	2
Delaware	1	1	2
Florida	3	10	13
Georgia	2	2	4
Idaho	1	4	5
Illinois	2	11	13
Indiana	7	6	13
Iowa	2	7	9
Kansas	2	1	3
Kentucky	4	6	10
Louisiana	1	6	7
Maine	—	3	3
Maryland	—	3	3
Massachusetts	1	7	8
Michigan	3	5	8
Minnesota	1	3	4
Mississippi	1	—	1
Missouri	2	8	10
Nebraska	1	2	3
Nevada	—	1	1

State	Owned	Leased	Total
New Hampshire	2	1	3
New Jersey	1	3	4
New Mexico	1	1	2
New York	3	9	12
North Carolina	4	12	16
North Dakota	—	2	2
Ohio	12	10	22
Oklahoma	2	4	6
Oregon	—	2	2
Pennsylvania	3	16	19
Rhode Island	—	2	2
South Dakota	1	1	2
Tennessee	—	11	11
Texas	34	17	51
Utah	—	9	9
Vermont	—	1	1
Virginia	4	8	12
Washington	—	1	1
West Virginia	1	—	1
Wisconsin	3	6	9
Wyoming	1	—	1

Total	123	223	346

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

        On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts ("Court"), Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age. The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs. We have filed an answer to the complaint, and the case is in discovery. We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. We cannot estimate the possible amount or range of loss, if any, associated with this matter.

ITEM 4—MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. The quarterly high and low sales prices of our common stock by quarter were as follows:

	High	Low
Year ended December 31, 2013
First Quarter	$20.17	$16.42
Second Quarter	$25.56	$19.33
Third Quarter	$26.46	$22.97
Fourth Quarter	$29.07	$24.77
Year ended December 25, 2012
First Quarter	$17.83	$14.59
Second Quarter	$19.35	$15.90
Third Quarter	$18.84	$16.65
Fourth Quarter	$17.96	$15.72

        The number of holders of record of our common stock as of February 19, 2014 was 276.

        On February 20, 2014, our Board of Directors authorized the payment of a cash dividend of $0.15 per share of common stock. This payment will be distributed on April 4, 2014, to shareholders of record at the close of business on March 19, 2014. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        As of December 31, 2013, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. The weighted-average option exercise price is for stock options only, as the restricted stock has no exercise price. See note 13 to the Consolidated Financial Statements for a description of the plan.

Plan Category	Shares to Be Issued Upon Exercise	Weighted- Average Option Exercise Price	Shares Available for Future Grants
Plans approved by stockholders(1)	2,327,300	$13.77	6,746,617
Plans not approved by stockholders	—	—	—

Total	2,327,300	$13.77	6,746,617

(1)
See note 13 to the Consolidated Financial Statements.

  Unregistered Sales of Equity Securities

        There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

  Issuer Repurchases of Securities

        On February 16, 2012, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 17, 2011. The previous program authorized us to repurchase up to $50.0 million of our common stock and was increased by $50.0 million on August 18, 2011. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations. During 2013, we paid approximately $12.8 million to repurchase 461,600 shares of our common stock and we had $57.9 million remaining under our authorized stock repurchase program as of December 31, 2013.

        Since commencing our repurchase program in 2008, we have repurchased a total of 12,733,362 shares of common stock at a total cost of $158.3 million through December 31, 2013 under authorizations from our Board of Directors. The following table includes information regarding purchases of our common stock made by us during the 14 weeks ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 25 to October 22	—	—	—	$70,614,804.59
October 23 to November 19	—	—	—	$70,614,804.59
November 20 to December 31	461,600	$27.64	461,600	$57,863,535.55

Total	461,600		461,600

  Stock Performance Graph

        The following graph sets forth cumulative total return experienced by holders of the Company's common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the period ended December 31, 2013, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 30, 2008 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

        Note: The stock price performance shown on the graph below does not indicate future performance.

 Comparison of Cumulative Total Return Since December 30, 2008
Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/30/08	12/29/09	12/28/10	12/27/11	12/25/12	12/31/13
Texas Roadhouse, Inc.	$100.00	$158.63	$237.12	$207.26	$230.41	$380.82
Russell 3000	$100.00	$128.89	$146.50	$146.06	$165.26	$216.47
Russell 3000 Restaurant	$100.00	$118.96	$154.76	$197.86	$196.65	$249.21

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

        We derived the selected consolidated financial data as of and for the years 2013, 2012, 2011, 2010, and 2009 from our audited consolidated financial statements.

        The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2013 was 53 weeks in length while fiscal years 2012, 2011, 2010 and 2009 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$1,410,118	$1,252,358	$1,099,475	$995,988	$934,100
Franchise royalties and fees	12,467	10,973	9,751	9,005	8,231

Total revenue	1,422,585	1,263,331	1,109,226	1,004,993	942,331

Income from operations	119,715	110,458	95,239	90,617	75,861
Income before taxes	118,227	108,539	93,192	88,372	72,809
Provision for income taxes	34,140	34,738	26,765	27,683	23,491

Net income including noncontrolling interests	$84,087	$73,801	$66,427	$60,689	$49,318
Less: Net income attributable to noncontrolling interests	3,664	2,631	2,463	2,400	1,839

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$80,423	$71,170	$63,964	$58,289	$47,479

Net income per common share:
Basic	$1.15	$1.02	$0.90	$0.82	$0.68

Diluted	$1.13	$1.00	$0.88	$0.80	$0.67

Weighted average shares outstanding(1):
Basic	70,089	70,026	70,829	71,432	69,967

Diluted	71,362	71,485	72,278	72,929	71,298

	Fiscal Year
	2013	2012	2011	2010	2009
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,874	$81,746	$78,777	$86,254	$50,749
Total assets	877,644	791,254	740,670	702,801	662,073
Long-term debt and obligations under capital leases, net of current maturities	50,990	51,264	61,601	51,906	101,179
Total liabilities	283,784	260,517	244,848	203,419	239,123
Noncontrolling interests	6,201	5,653	3,918	2,766	2,578
Texas Roadhouse, Inc. and subsidiaries stockholders' equity(2)	587,659	525,084	491,904	496,616	420,372
Selected Operating Data (unaudited):
Restaurants:
Company—Texas Roadhouse	345	318	291	271	260
Company—Other	1	2	3	3	1
Franchise	74	72	72	71	70
Total	420	392	366	345	331
Company restaurant information:
Store weeks	17,426	15,936	14,573	13,803	13,255
Comparable restaurant sales growth(3)	3.4%	4.7%	4.7%	2.4%	(2.8)%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth(3)	3.4%	4.7%	4.8%	2.4%	(2.8)%
Average unit volume(4)	$4,194	$4,085	$3,917	$3,730	$3,660
Net cash provided by operating activities	$173,836	$148,046	$136,419	$120,056	$115,249
Net cash used in investing activities	$(111,248)	$(90,154)	$(79,475)	$(44,816)	$(43,134)
Net cash used in financing activities	$(49,460)	$(54,923)	$(64,421)	$(39,735)	$(30,395)

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

(4)
Average unit volume represents the average annual restaurant sales from Texas Roadhouse company restaurants open for a full six months before the beginning of the period measured, excluding sales from restaurants closed during the period. Although 2013 contained 53 weeks, for comparative purposes, 2013 average unit volume was adjusted to a 52 week basis. Additionally, average unit volume of company-owned restaurants for 2013 in the table above was adjusted to reflect the restaurant sales of any acquired franchise restaurants.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-19), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

        Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana. Since then, we have grown to 420 restaurants in 48 states and three foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. As of December 31, 2013, our 420 restaurants included:

  •
  346 "company restaurants," of which 331 were wholly-owned and 15 were majority-owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income.

  •
  74 "franchise restaurants," 23 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

        We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas (i) the remaining equity interests in 13 of the 15 majority-owned company restaurants and (ii) 66 of the franchise restaurants.

Presentation of Financial and Operating Data

        We operate on a fiscal year that ends on the last Tuesday in December. Fiscal year 2013 was 53 weeks in length and, as such, the fourth quarter of fiscal 2013 was 14 weeks in length. Fiscal years 2012 and 2011 were 52 weeks in length, while the quarters for those years were 13 weeks in length.

Long-term Strategies to Grow Earnings Per Share

        Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

        Expanding Our Restaurant Base.    We will continue to evaluate opportunities to develop Texas Roadhouse restaurants in existing markets and new domestic and international markets. Domestically, we will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. Our ability to expand our restaurant base is influenced by many factors beyond our control and therefore we may not be able to achieve our anticipated growth. Our average capital investment for Texas Roadhouse restaurants opened during 2013, including pre-opening expenses and a capitalized rent factor, was $4.1 million, which is slightly higher than our average capital investment in 2012 of $3.9 million. We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

        We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next ten years, in which four restaurants are currently open. Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for minority ownership in four non-Texas Roadhouse restaurants, all of which are currently open. In 2013, we signed a franchise development agreement for the development of Texas Roadhouse restaurants in Taiwan over five years. We continue to explore opportunities in other countries for international expansion. We may also look to acquire franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. Of the 346 restaurants we owned and operated at December 31, 2013, we owned and operated 345 as Texas Roadhouse restaurants. We currently plan to open 25 to 30 Texas Roadhouse restaurants in 2014. In addition, we anticipate our existing franchise partners will open as many as five Texas Roadhouse restaurants in 2014, including as many as three internationally.

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

        Leveraging Our Scalable Infrastructure.    To support our growth, we continue to make investments in our infrastructure. Over the past several years, we have made significant investments in our infrastructure including information systems, real estate, human resources, legal, marketing, international and operations. In 2013, general and administrative costs increased at a faster growth rate than our revenue, excluding the impact of a legal settlement charge of $5.0 million recorded in the first quarter of 2012. Our goal is to have general and administrative costs increase at a slower growth rate than our revenue. Whether we are able to leverage our infrastructure in future years will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

        Returning Capital to Shareholders.    We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On February 20, 2014, our Board of Directors declared a quarterly dividend of $0.15 per share of common stock. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. Any repurchases will be made through open market transactions. As of December 31, 2013, $57.9 million remains authorized for repurchase. In 2013, we paid $12.8 million to repurchase 461,600 shares of our common stock. Since 2008, we have paid $158.3 million through our authorized stock repurchase programs to repurchase 12,733,362 shares of our common stock at an average price per share of $12.43.

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

        Average Unit Volume.    Average unit volume represents the average annual restaurant sales for company-owned Texas Roadhouse restaurants open for a full six months before the beginning of the period measured. Average unit volume excludes sales on restaurants closed during the period. Growth in average unit volume in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volume less than growth in comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the company average.

        Store Weeks.    Store weeks represent the number of weeks that our company restaurants were open during the reporting period.

        Restaurant Margins.    Restaurant margins represent restaurant sales less cost of sales, labor, rent and other operating costs. Depreciation and amortization expense, substantially all of which relates to restaurant-level assets, is excluded from restaurant operating costs and is shown separately as it represents a non-cash charge for the investment in our restaurants. Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance. Restaurant margin is not a measurement determined in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations or other similarly titled measures of other companies. Restaurant margins, as a percentage of restaurant sales, may fluctuate based on inflationary pressures, commodity costs and wage rates. As such, we also focus on restaurant margin dollar growth per store week as a measure of restaurant-level profitability as it provides additional insight on operating performance.

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

        Franchise Royalties and Fees.    Domestic franchisees typically pay a $40,000 initial franchise fee for each new restaurant. In addition, at each renewal period, we receive a fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our domestic franchisees. In addition, we include royalties and fees paid to us by our international franchisee. The terms of the international agreements may vary significantly from our domestic agreements.

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

        Restaurant Other Operating Expenses.    Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, advertising, repairs and maintenance, property taxes, credit card and gift card fees, gift card breakage income and general liability insurance. Profit sharing allocations to managing partners and market partners are also included in restaurant other operating expenses.

        Pre-opening Expenses.    Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses. Pre-opening costs vary by location depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants.

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

        General and Administrative Expenses.    General and administrative expenses ("G&A") are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth including the net amount of advertising costs incurred less amounts remitted by company and franchise restaurants. Supervision and accounting fees received from certain franchise restaurants and license restaurants are offset against G&A. G&A also includes share-based compensation expense related to executive officers, support center employees and area managers, including market partners. The realized and unrealized holding gains and losses related to the investments in our deferred compensation plan, as well as offsetting compensation expense, are also recorded in G&A.

        Interest Expense, Net.    Interest expense includes the cost of our debt obligations including the amortization of loan fees, reduced by interest income and capitalized interest. Interest income includes earnings on cash and cash equivalents.

        Equity Income from Unconsolidated Affiliates.    As of December 31, 2013 and December 25, 2012, we owned a 5.0% to 10.0% equity interest in 23 franchise restaurants. As of December 27, 2011, we owned a 5.0% to 10.0% equity interest in 22 franchise restaurants. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

        Net Income Attributable to Noncontrolling Interests.    Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants. Our consolidated subsidiaries at December 31, 2013 and December 25, 2012 included 15 majority-owned restaurants, all of which were open. Our consolidated subsidiaries at December 27, 2011included 12 majority-owned restaurants, all of which were open.

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

	Results of Operations
	Fiscal Year
	2013		2012		2011
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	1,410,118	99.1	1,252,358	99.1	1,099,475	99.1
Franchise royalties and fees	12,467	0.9	10,973	0.9	9,751	0.9

Total revenue	1,422,585	100.0	1,263,331	100.0	1,109,226	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	492,306	34.9	423,615	33.8	367,385	33.4
Labor	411,394	29.2	367,763	29.4	326,233	29.7
Rent	28,978	2.1	25,797	2.1	23,150	2.1
Other operating	224,882	15.9	204,318	16.3	184,073	16.7
(As a percentage of total revenue)
Pre-opening	17,891	1.3	12,399	1.0	11,534	1.0
Depreciation and amortization	51,562	3.6	46,717	3.7	42,709	3.9
Impairment and closure	399	NM	1,624	0.1	1,201	0.1
Gain on sale of other concept	(1,800)	(0.1)	—	—	—	—
General and administrative	77,258	5.4	70,640	5.6	57,702	5.2

Total costs and expenses	1,302,870	91.6	1,152,873	91.3	1,013,987	91.4
Income from operations	119,715	8.4	110,458	8.7	95,239	8.6
Interest expense, net	2,201	0.2	2,347	0.2	2,413	0.2
Equity income from investments in unconsolidated affiliates	(713)	(0.1)	(428)	0.0	(366)	0.0

Income before taxes	118,227	8.3	108,539	8.5	93,192	8.4
Provision for income taxes	34,140	2.4	34,738	2.7	26,765	2.4

Net income including noncontrolling interests	84,087	5.9	73,801	5.8	66,427	6.0

Net income attributable to noncontrolling interests	3,664	0.3	2,631	0.2	2,463	0.2

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	80,423	5.7	71,170	5.6	63,964	5.8

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

	53 weeks ended December 31, 2013	52 weeks ended December 25, 2012
	$	$
Net income attributable to Texas Roadhouse, Inc. and subsidiaries, excluding settlement charge	80,423	74,232
Amount reserved for settlement of a legal matter, net of tax(1)	—	(3,062)

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	80,423	71,170
Weighted average diluted shares outstanding	71,362	71,485
Diluted earnings per share, excluding settlement charge	1.13	1.04
Impact of settlement charge on diluted earnings per share	—	(0.04)

Diluted earnings per share	1.13	1.00

(1)
Amount reserved in the first quarter of 2012 for the settlement of a legal matter was $5.0 million before the statutory income tax rate. The settlement is included in general administrative costs in our consolidated statements of income and comprehensive income.

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 28, 2010	274	71	345
Openings—Texas Roadhouse	20	1	21
Openings—Aspen Creek	—	—	—
Closures	—	—	—

Balance at December 27, 2011	294	72	366
Openings—Texas Roadhouse	25	2	27
Openings—Aspen Creek	—	—	—
Acquisitions from franchisees	2	(2)	—
Closures—Aspen Creek	(1)	—	(1)

Balance at December 25,2012	320	72	392
Openings—Texas Roadhouse	25	4	29
Openings—Other	1	—	1
Acquisitions from franchisees	2	(2)	—
Divestitures—Aspen Creek	(2)	—	(2)

Balance at December 31,2013	346	74	420

Restaurant Sales

        Restaurant sales increased by 12.6% in 2013 as compared to 2012. The increase was primarily attributable to the opening of new restaurants and the acquisition of two franchise restaurants on December 25, 2012 coupled with the addition of a 53rd week in 2013 and an increase in average unit volume, primarily due to comparable restaurant sales growth. The 53rd week in 2013 resulted in $32.0 million in restaurant sales or 2.5% of the increase in 2013 compared to 2012. Restaurant sales increased 13.9% in 2012 as compared to 2011. This increase was attributable to the opening of new restaurants and an increase in average unit volume, primarily due to comparable restaurant sales growth.

        The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods. Although 2013 contains 53 weeks, for comparative purposes, 2013 average unit volume was adjusted to a 52-week basis. In addition to average unit volume on a 53 week basis, for comparative purposes, we also include 2013 average unit volume adjusted to a 52 week basis.

	2013	2012	2011
Company Restaurants
Increase in store weeks	9.3%	9.4%	5.6%
Increase in average unit volume	2.7	4.3	5.0
Other(1)	0.6	0.2	(0.2)

Total increase in restaurant sales	12.6%	13.9%	10.4%

Store weeks	17,426	15,936	14,573
Comparable restaurant sales growth	3.4%	4.7%	4.7%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth	3.4%	4.7%	4.8%
Average unit volume (in thousands)	$4,285	$4,085	$3,917
Average unit volume (in thousands), 2013 adjusted	$4,194	$4,085	$3,917

(1)
Includes the impact of the year-over-year change in sales volume of all Aspen Creek restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured, and, if applicable, the impact of restaurants closed or acquired during the period.

        The increases in store weeks for the periods presented above are primarily attributable to the opening of new restaurants. In addition, the increase in store weeks in 2013 includes the impact of the 53rd week and the impact of the acquisition of two franchise restaurants on December 25, 2012, partially offset by the closure of one non-Texas Roadhouse restaurant in the fourth quarter of 2012. Company restaurant count activity is shown in the restaurant unit activity table above.

        The increases in average unit volume for 2013 compared to 2012 and 2012 compared to 2011 were primarily driven by positive comparable restaurant sales growth, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volume but excluded from comparable restaurant sales. Comparable restaurant sales growth of 3.4% in 2013 was due to a combination of an increase in our per person average check of 2.4% and an increase in guest traffic counts of 1.0%. For 2012, comparable restaurant sales growth of 4.7% was primarily due to increases in our per person average check of 3.4%, along with increases in guest traffic counts of 1.3%.

        The increase in our per person average check for the 2013 and 2012 was driven by menu price increases taken in 2013, 2012 and 2011. In 2013, we increased menu prices approximately 1.5% in early December. In 2012, we increased menu prices approximately 2.2% in the first quarter and approximately 2.2% in early December. In 2011, we increased menu prices approximately 2.5% to 3.0% with approximately 1.0% during the first quarter of the year and the remaining during the third and fourth quarters of the year. These menu price increases were taken as a result of inflationary pressures, primarily commodities.

        In 2014, we plan to open 25 to 30 company restaurants. We have either begun construction or have sites under contract for purchase or lease for 24 of these restaurants.

Franchise Royalties and Fees

        Franchise royalties and fees increased by $1.5 million or by 13.6% in 2013 from 2012. This increase was primarily attributable to the opening of new franchise restaurants and an increase in average unit volume, coupled with the addition of a 53rd week in 2013. The increase was partially offset by the impact of the acquisition of two franchise restaurants in 2012. Franchise comparable restaurant sales increased by 4.3% in 2013. The acquired franchise restaurants generated approximately $0.3 million in franchise royalties in 2012. Franchise restaurant count activity is shown in the restaurant unit activity table above. We anticipate our existing franchise partners will open as many as five Texas Roadhouse restaurants in 2014.

        On December 31, 2013, we acquired two franchise restaurants in Ohio. These acquisitions had no impact on 2013 diluted earnings per share as the acquisition occurred on the last day of our fiscal year. In both 2013 and 2012, these restaurants paid us $0.3 million in franchise royalties. We expect that the acquisition will have no significant net revenue or accretive net income impact on an on-going annual basis.

        Franchise royalties and fees increased by $1.2 million or by 12.5% in 2012 from 2011. This increase was primarily attributable to an increase in average unit volume, increasing royalty rates in conjunction with the renewal of certain franchise agreements and the opening of new franchise restaurants. Franchise comparable restaurant sales increased by 5.3% in 2012.

Restaurant Cost of Sales

        Restaurant cost of sales, as a percentage of restaurant sales, increased to 34.9% in 2013 from 33.8% in 2012. This increase was primarily attributable to commodity inflation of approximately 7.0% in 2013, partially offset by the impact of menu pricing actions taken in late 2012 and the benefit of operating efficiencies associated with process improvements at the restaurant level. Commodity inflation in 2013 was driven by higher food costs, primarily beef. For 2014, we have fixed price contracts for 35% to 40% of our overall food costs with the remainder subject to fluctuating market prices. We expect low single digit commodity inflation in 2014.

        Restaurant cost of sales, as a percentage of restaurant sales, increased to 33.8% in 2012 from 33.4% in 2011. This increase was primarily attributable to commodity inflation of approximately 6.4% in 2012, partially offset by the impact of menu pricing actions in 2012 and 2011 and the benefit of favorable mix shift. Commodity inflation in 2012 was driven by higher food costs on items such as beef and pork, partially offset by lower costs for certain produce items, specifically potatoes. The benefit of favorable mix shift was primarily driven by the addition of pictures to the menu in late January 2012 which has resulted in higher sales for the items shown. These items have a slightly lower food cost, as a percentage of sales, than other items within the same category.

Restaurant Labor Expenses

        Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.2% in 2013 from 29.4% in 2012. The decrease was primarily driven by an increase in average unit volume, partially offset by higher average wage rates and labor inefficiencies associated with recently opened restaurants. The timing of restaurant openings in 2013 and 2012 led to an increase in labor inefficiencies, as a percentage of restaurant sales in 2013. Typically, restaurants open with an initial start-up period of higher than normalized sales volume and higher than normalized labor costs, as a percentage of sales. In 2014, we anticipate our labor costs will be pressured by continued wage rate inflation due to continued state-mandated increases in minimum and tip wage rates and by higher health insurance costs due to an increase in premiums and offering coverage to an expanded population of employees. This increase may or may not be offset by additional menu price adjustments and/or guest traffic growth. At the beginning of 2014, we offered coverage to employees which included hourly employees that work a minimum of 35 hours per week. As a result of this change, we expect our health benefit costs will be $2.5 to $3.0 million higher in 2014 compared to prior year.

        Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.4% in 2012 from 29.7% in 2011. The decrease was primarily driven by an increase in average unit volume, partially offset by higher average wage rates and labor inefficiencies associated with recently opened restaurants. The timing of restaurant openings in 2012 and 2011 led to an increase in labor inefficiencies, as a percentage of restaurant sales in 2012.

Restaurant Rent Expense

        Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.1% in 2013 compared to 2012 and 2011. In all periods presented, the benefit from an increase in average unit volume was offset by the impact of leasing more land and buildings than we have in the past. In addition, 2013 benefitted from the addition of a 53rd week of sales in the fourth quarter as rent expense is incurred on a calendar month basis.

Restaurant Other Operating Expenses

        Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.9% in 2013 from 16.3% in 2012. This decrease was primarily attributable to an increase in average unit volume and lower general liability insurance and supply costs, partially offset by higher gift card fees. In the third quarter of 2013, we recorded a $1.3 million reduction to general liability insurance costs due to changes in our claims development history included in our quarterly actuarial reserve estimate. Lower supply costs were primarily driven by purchasing initiatives throughout 2013, while higher gift card fees were primarily due to the expansion of our third-party gift card retail program in the fourth quarter of 2012.

        Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 16.3% in 2012 from 16.7% in 2011. This decrease was primarily attributable to an increase in average unit volume and lower utility costs and credit card fees, partially offset by higher costs for managing partner and market partner bonuses, as a percentage of sales. Managing partner and market partner bonuses were higher in 2012 as a result of improved restaurant sales and higher restaurant margins.

Restaurant Pre-opening Expenses

        Pre-opening expenses in 2013 increased to $17.9 million from $12.4 million in 2012. The increase was primarily attributable to an increase in spending on a per store basis, along with an increase in the number of restaurants in the development pipeline. We opened 26 company restaurants in 2013 compared to 25 restaurant openings in 2012. Pre-opening costs will fluctuate from period to period based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

        Pre-opening expenses in 2012 increased to $12.4 million from $11.5 million in 2011. This increase was primarily attributable to more restaurant openings in 2012 versus the prior year. We opened 25 company restaurants in 2012 compared to 20 company restaurants in 2011.

Depreciation and Amortization Expenses ("D&A")

        D&A, as a percentage of revenue, decreased to 3.6% in 2013 from 3.7% in 2012. Along with an increase in average unit volume, the decrease was primarily due to the impact of an additional week of sales in 2013 and lower depreciation expense, as a percentage of revenue, on older restaurants as depreciation expense on short-lived assets, such as equipment, has ended. The decrease was partially offset by higher depreciation, as a percentage of revenue, at new restaurants and an adjustment of $0.7 million recorded in the fourth quarter of 2013 due to shortening the estimated useful life of certain leasehold improvements.

        D&A, as a percentage of revenue, decreased to 3.7% in 2012 from 3.9% in 2011. Along with an increase in average unit volume, the decrease was primarily due to lower depreciation expense, as a percentage of revenue, on older restaurants as depreciation expense on short-lived assets, such as equipment, has ended. The decrease was partially offset by higher depreciation, as a percentage of revenue, at new restaurants.

Impairment and Closure Expenses

        Impairment and closure expenses decreased to $0.4 million in 2013 from $1.6 million in 2012 and $1.2 million in 2011. In 2013, we recorded $0.3 million of impairment expense associated with the write down of assets, primarily land and building, and ongoing closure costs related to a restaurant which closed in 2009. In addition, we recorded $0.1 million of impairment expense associated with the write down of equipment and ongoing closure costs related to a restaurant which closed in 2012. In 2012, we recorded $0.5 million of impairment expense associated with the goodwill and intangible asset related to one restaurant and $0.9 million of impairment expense associated with the write down of assets, primarily land and building, related to a restaurant which was closed in 2012. In 2011, we recorded $0.8 million of impairment expense associated with the goodwill related to one restaurant and $0.3 million of impairment expense associated with the write down of assets, primarily land and building, related to a restaurant which was closed in 2009. For 2012 and 2011, we also incurred costs primarily attributable to various restaurant closures in prior fiscal years.

        See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2013, 2012 and 2011, including the impairments of goodwill and other long-lived assets.

General and Administrative Expenses ("G&A")

        G&A, as a percentage of total revenue, decreased to 5.4% in 2013 from 5.6% in 2012. The decrease was primarily attributable to lower legal settlement charges, an increase in average unit volume and a benefit from the impact of the extra week in the fourth quarter, partially offset by higher costs related to our annual managing partner conference. In the first quarter of 2012, we recorded a pre-tax charge of $5.0 million related to the settlement of a previously disclosed legal matter. In 2013, we incurred costs of $4.0 million related to our annual managing partner conference compared to $2.0 million in 2012. The conference was held in the second quarter of both 2013 and 2012.

        G&A, as a percentage of total revenue, increased to 5.6% in 2012 from 5.2% in 2011. The increase was primarily attributable to higher legal settlement charges, along with higher costs associated with share-based compensation, partially offset by an increase in average unit volume and lower costs related to our annual managing partner conference in the second quarter of 2012. The higher legal settlement charges in 2012 were primarily due to the charge discussed above. Share-based compensation costs were approximately $2.0 million higher in 2012 compared to 2011 primarily driven by a higher stock price associated with a grant of restricted stock units on January 7, 2012 in conjunction with the execution of certain executive employment contracts at the beginning of 2012.

Interest Expense, Net

        Net interest expense remained relatively flat at $2.2 million in 2013 compared to $2.3 million in 2012 which was relatively flat compared to $2.4 million in 2011.

Income Taxes

        We account for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"). Our effective tax rate decreased to 28.9% in 2013 from 32.0% in 2012. The decrease in 2013 was primarily attributable the retrospective reinstatement of Work Opportunity Tax Credits ("WOTC"), a decrease in non-deductible officer's compensation, and higher deductible incentive option activity. For 2014, we expect the tax rate to be 30.0% to 31.0% primarily due to the expiration of WOTC at the end of 2013.

        Our effective tax rate increased to 32.0% in 2012 from 28.7% in 2011. The increase in 2012 was primarily attributable to the loss of the HIRE Retention tax credit, higher non-deductible officer's compensation and lower WOTC as a percentage of pre-tax income, partially offset by higher FICA tip credits.

Liquidity and Capital Resources

        The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year
	2013	2012	2011
Net cash provided by operating activities	$173,836	$148,046	$136,419
Net cash used in investing activities	(111,248)	(90,154)	(79,475)
Net cash used in financing activities	(49,460)	(54,923)	(64,421)

Net increase (decrease) in cash and cash equivalents	$13,128	$2,969	$(7,477)

        Net cash provided by operating activities was $173.8 million in 2013 compared to $148.0 million in 2012. This increase was primarily due to an increase in net income, along with changes in working capital. The increase in net income was driven by the continued opening of new restaurants, an increase in comparable restaurant sales at existing restaurants, partially offset by higher food and operating costs. The changes in working capital are primarily driven by a decrease in income taxes paid, partially offset by a increase in receivables which is primarily due to an increase in amounts due from our third party gift card retailers as the program has expanded. Net cash provided by operating activities was $148.0 million in 2012 compared to $136.4 million in 2011. This increase was primarily due to an increase in net income, along with changes in working capital. The increase in net income was driven by continued growth in overall sales combined with higher restaurant-level profitability.

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

        Net cash used in investing activities was $111.2 million in 2013 compared to $90.2 million in 2012. The increase was primarily due to increased spending on capital expenditures related to new restaurant openings planned in future years, partially offset by the acquisition of two franchise restaurants in 2012. We incurred approximately $23.0 million of capital expenditures in 2013 for restaurants that are planned to open in future years as compared to approximately $9.0 million of capital expenditures incurred in 2012 for restaurants to be opened in future years. In addition, the average capital investment in Texas Roadhouse restaurants opened in 2013 was slightly higher than 2012. Net cash used in investing activities was $90.2 million in 2012 compared to $79.5 million in 2011. The increase was primarily due to an increase in capital expenditures on the refurbishment of existing restaurants, such as remodeling, room additions and other general maintenance, along with the acquisition of two franchise restaurants on the last day of the 2012 fiscal year for a purchase price of $4.3 million, partially offset by the impact from the timing of restaurant openings, which resulted in lower capital expenditures on new restaurants in 2012 compared to 2011.

        We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisitions of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 31, 2013, 123 of the 346 company restaurants have been developed on land which we own.

        The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants:

(in 000's)	2013	2012	2011
New company restaurants	$80,149	$56,763	$61,867
Refurbishment of existing restaurants(1)	31,329	30,222	17,796

Total capital expenditures	$111,478	$86,985	$79,663

Acquisition of franchise restaurants, net of cash acquired	$—	$4,297	$—

Restaurant-related repairs and maintenance expense(2)	$15,865	$13,843	$12,593

(1)
Includes minimal capital expenditures related to support center office.

(2)
These amounts were recorded as an expense in the income statement as incurred.

        Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2014, we expect our capital expenditures to be approximately $110.0 million, the majority of which will relate to planned restaurant openings, including 25 to 30 restaurant openings in 2014. This amount excludes any cash used for franchise acquisitions. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility. For 2014, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our credit facility.

        Net cash used in financing activities was $49.5 million in 2013 compared to $54.9 million in 2012. This decrease was primarily due to lower repurchases of common stock in 2013 compared to 2012. The decrease in share repurchases, along with higher proceeds from the exercise of stock options, was partially offset by higher dividend payments due to the timing of the declaration and payment dates and the extra dividend declared in the fourth quarter of 2012. Dividend payments of $46.9 million in 2013 included five quarterly payments made throughout the year and one extra payment relating to a special dividend declared in the fourth quarter of 2012, while dividend payments of $24.5 million in 2012 included four quarterly payments. Net cash used in financing activities was $54.9 million in 2012 compared to $64.4 million in 2011. This decrease was primarily due to lower repurchases of common stock in 2012 compared to 2011. The decrease in share repurchases along with higher proceeds from the exercise of stock options in 2012 was partially offset by increased payments on borrowings under our credit facility and an additional dividend payment in 2012. Dividend payments of $24.5 million in 2012 included four quarterly payments throughout the year, while dividend payments of $17.0 million in 2011 included three quarterly payments throughout the year.

        On February 16, 2012, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 17, 2011. The previous program authorized us to repurchase up to $50.0 million of our common stock and was increased by $50.0 million on August 18, 2011. Any repurchases will be made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations. During 2013, we paid approximately $12.8 million to repurchase 461,600 shares of our common stock and we had $57.9 million remaining under our authorized stock repurchase program as of December 31, 2013.

        We paid cash dividends of $46.9 million in 2013, including the payment of a regular quarterly dividend authorized by our Board of Directors on November 14, 2013 of $0.12 per share of common stock to shareholders of record at the close of business on December 11, 2013. This payment was distributed on December 27, 2013. On February 20, 2014, our Board of Directors authorized the payment of a quarterly cash dividend of $0.15 per share of common stock. This payment will be distributed on April 4, 2014 to shareholders of record at the close of business on March 19, 2014. The increase in the dividend per share amount reflects the increase in our regular annual dividend rate from $0.48 per share in 2013 to $0.60 per share in 2014. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        We paid distributions of $3.1 million and $2.7 million to equity holders of 15 of our majority-owned company restaurants in 2013 and 14 of our majority-owned company restaurants in 2012, respectively. In 2011, we paid $2.3 million to equity holders of 11 of our majority-owned company restaurants.

        On November 1, 2013, we entered into Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty with respect to our revolving credit facility dated as of August 12, 2011 with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. The revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million. The amendment provides us with the option to increase the revolving credit facility by $200.0 million, up to $400.0 million, subject to certain limitations. The original revolving credit facility provided an option to increase the borrowing amount by $100.0 million, up to $300.0 million. The amendment also extends the maturity date of the revolving credit facility until November 1, 2018.

        The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both December 31, 2013 and December 25, 2012 was 3.96%, including the impact of interest rate swaps. At December 31, 2013, we had $50.0 million outstanding under the revolving credit facility and $145.3 million of availability, net of $4.7 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 31, 2013.

        On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the $25.0 million notional amount. Our counterparty in the interest rate swap is JP Morgan Chase Bank, N.A. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income (loss).

        On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the $25.0 million notional amount. Our counterparty in the interest rate swap is JP Morgan Chase Bank, N.A. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income (loss).

Contractual Obligations

        The following table summarizes the amount of payments due under specified contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,233	$243	$440	$50,336	$214
Interest(1)	5,653	2,096	2,505	1,039	13
Operating lease obligations	522,073	29,330	53,558	53,413	385,772
Capital obligations	65,202	65,202	—	—	—

Total contractual obligations(2)	$644,161	$96,871	$56,503	$104,788	$385,999

(1)
Assumes constant rate until maturity for our fixed and variable rate debt and capital lease obligations. Uses interest rates as of December 31, 2013 for our variable rate debt. Interest payments on our variable-rate revolving credit facility balance at December 31, 2013 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements. The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.875% margin, which was in effect as of December 31, 2013. Additionally, we have assumed that $50.0 million in revolving credit facility borrowings remain outstanding after the termination of the interest rate swaps and have calculated interest payments using the weighted average interest rate of 1.04%, which was the interest rate associated with our revolving credit facility on December 31, 2013.

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

Guarantees

        Effective December 31, 2013, we sold two restaurants, which operated under the name Aspen Creek, located in Irving, TX and Louisville, KY. We assigned the leases associated with these restaurants to the acquirer, but remain contingently liable under the terms of the lease if the acquirer defaults. We are contingently liable for the initial term of the lease and any renewal periods. The Irving lease has an initial term that expires December 2019, along with three five-year renewals. The Louisville lease has an initial term that expires November 2023, along with three five-year renewals. The assignment of the Louisville lease releases us from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer. As the fair value of the guarantees is not considered significant, no liability has been recorded.

        We entered into real estate lease agreements for five franchises, listed in the table below, before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease.

	Lease Assignment Date	Initial Lease Term Expiration
Everett, Massachusetts(1)	September 2002	February 2018
Longmont, Colorado(1)	October 2003	May 2014
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota(1)	February 2006	July 2016
Logan, Utah	January 2009	August 2019

        We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five-year renewals. As the fair value of the guarantees is not considered significant, no liability has been recorded.

Recent Accounting Pronouncements

  Comprehensive Income
  (Accounting Standards Update 2013-02, "ASU 2013-2")

        In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income ("AOCI"), but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 was effective for fiscal years beginning after December 15, 2012 (our 2013 fiscal year). The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

        The above discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in note 2 to the accompanying consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

        Impairment of Long-lived Assets.    We evaluate long-lived asset related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results below $300,000 at the individual restaurant level signals a potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations for future sales growth. We limit assumptions about important factors such as trend of future operations and sales growth to those that are supportable based upon our plans for the restaurant and actual results at comparable restaurants. Both qualitative and quantitative information are considered when evaluating for potential impairments. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

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

        At December 31, 2013, we had 11 restaurants whose trailing 12-month cash flows did not meet the $300,000 threshold. However, the future undiscounted cash flows from operating each of these restaurants over their estimated useful lives exceeded the remaining carrying value of their assets and no assets were determined to be impaired. In 2013, we recorded impairment charges of $0.2 million related to the write-down of a building associated with one previously closed restaurant. The write-down of the building was based on discussions with the broker regarding recent offers on the property.

        See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2013, 2012 and 2011, including the impairments of goodwill and other long-lived assets.

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

        The valuation approaches used to determine fair value are subject to key judgments and assumptions that are sensitive to change such as appropriate revenue growth rates, operating margins, weighted average cost of capital, and comparable company and acquisition market multiples. In estimating the fair value using the capitalization of earnings or discounted cash flows method we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact fair value. The judgments and assumptions used are consistent with what we believe hypothetical market participants would use. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments. If the estimates used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

        At December 31, 2013, we had 66 reporting units, primarily at the restaurant level, with allocated goodwill of $116.5 million. The average amount of goodwill associated with each reporting unit is $1.8 million with six reporting units having goodwill in excess of $4.0 million. Based on our estimate of fair value, we are currently monitoring seven restaurants with total goodwill of $22.2 million and excess fair value over net book value of 27% for potential impairment. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. The fair value of each of our other reporting units was substantially in excess of their respective carrying values as of the 2013 goodwill impairment test. See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2013, 2012 and 2011, including the impairments of goodwill and other long-lived assets.

        Insurance Reserves.    We self-insure a significant portion of expected losses under our health, workers compensation, general liability, employment practices liability and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed below:

Employment practices liability	$250,000
Workers compensation	$350,000
General liability	$250,000
Property	$50,000
Employee healthcare	$150,000

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

        Leases and Leasehold Improvements.    We lease land, buildings and/or certain equipment for the majority of our restaurants under non-cancelable lease agreements. Our land and/or building leases typically have initial terms ranging from ten to 15 years, and certain renewal options for one or more five-year periods. We account for leases in accordance with ASC 840, Leases, and other related authoritative guidance. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At December 31, 2013, we had $50.0 million outstanding under the revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had various other notes payable totaling $1.2 million with fixed interest rates ranging from 10.46% to 10.80%.

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

        Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Currently, we do not utilize fixed price contracts for certain commodities such as certain produce and certain dairy products, therefore, we are subject to prevailing market conditions when purchasing those types of commodities. For other commodities, we employ various purchasing and pricing contract techniques in an effort to minimize volatility, including fixed price contracts for terms of one year or less and negotiating prices with vendors with reference to fluctuating market prices. We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in internal control

        During the fourth quarter of 2013, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 as stated in their report at F-2.

ITEM 9B—OTHER INFORMATION

        None.

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" in the Proxy Statement for the 2014 Annual Meeting of Stockholders.

        Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

        Information regarding corporate governance of the Company is incorporated herein by reference to the information set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 11, 2014.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 11, 2014.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 11, 2014.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 11, 2014.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Consolidated Financial Statements

2.
Financial Statement Schedules

        Omitted due to inapplicability or because required information is shown in the Company's Consolidated Financial Statements or notes thereto.

3.
Exhibits

Exhibit No.		Description
3.1		Form of Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

3.2		Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

4.1		Registration Rights Agreement, dated as of May 7, 2004, among Registrant and others (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.1	*	Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Registrant (File No. 333-121241))

10.2	*	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.3	*	Form of Limited Partnership Agreement and Operating Agreement for company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.4	*	Lease Agreement dated as of November 1999, by and between TEAS II, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

Exhibit No.		Description
10.5	*	Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.6	*	Updated schedule as of December 31, 2013 of the owners of company-managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as set forth at Exhibit 10.3 of this Form 10-K

10.7	*	Updated schedule as of December 31, 2013 of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as set forth at Exhibit 10.5 of this Form 10-K

10.8	*	Amended and Restated Credit Agreement, dated as of August 12, 2011, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 17, 2011 (File No. 000-50972))

10.9	*	Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty, dated as of November 1, 2013, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 1, 2013 (File No. 000-50972))

10.10	*	Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 2007) (File No. 000-50972)

10.11	*	Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 2007) (File No. 000-50972)

10.12	*	Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-K for the year ended December 25, 2007 (File No. 000-50972))

10.13	*	Form of First Amendment to Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan with non-management directors (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))

10.14	*	Amendment to Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))

10.15	*	Amended and Restated Employment Agreement between Registrant and G. Price Cooper, IV entered into as of January 8, 2010 (incorporated by reference to Exhibit 10.33 to Registrant's Current Report on Form 8-K dated August 18, 2011 (File No. 000-50972))

Exhibit No.		Description
10.16	*	Amended and Restated Employment Agreement between Registrant and W. Kent Taylor, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

10.17	*	Amended and Restated Employment Agreement between Registrant and Scott M. Colosi, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

10.18	*	Amended and Restated Employment Agreement between Registrant and Steven L. Ortiz, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

10.19	*	Amended and Restated Employment Agreement between Registrant and G. Price Cooper, IV, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

10.20	*	Amended and Restated Employment Agreement between Registrant and Jill Marchant, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

10.21	*	First Amendment to Amended and Restated Employment Agreement between the Registrant and W. Kent Taylor, entered into as of November 30, 2012

10.22	*	First Amendment to Amended and Restated Employment Agreement between the Registrant and Scott M. Colosi, entered into as of November 30, 2012

10.23	*	First Amendment to Amended and Restated Employment Agreement between the Registrant and Steve L. Ortiz, entered into as of November 30, 2012

10.24	*	First Amendment to Amended and Restated Employment Agreement between the Registrant and G. Price Cooper, IV, entered into as of November 30, 2012

10.25	*	First Amendment to Amended and Restated Employment Agreement between the Registrant and Jill Marchant, entered into as of November 30, 2012

10.26	*	Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013 (File No. 000-50972))

10.27	*	Form of Restricted Stock Award under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

10.28	*	Texas Roadhouse, Inc. Cash Bonus Plan for cash incentive awards granted pursuant to the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

Exhibit No.		Description
10.29	*	Separation Agreement and General Release, dated as of November 1, 2013, by and between Jill Marchant and Texas Roadhouse Management Corp. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 1, 2013 (File No. 000-50972))

10.30	*	Employment Agreement between the Registrant and Celia Catlett entered into as of January 15, 2014

21.1		List of Subsidiaries

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 28, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. KENT TAYLOR W. Kent Taylor	Chairman of the Company, Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2014
/s/ G. PRICE COOPER, IV G. Price Cooper, IV	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014
/s/ GREGORY N. MOORE Gregory N. Moore	Director	February 28, 2014
/s/ JAMES F. PARKER James F. Parker	Director	February 28, 2014
/s/ JAMES R. RAMSEY James R. Ramsey	Director	February 28, 2014
/s/ KATHY WIDMER Kathy Widmer	Director	February 28, 2014
/s/ JAMES R. ZARLEY James R. Zarley	Director	February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 31, 2013 and December 25, 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 31, 2013 and December 25, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Roadhouse, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the internal control over financial reporting of Texas Roadhouse, Inc. as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Roadhouse, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Texas Roadhouse Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Texas Roadhouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 31, 2013 and December 25, 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky
February 28, 2014

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2013	December 25, 2012
Assets
Current assets:
Cash and cash equivalents	$94,874	$81,746
Receivables, net of allowance for doubtful accounts of $4 in 2013 and $22 in 2012	25,391	16,416
Inventories, net	11,954	10,909
Prepaid income taxes	421	3,374
Prepaid expenses	10,250	7,191
Deferred tax assets	2,853	2,836

Total current assets	145,743	122,472

Property and equipment, net	586,192	531,654
Goodwill	116,468	113,435
Intangible assets, net	8,625	9,264
Other assets	20,616	14,429

Total assets	$877,644	$791,254

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and obligations under capital leases	$243	$338
Accounts payable	38,404	32,374
Deferred revenue—gift cards	62,723	53,041
Accrued wages	28,994	25,030
Accrued taxes and licenses	17,434	13,253
Dividends payable	—	13,135
Other accrued liabilities	27,382	21,491

Total current liabilities	175,180	158,662

Long-term debt and obligations under capital leases, excluding current maturities	50,990	51,264
Stock option and other deposits	5,311	4,718
Deferred rent	23,742	20,168
Deferred tax liabilities	5,774	6,102
Fair value of derivative financial instruments	2,696	4,016
Other liabilities	20,091	15,587

Total liabilities	283,784	260,517
Texas Roadhouse, Inc. and subsidiaries stockholders' equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 70,352,257 and 68,977,045 shares issued and outstanding at December 31, 2013 and December 25, 2012, respectively)	70	69
Additional paid-in-capital	215,051	199,967
Retained earnings	374,190	327,509
Accumulated other comprehensive loss	(1,652)	(2,461)

Total Texas Roadhouse, Inc. and subsidiaries stockholders' equity	587,659	525,084
Noncontrolling interests	6,201	5,653

Total equity	593,860	530,737

Total liabilities and equity	$877,644	$791,254

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(tabular amounts in thousands, except per share data)

	Fiscal Year Ended
	December 31, 2013	December 25, 2012	December 27, 2011
Revenue:
Restaurant sales	$1,410,118	$1,252,358	$1,099,475
Franchise royalties and fees	12,467	10,973	9,751

Total revenue	1,422,585	1,263,331	1,109,226

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	492,306	423,615	367,385
Labor	411,394	367,763	326,233
Rent	28,978	25,797	23,150
Other operating	224,882	204,318	184,073
Pre-opening	17,891	12,399	11,534
Depreciation and amortization	51,562	46,717	42,709
Impairment and closure	399	1,624	1,201
Gain on sale of other concept	(1,800)	—	—
General and administrative	77,258	70,640	57,702

Total costs and expenses	1,302,870	1,152,873	1,013,987
Income from operations	119,715	110,458	95,239
Interest expense, net	2,201	2,347	2,413
Equity income from investments in unconsolidated affiliates	(713)	(428)	(366)

Income before taxes	$118,227	$108,539	$93,192
Provision for income taxes	34,140	34,738	26,765

Net income including noncontrolling interests	$84,087	$73,801	$66,427
Less: Net income attributable to noncontrolling interests	3,664	2,631	2,463

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$80,423	$71,170	$63,964

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives, net of tax of $(0.5) million, $(0.1) million and $0.8 million, respectively	809	148	(1,271)

Total comprehensive income	$81,232	$71,318	$62,693

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.15	$1.02	$0.90

Diluted	$1.13	$1.00	$0.88

Weighted average shares outstanding:
Basic	70,089	70,026	70,829

Diluted	71,362	71,485	72,278

Cash dividends declared per share	$0.48	$0.46	$0.32

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(tabular amounts in thousands, except share data)

	Shares	Par Value	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total
Balance, December 28, 2010	72,222,991	$72	$250,874	$247,008	$(1,338)	$496,616	$2,766	$499,382
Net income	—	—	—	63,964	—	63,964	2,463	66,427
Unrealized loss on derivatives, net of tax of $0.8 million	—	—	—	—	(1,271)	(1,271)	—	(1,271)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,270)	(2,270)
Noncontrolling interests contribution	—	—	—	—	—	—	959	959
Noncontrolling interests liquidation adjustments	—	—	(37)	—	—	(37)	—	(37)
Dividends declared and paid ($0.24 per share)	—	—	—	(17,012)	—	(17,012)	—	(17,012)
Dividends declared ($0.08 per share)	—	—	—	(5,535)	—	(5,535)	—	(5,535)
Shares issued under stock option plan including tax effects	477,525	—	7,283	—	—	7,283	—	7,283
Repurchase of shares of common stock	(3,972,100)	(4)	(59,143)	—	—	(59,147)	—	(59,147)
Settlement of restricted stock units	674,392	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(215,841)	—	(3,482)	—	—	(3,482)	—	(3,482)
Share-based compensation	—	—	10,525	—	—	10,525	—	10,525

Balance, December 27, 2011	69,186,967	$69	$206,019	$288,425	$(2,609)	$491,904	$3,918	$495,822
Net income	—	—	—	71,170	—	71,170	2,631	73,801
Unrealized gain on derivatives, net of tax of $0.1 million	—	—	—	—	148	148	—	148
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,712)	(2,712)
Noncontrolling interests contribution	—	—	—	—	—	—	1,816	1,816
Noncontrolling interests liquidation adjustments	—	—	(368)	—	—	(368)	—	(368)
Dividends declared and paid ($0.27 per share)	—	—	—	(18,951)	—	(18,951)	—	(18,951)
Dividends declared ($0.19 per share)	—	—	—	(13,135)	—	(13,135)	—	(13,135)
Shares issued under stock option plan including tax effects	1,115,278	1	14,276	—	—	14,277	—	14,277
Repurchase of shares of common stock	(1,786,855)	(2)	(29,419)	—	—	(29,421)	—	(29,421)
Settlement of restricted stock units	683,614	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(221,959)	—	(3,733)	—	—	(3,733)	—	(3,733)
Share-based compensation	—	—	13,193	—	—	13,193	—	13,193

Balance, December 25, 2012	68,977,045	$69	$199,967	$327,509	$(2,461)	$525,084	$5,653	$530,737
Net income	—	—	—	80,423	—	80,423	3,664	84,087
Unrealized gain on derivatives, net of tax of $0.5 million	—	—	—	—	809	809	—	809
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,116)	(3,116)
Noncontrolling interests liquidation adjustments	—	—	36	—	—	36	—	36
Dividends declared and paid ($0.48 per share)	—	—	—	(33,742)	—	(33,742)	—	(33,742)
Shares issued under stock option plans including tax effects	1,173,945	1	20,027	—	—	20,028	—	20,028
Repurchase of shares of common stock	(461,600)	(1)	(12,760)	—	—	(12,761)	—	(12,761)
Settlement of restricted stock units	991,446	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(328,579)	—	(6,958)	—	—	(6,958)	—	(6,958)
Share-based compensation	—	—	14,740	—	—	14,740	—	14,740

Balance, December 31, 2013	70,352,257	$70	$215,051	$374,190	$(1,652)	$587,659	$6,201	$593,860

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 31, 2013	December 25, 2012	December 27, 2011
Cash flows from operating activities:
Net income including noncontrolling interests	$84,087	$73,801	$66,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,562	46,717	42,709
Deferred income taxes	(947)	(2,166)	70
Loss on disposition of assets	3,794	2,805	2,378
Gain on sale of other concept	(1,800)	—	—
Impairment and closure costs	278	1,459	1,127
Equity income from investments in unconsolidated affiliates	(713)	(428)	(366)
Distributions of income received from investments in unconsolidated affiliates	444	429	336
Provision for doubtful accounts	86	17	183
Share-based compensation expense	14,740	13,193	10,525
Changes in operating working capital:
Receivables	(9,063)	(4,953)	(3,139)
Inventories	(1,057)	(119)	(1,533)
Prepaid expenses and other current assets	(3,066)	(146)	159
Other assets	(4,720)	(2,773)	(3,497)
Accounts payable	5,712	1,736	3,785
Deferred revenue—gift cards	9,555	8,842	4,893
Accrued wages	3,964	1,329	2,651
Excess tax benefits from share-based compensation	(4,887)	(3,605)	(2,255)
Prepaid income taxes and income taxes payable	7,931	806	2,055
Accrued taxes and licenses	4,088	872	63
Other accrued liabilities	5,891	3,842	5,262
Deferred rent	3,453	3,035	2,676
Other liabilities	4,504	3,353	1,910

Net cash provided by operating activities	173,836	148,046	136,419

Cash flows from investing activities:
Capital expenditures—property and equipment	(111,478)	(86,985)	(79,663)
Acquisition of franchise restaurants, net of cash acquired	—	(4,297)	—
Investment in unconsolidated affiliates	(1,180)	—	—
Proceeds from sale of other concept, net	1,387	—	—
Proceeds from sale of property and equipment, including insurance proceeds	23	1,128	188

Net cash used in investing activities	(111,248)	(90,154)	(79,475)

Cash flows from financing activities:
(Repayments of) proceeds from revolving credit facility	—	(10,000)	10,000
Repurchase of shares of common stock	(12,761)	(29,421)	(59,147)
Proceeds from noncontrolling interest contributions and other	—	1,285	—
Distributions to noncontrolling interest holders	(3,116)	(2,712)	(2,270)
Excess tax benefits from share-based compensation	4,887	3,605	2,255
Proceeds from stock option and other deposits, net	593	172	494
Indirect repurchase of shares for minimum tax withholdings	(6,958)	(3,733)	(3,482)
Principal payments on long-term debt and capital lease obligations	(369)	(303)	(275)
Proceeds from exercise of stock options	15,141	10,670	5,016
Dividends paid to shareholders	(46,877)	(24,486)	(17,012)

Net cash used in financing activities	(49,460)	(54,923)	(64,421)

Net increase (decrease) in cash and cash equivalents	13,128	2,969	(7,477)
Cash and cash equivalents—beginning of year	81,746	78,777	86,254

Cash and cash equivalents—end of year	$94,874	$81,746	$78,777

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,400	$2,478	$2,368
Income taxes paid	$27,156	$36,096	$24,641
Capital expenditures included in accounts payable	$1,383	$1,065	$3,171

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

        The accompanying Consolidated Financial Statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest (collectively, the "Company", "we", "our" and/or "us") as of and for the 53 weeks ended December 31, 2013 and 52 weeks ended December 25, 2012 and December 27, 2011. Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC ("Holdings"), Texas Roadhouse Development Corporation ("TRDC"), Texas Roadhouse Management Corp ("Management Corp.") and Strategic Restaurant Concepts, LLC ("Strategic Concepts"). We and our subsidiaries operate restaurants primarily under the Texas Roadhouse name. Holdings also provides supervisory and administrative services for certain other franchise Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Management Corp. provides management services to the Company and certain other franchise Texas Roadhouse restaurants. All significant balances and transactions between the consolidated entities have been eliminated.

        As of December 31, 2013, we owned and operated 346 restaurants and franchised an additional 74 restaurants in 48 states and three foreign countries. Of the 420 restaurants that were operating at December 31, 2013, (i) 346 were Company-owned restaurants, 331 of which were wholly-owned and 15 of which were majority-owned and (ii) 74 were franchise restaurants.

        As of December 25, 2012, we owned and operated 320 restaurants and franchised or licensed an additional 72 restaurants in 47 states and two foreign countries. Of the 392 restaurants that were operating at December 25, 2012, (i) 320 were Company-owned restaurants, 305 of which were wholly-owned and 15 of which were majority-owned, (ii) 71 were franchise restaurants and (iii) one was a license restaurant.

(2) Summary of Significant Accounting Policies

  (a)    Principles of Consolidation

        As of December 31, 2013 and December 25, 2012, we owned a 5.0% to 10.0% equity interest in 23 restaurants. The unconsolidated restaurants are accounted for using the equity method. While we exercise significant control over these franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investments in these unconsolidated affiliates are included in Other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the companies whose accounts have been consolidated have been eliminated.

  (b)    Fiscal Year

        We utilize a 52 or 53 week accounting period that ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal year 2013 was 53 weeks in length. In fiscal 2013, the 53rd week added approximately $32.0 million to restaurant sales and total revenues and an

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

estimated $0.03 to $0.04 to diluted earnings per share in our consolidated statements of income and comprehensive income. Fiscal years 2012 and 2011 were 52 weeks in length.

  (c)    Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Book overdrafts are recorded in accounts payable and are included within operating cash flows. Cash and cash equivalents also included receivables from credit card companies, which amounted to $7.7 million and $19.7 million at December 31, 2013 and December 25, 2012, respectively, because the balances are settled within two to three business days.

  (d)    Receivables

        Receivables consist principally of amounts due from retail gift card providers, certain franchise restaurants for reimbursement of labor costs, pre-opening and other expenses, and amounts due for royalty fees from franchise restaurants.

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

        The cost of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized and indefinite-lived assets and included in Property and equipment, net.

        Repairs and maintenance expense amounted to $15.9 million, $13.8 million and $12.6 million for the years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively. These costs are included in other operating costs in our consolidated statements of income and comprehensive income.

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

        The valuation approaches used to determine fair value are subject to key judgments and assumptions that are sensitive to change such as judgment and assumptions about appropriate revenue growth rates, operating margins, weighted average cost of capital and comparable company and acquisition market multiples. In estimating the fair value using the capitalization of earnings method or discounted cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact fair value. The judgments and assumptions used are consistent with what we believe hypothetical market participants would use. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments. If the estimates used in performing the impairment test prove inaccurate, the fair value of the restaurants

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

        In 2013, as a result of our annual goodwill impairment analysis, we determined that there was no goodwill impairment. In 2012, as a result of our annual goodwill impairment analysis, we determined that goodwill related to one restaurant was impaired as discussed further in note 15. Refer to note 6 for additional information related to goodwill and intangible assets.

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

  (j)    Impairment or Disposal of Long-lived Assets

        In accordance with ASC 360-10-05, Property, Plant and Equipment, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results below $300,000 at the individual restaurant level signals potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth. Assumptions about important factors such as trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. If the carrying amount of the restaurant exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the assets. We generally measure fair value by discounting estimated future cash flows or by independent third party appraisal, if available. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. In 2013, we recorded $0.2 million of impairment related to one previously closed restaurant. In 2012, as a result of our impairment analysis, we determined that the building, equipment, furniture and fixtures at one restaurant was impaired. For further discussion regarding closures and impairments recorded in 2013, 2012 and 2011, including the impairments of goodwill and other long-lived assets, refer to note 15.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (k)    Insurance Reserves

        We self-insure a significant portion of expected losses under our workers compensation, general liability, employment practices liability, property insurance and employee healthcare programs. We purchase insurance for individual claims that exceed the amounts listed below:

Employment practices liability	$250,000
Workers compensation	$350,000
General liability	$250,000
Property	$50,000
Employee healthcare	$150,000

        We record a liability for unresolved claims and for an estimate of incurred but not reported claims at our anticipated cost based on estimates provided by management, a third party administrator and/or actuary. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances. The workers compensation and general liability reserves are discounted as we consider the amount and timing of cash payments reliably determinable. The discount is not significant.

  (l)    Segment Reporting

        We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. As of December 31, 2013, we operated 346 restaurants, each as a single operating segment, and franchised an additional 74 restaurants. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue.

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

        We franchise Texas Roadhouse restaurants. We execute franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. We collect ongoing royalties of 2.0% to 4.0% of sales from our domestic franchisees, along with royalties paid to us by our international franchisee. These ongoing royalties are reflected in the accompanying consolidated statements of income and comprehensive income as franchise royalties and fees. We recognize initial franchise fees as revenue after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant. We received initial franchise fees of $0.1 million for the year ended December 31, 2013. We received initial franchise fees of $0.2 million for both of the years ended December 25, 2012 and December 27, 2011. Continuing franchise royalties are recognized as revenue as the fees are earned. We also perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Total revenue from supervisory and administrative services recorded for the years ended December 31, 2013, December 25, 2012 and December 27, 2011 was approximately $0.7 million, $0.6 million and $0.6 million, respectively.

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

  (o)    Advertising

        We have a domestic system-wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund's activity for the years ended December 31, 2013, December 25, 2012 and December 27, 2011. Domestic company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. These reimbursements do not exceed the costs incurred by the advertising fund throughout the year associated with various marketing programs which are developed internally by us. Therefore, the net amount of the advertising costs incurred less amounts remitted by company and franchise restaurants is

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

included in general and administrative expense in our consolidated statements of income and comprehensive income.

        The company-owned restaurant contribution and other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income. These costs amounted to approximately $10.1 million, $9.1 million and $8.5 million for the years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively.

  (p)    Leases and Leasehold Improvements

        We lease land, buildings and/or certain equipment for the majority of our restaurants under non-cancelable lease agreements. Our land and/or building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more five-year periods. We account for leases in accordance with ASC 840, Leases, and other related authoritative guidance. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.

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

        Additionally, certain of our operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable. This may result in some variability in rent expense as a percentage of sales over the term of the lease in restaurants where we pay contingent rent.

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

  (q)    Use of Estimates

        We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenue and expenses during the period to prepare these consolidated financial statements in conformity with generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, share-based compensation expense and income taxes. Actual results could differ from those estimates.

  (r)    Comprehensive Income

        ASC 220, Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and other comprehensive income (loss) items that are excluded from net income under GAAP in the United States. The effective unrealized portion of changes in fair value of cash flow hedges is our only other comprehensive income item.

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

        We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. Our current derivatives have been designated and qualify as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. There was no hedge ineffectiveness recognized during the years ended December 31, 2013, December 25, 2012 and December 27, 2011.

  (u)    Reclassifications

        Certain prior year amounts have been reclassified in our consolidated financial statements to conform with current year presentation.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (v)    Recent Accounting Pronouncements

  Comprehensive Income
  (Accounting Standards Update 2013-02, "ASU 2013-2")

        In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income ("AOCI"), but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 was effective for fiscal years beginning after December 15, 2012 (our 2013 fiscal year). The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows.

(3) Divestitures and Acquisitions

        On December 31, 2013, we sold our Aspen Creek concept, including two restaurants, and, pursuant to the terms of the purchase agreement, we received two Texas Roadhouse franchise restaurants in Ohio and $1.5 million in cash, for an aggregate transaction value of $6.0 million. We recorded a $1.8 million gain in conjunction with the sale of the Aspen Creek concept and restaurants. The acquisition of the two franchise restaurants did not have a significant net revenue or accretive impact since the restaurants were acquired on the last day of our fiscal year. The acquisition is consistent with our long-term strategy to increase net income and earnings per share.

        The acquisition of the two franchise restaurants was accounted for using the purchase method as defined in ASC 805, Business Combinations ("ASC 805"). Based on a purchase price of $4.5 million, $3.0 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

        The purchase price has been preliminary allocated as follows:

Current assets	$64
Property and equipment, net	558
Goodwill	3,013
Intangible asset	1,154
Current liabilities	(139)
Other liabilities	(150)

$4,500

        As a result of this acquisition, we recorded an intangible asset associated with reacquired franchise rights of $1.2 million in accordance with ASC 805. ASC 805 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. ASC 805 also requires that certain reacquired rights (including the rights to the acquirer's trade name under a franchise agreement) be recognized as intangible assets apart from goodwill.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Divestitures and Acquisitions (Continued)

        The fair value of $1.2 million assigned to the intangible asset acquired was determined primarily using valuation methods that discount expected future cash flow to present value using estimates and assumptions determined by management. The intangible asset has a weighted-average life of approximately 3.7 years based on the remaining terms of the franchise agreements. We expect the annual expense for the next four years to average approximately $0.3 million.

        On December 25, 2012, we acquired two franchise restaurants in Illinois, which had no significant net revenue or accretive impact since the restaurants were acquired on the last day of our fiscal year. Pursuant to the terms of the purchase agreement, we paid a purchase price of $4.2 million. This acquisition is consistent with our long-term strategy to increase net income and earnings per share.

        This transaction was accounted for using the purchase method as defined in ASC 805. Based on a purchase price of $4.2 million, $2.8 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

        The purchase price has been allocated as follows:

Current assets	$64
Property and equipment, net	304
Goodwill	2,759
Intangible asset	1,342
Current liabilities	(195)
Other liabilities	(64)

$4,210

        As a result of this acquisition, we recorded an intangible asset associated with reacquired franchise rights of $1.3 million in accordance with ASC 805. The fair value of $1.3 million assigned to the intangible asset acquired was determined primarily using valuation methods that discount expected future cash flow to present value using estimates and assumptions determined by management. The intangible asset has a weighted-average life of approximately 2.6 years based on the remaining terms of the franchise agreements. We recorded amortization expense relating to the intangible asset of $0.6 million for the year ended December 31, 2013. We expect the annual expense to be $0.5 million for 2014, $0.2 million for 2015 and $0.1 million for 2016.

        Pro forma results of operations have not been presented because the effects of the acquisitions were not material to our consolidated financial position, results of operations or cash flows.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt and Obligations Under Capital Leases

        Long-term debt and obligations under capital leases consisted of the following:

	December 31, 2013	December 25, 2012
Installment loans, due 2014 - 2020	$1,233	$1,473
Obligations under capital leases	—	129
Revolver	50,000	50,000

	51,233	51,602
Less current maturities	243	338

	$50,990	$51,264

        Maturities of long-term debt at December 31, 2013 are as follows:

2014	$243
2015	283
2016	157
2017	159
2018	50,177
Thereafter	214

$51,233

        The weighted average interest rate for installment loans outstanding at December 31, 2013 and December 25, 2012 was 10.54% and 10.56%, respectively. The debt is secured by certain land and buildings and is subject to certain prepayment penalties.

        On November 1, 2013, we entered into Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty with respect to our revolving credit facility dated as of August 12, 2011 with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. The revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million. The amendment provides us with the option to increase the revolving credit facility by $200.0 million, up to $400.0 million, subject to certain limitations. The original revolving credit facility provided an option to increase the borrowing amount by $100.0 million, up to $300.0 million. The amendment also extends the maturity date of the revolving credit facility until November 1, 2018.

        The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both December 31, 2013 and December 25, 2012 was 3.96%, including the impact of interest rate swaps. At December 31, 2013, we had $50.0 million outstanding under the revolving credit facility and $145.3 million of availability, net of $4.7 million of outstanding letters of credit.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt and Obligations Under Capital Leases (Continued)

        The lenders' obligation to extend credit under the revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 31, 2013.

        On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the $25.0 million notional amount. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income (loss).

        On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the $25.0 million notional amount. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income (loss).

(5) Property and Equipment, Net

        Property and equipment were as follows:

	December 31, 2013	December 25, 2012
Land and improvements	$100,456	$99,536
Buildings and leasehold improvements	457,139	418,412
Equipment and smallwares	229,621	203,313
Furniture and fixtures	71,329	62,686
Construction in progress	25,516	10,167
Liquor licenses	6,667	6,592

	890,728	800,706
Accumulated depreciation and amortization	(304,536)	(269,052)

	$586,192	$531,654

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(5) Property and Equipment, Net (Continued)

        The amount of interest capitalized in connection with restaurant construction was approximately $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively.

(6) Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 27, 2011	110,946	9,042
Additions	2,741	1,511
Amortization expense	—	(1,076)
Disposals and other, net	—	—
Impairment	(252)	(213)

Balance as of December 25, 2012	113,435	9,264
Additions	3,033	985
Amortization expense	—	(1,624)
Disposals and other, net	—	—
Impairment	—	—

Balance as of December 31, 2013	116,468	8,625

        Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 31, 2013 were $16.1 million and $7.5 million, respectively. As of December 25, 2012, the gross carrying amount and accumulated amortization of the intangible assets was $15.1 million and $5.9 million. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. Amortization expense for the next five years is expected to range from $0.9 million to $1.8 million. Refer to note 3 for discussion of the acquisition completed on December 31, 2013.

(7) Leases

        The following is a schedule of future minimum lease payments required for operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2013:

Operating Leases
2014	$29,330
2015	27,213
2016	26,345
2017	26,534
2018	26,879
Thereafter	385,772

Total	$522,073

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(7) Leases (Continued)

        Rent expense for operating leases consisted of the following:

	December 31, 2013	December 25, 2012	December 27, 2011
Minimum rent—occupancy	$28,191	$25,110	$22,532
Contingent rent	787	687	618

Rent expense, occupancy	28,978	25,797	23,150
Minimum rent—equipment and other	3,502	3,393	3,013

Rent expense	$32,480	$29,190	$26,163

(8) Income Taxes

        Components of our income tax (benefit) and provision for the years ended December 31, 2013, December 25, 2012 and December 27, 2011 are as follows:

	Fiscal Year Ended
	December 31, 2013	December 25, 2012	December 27, 2011
Current:
Federal	$28,648	$29,286	$20,546
State	6,439	7,618	6,149

Total current	35,087	36,904	26,695
Deferred:
Federal	(919)	(1,511)	289
State	(28)	(655)	(219)

Total deferred	(947)	(2,166)	70

Income tax provision	$34,140	$34,738	$26,765

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to our effective tax rate for December 31, 2013, December 25, 2012 and December 27, 2011 is as follows:

	December 31, 2013	December 25, 2012	December 27, 2011
Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.7	3.7
FICA tip tax credit	(6.5)	(6.2)	(6.0)
HIRE retention credit	—	—	(2.1)
Work opportunity tax credit	(1.7)	(0.9)	(1.2)
Incentive stock options	(0.7)	(0.2)	(0.2)
Nondeductible officer compensation	0.4	1.2	0.5
Net income attributable to noncontrolling interests	(1.1)	—	—
Other	—	0.2	(0.2)

Total	28.9%	32.8%	29.5%

        In prior years, we deducted net income attributable to noncontrolling interests from income before taxes as shown in our consolidated statements of income and comprehensive income to determine the effective tax rates shown in the table above. The impact of including the net income attributable to noncontrolling interests would have reduced our effective tax rate to 32.0% and 28.7% for the years ended December 25, 2012 and December 27, 2011, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        Components of deferred tax assets (liabilities) are as follows:

	December 31, 2013	December 25, 2012
Deferred tax assets:
Insurance reserves	$3,876	$3,142
Other reserves	515	450
Deferred rent	8,563	7,185
Share-based compensation	5,246	5,231
Deferred revenue—gift cards	3,860	3,135
Deferred compensation	4,200	3,507
Other assets and liabilities	3,311	2,456

Total deferred tax asset	29,571	25,106

Deferred tax liabilities:
Property and equipment	(27,585)	(24,449)
Goodwill and intangibles	(3,304)	(2,943)
Other assets and liabilities	(1,603)	(980)

Total deferred tax liability	(32,492)	(28,372)

Net deferred tax liability	$(2,921)	$(3,266)

Current deferred tax asset	$2,853	$2,836
Noncurrent deferred tax liability	(5,774)	(6,102)

Net deferred tax liability	$(2,921)	$(3,266)

        We have not provided any valuation allowance as we believe the realization of our deferred tax assets is more likely than not.

        A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

	Uncertain tax positions impacting tax rate	Uncertain tax positions not impacting tax rate	Total uncertain tax positions
Balance at December 27, 2011	$124	$—	$124
Additions to tax positions related to prior years	145	—	145
Reductions due to statute expiration	(87)	—	(87)

Balance at December 25, 2012	182	—	182
Additions to tax positions related to current year	102	—	102
Reductions due to exam settlement	(112)	—	(112)

Balance at December 31, 2013	$172	$—	$172

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        We recognize both interest and penalties on unrecognized tax benefits as part of income tax expense. As of December 31, 2013 and December 25, 2012, the total amount of accrued penalties and interest related to uncertain tax provisions was immaterial.

        All entities for which unrecognized tax benefits exist as of December 31, 2013 possess a December tax year-end. As a result, as of December 31, 2013, the tax years ended December 28, 2010, December 27, 2011 and December 25, 2012 remain subject to examination by all tax jurisdictions. As of December 31, 2013, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 31, 2013, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 30, 2014.

(9) Preferred Stock

        Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 31, 2013 and December 25, 2012.

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

        For the years ended December 31, 2013, December 25, 2012 and December 27, 2011, we paid approximately $12.8 million, $29.4 million and $59.1 million to repurchase 461,600, 1,786,855 and 3,972,100 shares of our common stock, respectively.

(11) Earnings Per Share

        The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding. The diluted earnings per share calculations show the effect of the weighted-average stock options and RSUs outstanding from our equity incentive plans as discussed in note 13.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(11) Earnings Per Share (Continued)

        The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	Fiscal Year Ended
	December 31, 2013	December 25, 2012	December 27, 2011
Options	—	292,193	521,512
Nonvested stock	23,520	—	—

Total	23,520	292,193	521,512

        The following table sets forth the calculation of earnings per share and weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 31, 2013	December 25, 2012	December 27, 2011
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$80,423	$71,170	$63,964

Basic EPS:
Weighted-average common shares outstanding	70,089	70,026	70,829

Basic EPS	$1.15	$1.02	$0.90

Diluted EPS:
Weighted-average common shares outstanding	70,089	70,026	70,829
Dilutive effect of stock options and nonvested stock	1,273	1,459	1,449

Shares—diluted	71,362	71,485	72,278

Diluted EPS	$1.13	$1.00	$0.88

(12) Commitments and Contingencies

        The estimated cost of completing capital project commitments at December 31, 2013 and December 25, 2012 was approximately $65.2 million and $73.2 million, respectively.

        Effective December 31, 2013, we sold two restaurants, which operated under the name Aspen Creek, located in Irving, TX and Louisville, KY. We assigned the leases associated with these restaurants to the acquirer, but remain contingently liable if the acquirer defaults, under the terms of the lease. We are contingently liable for the initial term of the lease and any renewal periods. The Irving lease has an initial term that expires December 2019, along with three five-year renewals. The Louisville lease has an initial term that expires November 2023, along with three five-year renewals. The assignment of the Louisville lease releases us from liability after the initial lease term expiration

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(12) Commitments and Contingencies (Continued)

contingent upon certain conditions being met by the acquirer. As the fair value of the guarantees is not considered significant, no liability has been recorded.

        We entered into real estate lease agreements for five franchises, listed in the table below, before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease.

	Lease Assignment Date	Initial Lease Term Expiration
Everett, Massachusetts(1)	September 2002	February 2018
Longmont, Colorado(1)	October 2003	May 2014
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota(1)	February 2006	July 2016
Logan, Utah	January 2009	August 2019

(1)
As discussed in note 17, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

        We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five-year renewals. As the fair value of the guarantees is not considered significant, no liability has been recorded.

        During the year ended December 31, 2013, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

        On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts ("Court"), Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age. The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs. We have filed an answer to the complaint, and the case is in discovery. We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. We cannot estimate the possible amount or range of loss, if any, associated with this matter.

        On January 19, 2011, a Massachusetts putative class action was filed styled Jenna Crenshaw, Andrew Brickley, et al, and all others similarly situated v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse of Everett, LLC and Texas Roadhouse Management Corp., d/b/a Texas Roadhouse. The complaint was filed in the United States District Court, District of Massachusetts. The complaint alleged a failure to comply with Massachusetts wage laws specifically that we improperly shared pooled tips with ineligible employees. On September 5, 2012, the court approved a Settlement Agreement (the "Agreement") between the parties and dismissed the complaint. Under

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(12) Commitments and Contingencies (Continued)

the Agreement, we agreed to pay $5.0 million, which includes payment of the plaintiffs' attorneys' fees, payment of expenses to administer the settlement, and individual payments to resolve the claims of servers employed in Massachusetts restaurants from January 18, 2005 through September 5, 2012, the date of final court approval. As a result of the Agreement, as previously reported, we recorded a $5.0 million charge in the first quarter of 2012 which is included in general and administrative expenses in our consolidated statements of income and comprehensive income.

        We are involved in various other claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

(13) Share-based Compensation

        On May 16, 2013, the Company's stockholders approved the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (the "Plan"). The Plan provides for the granting of incentive and non-qualified stock options to purchase shares of common stock, stock appreciation rights, and full value awards, including restricted stock, restricted stock units ("RSUs"), deferred stock units, performance stock and performance stock units. As a result of the approval of the Plan, no future awards will be made under the Texas Roadhouse, Inc. 2004 Equity Incentive Plan.

        Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by eliminating stock option grants and, instead, granting RSUs as a form of share-based compensation. An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement.

        The following table summarizes the share-based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 31, 2013	December 25, 2012	December 27, 2011
Labor expense	$5,439	$4,570	$3,905
General and administrative expense	9,301	8,623	6,620

Total share-based compensation expense	$14,740	$13,193	$10,525

        Share-based compensation activity by type of grant as of December 31, 2013 and changes during the period then ended is presented below.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

Summary Details for Share Options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 25, 2012	2,258,921	$13.24
Granted	—	—
Forfeited	(41,624)	9.64
Exercised	(1,173,859)	12.90

Outstanding at December 31, 2013	1,043,438	$13.77	2.25	$14,637

Exercisable at December 31, 2013	1,043,438	$13.77	2.25	$14,637

        No stock options were granted during the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011.

        The total intrinsic value of options exercised during the years ended December 31, 2013, December 25, 2012 and December 27, 2011 was $11.2 million, $8.7 million and $3.0 million, respectively. No stock options vested during the 53 week period ended December 31, 2013. The total grant date fair value of stock options vested during the years ended December 25, 2012 and December 27, 2011 was $0.2 million and $0.7 million, respectively.

        For the years ended December 31, 2013, December 25, 2012 and December 27, 2011, cash received before tax withholdings from options exercised was $15.1 million, $10.7 million and $5.0 million, respectively. The excess tax benefit realized from tax deductions associated with options exercised for the years ended December 31, 2013, December 25, 2012 and December 27, 2011 was $4.9 million, $3.6 million and $2.3 million, respectively.

Summary Details for RSUs

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 25, 2012	1,803,514	$15.73
Granted	531,355	23.57
Forfeited	(59,561)	17.93
Vested	(991,446)	15.98

Outstanding at December 31, 2013	1,283,862	$18.68	8.53	$35,691

        As of December 31, 2013, with respect to unvested RSUs, there was $12.4 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years. The vesting terms of the RSUs range from approximately 1.0 to 5.0 years. The total intrinsic value of RSUs vested during the years ended December 31, 2013, December 25, 2012 and December 27, 2011 was $21.3 million, $11.6 million and $11.0 million, respectively.

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

        There were no transfers among levels within the fair value hierarchy during the year ended December 31, 2013.

        The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 31, 2013	December 25, 2012
Interest rate swaps	2	$(2,696)	$(4,016)
Deferred compensation plan—assets	1	11,916	9,145
Deferred compensation plan—liabilities	1	(11,913)	(9,160)

        The fair values of our interest rate swaps were determined based on industry-standard valuation models. Such models project future cash flows and discount the future amounts to present value using market-based observable inputs including interest rate curves. See note 16 for discussion of our interest rate swaps.

        The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in our consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third-party broker statements. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the consolidated statements of income and comprehensive income.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(14) Fair Value Measurement (Continued)

        The following table presents the fair values for our assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements			Total losses
	Level	December 31, 2013	December 25, 2012	December 31, 2013	December 25, 2012
Long-lived assets	2	$1,203	$1,398	$195	$—
Goodwill and intangible assets	3	—	740	—	465

        Long-lived assets include land and building related to a previously closed restaurant and are valued using Level 2 inputs, primarily discussions with the broker regarding recent offers on the property. These assets are included in Property and equipment, net in our consolidated balance sheets. Cost to market and/or sell the assets are factored into the estimates of fair value.

        At December 25, 2012, goodwill in the table above relates to one underperforming restaurant in which the carrying value of the associated goodwill was reduced to fair value, based on their historical results and anticipated future trends of operations. This charge is included in Impairment and closures in our consolidated statements of income and comprehensive income. For further discussion of impairment charges, see note 15.

        At December 31, 2013 and December 25, 2012, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our revolving credit facility at December 31, 2013 and December 25, 2012 approximated its carrying value since it is a variable rate credit facility (Level 2). The fair value of our installment loans is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loans are as follows:

	December 31, 2013		December 25, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans—Level 2	$1,233	$1,434	$1,473	$1,752

(15) Impairment and Closure Costs

        We recorded impairment charges of $0.4 million, $1.6 million and $1.2 million for the years ended 2013, 2012, and 2011, respectively, related to goodwill and/or long-lived assets. These charges were measured and recognized following current accounting guidance which requires that the carrying value of these assets be tested for impairment whenever circumstances indicate that impairment may exist, or at least annually in the case of goodwill. Refer to note 2 for further discussion of the methodology used by us to test for long-lived asset and goodwill impairment.

        Impairment charges in 2013 included $0.2 million related to the write-down of a building associated with one restaurant closed in 2009. The write-down of the building was based on discussions with the broker regarding recent offers on the property. The remaining $0.2 million in expenses were ongoing closure costs associated with one restaurant that was closed in 2012 and one restaurant that was closed in 2009.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(15) Impairment and Closure Costs (Continued)

        Impairment charges in 2012 included $0.5 million associated with the impairment of goodwill and intangible assets related to one restaurant and $0.9 million related to the write-down of building, equipment and furniture and fixtures associated with one restaurant closed in 2012. The goodwill impairment charges in 2012 resulted from our annual testing which relies, in part, on the historical trends and anticipated future trends of operations of individual restaurants. The remaining $0.2 million in expenses were ongoing closure costs associated with one restaurant that was closed in 2012 and one restaurant that was closed in 2009.

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

        We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments. Changes in the fair value of the interest rate swaps will be reported as a component of accumulated other comprehensive income or loss. Additionally, amounts related to the yield adjustment of the hedged interest payments are subsequently reclassified into interest expense in the same period which the related interest affects earnings. We will reclassify any gain or loss from accumulated other comprehensive income or loss, net of tax, in our consolidated balance sheet to interest expense in our consolidated statement of income and comprehensive income when the interest rate swap expires or at the time we choose to terminate the swap. See note 14 for fair value discussion of these interest rate swaps.

        The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under ASC 815:

			Derivative Assets		Derivative Liabilities
	Balance Sheet Location		December 31, 2013	December 25, 2012	December 31, 2013	December 25, 2012
Derivative Contracts Designated as Hedging Instruments under ASC 815		(1)
Interest rate swaps			$—	$—	$2,696	$4,016

Total Derivative Contracts			$—	$—	$2,696	$4,016

(1)
Derivative assets and liabilities are included in fair value of derivative financial instruments on the consolidated balance sheets.

        The following table summarizes the effect of our interest rate swaps in the consolidated statements of income and comprehensive income for the 53 and 52 weeks ended December 31, 2013 and December 25, 2012:

	Fiscal Year Ended
	December 31, 2013	December 25, 2012	December 27, 2011
Gain (loss) recognized in AOCI, net of tax (effective portion)	$809	$148	$(1,271)
Loss reclassified from AOCI to income (effective portion)	$99	$124	$118

        The loss reclassified from AOCI to income was recognized in interest expense on our consolidated statements of income and comprehensive income. For each of the fiscal periods ended December 31, 2013, December 25, 2012 and December 27, 2011, we did not recognize any gain or loss due to hedge

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(16) Derivative and Hedging Activities (Continued)

ineffectiveness related to the derivative instruments in the consolidated statements of income and comprehensive income.

(17) Related Party Transactions

        The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The lease term is 15 years and will terminate in November 2014. The lease can be renewed for two additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $0.2 million for each of the years ended December 31, 2013, December 25, 2012 and December 27, 2011.

        The Bossier City, Louisiana restaurant, of which Mr. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and building from an entity owned by Mr. Ortiz. The lease term is 15 years and will terminate on March 31, 2020. Rent is approximately $16,600 per month and escalates 10% each five years during the term. The next rent escalation is in the second quarter of 2015. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent. Total rent payments were approximately $0.2 million for each of the years ended December 31, 2013, December 25, 2012 and December 27, 2011.

        We have 15 franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company as of December 31, 2013, December 25, 2012 and December 27, 2011. These entities paid us fees of $2.4 million, $2.3 million and $2.2 million for the years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively. As discussed in note 12, we are contingently liable on leases which are related to three of these restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(18) Selected Quarterly Financial Data (unaudited)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$359,676	$352,119	$334,770	$376,020	$1,422,585
Total costs and expenses	$321,508	$322,322	$309,074	$349,966	$1,302,870
Income from operations	$38,168	$29,797	$25,696	$26,054	$119,715
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$26,171	$19,963	$17,170	$17,119	$80,423
Basic earnings per common share	$0.38	$0.29	$0.24	$0.24	$1.15
Diluted earnings per common share	$0.37	$0.28	$0.24	$0.24	$1.13
Cash dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$324,869	$320,275	$308,656	$309,531	$1,263,331
Total costs and expenses	$295,467	$289,028	$280,922	$287,456	$1,152,873
Income from operations	$29,402	$31,247	$27,734	$22,075	$110,458
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$18,869	$20,310	$18,067	$13,924	$71,170
Basic earnings per common share	$0.27	$0.29	$0.26	$0.20	$1.02
Diluted earnings per common share	$0.27	$0.28	$0.25	$0.19	$1.00
Cash dividends declared per share	$0.09	$0.09	$0.09	$0.19	$0.46

        In the fourth quarter of 2013, we recorded a gain of $1.8 million ($1.2 million after-tax) associated with the sale of the Aspen Creek concept, including two restaurants. The fourth quarter of 2013 also includes an estimated impact of $0.03 to $0.04 per share for the 53rd week. See Note 2 for further discussion.

        In the first quarter of 2012, we recorded a charge of $5.0 million ($3.1 million after-tax) associated with a legal settlement. In the fourth quarter of 2012, we recorded closure costs of $1.1 million ($0.7 million after-tax) primarily for fixed assets that were written off due to the closure of a restaurant. In addition, in the fourth quarter of 2012, we recorded a charge of $0.5 million ($0.3 million after-tax) associated with the impairment of goodwill related to one restaurant which the carrying value was reduced to fair value.

        See note 15 for further discussion of impairment and closure costs.