Form 10-Q
period 2014-04-01
Texas Roadhouse, Inc.
filed 2014-05-09
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2014

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

The number of shares of common stock outstanding were 69,708,397 on April 30, 2014.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

		(As Adjusted)
	April 1, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$90,696	$94,874
Receivables, net of allowance for doubtful accounts of $12 at April 1, 2014 and $4 at December 31, 2013	16,939	25,391
Inventories, net	11,315	11,954
Prepaid income taxes	232	421
Prepaid expenses	11,045	10,250
Deferred tax assets	3,123	2,853
Total current assets	133,350	145,743
Property and equipment, net of accumulated depreciation of $315,901 at April 1, 2014 and $304,536 at December 31, 2013	596,656	586,212
Goodwill	117,197	117,197
Intangible assets, net	7,433	7,876
Other assets	19,903	20,616
Total assets	$874,539	$877,644

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$240	$243
Accounts payable	40,441	38,404
Deferred revenue — gift cards	40,234	62,723
Accrued wages	31,794	28,994
Income taxes payable	10,379	—
Accrued taxes and licenses	16,203	17,434
Dividends payable	10,481	—
Other accrued liabilities	28,393	27,382
Total current liabilities	178,165	175,180
Long-term debt, excluding current maturities	50,922	50,990
Stock option and other deposits	5,776	5,311
Deferred rent	24,555	23,742
Deferred tax liabilities	5,287	5,774
Fair value of derivative financial instruments	2,402	2,696
Other liabilities	19,092	20,091
Total liabilities	286,199	283,784
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, ($0.001 par value, 100,000,000 shares authorized, 69,787,875 and 70,352,257 shares issued and outstanding at April 1, 2014 and December 31, 2013, respectively)	70	70
Additional paid-in-capital	193,368	215,051
Retained earnings	390,174	374,190
Accumulated other comprehensive loss	(1,472)	(1,652)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	582,140	587,659
Noncontrolling interests	6,200	6,201
Total equity	588,340	593,860
Total liabilities and equity	$874,539	$877,644

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(tabular amounts in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	April 1, 2014	March 26, 2013
Revenue:
Restaurant sales	$393,956	$356,564
Franchise royalties and fees	3,186	3,112

Total revenue	397,142	359,676

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	134,812	124,552
Labor	114,672	101,661
Rent	8,042	7,057
Other operating	60,853	55,778
Pre-opening	4,277	2,824
Depreciation and amortization	14,085	12,212
Impairment and closure	17	57
General and administrative	20,200	17,367

Total costs and expenses	356,958	321,508

Income from operations	40,184	38,168

Interest expense, net	558	595
Equity income from investments in unconsolidated affiliates	(212)	(180)

Income before taxes	39,838	37,753
Provision for income taxes	12,230	10,534
Net income including noncontrolling interests	$27,608	$27,219
Less: Net income attributable to noncontrolling interests	1,143	1,048

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$26,465	$26,171

Other comprehensive income, net of tax:
Unrealized gain on derivatives, net of tax of $(0.1) million and $(0.1) million, respectively	180	196

Total comprehensive income	$26,645	$26,367

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.38	$0.38

Diluted	$0.37	$0.37

Weighted-average shares outstanding:
Basic	70,132	69,359

Diluted	71,080	70,583

Cash dividends declared per share	$0.15	$0.12

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(tabular amounts in thousands, except share data)

(unaudited)

	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 31, 2013	70,352,257	$70	$215,051	$374,190	$(1,652)	$587,659	$6,201	$593,860

Net income	—	—	—	26,465	—	26,465	1,143	27,608
Unrealized gain on derivatives, net of tax of $(0.1)	—	—	—	—	180	180	—	180
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,144)	(1,144)
Dividends declared ($0.15 per share)	—	—	—	(10,481)	—	(10,481)		(10,481)
Shares issued under stock option plan including tax effects	108,160	—	2,490	—	—	2,490	—	2,490
Repurchase shares of common stock	(960,000)	(1)	(24,172)	—		(24,173)		(24,173)
Settlement of restricted stock units	429,792	1	—	—	—	1	—	1
Indirect repurchase of shares for minimum tax withholdings	(142,334)	—	(3,622)	—	—	(3,622)	—	(3,622)
Share-based compensation	—	—	3,621	—	—	3,621	—	3,621

Balance, April 1, 2014	69,787,875	$70	$193,368	$390,174	$(1,472)	$582,140	$6,200	$588,340

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	April 1, 2014	March 26, 2013
Cash flows from operating activities:
Net income including noncontrolling interests	$27,608	$27,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,085	12,212
Deferred income taxes	(871)	(876)
Loss on disposition of assets	653	825
Equity income from investments in unconsolidated affiliates	(212)	(180)
Distributions of income received from investments in unconsolidated affiliates	138	116
Provision for doubtful accounts	8	5
Share-based compensation expense	3,621	3,512
Changes in operating working capital:
Receivables	8,444	5,360
Inventories	639	471
Prepaid expenses and other current assets	(795)	(2,050)
Other assets	788	(949)
Accounts payable	385	2,760
Deferred revenue — gift cards	(22,489)	(20,500)
Accrued wages	2,800	2,175
Excess tax benefits from share-based compensation	(1,228)	(1,118)
Prepaid income taxes and income taxes payable	11,796	10,015
Accrued taxes and licenses	(1,231)	244
Other accrued liabilities	1,011	(2,461)
Deferred rent	813	683
Other liabilities	(999)	1,308

Net cash provided by operating activities	$44,964	$38,771

Cash flows from investing activities:
Capital expenditures — property and equipment	(23,087)	(14,955)
Proceeds from sale of property and equipment, including insurance proceeds, and other	—	132

Net cash used in investing activities	$(23,087)	$(14,823)

Cash flows from financing activities:
Repurchase of shares of common stock	(24,172)	—
Distributions to noncontrolling interests	(1,144)	(948)
Excess tax benefits from share-based compensation	1,228	1,118
Proceeds from (repayments of) stock option and other deposits, net	464	(169)
Indirect repurchase of shares for minimum tax withholdings	(3,622)	(3,011)
Principal payments on long-term debt and capital lease obligations	(71)	(82)
Proceeds from exercise of stock options	1,262	5,986
Dividends paid to shareholders	—	(13,135)

Net cash used in financing activities	$(26,055)	$(10,241)

Net (decrease) increase in cash and cash equivalents	(4,178)	13,707
Cash and cash equivalents — beginning of period	94,874	81,746
Cash and cash equivalents — end of period	$90,696	$95,453

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$587	$593
Income taxes paid	$1,305	$1,395
Capital expenditures included in accounts payable	$3,035	$1,712

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  (“TRI”), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest (collectively the “Company,” “we,” “our” and/or “us”) as of April 1, 2014 and December 31, 2013 and for the 13 weeks ended April 1, 2014 and March 26, 2013.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corporation (“Management Corp.”) and Strategic Restaurant Concepts, LLC (“Strategic Concepts”).  We and our subsidiaries operate restaurants primarily under the Texas Roadhouse name. Holdings also provides supervisory and administrative services for certain other franchise Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company and certain other franchise Texas Roadhouse restaurants.  All significant balances and transactions between the consolidated entities have been eliminated.

As of April 1, 2014 and March 26, 2013, we owned 5.0% to 10.0% equity interests in 23 franchise restaurants.  Additionally, as of April 1, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 weeks ended April 1, 2014 are not necessarily indicative of the results that may be expected for the year ending December 30, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table summarizes the share-based compensation recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	April 1, 2014	March 26, 2013

Labor expense	$1,368	$1,330
General and administrative expense	2,253	2,182
Total share-based compensation expense	$3,621	$3,512

Share-based compensation activity by type of grant as of April 1, 2014 and changes during the 13 weeks then ended are presented below.

Summary Details for Share Options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,043,438	$13.77
Granted	—	—
Forfeited	—	—
Exercised	(108,160)	11.67
Outstanding at April 1, 2014	935,278	$14.02	2.14	$11,845

Exercisable at April 1, 2014	935,278	$14.02	2.14	$11,845

The total intrinsic value of options exercised during the 13 weeks ended April 1, 2014 and March 26, 2013 was $1.5 million and $3.3 million, respectively.  No stock options vested during the 13 week periods ended April 1, 2014 and March 26, 2013.

Summary Details for RSUs

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,283,862	$18.68
Granted	137,743	26.29
Forfeited	(28,418)	17.04
Vested	(429,792)	16.16
Outstanding at April 1, 2014	963,395	$20.94	8.67	$25,703

As of April 1, 2014, with respect to unvested RSUs, there was $11.5 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 13 weeks ended April 1, 2014 and March 26, 2013 was $11.5 million and $9.9 million, respectively.

(3)   Long-term Debt

Long-term debt consisted of the following:

	April 1, 2014	December 31, 2013
Installment loans, due 2014 — 2020	$1,162	$1,233
Revolver	50,000	50,000
	51,162	51,233
Less current maturities	240	243
	$50,922	$50,990

The weighted-average interest rate for installment loans outstanding at both April 1, 2014 and December 31, 2013 was 10.54%.  The debt is secured by certain land and buildings and is subject to certain prepayment penalties.

On November 1, 2013, we entered into Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty with respect to our revolving credit facility dated as of August 12, 2011 with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. The amended revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million. The amendment provides us with the option to increase the revolving credit facility by $200.0 million, up to $400.0 million, subject to certain limitations. The original revolving credit facility provided an option to increase the borrowing amount by $100.0 million, up to $300.0 million. The amendment also extends the maturity date of the revolving credit facility until November 1, 2018.

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both April 1, 2014 and December 31, 2013 was 3.96%, including the impact of interest rate swaps. At April 1, 2014, we had $50.0 million outstanding under the revolving credit facility and $144.6 million of availability, net of $5.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of April 1, 2014.

(4)     Income taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 weeks ended April 1, 2014 and March 26, 2013 is as follows:

	13 Weeks Ended
	April 1, 2014	March 26, 2013

Tax at statutory federal rate	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.7
FICA tip tax credit	(5.5)	(5.1)
Work opportunity tax credit	(0.6)	(3.4)
Incentive stock options	(0.1)	(0.6)
Nondeductible officer compensation	0.3	0.6
Net income attributable to noncontrolling interests	(1.0)	(1.0)
Other	(0.9)	(1.3)

Total	30.7%	27.9%

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

The following table summarizes the fair value and presentation in the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	April 1, 2014	December 31, 2013	April 1, 2014	December 31, 2013

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$2,402	$2,696

Total Derivative Contracts		$—	$—	$2,402	$2,696

(1)                            Derivative assets and liabilities are included in fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 weeks ended April 1, 2014 and March 26, 2013:

	13 Weeks Ended
	April 1, 2014	March 26, 2013

Gain recognized in AOCI, net of tax (effective portion)	$180	$196
Loss reclassified from AOCI to income (effective portion)	$357	$360

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 weeks ended April 1, 2014 and March 26, 2013, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

(6)         Recent Accounting Pronouncements

Discontinued Operations

(Accounting Standards Update 2014-08, “ASU 2014-08”)

In April 2014, the FASB issued ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations and modifies related disclosure requirements.  ASU 2014-8 is effective prospectively for fiscal years beginning on or after December 15, 2014 (our 2015 fiscal year).  The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

(7)         Commitments and Contingencies

The estimated cost of completing capital project commitments at April 1, 2014 and December 31, 2013 was approximately $71.8 million and $65.2 million, respectively.

Effective December 31, 2013, we sold two restaurants, which operated under the name Aspen Creek, located in Irving, Texas and Louisville, Kentucky. We assigned the leases associated with these restaurants to the acquirer, but remain contingently liable if the acquirer defaults, under the terms of the lease. We are contingently liable for the initial term of the lease and any renewal periods. The Irving lease has an initial term that expires December 2019, along with three five-year renewals. The Louisville lease has an initial term that expires November 2023, along with three five-year renewals. The assignment of the Louisville lease releases us from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer. As the fair value of the guarantees is not considered significant, no liability has been recorded.

We entered into real estate lease agreements for five franchises, listed in the table below, before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease.

	Lease Assignment Date	Initial Lease Term Expiration
Everett, Massachusetts (1)	September 2002	February 2018
Longmont, Colorado (1)	October 2003	May 2014
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota (1)	February 2006	July 2016
Logan, Utah	January 2009	August 2019

(1)                        As discussed in note 9, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five-year renewals. As the fair value of the guarantees is not considered significant, no liability has been recorded.

During the 13 weeks ended April 1, 2014, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(8)   Divestitures and Acquisitions

On December 31, 2013, we sold our Aspen Creek concept, including two restaurants, and, pursuant to the terms of the purchase agreement, we received two Texas Roadhouse franchise restaurants in Ohio and $1.5 million in cash, for an aggregate transaction value of $6.0 million.  The acquisition of the two franchise restaurants did not have a significant net revenue or accretive impact.  The acquisition is consistent with our long-term strategy to increase net income and earnings per share.

The acquisition of the two franchise restaurants was accounted for using the purchase method as defined in ASC 805, Business Combinations (“ASC 805”).  Based on a purchase price of $4.5 million, $3.7 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been allocated as follows:

	Amounts Previously Recorded (1)	Measurement Period Adjustments	As Adjusted
Current assets	$64	—	$64
Property and equipment, net	558	19	577
Goodwill	3,013	730	3,743
Intangible asset	1,154	(749)	405
Current liabilities	(139)	—	(139)
Other liabilities	(150)	—	(150)

	$4,500		$4,500

(1)                        As previously reported in our 2013 Annual Report on Form 10-K.

As a result of this acquisition, we recorded an intangible asset associated with reacquired franchise rights of $0.4 million in accordance with ASC 805.  ASC 805 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists.  ASC 805 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill.

The fair value of $0.4 million assigned to the intangible asset acquired was determined primarily using valuation methods that discount expected future cash flow to present value using estimates and assumptions determined by management.  The intangible asset has a weighted-average life of approximately 2.7 years based on the remaining terms of the franchise agreements.  We expect the annual expense for the next three years to average approximately $0.1 million.

Pro forma results of operations have not been presented because the effects of the acquisitions were not material to our consolidated financial position, results of operations or cash flows.

(9)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The initial lease term was 15 years and was scheduled to terminate in November 2014. We exercised our first renewal term so the lease will now expire on October 31, 2019. The lease can be renewed for three additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $0.1 million for each of the 13 weeks ended April 1, 2014 and March 26, 2013.

The Bossier City, Louisiana restaurant, of which Mr. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and

restaurant building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.   Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $0.1 million for each of the 13 weeks ended April 1, 2014 and March 26, 2013.

We have 15 franchise restaurants owned in whole or part, by certain of our officers, directors and stockholders of the Company as of April 1, 2014 and March 26, 2013. These entities paid us fees of approximately $0.6 million for both of the 13 weeks ended April 1, 2014 and March 26, 2013.  As disclosed in note 7, we are contingently liable on leases which are related to three of these restaurants.

(10)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options and RSUs outstanding from our equity incentive plans as discussed in note 2.

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended
	April 1, 2014	March 26, 2013

Options	—	278,230
Nonvested stock	4,277	9,980

Total	4,277	288,210

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	April 1, 2014	March 26, 2013
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$26,465	$26,171

Basic EPS:
Weighted-average common shares outstanding	70,132	69,359

Basic EPS	$0.38	$0.38

Diluted EPS:
Weighted-average common shares outstanding	70,132	69,359
Dilutive effect of stock options and nonvested stock	948	1,224
Shares — diluted	71,080	70,583

Diluted EPS	$0.37	$0.37

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

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended April 1, 2014.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	April 1, 2014	December 31, 2013

Interest rate swaps	2	$(2,402)	$(2,696)
Deferred compensation plan - assets	1	12,708	11,916
Deferred compensation plan - liabilities	1	(12,708)	(11,913)

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

At April 1, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our revolving credit facility at April 1, 2014 and December 31, 2013 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loans is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loans are as follows:

	April 1, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loans — Level 2	$1,162	$1,342	$1,233	$1,434

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

For the 13 week period ended April 1, 2014 we paid approximately $24.2 million to repurchase 960,000 shares of our common stock.  We did not repurchase any shares of our common stock during the 13 week period ended March 26, 2013.  As of April 1, 2014, we had $33.7 million remaining under our authorized stock repurchase program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  The section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our other Securities and Exchange Commission (“SEC”) filings, discusses some of the important risk factors that may affect our business, results of operations, or financial condition.  You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 427 restaurants in 48 states and three foreign countries.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of April 1, 2014, our 427 restaurants included:

•  352 “company restaurants,” of which 337 were wholly-owned and 15 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our unaudited condensed consolidated statements of income and comprehensive income.

• 75 “franchise restaurants,” including five international restaurants.  We have a 5.0% to 10.0% ownership interest in 23 franchise restaurants in the United States.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas the remaining equity interests in 13 of the 15 majority-owned company restaurants and 66 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended April 1, 2014 and March 26, 2013 are referred to as Q1 2014 and Q1 2013, respectively.

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

Our average capital investment for Texas Roadhouse restaurants opened during 2013, including pre-opening expenses, was $4.2 million.  This average includes 10 times the annual base rent amount for restaurants where we do not own the land.  We anticipate that our 2014 development costs will be similar to our 2013 costs.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next ten years, in which five restaurants are currently open.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for minority ownership in four non-Texas Roadhouse restaurants, all of which are currently open.   In 2013, we signed a franchise development agreement for the development of Texas Roadhouse restaurants in Taiwan over five years.  We continue to explore opportunities in other countries for international expansion. We may also look to acquire franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 352 restaurants we owned and operated at April 1, 2014, we owned and operated 351 as Texas Roadhouse restaurants. We currently plan to open 25 to 30 company restaurants in 2014. In addition, we anticipate our existing franchise partners will open as many as five Texas Roadhouse restaurants in 2014, including as many as three internationally.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant level profitability through a combination of increased comparable restaurant sales and operating cost management.  In general, we continue to balance the impact of inflationary pressures with our value positioning as we remain focused on the long-term success of Texas Roadhouse.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience.  However, in addition to restaurant margins, as a percentage of sales, we also focus on restaurant margin dollar growth per store week as a measure of restaurant level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests through our continued commitment to operational standards relating to our quality of food and service.  In order to attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, to focus on speed of service and to increase throughput by adding seats in certain restaurants.

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing, international and operations. In 2013, general and administrative costs increased at a faster growth rate than our revenue, excluding the impact of a legal settlement charge of $5.0 million recorded in the first quarter of 2012. Our longer term goal is to have general and administrative costs increase at a slower growth rate than our revenue. Whether we are able to leverage our infrastructure in future years will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On February 20, 2014, our Board of Directors declared a quarterly dividend of $0.15 per share of common stock payable on April 4, 2014 to shareholders of record as of March 14, 2014.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. All repurchases to date under our stock repurchase program have been made through open market transactions.  Our long term strategy includes repurchasing shares of our common stock to at least offset the dilutive impact of our share-based compensation programs.  Beyond that, we will be opportunistic in repurchasing shares of our common stock.  As of April 1, 2014, $33.7 million remains authorized for repurchase. In Q1 2014, we paid $24.2 million to repurchase 960,000 shares of our common stock. Since 2008, we have paid $182.5 million through our authorized stock repurchase programs to repurchase 13,693,362 shares of our common stock at an average price per share of $13.33.

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

Equity Income from Unconsolidated Affiliates.   As of April 1, 2014 and March 26, 2013, we owned a 5.0% to 10.0% equity interest in 23 franchise restaurants.  Additionally, as of April 1, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at April 1, 2014 and March 26, 2013 included 15 majority-owned restaurants, all of which were open.

 Results of Operations

	13 Weeks Ended
	April 1, 2014		March 26, 2013
($ in thousands)	$	%	$	%

Revenue:
Restaurant sales	393,956	99.2	356,564	99.1
Franchise royalties and fees	3,186	0.8	3,112	0.9

Total revenue	397,142	100.0	359,676	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	134,812	34.2	124,552	34.9
Labor	114,672	29.1	101,661	28.5
Rent	8,042	2.0	7,057	2.0
Other operating	60,853	15.4	55,778	15.6
(As a percentage of total revenue)
Pre-opening	4,277	1.1	2,824	0.8
Depreciation and amortization	14,085	3.5	12,212	3.4
Impairment and closure	17	NM	57	NM
General and administrative	20,200	5.1	17,367	4.8

Total costs and expenses	356,958	89.9	321,508	89.4
Income from operations	40,184	10.1	38,168	10.6
Interest expense, net	558	0.1	595	0.2
Equity income from investments in unconsolidated affiliates	(212)	0.1	(180)	0.1

Income before taxes	39,838	10.1	37,753	10.5
Provision for income taxes	12,230	3.1	10,534	2.9
Net income including noncontrolling interests	27,608	7.0	27,219	7.6
Less: Net income attributable to noncontrolling interests	1,143	0.3	1,048	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	26,465	6.7	26,171	7.3

	13 Weeks Ended
	April 1, 2014		March 26, 2013
	$	%	$	%

Restaurant margin ($ in thousands)	75,577	19.2	67,515	18.9

Restaurant margin $/store week	16,706		16,175

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 31, 2013	346	74	420
Openings — Texas Roadhouse	6	1	7
Openings — Other	—	—	—
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at April 1, 2014	352	75	427

Q1 2014 (13 weeks) Compared to Q1 2013 (13 weeks)

Restaurant Sales.   Restaurant sales increased by 10.5% in Q1 2014 as compared to Q1 2013.  This increase was primarily attributable to the opening of new restaurants combined with an increase in average unit volume primarily due to comparable restaurant sales growth.  In addition, restaurant sales were positively impacted by the acquisition of two franchise restaurants in the fourth quarter of 2013.  This impact was mostly offset by the sale of two non-Texas Roadhouse restaurants in the same quarter.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q1 2014	Q1 2013
Company Restaurants
Increase in store weeks	8.4%	8.4%
Increase in average unit volumes	2.2%	2.8%
Other (1)	(0.1)%	(0.5)%
Total increase in restaurant sales	10.5%	10.7%

Store weeks	4,524	4,174
Comparable restaurant sales growth	2.8%	3.5%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	2.8%	3.5%
Average unit volume (in thousands)	$1,121	$1,096
Weekly sales by group:
Comparable restaurants (310 and 278 units, respectively)	$86,670	$86,042
Average unit volume restaurants (19 and 30 units, respectively)	$78,958	$80,119
Restaurants less than six months old (22 and 13 units, respectively)	$102,589	$88,660

(1)         Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed during the period.

The increases in store weeks for the periods presented above is primarily attributable to the opening of new restaurants.  Company restaurant count activity is shown in the restaurant unit activity table above.

The increase in average unit volume for Q1 2014 was primarily driven by positive comparable restaurant sales growth, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales.  Comparable restaurant sales growth of 2.8% in Q1 2014 was due to a combination of an increase in our per person average check of 1.5% and an increase in guest traffic counts of 1.3%.

The increase in average unit volume for Q1 2013 was primarily driven by positive comparable restaurant sales growth, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volume but excluded from comparable restaurant sales.  Comparable restaurants sales of 3.5% in Q1 2013 were primarily due to increases in our per person average check of 3.0%, along with increases in guest traffic counts of 0.5%.

The increase in our per person average check for the periods presented was driven by menu price increases taken throughout 2013 and 2012.  In 2013, we increased menu prices approximately 1.5% in early December.  In 2012, we increased menu prices approximately 2.2% the first quarter and approximately 2.2% in early December.  These menu price increases were taken as a result of inflationary pressures, mainly commodities.

In 2014, we plan to open 25 to 30 company restaurants, six of which opened in Q1 2014.  We have either begun construction or have sites under contract for purchase or lease for 17 of the remaining restaurants.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.1 million, or by 2.4%, in Q1 2014 from Q1 2013.  This increase was primarily attributable to the opening of new franchise restaurants and an increase in average unit volume, partially offset by the impact of the acquisition of two franchise restaurants in the fourth quarter of 2013.  Franchise comparable restaurant sales increased 3.8% in Q1 2014.  The acquired franchise restaurants generated approximately $0.1 million in franchise royalties in Q1 2013.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2014, we anticipate our franchise partners will open as many as five Texas Roadhouse restaurants including as many as three internationally.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, decreased to 34.2% in Q1 2014 from 34.9% in Q1 2013.  This decrease was primarily attributable to approximately 1.5% of menu pricing actions in late 2013 which more than offset commodity inflation, along with the benefit of operating efficiencies associated with process improvements at the restaurant level.  Commodity inflation of approximately 0.5% in Q1 2014 was driven by higher food costs, primarily produce and dairy.  We expect low single digit commodity cost inflation for full year 2014.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.1% in Q1 2014 compared to 28.5% in Q1 2013.  The increase was primarily driven by labor inefficiencies associated with recently opened restaurants and higher average wage rates, along with higher costs associated with workers’ compensation, health insurance and restaurant cleaning.  The increase was partially offset by an increase in average unit volume.

The timing of restaurant openings over the last six months compared to the same period of the prior year led to an increase in labor inefficiencies in Q1 2014, as a percentage of restaurant sales.  Typically, restaurants open with an initial start-up period of higher than normalized sales volume and higher than normalized labor costs, as a percentage of sales.  Workers compensation costs were higher in Q1 2014 due to changes in our claims development history included in our quarterly actuarial reserve estimate.  Health insurance costs were higher due to an increase in premiums, along with offering coverage to an expanded population of employees.  In addition, we reclassified certain restaurant cleaning costs from restaurant other operating expenses to restaurant labor expenses.  This reclass had no impact on restaurant margin.

We anticipate our labor costs will be pressured throughout the remainder of 2014 by inflation due to state-mandated increases in minimum and tip wage rates, along with higher healthcare costs.  At the beginning of 2014, we offered health coverage to employees which included hourly employees that work a minimum of 35 hours per week.  As a result of this change, we expect our health benefit costs will be $2.5 to $3.0 million higher in 2014 compared to prior year.  These increases in costs may or may not be offset by menu price adjustments and/or guest traffic growth.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.0% in Q1 2014 compared to Q1 2013.  The impact of leasing more land and buildings than we have in the past was offset by the benefit from an increase in average unit volume.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.4% in Q1 2014 compared to 15.6% in Q1 2013.  The decrease is primarily attributable to an increase in average unit volume and lower costs associated with liquor taxes, restaurant cleaning, supplies and linens, partially offset by higher utility costs.

Lower liquor taxes were a result of legislative changes in Texas which lowered our tax rate associated with liquor sales effective at the beginning of 2014, while lower restaurant cleaning costs were due to the reclassification of wages as discussed above in the restaurant labor discussion.  Lower supply and linen costs were primarily driven by purchasing initiatives.  Higher utility costs were primarily driven by higher natural gas prices, which were up considerably in Q1 2014 compared to Q1 2013.

Restaurant Pre-opening Expenses.   Pre-opening expenses increased to $4.3 million in Q1 2014 from $2.8 million in Q1 2013.  This increase was primarily attributable to an increase in the number of restaurants opened in Q1 2014 and an increase in spending on a per store basis.  We opened six restaurants in Q1 2014 compared to three restaurants in Q1 2013.  Overall, we plan to open 25 to 30 company restaurants in 2014 compared to 26 company restaurants in 2013.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, increased to 3.5% in Q1 2014 from 3.4% Q1 2013.  The increase was primarily due to higher depreciation, as a percentage of revenue, at new restaurants and lower depreciation expense in Q1 2013 due to annual expense being recorded over 53 weeks in fiscal 2013.  The increase was partially offset by an increase in average unit volume.

General and Administrative Expenses.  G&A, as a percentage of total revenue, increased to 5.1% in Q1 2014 from 4.8% in Q1 2013.  The increase was primarily attributable to higher compensation costs, as a percentage of revenue, partially offset by an increase in average unit volume.  Higher compensation costs are primarily due to continued investment in our infrastructure, specifically relating to food and service, as we continue to develop more restaurants.

Interest Expense, Net.   Interest expense remained relatively flat at $0.5 million in Q1 2014 compared to $0.6 million in Q1 2013.

Income Tax Expense.   Our effective tax rate increased to 30.7% in Q1 2014 from 27.9% in Q1 2013.  The increase in Q1 2014 was primarily attributable to the expiration of the Work Opportunity Tax Credits (“WOTC”) at the end of 2013.

We expect the tax rate to be 30.0% to 31.0% for fiscal 2014 compared to 28.9% in fiscal 2013 primarily due to the expiration of WOTC.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
(in 000’s)	April 1, 2014	March 26, 2013

Net cash provided by operating activities	$44,964	$38,771
Net cash used in investing activities	(23,087)	(14,823)
Net cash used in financing activities	(26,055)	(10,241)

Net (decrease) increase in cash and cash equivalents	$(4,178)	$13,707

Net cash provided by operating activities was $45.0 million in Q1 2014 compared to $38.8 million in Q1 2013.  This increase was primarily due to an increase in net income and depreciation and amortization expense, along with changes in working capital.  The increase in net income before noncash items, particularly depreciation and amortization expense, was driven by the continued opening of new restaurants and an increase in comparable restaurant sales at existing restaurants, partially offset by higher labor and other operating costs.  The changes in working capital are primarily driven by an increase in receivables which is primarily due to an increase in amounts due from our third party gift card retailers as the program has expanded.

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

Net cash used in investing activities was $23.1 million in Q1 2014 compared to $14.8 million in Q1 2013.  This increase was primarily due to the timing of restaurant openings, along with increased spending on capital expenditures related to future planned restaurant openings.  We opened six company restaurants in Q1 2014 compared to three company restaurants in Q1 2013.  We plan to open 25 to 30 company restaurants in 2014 compared to 26 restaurants in 2013.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of April 1, 2014, 123 of the 352 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

(in 000’s)	Q1 2014	Q1 2013
New company restaurants	$15,497	$8,533
Refurbishment of existing restaurants (1)	7,590	6,422
Total capital expenditures	$23,087	$14,955

Restaurant-related repairs and maintenance expense (2)	$3,920	$3,512

(1) Includes minimal capital expenditures related to support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2014, we expect our capital expenditures to be $100.0 to $110.0 million, the majority of which will relate to planned restaurant openings, including 25 to 30 restaurant openings in 2014.  These amounts exclude any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility.  For 2014, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our amended revolving credit facility.

Net cash used in financing activities was $26.1 million in Q1 2014 as compared to $10.2 million in Q1 2013.  This increase was primarily due to higher share repurchases partially offset by lower dividend payments in Q1 2014 due to the timing of the declaration and payment dates and an extra dividend payment in Q1 2013 of $6.9 million.

On February 16, 2012, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100 million of our common stock.  This stock repurchase program has no expiration date.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  During Q1 2014, we paid approximately $24.2 million to repurchase 960,000 shares of our common stock, and we had $33.7 million remaining under our authorized stock repurchase program as of April 1, 2014.

On February 20, 2014, our Board of Directors authorized the payment of a cash dividend of $0.15 per share of common stock.  The payment of this dividend totaling $10.5 million was distributed on April 4, 2014 to shareholders of record at the close of business on March 19, 2014.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of April 1, 2014.

In Q1 2014, we paid distributions of $1.1 million to equity holders of 15 of our majority-owned company restaurants.  In Q1 2013, we paid distributions of $0.9 million to equity holders of 14 of our majority-owned company restaurants.

On November 1, 2013, we entered into Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty with respect to our revolving credit facility dated as of August 12, 2011 with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. The amended revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million. The amendment provides us with the option to increase the revolving credit facility by $200.0 million, up to $400.0 million, subject to certain limitations. The original revolving credit facility provided an option to increase the borrowing amount by $100.0 million, up to $300.0 million. The amendment also extends the maturity date of the revolving credit facility until November 1, 2018.

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both April 1, 2014 and March 26, 2013 was 3.96%, including the impact of interest rate swaps. At April 1, 2014, we had $50.0 million outstanding under the revolving credit facility and $144.6 million of availability, net of $5.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of April 1, 2014.

At April 1, 2014, in addition to the amounts outstanding on our revolving credit facility, we had various other notes payable totaling $1.2 million with interest rates ranging from 10.46% to 10.80%.  Each of these notes related to the financing of specific restaurants. Our total weighted-average effective interest rate at April 1, 2014 was 4.11%, including the impact of interest rate swaps discussed below.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of April 1, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$51,162	$240	$411	$50,345	$166
Interest (1)	5,119	2,082	1,999	1,030	8
Operating lease obligations	551,816	30,934	58,415	58,404	404,063
Capital obligations	71,765	71,765	—	—	—
Total contractual obligations	$679,862	$105,021	$60,825	$109,779	$404,237

(1)         Assumes constant rate until maturity for our fixed and variable rate debt. Uses interest rates as of April 1, 2014 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at April 1, 2014 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.875% margin, which was in effect as of April 1, 2014.  Additionally, we have assumed that $50.0 million in revolving credit facility borrowings remain outstanding after the termination of the interest rate swaps and have calculated interest payments using the weighted average interest rate of 1.03%, which was the interest rate associated with our amended revolving credit facility on April 1, 2014.

We have no material minimum purchase commitments with our vendors that extend beyond a year.  See note 7 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any material off-balance sheet arrangements.

Guarantees

Effective December 31, 2013, we sold two restaurants, which operated under the name Aspen Creek, located in Irving, Texas and Louisville, Kentucky. We assigned the leases associated with these restaurants to the acquirer, but remain contingently liable under the terms of the lease if the acquirer defaults.  We are contingently liable for the initial term of the lease and any renewal periods.  The Irving lease has an initial term that expires December 2019, along with three five-year renewals.  The Louisville lease has an initial term that expires November 2023, along with three five-year renewals.  The assignment of the Louisville lease releases us from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.  As the fair value of the guarantees is not considered significant, no liability has been recorded.

We entered into real estate lease agreements for five franchises, listed in the table below, before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease.

	Lease Assignment Date	Initial Lease Term Expiration
Everett, Massachusetts (1)	September 2002	February 2018
Longmont, Colorado (1)	October 2003	May 2014
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota (1)	February 2006	July 2016
Logan, Utah	January 2009	August 2019

(1)                        As discussed in note 9, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five-year renewals. As the fair value of the guarantees is not considered significant, no liability has been recorded.

Recently Issued Accounting Standards

Discontinued Operations

(Accounting Standards Update 2014-08, “ASU 2014-08”)

In April 2014, the FASB issued ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations and modifies related disclosure requirements.  ASU 2014-8 is effective prospectively for fiscal years beginning on or after December 15, 2014 (our 2015 fiscal year).  The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At April 1, 2014, we had $50.0 million outstanding under the revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had various other notes payable totaling $1.2 million with fixed interest rates ranging from 10.46% to 10.80%.

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

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Special Note Regarding Forward-looking Statements” and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2012, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $33.7 million remains outstanding at April 1, 2014. This stock repurchase program has no expiration date.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended April 1, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 28	190,000	$25.82	190,000	$52,961,419
January 29 to February 25	460,000	$24.27	460,000	$41,806,618
February 26 to April 1	310,000	$26.14	310,000	$33,710,480

Total	960,000	$25.18	960,000

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

TEXAS ROADHOUSE, INC.

Date: May 9, 2014	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: May 9, 2014	By:	/s/ G. PRICE COOPER, IV
G. Price Cooper, IV
Chief Financial Officer
(principal financial officer)
(chief accounting officer)