Form 10-Q
period 2014-07-01
Texas Roadhouse, Inc.
filed 2014-08-08
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2014

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

The number of shares of common stock outstanding were 69,517,901 on July 30, 2014.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

		(As Adjusted)
	July 1, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$77,461	$94,874
Receivables, net of allowance for doubtful accounts of $9 at July 1, 2014 and $4 at December 31, 2013	17,170	25,391
Inventories, net	11,760	11,954
Prepaid income taxes	—	421
Prepaid expenses	8,614	10,250
Deferred tax assets	3,678	2,853
Total current assets	118,683	145,743
Property and equipment, net of accumulated depreciation of $326,489 at July 1, 2014 and $304,536 at December 31, 2013	612,528	586,212
Goodwill	117,197	117,197
Intangible assets, net	6,989	7,876
Other assets	21,157	20,616
Total assets	$876,554	$877,644

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$113	$243
Accounts payable	40,967	38,404
Deferred revenue — gift cards	36,375	62,723
Accrued wages	31,074	28,994
Income taxes payable	6,161	—
Accrued taxes and licenses	16,100	17,434
Dividends payable	10,450	—
Other accrued liabilities	29,243	27,382
Total current liabilities	170,483	175,180
Long-term debt, excluding current maturities	50,760	50,990
Stock option and other deposits	5,849	5,311
Deferred rent	25,315	23,742
Deferred tax liabilities	3,857	5,774
Fair value of derivative financial instruments	2,082	2,696
Other liabilities	20,166	20,091
Total liabilities	278,512	283,784
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,613,056 and 70,352,257 shares issued and outstanding at July 1, 2014 and December 31, 2013, respectively)	70	70
Additional paid-in-capital	189,603	215,051
Retained earnings	402,813	374,190
Accumulated other comprehensive loss	(1,276)	(1,652)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	591,210	587,659
Noncontrolling interests	6,832	6,201
Total equity	598,042	593,860
Total liabilities and equity	$876,554	$877,644

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(tabular amounts in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Revenue:
Restaurant sales	$391,819	$348,929	$785,775	$705,493
Franchise royalties and fees	3,544	3,190	6,730	6,302

Total revenue	395,363	352,119	792,505	711,795

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	137,082	120,212	271,894	244,764
Labor	115,182	101,723	229,854	203,384
Rent	8,128	7,152	16,170	14,209
Other operating	60,362	54,989	121,215	110,767
Pre-opening	4,455	4,240	8,732	7,064
Depreciation and amortization	14,433	12,190	28,518	24,402
Impairment and closure	9	27	26	84
General and administrative	21,311	21,789	41,511	39,156

Total costs and expenses	360,962	322,322	717,920	643,830

Income from operations	34,401	29,797	74,585	67,965

Interest expense, net	514	567	1,072	1,162
Equity income from investments in unconsolidated affiliates	(353)	(218)	(565)	(398)

Income before taxes	34,240	29,448	74,078	67,201
Provision for income taxes	10,215	8,583	22,445	19,117
Net income including noncontrolling interests	$24,025	$20,865	$51,633	$48,084
Less: Net income attributable to noncontrolling interests	944	902	2,087	1,950

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$23,081	$19,963	$49,546	$46,134

Other comprehensive income, net of tax:
Unrealized gain on derivatives, net of tax of ($0.1) million, ($0.2) million, ($0.2) million and ($0.3) million, respectively	196	342	376	538

Total comprehensive income	$23,277	$20,305	$49,922	$46,672

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.33	$0.29	$0.71	$0.66

Diluted	$0.33	$0.28	$0.70	$0.65

Weighted-average shares outstanding:
Basic	69,705	70,030	69,918	69,693

Diluted	70,577	71,267	70,822	70,924

Cash dividends declared per share	$0.15	$0.12	$0.30	$0.24

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 31, 2013	70,352,257	$70	$215,051	$374,190	$(1,652)	$587,659	$6,201	$593,860

Net income	—	—	—	49,546	—	49,546	2,087	51,633
Unrealized gain on derivatives, net of tax of $(0.2) million	—	—	—	—	376	376	—	376
Noncontrolling interests contribution	—	—	—	—	—	—	730	730
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,186)	(2,186)
Dividends declared and paid ($0.15 per share)	—	—	—	(10,473)	—	(10,473)	—	(10,473)
Dividends declared ($0.15 per share)	—	—	—	(10,450)	—	(10,450)	—	(10,450)
Shares issued under stock option plan including tax effects	165,530	—	3,680	—	—	3,680	—	3,680
Repurchase shares of common stock	(1,260,000)	(1)	(31,759)	—	—	(31,760)	—	(31,760)
Settlement of restricted stock units	536,501	1	—	—	—	1	—	1
Indirect repurchase of shares for minimum tax withholdings	(181,232)	—	(4,768)	—	—	(4,768)	—	(4,768)
Share-based compensation	—	—	7,399	—	—	7,399	—	7,399

Balance, July 1, 2014	69,613,056	$70	$189,603	$402,813	$(1,276)	$591,210	$6,832	$598,042

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	July 1, 2014	June 25, 2013
Cash flows from operating activities:
Net income including noncontrolling interests	$51,633	$48,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,518	24,402
Deferred income taxes	(2,979)	(1,358)
Loss on disposition of assets	2,205	1,953
Equity income from investments in unconsolidated affiliates	(565)	(398)
Distributions of income received from investments in unconsolidated affiliates	290	253
Provision for doubtful accounts	5	102
Share-based compensation expense	7,399	6,971
Changes in operating working capital:
Receivables	8,946	4,237
Inventories	194	(273)
Prepaid expenses	1,636	564
Other assets	(266)	(1,404)
Accounts payable	(809)	1,860
Deferred revenue — gift cards	(26,348)	(24,567)
Accrued wages	2,080	2,105
Excess tax benefits from share-based compensation	(1,765)	(2,098)
Prepaid income taxes and income taxes payable	8,347	6,526
Accrued taxes and licenses	(1,334)	413
Other accrued liabilities	1,861	(2,225)
Deferred rent	1,573	1,531
Other liabilities	72	1,919

Net cash provided by operating activities	$80,693	$68,597

Cash flows from investing activities:
Capital expenditures — property and equipment	(53,971)	(35,159)
Proceeds from sale of property and equipment, including insurance proceeds, and other	1,193	4

Net cash used in investing activities	$(52,778)	$(35,155)

Cash flows from financing activities:
Repurchase of shares of common stock	(31,760)	—
Distributions to noncontrolling interests	(2,186)	(1,806)
Excess tax benefits from share-based compensation	1,765	2,098
Proceeds from (repayments of) stock option and other deposits, net	538	(40)
Indirect repurchase of shares for minimum tax withholdings	(4,768)	(4,197)
Principal payments on long-term debt and capital lease obligations	(360)	(165)
Proceeds from exercise of stock options	1,916	10,551
Dividends paid to shareholders	(10,473)	(21,512)

Net cash used in financing activities	$(45,328)	$(15,071)

Net (decrease) increase in cash and cash equivalents	(17,413)	18,371
Cash and cash equivalents — beginning of period	94,874	81,746
Cash and cash equivalents — end of period	$77,461	$100,117

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,200	$1,194
Income taxes paid	$17,077	$13,948
Capital expenditures included in accounts payable	$4,756	$1,822
Receivable from minority interest in joint venture	$730	$—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  (“TRI”), our wholly-owned subsidiaries and subsidiaries in which we own more than a 50 percent interest (collectively the “Company,” “we,” “our” and/or “us”) as of July 1, 2014 and December 31, 2013 and for the 13 and 26 weeks ended July 1, 2014 and June 25, 2013.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corporation (“Management Corp.”) and Strategic Restaurant Concepts, LLC (“Strategic Concepts”).  We and our subsidiaries operate restaurants primarily under the Texas Roadhouse name. Holdings also provides supervisory and administrative services for certain other franchise Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company and certain other franchise Texas Roadhouse restaurants.  All significant balances and transactions between the consolidated entities have been eliminated.

As of July 1, 2014 and June 25, 2013, we owned 5.0% to 10.0% equity interests in 23 franchise restaurants.  Additionally, as of July 1, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 26 weeks ended July 1, 2014 are not necessarily indicative of the results that may be expected for the year ending December 30, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements to conform with current year presentation.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2)         Share-based Compensation

On May 16, 2013, our stockholders approved the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive and non-qualified stock options to purchase shares of common stock, stock appreciation rights, and full value awards, including restricted stock, restricted stock units (“RSUs”), deferred stock units, performance stock and performance stock units.  As a result of the approval of the Plan, no future awards will be made under the Texas Roadhouse, Inc. 2004 Equity Incentive Plan.

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

The following table summarizes the share-based compensation recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013

Labor expense	$1,402	$1,341	$2,770	$2,671
General and administrative expense	2,376	2,118	4,629	4,300
Total share-based compensation expense	$3,778	$3,459	$7,399	$6,971

Share-based compensation activity by type of grant as of July 1, 2014 and changes during the 26 weeks then ended are presented below.

Summary Details for Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,043,438	$13.77
Granted	—	—
Forfeited	(1,226)	14.82
Exercised	(165,530)	11.58
Outstanding at July 1, 2014	876,682	$14.19	1.95	$10,665

Exercisable at July 1, 2014	876,682	$14.19	1.95	$10,665

The total intrinsic value of options exercised during the 13 weeks ended July 1, 2014 and June 25, 2013 was $0.8 million and $2.9 million, respectively.  During the 26 weeks ended July 1, 2014 and June 25, 2013, the total intrinsic value of options exercised was $2.3 million and $6.2 million, respectively.  No stock options vested during the 13 or 26 week periods ended July 1, 2014 and June 25, 2013.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,283,862	$18.68
Granted	278,816	25.27
Forfeited	(40,880)	18.37
Vested	(536,501)	17.37
Outstanding at July 1, 2014	985,297	$21.27	8.61	$25,963

As of July 1, 2014, with respect to unvested RSUs, there was $10.9 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.4 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 13 weeks ended July 1, 2014 and June 25, 2013 was $2.7 million and $3.3 million, respectively.   For the 26 weeks ended July 1, 2014 and June 25, 2013, the total intrinsic value of RSUs vested was $14.2 million and $13.2 million, respectively.

(3)         Long-term Debt

Long-term debt consisted of the following:

	July 1, 2014	December 31, 2013
Installment loans, due 2014 — 2020	$873	$1,233
Revolver	50,000	50,000
	50,873	51,233
Less current maturities	113	243
	$50,760	$50,990

The weighted-average interest rate for installment loans outstanding at July 1, 2014 and December 31, 2013 was 10.46% and 10.54%, respectively.  The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

On November 1, 2013, we entered into Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty with respect to our revolving credit facility dated as of August 12, 2011 with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. The amended revolving credit facility, which has a maturity date of November 1, 2018, remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million.  The amendment provides us with the option to increase the revolving credit facility by $200.0 million, up to $400.0 million, subject to certain limitations.

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both July 1, 2014 and December 31, 2013 was 3.96%, including the impact of interest rate swaps. At July 1, 2014, we had $50.0 million outstanding under the revolving credit facility and $144.6 million of availability, net of $5.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of July 1, 2014.

(4)   Income taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 26 weeks ended July 1, 2014 and June 25, 2013 is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013

Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.7	3.5	3.7
FICA tip tax credit	(6.5)	(6.7)	(5.9)	(5.8)
Work opportunity tax credit	(0.7)	(1.5)	(0.6)	(2.6)
Incentive stock options	(0.1)	(0.8)	(0.1)	(0.7)
Nondeductible officer compensation	0.3	(0.1)	0.3	0.3
Net income attributable to noncontrolling interests	(0.9)	(1.1)	(0.9)	(1.0)
Other	(0.8)	0.7	(1.0)	(0.4)

Total	29.8%	29.2%	30.3%	28.5%

(5)         Derivative and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”).  We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates.  By using these instruments, we expose ourselves, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We attempt to minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swaps is JPMorgan Chase Bank, N.A.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  We attempt to minimize market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

Interest Rate Swaps

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the $25.0 million notional amount.

On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the $25.0 million notional amount.

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

The following table summarizes the fair value and presentation in the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	July 1, 2014	December 31, 2013	July 1, 2014	December 31, 2013

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$2,082	$2,696

Total Derivative Contracts		$—	$—	$2,082	$2,696

(1)                            Derivative assets and liabilities are included in fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 and 26 weeks ended July 1, 2014 and June 25, 2013:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013

Gain recognized in AOCI, net of tax (effective portion)	$196	$342	$376	$538
Loss reclassified from AOCI to income (effective portion)	$383	$369	$740	$728

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 and 26 weeks ended July 1, 2014 and June 25, 2013, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

(6)         Recent Accounting Pronouncements

Discontinued Operations

(Accounting Standards Update 2014-08, “ASU 2014-08”)

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations and modifies related disclosure requirements.  ASU 2014-08 is effective prospectively for fiscal years beginning on or after December 15, 2014 (our 2015 fiscal year).  The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Revenue Recognition

(Accounting Standards Update 2014-09, “ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  ASU 2014-09 is effective for fiscal years beginning on or after December 15, 2016 (our 2017 fiscal year).  Early adoption is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial position, results of operations, cash flows and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

(7)         Commitments and Contingencies

The estimated cost of completing capital project commitments at July 1, 2014 and December 31, 2013 was approximately $71.5 million and $65.2 million, respectively.

Effective December 31, 2013, we sold two restaurants, which operated under the name Aspen Creek, located in Irving, Texas and Louisville, Kentucky. We assigned the leases associated with these restaurants to the acquirer, but remain contingently liable if the acquirer defaults, under the terms of the leases. We are contingently liable for the initial terms of the leases and any renewal periods. The Irving lease has an initial term that expires December 2019, along with three five-year renewals. The Louisville lease has an initial term that expires November 2023, along with three five-year renewals. The assignment of the Louisville lease releases us from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer. As the fair value of the guarantees is not considered significant, no liability has been recorded.

We entered into real estate lease agreements for five franchises, listed in the table below, before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease.

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)	September 2002	February 2018
Longmont, Colorado (1)	October 2003	May 2019
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota (1)	February 2006	July 2016
Logan, Utah	January 2009	August 2019

(1)         As discussed in note 9, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

We are contingently liable for the initial terms of the leases and any renewal periods. All of the leases have three five-year renewals. As the fair value of the guarantees is not considered significant, no liability has been recorded.

During the 26 weeks ended July 1, 2014, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

The purchase price has been allocated as follows:

	Amounts Previously Recorded (1)	Measurement Period Adjustments (2)	As Adjusted
Current assets	$64	—	$64
Property and equipment, net	558	19	577
Goodwill	3,013	730	3,743
Intangible asset	1,154	(749)	405
Current liabilities	(139)	—	(139)
Other liabilities	(150)	—	(150)

	$4,500		$4,500

(1)         As previously reported in our 2013 Annual Report on Form 10-K.

(2)         Measurement period adjustments were made during the 13 weeks ended April 1, 2014.

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

(9)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The initial lease term was 15 years and was scheduled to terminate in November 2014. We exercised our first renewal term so the lease will now expire on October 31, 2019. The lease can be renewed for three additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $0.1 million for each of the 13 weeks ended July 1, 2014 and June 25, 2013.  For each of the 26 week periods ended July 1, 2014 and June 25, 2013, rent payments were approximately $0.1 million.

The Bossier City, Louisiana restaurant, of which Mr. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and restaurant building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.   Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $0.1 million for each of the 13 weeks ended July 1, 2014 and June 25, 2013.  For each of the 26 week periods ended July 1, 2014 and June 25, 2013, rent payments were approximately $0.1 million.

We have 15 franchise restaurants owned in whole or part, by certain of our officers, directors and stockholders of the Company as of July 1, 2014 and June 25, 2013. These entities paid us fees of approximately $0.6 million for both of the 13 weeks ended July 1, 2014 and June 25, 2013. For the 26 week periods ended July 1, 2014 and June 25, 2013, these entities paid us fees of approximately $1.3 million and $1.2 million, respectively.  As disclosed in note 7, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013

Options	—	7,387	—	38,445
Nonvested stock	—	—	—	—

Total	—	7,387	—	38,445

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$23,081	$19,963	$49,546	$46,134

Basic EPS:
Weighted-average common shares outstanding	69,705	70,030	69,918	69,693

Basic EPS	$0.33	$0.29	$0.71	$0.66

Diluted EPS:
Weighted-average common shares outstanding	69,705	70,030	69,918	69,693
Dilutive effect of stock options and restricted stock units	872	1,237	904	1,231
Shares — diluted	70,577	71,267	70,822	70,924

Diluted EPS	$0.33	$0.28	$0.70	$0.65

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

There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended July 1, 2014.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	July 1, 2014	December 31, 2013

Interest rate swaps	2	$(2,082)	$(2,696)
Deferred compensation plan - assets	1	13,712	11,916
Deferred compensation plan - liabilities	1	(13,698)	(11,913)

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

The following table presents the fair values for our assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements			Total losses
	Level	July 1, 2014	December 31, 2013	July 1, 2014	June 25, 2013

Long-lived assets	2	$—	$1,203	$15	$—

Long-lived assets included land and building related to a previously closed restaurant which were sold for a purchase price of $1.2 million, net of closing costs, during the 13 weeks ended July 1, 2014.  At December 31, 2013, these assets were valued using Level 2 inputs, primarily discussions with the broker regarding recent offers on the property, and included cost to market and/or sell the assets.

At July 1, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our revolving credit facility at July 1, 2014 and December 31, 2013 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loans is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loans are as follows:

	July 1, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loans - Level 2	$873	$1,025	$1,233	$1,434

(12)  Stock Repurchase Program

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  The previous program authorized us to repurchase up to $100.0 million of our common stock.  All repurchases to date have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

For the 13 week period ended July 1, 2014 we paid approximately $7.6 million to repurchase 300,000 shares of our common stock.  For the 26 week period ended July 1, 2014 we paid approximately $31.8 million to repurchase 1,260,000 shares of our common stock.  We did not repurchase any shares of our common stock during the 13 and 26 week periods ended June 25, 2013.  As of July 1, 2014, we had $96.4 million remaining under our authorized stock repurchase program.

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

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 433 restaurants in 49 states and three foreign countries.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of July 1, 2014, our 433 restaurants included:

• 358 “company restaurants,” of which 343 were wholly-owned and 15 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our unaudited condensed consolidated statements of income and comprehensive income.

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

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended July 1, 2014 and June 25, 2013 are referred to as Q2 2014 and Q2 2013, respectively.  The 26 weeks ended July 1, 2014 and June 25, 2013 are referred to as 2014 YTD and 2013 YTD, respectively.

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

Our average capital investment for Texas Roadhouse restaurants opened during 2013, including pre-opening expenses, was $4.2 million.  This average includes 10 times the annual base rent amount for restaurants where we do not own the land.  We anticipate that our 2014 development costs will be higher than our 2013 costs.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over the next ten years, in which five restaurants are currently open.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for minority ownership in four non-Texas Roadhouse restaurants, all of which are currently open.  In 2013, we signed a franchise development agreement for the development of Texas Roadhouse restaurants in Taiwan over five years.  We continue to explore opportunities in other countries for international expansion. We may also look to acquire franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 358 restaurants we owned and operated at July 1, 2014, we owned and operated 357 as Texas Roadhouse restaurants. We currently plan to open approximately 25 company restaurants in 2014. In addition, we anticipate our existing franchise partners will open as many as five Texas Roadhouse restaurants in 2014, including as many as four internationally.

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

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend per share over time. Most recently, on May 22, 2014, our Board of Directors authorized the payment of a quarterly cash dividend of $0.15 per share of common stock which was paid on July 3, 2014.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  Since then, we have paid $190.1 million through our authorized stock repurchase programs to repurchase 13,993,362 shares of our common stock at an average price per share of $13.58.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase programs have been made through open market transactions.  Our long term strategy includes repurchasing shares of our common stock to at least offset the dilutive impact of our share-based compensation programs.  Beyond that, we will be opportunistic in repurchasing shares of our common stock.

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

Restaurant Other Operating Expenses.  Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, advertising, repair and maintenance, property taxes, credit card and gift card fees, gift card breakage income and general liability insurance. Profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners are also included in restaurant other operating expenses.

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

Equity Income from Unconsolidated Affiliates.  As of July 1, 2014 and June 25, 2013, we owned a 5.0% to 10.0% equity interest in 23 franchise restaurants.  Additionally, as of July 1, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at July 1, 2014 included 16 majority-owned restaurants, 15 of which were open.  Our consolidated subsidiaries June 25, 2013 included 15 majority-owned restaurants, all of which were open.

 Results of Operations

	13 Weeks Ended				26 Weeks Ended
	July 1, 2014		June 25, 2013		July 1, 2014		June 25, 2013
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	391,819	99.1	348,929	99.1	785,775	99.2	705,493	99.1
Franchise royalties and fees	3,544	0.9	3,190	0.9	6,730	0.8	6,302	0.9

Total revenue	395,363	100.0	352,119	100.0	792,505	100.0	711,795	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	137,082	35.0	120,212	34.5	271,894	34.6	244,764	34.7
Labor	115,182	29.4	101,723	29.2	229,854	29.3	203,384	28.8
Rent	8,128	2.1	7,152	2.0	16,170	2.1	14,209	2.0
Other operating	60,362	15.4	54,989	15.8	121,215	15.4	110,767	15.7
(As a percentage of total revenue)
Pre-opening	4,455	1.1	4,240	1.2	8,732	1.1	7,064	1.0
Depreciation and amortization	14,433	3.7	12,190	3.5	28,518	3.6	24,402	3.4
Impairment and closure	9	NM	27	NM	26	NM	84	NM
General and administrative	21,311	5.4	21,789	6.2	41,511	5.2	39,156	5.5

Total costs and expenses	360,962	91.3	322,322	91.5	717,920	90.6	643,830	90.5
Income from operations	34,401	8.7	29,797	8.5	74,585	9.4	67,965	9.5
Interest expense, net	514	0.1	567	0.2	1,072	0.1	1,162	0.2
Equity income from investments in unconsolidated affiliates	(353)	(0.1)	(218)	(0.1)	(565)	(0.1)	(398)	(0.1)

Income before taxes	34,240	8.7	29,448	8.4	74,078	9.3	67,201	9.4
Provision for income taxes	10,215	2.6	8,583	2.4	22,445	2.8	19,117	2.7
Net income including noncontrolling interests	24,025	6.1	20,865	6.0	51,633	6.5	48,084	6.8
Net income attributable to noncontrolling interests	944	0.2	902	0.3	2,087	0.3	1,950	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	23,081	5.8	19,963	5.7	49,546	6.3	46,134	6.5

	13 Weeks Ended				26 Weeks Ended
	July 1, 2014		June 25, 2013		July 1, 2014		June 25, 2013
	$	%	$	%	$	%	$	%
Restaurant margin ($ in thousands)	71,065	18.1	64,853	18.6	146,642	18.7	132,369	18.8

Restaurant margin $/store week	15,472		15,390		16,084		15,781

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 31, 2013	346	74	420
Openings — Texas Roadhouse	12	1	13
Openings — Other	—	—	—
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at July 1, 2014	358	75	433

Q2 2014 (13 weeks) Compared to Q2 2013 (13 weeks) and 2014 YTD (26 weeks) compared to 2013 YTD (26 weeks)

Restaurant Sales.  Restaurant sales increased by 12.3% in Q2 2014 as compared to Q2 2013 and 11.4% in 2014 YTD compared to 2013 YTD.  These increases were primarily attributable to the opening of new restaurants combined with an increase in average unit volume primarily due to comparable restaurant sales growth.  In addition, restaurant sales were positively impacted by the acquisition of two franchise restaurants in the fourth quarter of 2013.  This impact was mostly offset by the sale of two non-Texas Roadhouse restaurants in the same quarter.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q2 2014	Q2 2013	2014 YTD	2013 YTD
Company Restaurants
Increase in store weeks	9.0%	6.4%	8.7%	7.4%
Increase in average unit volumes	2.4%	3.7%	2.3%	3.3%
Other (1)	0.9%	(0.2)%	0.4%	(0.4)%
Total increase in restaurant sales	12.3%	9.9%	11.4%	10.3%

Store weeks	4,593	4,214	9,117	8,388
Comparable restaurant sales growth	2.9%	4.5%	2.9%	4.1%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	2.9%	4.5%	2.9%	4.1%
Average unit volume (in thousands)	$1,099	$1,073	$2,220	$2,170
Weekly sales by group:
Comparable restaurants (313 and 283 units, respectively)	$84,964	$83,432
Average unit volume restaurants (20 and 28 units, respectively)(2)	$77,873	$76,603
Restaurants less than six months old (24 and 16 units, respectively)	$97,734	$84,779

(1)         Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed during the period.

(2)         Average unit volume restaurants include restaurants open a full six to 18 months before the beginning of the period measured.

The increases in store weeks for the periods presented above is primarily attributable to the opening of new restaurants.  Company restaurant count activity is shown in the restaurant unit activity table above.

The increase in average unit volume for Q2 2014 and 2014 YTD was primarily driven by positive comparable restaurant sales growth, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales.  Comparable restaurant sales growth of 2.9% in both Q2 2014 and 2014 YTD was due to an increase in our per person average check of 1.4% and an increase in guest traffic counts of 1.5%.

The increase in average unit volumes for Q2 2013 and 2013 YTD was primarily driven by positive comparable restaurant sales growth, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales. Comparable restaurant sales growth of 4.5% in Q2 2013 was due to an increase in our per person average check of 2.3% and an increase in guest traffic counts of 2.2%. Comparable restaurant sales growth of 4.1% for 2013 YTD was primarily due to an increase in our per person average check of 2.6%, along with an increase in guest traffic counts of 1.4%.

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

In 2014, we plan to open approximately 25 company restaurants, 12 of which opened in 2014 YTD.  We have either begun construction or have sites under contract for purchase or lease for all of the remaining planned restaurant openings in 2014.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.4 million, or by 11.1%, in Q2 2014 from Q2 2013 and increased by $0.4 million or by 6.8% in 2014 YTD from 2013 YTD.  These increases were primarily attributable to the opening of new franchise restaurants and an increase in average unit volume, partially offset by the impact of the acquisition of two franchise restaurants in the fourth quarter of 2013.  Franchise comparable restaurant sales increased 3.5% in Q2 2014 and 3.6% in 2014 YTD.  The acquired franchise restaurants generated approximately $0.1 million and $0.2 million in franchise royalties in Q2 2013 and 2013 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2014, we anticipate our franchise partners will open as many as five Texas Roadhouse restaurants, including as many as four internationally.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.0% in Q2 2014 from 34.5% in Q2 2013 and remained relatively flat at 34.6% in 2014 YTD from 34.7% in 2013 YTD.  The increase in Q2 2014 was primarily attributable to commodity inflation partially offset by approximately 1.5% of menu pricing actions in late 2013 and the benefit of operating efficiencies associated with process improvements at the restaurant level.  In 2014 YTD, approximately 1.5% of menu pricing actions in late 2013, along with the benefit of operating efficiencies associated with process improvements at the restaurant level, more than offset commodity inflation.  Commodity inflation of approximately 3.8% in Q2 2014 and 2.1% in 2014 YTD were driven by higher food costs, primarily beef, produce and dairy.  We expect low single digit commodity cost inflation for full year 2014.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.4% in Q2 2014 compared to 29.2% in Q2 2013 and increased to 29.3% in 2014 YTD from 28.8% in 2013 YTD.  The increases were primarily attributable to higher average wage rates, along with higher costs associated with restaurant cleaning and health insurance and labor inefficiencies, partially offset by increases in average unit volume.

We reclassified certain restaurant cleaning costs from restaurant other operating expenses to restaurant labor expenses.  This reclass had no impact on restaurant margin.  Health insurance costs were higher due to an increase in premiums, along with offering coverage to an expanded population of employees.  The increase in labor inefficiencies in Q2 2014 and 2014 YTD was primarily driven by recently opened restaurants.

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

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, remained relatively unchanged at 2.1% in Q2 2014 and 2014 YTD compared to 2.0% in Q2 2013 and 2013 YTD.  The impact of leasing more land and buildings than we have in the past was offset by the benefit from an increase in average unit volume.

Restaurant Other Operating Expenses.  Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.4% in Q2 2014 compared to 15.8% in Q2 2013 and decreased to 15.4% in 2014 YTD compared to 15.7% in 2013 YTD.  The decreases are primarily attributable to an increase in average unit volume and lower costs associated with liquor taxes, restaurant cleaning, supplies and linens, partially offset by higher utility costs.  In addition, Q2 2014 was impacted by an increase in losses associated with the disposal of assets related to restaurant remodels and renovations.

Lower liquor taxes were a result of legislative changes in Texas which lowered our tax rate associated with liquor sales effective at the beginning of 2014, while lower restaurant cleaning costs were due to the reclassification of wages as discussed above under restaurant labor.  Lower supply and linen costs were primarily driven by purchasing initiatives.  In Q2 2014, higher utility costs were primarily driven by higher electricity rates.  For 2014 YTD, utility costs were driven by higher electricity, along with higher natural gas prices, which were up considerably in the first quarter of 2014.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $4.5 million in Q2 2014 from $4.2 million in Q2 2013 and increased to $8.7 million in 2014 YTD from $7.1 million in 2013 YTD.  The increase in Q2 2014 was primarily attributable to an increase in spending on a per store basis and more restaurants in the development pipeline, partially offset by a decrease in the number of restaurants opened in Q2 2014 compared to Q2 2013.  The increase in 2014 YTD was primarily attributable to an increase in the number of restaurants opened in 2014 YTD, an increase in spending on a per store basis and more restaurants in the development pipeline.

In Q2 2014, we opened six restaurants compared to seven restaurants in Q2 2013.  In 2014 YTD, we opened 12 restaurants compared to ten restaurants in 2013 YTD.  Overall, we plan to open approximately 25 company restaurants in 2014 compared to 26 company restaurants in 2013.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 3.7% in Q2 2014 from 3.5% Q2

2013 and increased to 3.6% in 2014 YTD from 3.4% in 2013 YTD.  The increases were primarily due to higher depreciation, as a percentage of revenue, at new restaurants and lower depreciation expense in Q2 2013 and 2013 YTD due to annual expense being recorded over 53 weeks in fiscal 2013.  The increase was partially offset by an increase in average unit volume.

General and Administrative Expenses.  G&A, as a percentage of total revenue, decreased to 5.4% in Q2 2014 from 6.2% in Q2 2013 and decreased to 5.2% in 2014 YTD from 5.5% in 2013 YTD.  The decreases were primarily attributable to lower costs associated with our annual managing partner conference and an increase in average unit volume partially offset by higher costs due to continued investment in our infrastructure, specifically relating to food and service, as we continue to develop more restaurants.  In Q2 2014 and 2014 YTD, we incurred costs of $1.6 million and $1.9 million, respectively, related to our annual managing partner conference compared to $3.9 million and $4.3 million in Q2 2013 and 2013 YTD, respectively.  Our annual managing partner conference costs were higher in 2013 compared to 2014 primarily due to the location of our conference in conjunction with the 20th anniversary of our first restaurant opening.

Interest Expense, Net.  Interest expense remained relatively flat at $0.5 million in Q2 2014 compared to $0.6 million in Q2 2013 and $1.1 million in 2014 YTD and compared to $1.2 million in 2013 YTD.

Income Tax Expense.  Our effective tax rate increased to 29.8% in Q2 2014 from 29.2% in Q2 2013 and increased to 30.3% in 2014 YTD from 28.5% in 2013 YTD.  These increases were primarily attributable to lower deductible incentive stock option activity and the expiration of the Work Opportunity Tax Credits (“WOTC”) at the end of 2013.

We expect the tax rate to be 30.0% to 31.0% for fiscal 2014 compared to 28.9% in fiscal 2013 primarily due to the expiration of WOTC.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
(in 000’s)	July 1, 2014	June 25, 2013

Net cash provided by operating activities	$80,693	$68,597
Net cash used in investing activities	(52,778)	(35,155)
Net cash used in financing activities	(45,328)	(15,071)

Net (decrease) increase in cash and cash equivalents	$(17,413)	$18,371

Net cash provided by operating activities was $80.7 million in 2014 YTD compared to $68.6 million in 2013 YTD.  This increase was primarily due to an increase in net income and depreciation and amortization expense, along with changes in working capital.  The increase in net income before noncash items, particularly depreciation and amortization expense, was driven by the continued opening of new restaurants and an increase in comparable restaurant sales at existing restaurants, partially offset by higher income tax expense.  The changes in working capital are primarily driven by an increase in receivables which is primarily due to an increase in amounts due from our third party gift card retailers as the program has expanded.

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

Net cash used in investing activities was $52.8 million in 2014 YTD compared to $35.2 million in 2013 YTD.  This increase was primarily due to the timing of restaurant openings, along with increased spending on capital expenditures related to future planned restaurant openings, partially offset by proceeds from the sale of the land and building related to a previously closed restaurant.  We opened 12 company restaurants in 2014 YTD compared to ten company restaurants in 2013 YTD.  We plan to open approximately 25 company restaurants in 2014 compared to 26 restaurants in 2013.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of July 1, 2014, 123 of the 358 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

(in 000’s)	2014 YTD	2013 YTD
New company restaurants	$35,101	$22,809
Refurbishment of existing restaurants (1)	18,870	12,350
Total capital expenditures	$53,971	$35,159

Restaurant-related repairs and maintenance expense (2)	$8,123	$7,229

(1) Includes minimal capital expenditures related to support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2014, we expect our capital expenditures to be $100.0 to $110.0 million, the majority of which will relate to planned restaurant openings, including approximately 25 restaurant openings in 2014.  These amounts exclude any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility.  For 2014, we anticipate net cash provided by operating activities will exceed capital expenditures.  We currently anticipate this excess will be used to repurchase common stock and/or pay dividends, as approved by our Board of Directors.

Net cash used in financing activities was $45.3 million in 2014 YTD as compared to $15.1 million in 2013 YTD.  This increase was primarily due to an increase in spending on share repurchases along with a decrease in proceeds from the exercise of stock options.  The increase was partially offset by lower dividend payments in 2014 YTD due to the timing of the declaration and payment dates and an extra dividend payment in Q1 2013 of $6.9 million.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  The previous program authorized us to repurchase up to $100.0 million of our common stock.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  During Q2 2014, we paid approximately $7.6 million to repurchase 300,000 shares of our common stock.  During 2014 YTD, we paid approximately $31.8 million to repurchase 1,260,000 shares of our common stock, and we had $96.4 million remaining under our authorized stock repurchase program as of July 1, 2014.

On May 22, 2014, our Board of Directors authorized the payment of a cash dividend of $0.15 per share of common stock.  The payment of this dividend totaling $10.5 million was distributed on July 3, 2014 to shareholders of record at the close of business on June 18, 2014.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of July 1, 2014.

In 2014 YTD, we paid distributions of $2.2 million to equity holders of 15 of our majority-owned company restaurants.  In 2013 YTD, we paid distributions of $1.8 million to equity holders of 14 of our majority-owned company restaurants.

On November 1, 2013, we entered into Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty with respect to our revolving credit facility dated as of August 12, 2011 with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. The amended revolving credit facility, which has a maturity date of November 1, 2018, remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million. The amendment provides us with the option to increase the revolving credit facility to $200.0 million, up to $400.0 million, subject to certain limitations.

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both July 1, 2014 and June 25, 2013 was 3.96%, including the impact of interest rate swaps. At July 1, 2014, we had $50.0 million outstanding under the revolving credit facility and $144.6 million of availability, net of $5.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of July 1, 2014.

At July 1, 2014, in addition to the amounts outstanding on our revolving credit facility, we had one other note payable totaling $0.9 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant. Our total weighted-average effective interest rate at July 1, 2014 was 4.07%, including the impact of interest rate swaps discussed below.

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the $25.0 million notional amount. Our counterparty in this interest rate swap is JPMorgan Chase Bank, N.A.

On January 7, 2009, we entered into another interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the $25.0 million notional amount.  Our counterparty in this interest rate swap is JPMorgan Chase Bank, N.A.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of July 1, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$50,873	$113	$288	$50,354	$118
Interest (1)	4,574	2,059	1,751	760	4
Operating lease obligations	574,825	31,828	61,181	61,932	419,884
Capital obligations	71,511	71,511	—	—	—
Total contractual obligations	$701,783	$105,511	$63,220	$113,046	$420,006

(1)         Assumes constant rate until maturity for our fixed and variable rate debt. Uses interest rates as of July 1, 2014 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at July 1, 2014 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.875% margin, which was in effect as of July 1, 2014.  Additionally, we have assumed that $50.0 million in revolving credit facility borrowings remain outstanding after the termination of the interest rate swaps and have calculated interest payments using the weighted average interest rate of 1.03%, which was the interest rate associated with our amended revolving credit facility on July 1, 2014.

We have no material minimum purchase commitments with our vendors that extend beyond a year.  See note 7 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any material off-balance sheet arrangements.

Guarantees

Effective December 31, 2013, we sold two restaurants, which operated under the name Aspen Creek, located in Irving, Texas and Louisville, Kentucky. We assigned the leases associated with these restaurants to the acquirer, but remain contingently liable under the terms of the leases if the acquirer defaults.  We are contingently liable for the initial terms of the leases and any renewal periods.  The Irving lease has an initial term that expires December 2019, along with three five-year renewals.  The Louisville lease has an initial term that expires November 2023, along with three five-year renewals.  The assignment of the Louisville lease releases us from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.  As the fair value of the guarantees is not considered significant, no liability has been recorded.

We entered into real estate lease agreements for five franchises, listed in the table below, before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease.

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)	September 2002	February 2018
Longmont, Colorado (1)	October 2003	May 2019
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota (1)	February 2006	July 2016
Logan, Utah	January 2009	August 2019

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

Revenue Recognition

(Accounting Standards Update 2014-09, “ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  ASU 2014-09 is effective for fiscal years beginning on or after December 15, 2016 (our 2017 fiscal year).  Early adoption is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial position, results of operations, cash flows and related disclosures.  We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At July 1, 2014, we had $50.0 million outstanding under the revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had one other note payable totaling $0.9 million with a fixed interest rate of 10.46%.

On October 22, 2008, we entered into an interest rate swap, which started on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

On January 7, 2009, we entered into another interest rate swap, starting February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $96.4 million remained outstanding at July 1, 2014. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended July 1, 2014 in connection with the repurchase programs described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 to April 29	80,000	$25.08	80,000	$31,705,319
April 30 to May 27	95,000	$24.65	95,000	$99,623,993
May 28 to July 1	125,000	$25.90	125,000	$96,388,425

Total	300,000		300,000

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

TEXAS ROADHOUSE, INC.

Date: August 8, 2014	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: August 8, 2014	By:	/s/ G. PRICE COOPER, IV
G. Price Cooper, IV
Chief Financial Officer
(principal financial officer)
(chief accounting officer)