Form 10-Q
period 2014-09-30
Texas Roadhouse, Inc.
filed 2014-11-07
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock outstanding were 69,393,116 on October 29, 2014.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

		(As Adjusted)
	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$59,307	$94,874
Receivables, net of allowance for doubtful accounts of $13 at September 30, 2014 and $4 at December 31, 2013	15,701	25,391
Inventories, net	11,993	11,954
Prepaid income taxes	—	421
Prepaid expenses	8,100	10,250
Deferred tax assets	3,852	2,853
Total current assets	98,953	145,743
Property and equipment, net of accumulated depreciation of $336,245 at September 30, 2014 and $304,536 at December 31, 2013	631,552	586,212
Goodwill	117,197	117,197
Intangible assets, net	6,546	7,876
Other assets	22,059	20,616
Total assets	$876,307	$877,644

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$126	$243
Accounts payable	37,612	38,404
Deferred revenue — gift cards	32,710	62,723
Accrued wages	30,548	28,994
Income taxes payable	4,457	—
Accrued taxes and licenses	17,884	17,434
Dividends payable	10,421	—
Other accrued liabilities	31,163	27,382
Total current liabilities	164,921	175,180
Long-term debt, excluding current maturities	50,727	50,990
Stock option and other deposits	5,918	5,311
Deferred rent	26,103	23,742
Deferred tax liabilities	2,843	5,774
Fair value of derivative financial instruments	1,711	2,696
Other liabilities	21,169	20,091
Total liabilities	273,392	283,784
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,472,721 and 70,352,257 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	69	70
Additional paid-in-capital	185,826	215,051
Retained earnings	411,273	374,190
Accumulated other comprehensive loss	(1,048)	(1,652)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	596,120	587,659
Noncontrolling interests	6,795	6,201
Total equity	602,915	593,860
Total liabilities and equity	$876,307	$877,644

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(tabular amounts in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Revenue:
Restaurant sales	$381,991	$331,746	$1,167,766	$1,037,239
Franchise royalties and fees	3,227	3,024	9,957	9,326

Total revenue	385,218	334,770	1,177,723	1,046,565

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	137,658	116,570	409,552	361,334
Labor	112,521	99,003	342,375	302,387
Rent	8,380	7,181	24,550	21,390
Other operating	59,276	51,949	180,491	162,716
Pre-opening	3,945	4,746	12,677	11,810
Depreciation and amortization	15,164	12,462	43,682	36,864
Impairment and closure	(16)	103	10	187
General and administrative	19,469	17,060	60,980	56,216

Total costs and expenses	356,397	309,074	1,074,317	952,904

Income from operations	28,821	25,696	103,406	93,661

Interest expense, net	492	525	1,564	1,687
Equity income from investments in unconsolidated affiliates	(410)	(173)	(975)	(571)

Income before taxes	28,739	25,344	102,817	92,545
Provision for income taxes	9,017	7,500	31,462	26,617
Net income including noncontrolling interests	$19,722	$17,844	$71,355	$65,928
Less: Net income attributable to noncontrolling interests	841	674	2,928	2,624

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$18,881	$17,170	$68,427	$63,304

Other comprehensive income, net of tax:
Unrealized gain on derivatives, net of tax of ($0.1) million, ($0.1) million, ($0.4) million and ($0.4) million, respectively	228	97	604	634

Total comprehensive income	$19,109	$17,267	$69,031	$63,938

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.27	$0.24	$0.98	$0.91

Diluted	$0.27	$0.24	$0.97	$0.89

Weighted-average shares outstanding:
Basic	69,544	70,361	69,793	69,914

Diluted	70,395	71,620	70,639	71,175

Cash dividends declared per share	$0.15	$0.12	$0.45	$0.36

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 31, 2013	70,352,257	$70	$215,051	$374,190	$(1,652)	$587,659	$6,201	$593,860

Net income	—	—	—	68,427	—	68,427	2,928	71,355
Unrealized gain on derivatives, net of tax of $(0.4) million	—	—	—	—	604	604	—	604
Noncontrolling interests contribution	—	—	—	—	—	—	730	730
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,064)	(3,064)
Dividends declared and paid ($0.30 per share)	—	—	—	(20,923)	—	(20,923)	—	(20,923)
Dividends declared ($0.15 per share)	—	—	—	(10,421)	—	(10,421)	—	(10,421)
Shares issued under stock option plan including tax effects	260,515	—	5,441	—	—	5,441	—	5,441
Repurchase shares of common stock	(1,575,000)	(2)	(39,964)	—	—	(39,966)	—	(39,966)
Settlement of restricted stock units	657,462	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(222,513)	—	(5,638)	—	—	(5,638)	—	(5.638)
Share-based compensation	—	—	10,937	—	—	10,937	—	10,937

Balance, September 30, 2014	69,472,721	$69	$185,826	$411,273	$(1,048)	$596,120	$6,795	602,915

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 30, 2014	September 24, 2013
Cash flows from operating activities:
Net income including noncontrolling interests	$71,355	$65,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,682	36,864
Deferred income taxes	(4,311)	(1,739)
Loss on disposition of assets	3,461	2,641
Impairment and closure costs	—	84
Equity income from investments in unconsolidated affiliates	(975)	(571)
Distributions of income received from investments in unconsolidated affiliates	424	343
Provision for doubtful accounts	9	85
Share-based compensation expense	10,937	10,583
Changes in operating working capital:
Receivables	9,924	4,813
Inventories	(39)	(53)
Prepaid expenses	2,150	583
Other assets	(891)	(3,201)
Accounts payable	(3,499)	(324)
Deferred revenue — gift cards	(30,013)	(27,670)
Accrued wages	1,554	1,319
Excess tax benefits from share-based compensation	(2,236)	(3,013)
Prepaid income taxes and income taxes payable	7,114	4,943
Accrued taxes and licenses	450	1,850
Other accrued liabilities	3,781	1,225
Deferred rent	2,361	2,536
Other liabilities	1,078	1,458

Net cash provided by operating activities	$116,316	$98,684

Cash flows from investing activities:
Capital expenditures — property and equipment	(89,645)	(70,911)
Proceeds from sale of property and equipment, including insurance proceeds, and other	1,197	(39)

Net cash used in investing activities	$(88,448)	$(70,950)

Cash flows from financing activities:
Repurchase of shares of common stock	(39,966)	—
Distributions to noncontrolling interests	(3,064)	(2,459)
Excess tax benefits from share-based compensation	2,236	3,013
Proceeds from noncontrolling interest contributions and other	487	—
Proceeds from stock option and other deposits, net	607	23
Indirect repurchase of shares for minimum tax withholdings	(5,638)	(5,477)
Principal payments on long-term debt and capital lease obligations	(380)	(298)
Proceeds from exercise of stock options	3,206	13,001
Dividends paid to shareholders	(20,923)	(29,939)

Net cash used in financing activities	$(63,435)	$(22,136)

Net (decrease) increase in cash and cash equivalents	(35,567)	5,598
Cash and cash equivalents — beginning of period	94,874	81,746
Cash and cash equivalents — end of period	$59,307	$87,344

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,774	$1,803
Income taxes paid	$28,659	$23,410
Capital expenditures included in accounts payable	$4,090	$2,043
Receivable from noncontrolling interest in joint venture	$243	$—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  (“TRI”), our wholly-owned subsidiaries and subsidiaries in which we own more than a 50 percent interest (collectively the “Company,” “we,” “our” and/or “us”) as of September 30, 2014 and December 31, 2013 and for the 13 and 39 weeks ended September 30, 2014 and September 24, 2013.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corporation (“Management Corp.”) and Strategic Restaurant Concepts, LLC (“Strategic Concepts”).  We and our subsidiaries operate restaurants primarily under the Texas Roadhouse name. Holdings also provides supervisory and administrative services for certain other franchise Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company and certain other franchise Texas Roadhouse restaurants.  All significant balances and transactions between the consolidated entities have been eliminated.

As of September 30, 2014 and September 24, 2013, we owned 5.0% to 10.0% equity interests in 23 franchise restaurants.  Additionally, as of September 30, 2014 and September 24, 2013, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and cash flows. Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants have been eliminated.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to self-insurance reserves, share-based compensation expense and income taxes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 39 weeks ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 30, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table summarizes the share-based compensation recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013

Labor expense	$1,282	$1,356	$4,052	$4,027
General and administrative expense	2,256	2,256	6,885	6,556
Total share-based compensation expense	$3,538	$3,612	$10,937	$10,583

Share-based compensation activity by type of grant as of September 30, 2014 and changes during the 39 weeks then ended are presented below.

Summary Details for Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,043,438	$13.77
Granted	—	—
Forfeited	(1,226)	14.82
Exercised	(260,515)	12.31
Outstanding at September 30, 2014	781,697	$14.26	1.80	$10,616

Exercisable at September 30, 2014	781,697	$14.26	1.80	$10,616

The total intrinsic value of options exercised during the 13 weeks ended September 30, 2014 and September 24, 2013 was $1.3 million and $1.7 million, respectively.  During the 39 weeks ended September 30, 2014 and September 24, 2013, the total intrinsic value of options exercised was $3.6 million and $8.0 million, respectively.  No stock options vested during the 13 or 39 weeks ended September 30, 2014 and September 24, 2013.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,283,862	$18.68
Granted	415,046	25.30
Forfeited	(58,927)	19.52
Vested	(657,462)	18.34
Outstanding at September 30, 2014	982,519	$21.66	0.9	$27,353

As of September 30, 2014, with respect to unvested RSUs, there was $10.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.4 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 13 weeks ended September 30, 2014 and September 24, 2013 was $3.1 million and $3.7 million, respectively.  For the 39 weeks ended September 30, 2014 and September 24, 2013, the total intrinsic value of RSUs vested was $17.3 million and $16.9 million, respectively.

(3)   Long-term Debt

Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
Installment loans, due 2014 — 2020	$853	$1,233
Revolver	50,000	50,000
	50,853	51,233
Less current maturities	126	243
	$50,727	$50,990

The weighted-average interest rate for installment loans outstanding at September 30, 2014 and December 31, 2013 was 10.46% and 10.54%, respectively.  The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both September 30, 2014 and December 31, 2013 was 3.96%, including the impact of interest rate swaps. At September 30, 2014, we had $50.0 million outstanding under the revolving credit facility and $144.6 million of availability, net of $5.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 30, 2014.

(4)   Income taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 39 weeks ended September 30, 2014 and September 24, 2013 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2014	September 24, 2013	Septmebr 30, 2014	September 24, 2013

Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.7	3.5	3.7
FICA tip tax credit	(7.5)	(7.5)	(6.4)	(6.3)
Work opportunity tax credit	(0.6)	(1.1)	(0.6)	(2.2)
Incentive stock options	(0.2)	(1.2)	(0.1)	(0.8)
Nondeductible officer compensation	0.3	0.4	0.3	0.5
Net income attributable to noncontrolling interests	(0.9)	(0.9)	(0.9)	(1.0)
Other	1.8	1.2	(0.2)	(0.1)

Total	31.4%	29.6%	30.6%	28.8%

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

On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swaps will be reported as a component of accumulated other comprehensive income or loss (“AOCI”).  Additionally, amounts related to the yield adjustment of the hedged interest payments are subsequently reclassified into interest expense in the same period during which the related interest affects earnings.  We will reclassify any gain or loss from AOCI, net of tax, in our unaudited condensed consolidated balance sheet to interest expense in our unaudited condensed consolidated statement of income and comprehensive income when the interest rate swap expires or at the time we choose to terminate the swap.  See note 11 for fair value discussion of these interest rate swaps.

The following table summarizes the fair value and presentation in the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance	Derivative Assets		Derivative Liabilities
	Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$1,711	$2,696

Total Derivative Contracts		$—	$—	$1,711	$2,696

(1)                            Derivative assets and liabilities are included in fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 and 39 weeks ended September 30, 2014 and September 24, 2013:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013

Gain recognized in AOCI, net of tax (effective portion)	$228	$97	$604	$634
Loss reclassified from AOCI to income (effective portion)	$370	$378	$1,110	$1,106

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 and 39 weeks ended September 30, 2014 and September 24, 2013, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

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

Going Concern

(Accounting Standards Update 2014-15, “ASU 2014-15”)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 (our 2017 fiscal year) and early adoption is permitted.  We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows upon adoption.

(7)         Commitments and Contingencies

The estimated cost of completing capital project commitments at September 30, 2014 and December 31, 2013 was approximately $114.0 million and $65.2 million, respectively.

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

During the 39 weeks ended September 30, 2014, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(9)   Related Party Transactions

The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our Chief Operating Officer. The initial lease term was 15 years and was scheduled to terminate in November 2014. We exercised our first renewal term so the lease will now expire on October 31, 2019. The lease can be renewed for three additional terms of five years each. Rent is approximately $19,000 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $0.1 million for each of the 13 weeks ended September 30, 2014 and September 24, 2013.  For each of the 39 week periods ended September 30, 2014 and September 24, 2013, rent payments were approximately $0.2 million.

The Bossier City, Louisiana restaurant, of which Mr. Ortiz beneficially owns 66.0% and we own 5.0%, leases the land and restaurant building from an entity owned by Mr. Ortiz.  The lease term is 15 years and will terminate on March 31, 2020.  Rent is approximately $16,600 per month and escalates 10% each five year period during the term.  The next rent escalation is in the second quarter of 2015.  The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent.  Total rent payments were approximately $0.1 million for each of the 13 weeks ended September 30, 2014 and September 24, 2013.  For each of the 39 week periods ended September 30, 2014 and September 24, 2013, rent payments were approximately $0.2 million.

We have 15 franchise restaurants owned in whole or part, by certain of our officers, directors and stockholders of the Company as of September 30, 2014 and September 24, 2013. These entities paid us fees of approximately $0.6 million for both of the 13 weeks ended September 30, 2014 and September 24, 2013. For the 39 week periods ended September 30, 2014 and September 24, 2013, these entities paid us fees of approximately $1.9 million and $1.8 million, respectively.  As disclosed in note 7, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2014	September 24, 2013	Septmeber 30, 2014	September 24, 2013

Options	—	—	—	—
Nonvested stock	—	—	—	29,155

Total	—	—	—	29,155

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$18,881	$17,170	$68,427	$63,304

Basic EPS:
Weighted-average common shares outstanding	69,544	70,361	69,793	69,914

Basic EPS	$0.27	$0.24	$0.98	$0.91

Diluted EPS:
Weighted-average common shares outstanding	69,544	70,361	69,793	69,914
Dilutive effect of stock options and restricted stock units	851	1,259	846	1,261
Shares — diluted	70,395	71,620	70,639	71,175

Diluted EPS	$0.27	$0.24	$0.97	$0.89

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

There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 30, 2014.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 30, 2014	December 31, 2013

Interest rate swaps	2	$(1,711)	$(2,696)
Deferred compensation plan - assets	1	14,342	11,916
Deferred compensation plan - liabilities	1	(14,330)	(11,913)

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

The following table presents the fair values for our assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements			Total losses
				39 Weeks Ended
	Level	September 30, 2014	December 31, 2013	September 30, 2014	September 24, 2013

Long-lived assets	2	$—	$1,203	$15	$—

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

At September 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our revolving credit facility at September 30, 2014 and December 31, 2013 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loans is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loans are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loans — Level 2	$853	$997	$1,233	$1,434

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

For the 13 week period ended September 30, 2014 we paid approximately $8.2 million to repurchase 315,000 shares of our common stock.  For the 39 week period ended September 30, 2014 we paid approximately $40.0 million to repurchase 1,575,000 shares of our common stock.  We did not repurchase any shares of our common stock during the 13 and 39 week periods ended September 24, 2013.  As of September 30, 2014, we had approximately $88.2 million remaining under our authorized stock repurchase program.

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

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant chain. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 436 restaurants in 49 states and three foreign countries.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 30, 2014, our 436 restaurants included:

•      361 “company restaurants,” of which 345 were wholly-owned and 16 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our unaudited condensed consolidated statements of income and comprehensive income.

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

We have contractual arrangements which grant us the right to acquire at pre-determined valuation formulas the remaining equity interests in 14 of the 16 majority-owned company restaurants and 66 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 30, 2014 and September 24, 2013 are referred to as Q3 2014 and Q3 2013, respectively.  The 39 weeks ended September 30, 2014 and September 24, 2013 are referred to as 2014 YTD and 2013 YTD, respectively.

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

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a ten year period, of which five restaurants are currently open.  In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in the Philippines and Taiwan. Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for minority ownership in four non-Texas Roadhouse restaurants, all of which are currently open.  We continue to explore opportunities in other countries for international expansion. We may also look to acquire domestic franchise restaurants under terms favorable to the Company and our stockholders. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.  Of the 361 restaurants we owned and operated at September 30, 2014, we owned and operated 360 as Texas Roadhouse restaurants. We have opened 15 company restaurants 2014 YTD and plan to open approximately 10 additional company restaurants through the remainder of 2014, six of which are open.  During 2014 YTD, our franchise partners have opened one Texas Roadhouse restaurant, and we anticipate they will open as many as five additional Texas Roadhouse restaurants through the remainder of 2014, including as many as four internationally.

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

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing, international and operations. In 2014 YTD and full year 2013, general and administrative costs increased at a faster growth rate than our revenue, excluding the impact of $2.0 million in lower annual managing partner conference costs in 2014 YTD and the impact of a legal settlement charge of $5.0 million recorded in the first quarter of 2012.  Our longer term goal is to have general and administrative costs increase at a slower growth rate than our revenue. Whether we are able to leverage our infrastructure in future years will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend per share over time. Most recently, on August 21, 2014, our Board of Directors authorized the payment of a quarterly cash dividend of $0.15 per share of common stock which was paid on October 3, 2014.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions.

In 2008, our Board of Directors approved our first stock repurchase program.  Since then, we have paid $198.3 million through our authorized stock repurchase programs to repurchase 14,308,362 shares of our common stock at an average price per share of $13.86.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  At September 30, 2014, we had approximately $88.2 million remaining under our authorized stock repurchase program.  All repurchases to date under our stock repurchase programs have been made through open market transactions.  Our long term strategy includes repurchasing shares of our common stock to at least offset the dilutive impact of our share-based compensation programs.  Beyond that, we will be opportunistic in repurchasing shares of our common stock.

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

Franchise Royalties and Fees.   Domestic franchisees typically pay a $40,000 initial franchise fee for each new restaurant. In addition, at each renewal period, we receive a fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our domestic franchisees. In addition, franchise royalties and fees include royalties and fees paid to us by our international franchisee. The terms of the international agreements may vary significantly from our domestic agreements.

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

Restaurant Other Operating Expenses.   Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, local store advertising, repair and maintenance, property taxes, credit card and gift card fees, gift card breakage income and general liability insurance. Profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners are also included in restaurant other operating expenses.

Pre-opening Expenses.   Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses.  On average, over 50% of total pre-opening costs incurred per restaurant opening relate to the hiring and training of employees.  Pre-opening costs vary by location depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants.

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

Equity Income from Unconsolidated Affiliates.   As of September 30, 2014 and September 24, 2013, we owned a 5.0% to 10.0% equity interest in 23 franchise restaurants.  Additionally, as of September 30, 2014 and September 24, 2013, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned or controlled restaurants.  Our consolidated subsidiaries at September 30, 2014 included 16 majority-owned restaurants, all of which were open.  Our consolidated subsidiaries at September 24, 2013 included 15 majority-owned restaurants, all of which were open.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 30, 2014		September 24, 2013		September 30, 2014		September 24, 2013
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	381,991	99.2	331,746	99.1	1,167,766	99.2	1,037,239	99.1
Franchise royalties and fees	3,227	0.8	3,024	0.9	9,957	0.8	9,326	0.9

Total revenue	385,218	100.0	334,770	100.0	1,177,723	100.0	1,046,565	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	137,658	36.0	116,570	35.1	409,552	35.1	361,334	34.8
Labor	112,521	29.5	99,003	29.8	342,375	29.3	302,387	29.2
Rent	8,380	2.2	7,181	2.2	24,550	2.1	21,390	2.1
Other operating	59,276	15.5	51,949	15.7	180,491	15.5	162,716	15.7
(As a percentage of total revenue)
Pre-opening	3,945	1.0	4,746	1.4	12,677	1.1	11,810	1.1
Depreciation and amortization	15,164	3.9	12,462	3.7	43,682	3.7	36,864	3.5
Impairment and closure	(16)	NM	103	NM	10	NM	187	NM
General and administrative	19,469	5.1	17,060	5.1	60,980	5.2	56,216	5.4

Total costs and expenses	356,397	92.5	309,074	92.3	1,074,317	91.2	952,904	91.1
Income from operations	28,821	7.5	25,696	7.7	103,406	8.8	93,661	9.0
Interest expense, net	492	0.1	525	0.2	1,564	0.1	1,687	0.2
Equity income from investments in unconsolidated affiliates	(410)	(0.1)	(173)	NM	(975)	NM	(571)	NM

Income before taxes	28,739	7.5	25,344	7.6	102,817	8.7	92,545	8.8
Provision for income taxes	9,017	2.3	7,500	2.2	31,462	2.7	26,617	2.5
Net income including noncontrolling interests	19,722	5.1	17,844	5.3	71,355	6.1	65,928	6.3
Net income attributable to noncontrolling interests	841	0.2	674	0.2	2,928	0.2	2,624	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	18,881	4.9	17,170	5.1	68,427	5.8	63,304	6.0

	13 Weeks Ended				39 Weeks Ended
	September 30, 2014		September 24, 2013		September 30, 2014		September 24, 2013
	$	%	$	%	$	%	$	%
Restaurant margin ($ in thousands)	64,156	16.8	57,043	17.2	210,798	18.1	189,410	18.3

Restaurant margin $/store week	13,703		13,284		15,276		14,935

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 31, 2013	346	74	420
Openings — Texas Roadhouse	15	1	16
Openings — Other	—	—	—
Acquisitions (Dispositions)	—	—	—
Closures	—	—	—

Balance at September 30, 2014	361	75	436

Q3 2014 (13 weeks) Compared to Q3 2013 (13 weeks) and 2014 YTD (39 weeks) compared to 2013 YTD (39 weeks)

Restaurant Sales.   Restaurant sales increased by 15.1% in Q3 2014 as compared to Q3 2013 and 12.6% in 2014 YTD compared to 2013 YTD.  These increases were primarily attributable to the opening of new restaurants combined with an increase in average unit volume primarily due to comparable restaurant sales growth.  In addition, restaurant sales were positively impacted by the acquisition of two franchise restaurants in the fourth quarter of 2013.  This impact was mostly offset by the sale of two non-Texas Roadhouse restaurants in the same quarter.

The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.

	Q3 2014	Q3 2013	2014 YTD	2013 YTD
Company Restaurants
Increase in store weeks	9.0%	6.3%	8.8%	7.0%
Increase in average unit volume	5.7%	1.6%	3.2%	2.8%
Other (1)	0.4%	0.5%	0.6%	(0.1)%
Total increase in restaurant sales	15.1%	8.4%	12.6%	9.7%

Store weeks	4,682	4,294	13,799	12,682
Comparable restaurant sales growth	5.9%	2.6%	3.9%	3.7%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	5.9%	2.6%	3.9%	3.7%
Average unit volume (in thousands)	$1,051	$994	$3,270	$3,167
Weekly sales by group:
Comparable restaurants (320 and 293 units, respectively)	$80,995	$77,662
Average unit volume restaurants (25 units)(2)	$78,542	$67,409
Restaurants less than six months old (15 and 13 units, respectively)	$99,636	$93,889

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

The increase in average unit volume for Q3 2014 and 2014 YTD was primarily driven by positive comparable restaurant sales growth and year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales.  Comparable restaurant sales growth of 5.9% in Q3 2014 was due to an increase in our guest traffic counts of approximately 4.4% and an increase in our per person average check of approximately 1.5%.  Comparable restaurant sales growth of 3.9% for 2014 YTD was due to an increase in our guest traffic counts of approximately 2.4%, along with an increase in our per person average check of approximately 1.5%.

The increase in average unit volumes for Q3 2013 and 2013 YTD was primarily driven by positive comparable restaurant sales growth, partially offset by lower year-over-year sales for the newer restaurants included in our average unit volumes but excluded from comparable restaurant sales. Comparable restaurant sales growth of 2.6% in Q3 2013 was due to an increase in our per person average check of approximately 2.2% and an increase in guest traffic counts of approximately 0.4%. Comparable restaurant sales growth of 3.7% for 2013 YTD was primarily due to an increase in our per person average check of approximately 2.5%, along with an increase in guest traffic counts of approximately 1.2%.

The increase in our per person average check for the periods presented was driven by menu price increases taken throughout 2013 and 2012.  In 2013, we increased menu prices approximately 1.5% in early December.  In 2012, we increased menu prices approximately 2.2% in the first quarter and approximately 2.2% in early December.  These menu price increases were taken as a result of inflationary pressures, mainly commodities.  We currently plan to take an additional price increase of approximately 1.8% in late November 2014.

In 2014, we plan to open approximately 25 company restaurants, 15 of which opened in 2014 YTD.  We have begun construction for all of the remaining planned restaurant openings.  Additionally, we currently plan to open 25 to 30 company restaurants in 2015.

Franchise Royalties and Fees.   Franchise royalties and fees increased by $0.2 million, or by 6.7%, in Q3 2014 from Q3 2013 and increased by $0.6 million or by 6.8% in 2014 YTD from 2013 YTD.  These increases were primarily attributable to the opening of new franchise restaurants and an increase in average unit volume, partially offset by the impact of the acquisition of two franchise restaurants in the fourth quarter of 2013.  Franchise comparable restaurant sales increased 5.2% in Q3 2014 and 4.4% in 2014 YTD.  The acquired franchise restaurants generated approximately $0.1 million and $0.2 million in franchise royalties in Q3 2013 and 2013 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2014, we anticipate our franchise partners will open as many as five Texas Roadhouse restaurants, one of which opened in 2014 YTD.  Additionally, we currently anticipate our franchise partners will open as many as four to six Texas Roadhouse restaurants in 2015.

Restaurant Cost of Sales.   Restaurant cost of sales, as a percentage of restaurant sales, increased to 36.0% in Q3 2014 from 35.1% in Q3 2013 and increased to 35.1%  in 2014 YTD from 34.8% in 2013 YTD.  The increases were primarily attributable to commodity inflation partially offset by approximately 1.5% of menu pricing actions in late 2013 and the benefit of operating efficiencies associated with process improvements at the restaurant level.  Commodity inflation of approximately 4.5% in Q3 2014 and 3.0% in 2014 YTD were driven by higher food costs, primarily beef.  We expect approximately 3.0% commodity cost inflation for full year 2014.  For 2015, we currently anticipate low to mid-single digit commodity cost inflation.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.5% in Q3 2014 compared to 29.8% in Q3 2013 and increased to 29.3% in 2014 YTD compared 29.2% in 2013 YTD.  The decrease in Q3 2014 was primarily attributable to an increase in average unit volume partially offset by higher average wage rates, along with higher costs associated with restaurant cleaning and health insurance.  In 2014 YTD, the increase in average unit volume was not enough to offset higher costs associated with restaurant cleaning and health insurance.

In 2014, we reclassified certain restaurant cleaning costs from restaurant other operating expenses to restaurant labor expenses.  This reclass had no impact on restaurant margin.  Health insurance costs were higher due to an increase in premiums, along with offering coverage to an expanded population of employees.

We anticipate our labor costs will be pressured throughout the remainder of 2014 by inflation due to state-mandated increases in minimum and tip wage rates, along with higher healthcare costs.  At the beginning of 2014, we offered health coverage to employees including hourly employees that work a minimum of 35 hours per week.  As a result of this change, we expect our health insurance benefits costs will be approximately $2.5 million higher in 2014 compared to prior year.  These increases in costs may or may not be offset by menu price adjustments and/or guest traffic growth.

In 2015, we anticipate our labor costs will be pressured by inflation due to increases in minimum and tip wage rates, along with higher healthcare costs.  At the beginning of 2015, as required by the Patient Protection and Affordable Care Act of 2010, we will further extend our health coverage to a greater number of our hourly employees.  We currently estimate that this expansion will result in additional health insurance benefits costs of approximately $2.5 million.  These increases in costs may or may not be offset by additional menu price adjustments and/or guest traffic growth.

Restaurant Rent Expense.   Restaurant rent expense, as a percentage of restaurant sales, remained relatively unchanged at 2.2% in Q3 2014 and 2.1% in 2014 YTD compared to Q3 2013 and 2013 YTD.  The impact of leasing more land and buildings than we have in the past was offset by the benefit from an increase in average unit volume.

Restaurant Other Operating Expenses.   Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.5% in Q3 2014 and 2014 YTD compared to 15.7% in Q3 2013 and 2013 YTD.  These decreases were primarily attributable to an increase in average unit volume and lower costs associated with liquor taxes, restaurant cleaning, and linens, partially offset by higher general liability insurance.  In addition, 2014 YTD was impacted by higher utility costs.

Lower liquor taxes were a result of legislative changes in Texas which lowered our tax rate associated with liquor sales effective at the beginning of 2014, while lower restaurant cleaning costs were due to the reclassification of wages as discussed above under restaurant labor.  Lower linen costs were primarily driven by purchasing initiatives.  Higher general liability insurance was driven by a $1.3 million reduction to general liability insurance costs recorded in Q3 2013 compared to a $0.3 million reduction in costs recorded in Q3 2014 due to changes in our claims development history included in our quarterly actuarial reserve estimate.  For 2014 YTD, utility costs were driven by higher natural gas prices.

Restaurant Pre-opening Expenses.   Pre-opening expenses decreased to $3.9 million in Q3 2014 from $4.7 million in Q3 2013 and increased to $12.7 million in 2014 YTD from $11.8 million in 2013 YTD.  The decrease in Q3 2014 was attributable to a decrease in the number of restaurants opened in Q3 2014 compared to Q3 2013, along with lower spending on future planned restaurant openings compared to the prior year period, partially offset by an increase in spending on a per store basis.  In 2014 YTD, the increase is primarily attributable to an increase in the number of restaurants opened in 2014 YTD, an increase in spending on a per store basis, and more restaurants in the development pipeline.

In Q3 2014, we opened three restaurants compared to four restaurants in Q3 2013.  In 2014 YTD, we opened 15 restaurants compared to 14 restaurants in 2013 YTD.  Overall, we plan to open approximately 25 company restaurants in 2014 compared to 26 company restaurants in 2013.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.   D&A, as a percentage of total revenue, increased to 3.9% in Q3 2014 from 3.7% in Q3 2013 and increased to 3.7% in 2014 YTD from 3.5% in 2013 YTD.  The increases were primarily due to higher depreciation, as a percentage of revenue, at new restaurants, and lower depreciation expense in Q3 2013 and 2013 YTD due to annual expense being recorded over 53 weeks in fiscal 2013.  The increase was partially offset by an increase in average unit volume.

General and Administrative Expenses.  G&A, as a percentage of total revenue, remained flat at 5.1% in Q3 2014 compared to 5.1% in Q3 2013 and decreased to 5.2% in 2014 YTD from 5.4% in 2013 YTD.  In Q3 2014, an increase in average unit volume was offset by higher costs due to continued investment in our infrastructure as we continue to develop more domestic and international restaurants.  In 2014 YTD, lower costs associated with our annual managing partner conference, along with an increase in average unit volume were partially offset by higher costs due to continued investment in our infrastructure.  In 2014 YTD, we incurred costs of $1.9 million related to our annual managing partner conference compared to $3.9 million in 2013 YTD.  Our annual managing partner conference costs were higher in 2013 compared to 2014 primarily due to the location of our conference in conjunction with the 20th anniversary of our first restaurant opening.

Interest Expense, Net.   Interest expense remained relatively flat at $0.5 million in Q3 2014 compared to Q3 2013 and relatively flat at $1.6 million in 2014 YTD and compared to $1.7 million in 2013 YTD.

Income Tax Expense.   Our effective tax rate increased to 31.4% in Q3 2014 from 29.6% in Q3 2013 and increased to 30.6% in 2014 YTD from 28.8% in 2013 YTD.  These increases were primarily attributable to lower deductible incentive stock option activity and the expiration of the Work Opportunity Tax Credits (“WOTC”) at the end of 2013.

We expect the tax rate to be 30.0% to 31.0% for fiscal 2014 compared to 28.9% in fiscal 2013 primarily due to the expiration of WOTC.  For 2015, we expect the rate to be 29.0% to 31.0% depending primarily on the reinstatement of WOTC and timing of such reinstatement.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
(in 000’s)	September 30, 2014	September 24, 2013

Net cash provided by operating activities	$116,316	$98,684
Net cash used in investing activities	(88,448)	(70,950)
Net cash used in financing activities	(63,435)	(22,136)

Net (decrease) increase in cash and cash equivalents	$(35,567)	$5,598

Net cash provided by operating activities was $116.3 million in 2014 YTD compared to $98.7 million in 2013 YTD.  This increase was primarily due to an increase in net income and depreciation and amortization expense, along with changes in working capital.  The increase in net income before noncash items, particularly depreciation and amortization expense, was driven by the continued opening of new restaurants and an increase in comparable restaurant sales at existing restaurants, partially offset by higher income tax expense.  The changes in working capital are primarily driven by an increase in receivables collected which is primarily due to an increase in amounts due from our third party gift card retailers at fiscal year end 2013 compared to fiscal year end 2012 as the program has expanded.

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

Net cash used in investing activities was $88.4 million in 2014 YTD compared to $71.0 million in 2013 YTD.  This increase was primarily due to an increase in capital expenditures related to the refurbishment of existing restaurants, such as remodeling, room additions and other general maintenance, along with increased spending on capital expenditures primarily related to 2014 restaurant openings, partially offset by proceeds from the sale of the land and building related to a previously closed restaurant.  We opened 15 company restaurants in 2014 YTD compared to 14 company restaurants in 2013 YTD.  We plan to open approximately 25 company restaurants in 2014 compared to 26 restaurants in 2013.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 30, 2014, 123 of the 361 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

(in 000’s)	2014 YTD	2013 YTD
New company restaurants	$58,533	$50,036
Refurbishment of existing restaurants (1)	31,112	20,875
Total capital expenditures	$89,645	$70,911

Restaurant-related repairs and maintenance expense (2)	$12,780	$11,284

(1) Includes minimal capital expenditures related to support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2014, we expect our capital expenditures to be approximately $110.0 million, the majority of which will relate to planned restaurant openings, including approximately 25 restaurant openings in 2014.  These amounts exclude any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility.  For 2014, we anticipate net cash provided by operating activities will exceed capital expenditures.  We currently anticipate this excess will be used to repurchase common stock and/or pay dividends, as approved by our Board of Directors.

Net cash used in financing activities was $63.4 million in 2014 YTD as compared to $22.1 million in 2013 YTD.  This increase was primarily due to an increase in spending on share repurchases along with a decrease in proceeds from the exercise of stock options.  The increase was partially offset by lower dividend payments in 2014 YTD due to the timing of the declaration and payment dates and an extra dividend payment in Q1 2013 of $6.9 million.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  The previous program authorized us to repurchase up to $100.0 million of our common stock.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  During Q3 2014, we paid approximately $8.2 million to repurchase 315,000 shares of our common stock.  During 2014 YTD, we paid approximately $40.0 million to repurchase 1,575,000 shares of our common stock, and we had approximately $88.2 million remaining under our authorized stock repurchase program as of September 30, 2014.

On August 21, 2014, our Board of Directors authorized the payment of a cash dividend of $0.15 per share of common stock.  The payment of this dividend totaling $10.4 million was distributed on October 3, 2014 to shareholders of record at the close of business on September 17, 2014.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of September 30, 2014.

In 2014 YTD, we paid distributions of $3.1 million to equity holders of 15 of our majority-owned company restaurants.  In 2013 YTD, we paid distributions of $2.5 million to equity holders of 15 of our majority-owned company restaurants.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both September 30, 2014 and December 31, 2013 was 3.96%, including the impact of interest rate swaps. At September 30, 2014, we had $50.0 million outstanding under the revolving credit facility and $144.6 million of availability, net of $5.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 30, 2014.

At September 30, 2014, in addition to the amounts outstanding on our revolving credit facility, we had one other note payable totaling $0.9 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant. Our total weighted-average effective interest rate at September 30, 2014 was 4.07%, including the impact of interest rate swaps discussed below.

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

On January 7, 2009, we entered into another interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.  Our counterparty in this interest rate swap is JPMorgan Chase Bank, N.A.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 30, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$50,853	$126	$295	$50,363	$69
Interest (1)	4,047	2,063	1,368	614	2
Operating lease obligations	599,302	32,813	64,279	65,179	437,031
Capital obligations	114,015	114,015	—	—	—
Total contractual obligations	$768,217	$149,017	$65,942	$116,156	$437,102

(1)         Assumes constant rate until maturity for our fixed and variable rate debt. Uses interest rates as of September 30, 2014 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at September 30, 2014 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.875% margin, which was in effect as of September 30, 2014.  Additionally, we have assumed that $50.0 million in revolving credit facility borrowings remain outstanding after the termination of the interest rate swaps and have calculated interest payments using the weighted average interest rate of 1.03%, which was the interest rate associated with our amended revolving credit facility on September 30, 2014.

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

Going Concern

(Accounting Standards Update 2014-15, “ASU 2014-15”)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 (our 2017 fiscal year) and early adoption is permitted.  We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At September 30, 2014, we had $50.0 million outstanding under the revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had one other note payable totaling $0.9 million with a fixed interest rate of 10.46%.

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

On January 7, 2009, we entered into another interest rate swap, starting February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $88.2 million remained outstanding at September 30, 2014. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended September 30, 2014 in connection with the repurchase programs described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 to July 29	95,000	$25.45	95,000	$93,972,839
July 30 to August 26	100,000	$25.60	100,000	$91,415,240
August 27 to September 30	120,000	$26.89	120,000	$88,190,248

Total	315,000		315,000

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

TEXAS ROADHOUSE, INC.

Date: November 7, 2014	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: November 7, 2014	By:	/s/ G. PRICE COOPER, IV
G. Price Cooper, IV
Chief Financial Officer
(principal financial officer)
(chief accounting officer)