Form 10-K
period 2014-12-30
Texas Roadhouse, Inc.
filed 2015-02-27
CIK 1289460

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2014
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended July 1, 2014 was $1,605,959,498 based on the closing stock price of $26.00. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

         The number of shares of common stock outstanding were 69,844,329 on February 18, 2015.

         Portions of the registrant's definitive Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 30, 2014, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

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

  •
  risks associated with partnering in markets with franchisees or other investment partners with whom we have no prior history and whose interests may not align with ours;

  •
  risks associated with developing new restaurant concepts and our ability to open new concepts;

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

 PART I

ITEM 1—BUSINESS

        Texas Roadhouse, Inc. (the "Company") was incorporated under the laws of the state of Delaware in 2004. The principal executive office is located in Louisville, Kentucky.

General Development of Business

        Texas Roadhouse, Inc. is a growing, moderately priced, full-service restaurant company. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana. Since then, we have grown to 451 restaurants in 49 states and four foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 30, 2014, we owned and operated 372 restaurants and franchised an additional 79 restaurants. Of the 372 restaurants we owned and operated at the end of 2014, we operated 368 as Texas Roadhouse restaurants and three operated as Bubba's 33 restaurants. While the majority of our restaurant growth in 2015 will be Texas Roadhouse restaurants, we currently expect to open as many as five Bubba's 33 restaurants in 2015.

Financial Information about Operating Segments

        We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers, and possessing similar pricing structures, resulting in similar long-term expected financial performance characteristics. Each of our 372 company-owned restaurants is considered an operating segment.

Narrative Description of Business

        Texas Roadhouse is a full-service, casual dining restaurant concept. We offer an assortment of specially seasoned and aged steaks hand-cut daily on the premises and cooked to order over open gas-fired grills. In addition to steaks, we also offer our guests a selection of ribs, fish, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. The majority of our entrées include two made-from-scratch side items, and we offer all our guests a free unlimited supply of roasted in-shell peanuts and made-from-scratch yeast rolls.

        The operating strategy that underlies the growth of our concepts is built on the following key components:

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

  •
  Focusing on dinner.  In a high percentage of our restaurants, we limit our operating hours to dinner only during the weekdays with approximately one half of our restaurants offering lunch on Friday. By focusing on dinner, our restaurant teams have to prepare for and manage only one shift per day during the week. We believe this allows our restaurant teams to offer higher quality, more consistent food and service to our guests. In addition, we believe the dinner focus provides a better "quality-of-life" for our management teams and, therefore, is a key ingredient in attracting and retaining talented and experienced management personnel. We also focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner.

  •
  Offering attractive price points.  We offer our food and beverages at moderate price points that we believe are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest's budget and value expectations. For example, our steak entrées, which include the choice of two side items, generally range from $9.99 for our 6-ounce sirloin to $24.99 for our 23-ounce Porterhouse T-Bone. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2014 was $16.02. Per guest average check represents restaurant sales divided by the number of guests served. We consider each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus.

  •
  Creating a fun and comfortable atmosphere.  We believe the atmosphere we establish in our restaurants is a key component for fostering repeat business. Our Texas Roadhouse restaurants feature a rustic southwestern lodge décor accentuated with hand-painted murals, neon signs, and southwestern prints, rugs and artifacts. Additionally, we offer jukeboxes, which continuously play upbeat country hits.

Unit Prototype and Economics

        We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant-level returns over time. Our current prototypical Texas Roadhouse restaurants consist of a freestanding building with approximately 6,700 to 7,500 square feet of space constructed on sites of approximately 1.7 to 2.0 acres or retail pad sites, with seating of approximately 57 to 68 tables for a total of 245 to 329 guests, including 15 bar seats, and parking for approximately 160 vehicles either on-site or in combination with some form of off-site cross parking arrangement. Our current prototypes are adaptable to in-line and end-cap locations and/or spaces within an enclosed mall or a shopping center.

        As of December 30, 2014, we leased 245 properties and owned 127 properties. Our 2014 average unit volume was $4.4 million, which represents restaurant sales for all Texas Roadhouse company restaurants open before July 1, 2013. The time required for a new restaurant to reach a steady level of cash flow is approximately three to six months. For 2014, the average capital investment, including pre-opening costs, for the 22 Texas Roadhouse company restaurants opened during the year was $5.1 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,115,000	$500,000	$1,650,000
Building(2)	2,040,000	1,415,000	3,885,000
Furniture and Equipment	1,160,000	880,000	1,735,000
Pre-opening costs	732,000	370,000	1,260,000
Other(3)	65,000	—	450,000

Total	$5,112,000

(1)
Represents the average cost for land acquisitions or 10x's initial base rent in the event the land is leased.

(2)
Includes site work costs.

(3)
Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

        Our 2014 average capital investment of $5.1 million was higher than our 2013 average of $4.1 million and our 2012 average of $3.9 million. The increase in our 2014 average capital investment was primarily due to higher building costs at certain locations, such as Anchorage, Alaska and the New York City, NY vicinity, along with higher pre-opening costs due to unexpected delays in restaurant openings throughout the year. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location. We expect our average capital investment for Texas Roadhouse restaurants to be open in 2015 to be approximately $4.7 million.

Site Selection

        We continue to refine our site selection process. In analyzing each prospective site, our real estate team, including our restaurant market partners, devotes significant time and resources to the evaluation of local market demographics, population density, household income levels and site-specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities, traffic counts and parking. We work actively with real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. We typically require three to six months to locate, approve and control a restaurant site and typically six to 12 additional months to obtain necessary permits. Upon receipt of permits, it requires approximately four to five months to construct, equip and open a restaurant.

Existing Restaurant Locations

        As of December 30, 2014, we had 372 company restaurants and 79 franchise restaurants in 49 states and four foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	5	—	5
Alaska	2	—	2
Arizona	13	—	13
Arkansas	3	—	3
California	3	5	8
Colorado	13	1	14
Connecticut	3	—	3
Delaware	2	2	4
Florida	16	4	20
Georgia	5	7	12
Idaho	5	—	5
Illinois	15	—	15
Indiana	15	8	23
Iowa	9	—	9
Kansas	3	1	4
Kentucky	10	2	12
Louisiana	8	1	9
Maine	3	—	3
Maryland	4	5	9
Massachusetts	8	1	9
Michigan	8	3	11
Minnesota	4	—	4
Mississippi	1	—	1
Missouri	10	—	10
Montana	—	1	1
Nebraska	3	1	4
Nevada	1	—	1
New Hampshire	3	—	3
New Jersey	5	—	5
New Mexico	4	—	4
New York	13	—	13
North Carolina	17	—	17
North Dakota	2	1	3
Ohio	25	2	27
Oklahoma	6	—	6
Oregon	2	—	2
Pennsylvania	20	6	26
Rhode Island	2	—	2
South Carolina	1	6	7
South Dakota	2	—	2
Tennessee	11	2	13
Texas	51	5	56
Utah	9	1	10
Vermont	1	—	1
Virginia	12	—	12
Washington	1	—	1
West Virginia	1	2	3
Wisconsin	10	3	13
Wyoming	2	—	2

Total domestic restaurants	372	70	442
United Arab Emirates	—	4	4
Saudi Arabia	—	1	1
Kuwait	—	2	2
Taiwan	—	2	2

Total international restaurants	—	9	9

Total system-wide restaurants	372	79	451

Food

        Menu.    Texas Roadhouse restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. Our dinner entrée prices generally range from $8.99 to $24.99, with approximately 15 meals priced under $10.00. We offer a broad assortment of specially seasoned and aged steaks, including 6, 8, 11 and 16 oz. Sirloins; 10, 12, and 16 oz. Rib-eyes; 6 and 8 oz. Filets; New York Strip; Prime Rib; and our Porterhouse T-Bone, all cooked over open gas-fired grills and all but one hand-cut daily on the premises. We also offer our guests a selection of ribs, fish, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include made-from-scratch yeast rolls and most include the choice of two of the following made-from-scratch sides: baked potato, sweet potato, steak fries, mashed potatoes, house or Caesar salad, green beans, chili, seasoned rice, buttered corn, applesauce and steamed vegetables. Our menu allows guests to customize their meals by ordering steaks that are "smothered" either in sautéed mushrooms, onions, cheese or gravy. Guests may also customize their baked potatoes, mashed potatoes or steak fries by ordering them "loaded" with sour cream, cheese, bacon and/or butter. Other menu items include specialty appetizers such as the "Cactus Blossom®". We also provide a "12 & Under" menu for children that includes sirloin steak, rib basket, Lil 'Dillo Steak Bites, Jr. Chicken Tenders, grilled chicken, mini-cheeseburgers, hot dog and macaroni and cheese, all served with one side item and a beverage at prices generally between $3.99 and $8.99.

        Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer, major brands of liquor and wine as well as margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages accounted for approximately 11% of restaurant sales in fiscal 2014.

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

        Food Quality and Safety.    We are committed to serving a varied menu of high-quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to promote consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each restaurant, a trained meat cutter hand cuts our steaks and other restaurant team members prepare our side items and yeast rolls from scratch in the restaurants daily. We assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency and speed. Additionally, we expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest's order and meets our standards for quality, appearance and presentation.

        We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in our restaurants for the purpose of reinforcing the uniformity of recipes, food preparation procedures, food safety and sanitation standards, food appearance, freshness and portion size. The team currently consists of over 45 product coaches, supporting substantially all restaurants system-wide.

        Food safety is of utmost importance to us. We currently utilize several programs to help facilitate adherence to proper food preparation procedures and food safety standards including our daily Taste and Temp procedures. We have a food team whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to promote compliance with food safety guidelines. As a requirement of our quality assurance process, primary food items purchased from qualified vendors have been inspected by reputable, outside inspection services confirming that the vendor is compliant with United States Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") guidelines.

        We generally perform food safety and sanitation audits on each restaurant four times a year and these results are reviewed by various members of operations and management. To reinforce the importance of food safety, we have printed all HACCP (Hazard Analysis Critical Control Points) and Critical procedures (such as hand washing) in bold type on each recipe. In addition, most of our product coaches and food team members have obtained or are in the process of obtaining their Certified Professional—Food Safety designation from the National Environmental Health Association.

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

        Food and supplies are ordered by and shipped directly to the domestic restaurants, as we do not maintain a central product warehouse or commissary. Most food products used in the operation of our restaurants are distributed to individual restaurants through an independent national distribution company. We strive to qualify more than one supplier for all key food items and believe that beef of comparable quality as well as all other essential food and beverage products are available, upon short notice, from alternative qualified suppliers.

Service

        Service Quality.    We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. We employ a team of service coaches whose function is to provide continual, hands-on training and education to our service staff in our restaurants for the purpose of reinforcing service quality and consistency, staff attitude, team work and manage interaction in the dining room.

        Guest Satisfaction.    Through the use of guest surveys, our website "texasroadhouse.com," a toll-free guest response telephone line, social media, and personal interaction in the restaurant, we receive valuable feedback from guests. Additionally, we employ an outside service to administer a "Secret Shopper" program whereby trained individuals periodically dine and comprehensively evaluate the guest experience at each of our domestic restaurants. Particular attention is given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. The resulting reports are used for follow up training and providing feedback to both staff and management. We continue to evaluate and implement processes relating to guest satisfaction, including reducing guest wait times and improving host interaction with the guest.

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

People

        Management and Employees.    Each of our restaurants is generally staffed with one managing partner, one kitchen manager, one service manager, and, in most cases, one or more additional assistant managers and/or key hourly employees. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant and are responsible for maintaining the standards of quality and performance we establish. We use market partners to supervise the operation of our restaurants. Generally, each market partner has supervisory responsibilities for up to 10 to 15 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concept, strategy and standards of quality. To further facilitate adherence to our standards of quality and to maximize uniform execution throughout the system, we employ product coaches and service coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food and service quality. The attentive service and high quality food, which results from each restaurant having a managing partner, two to three managers and the hands-on assistance of a product coach and a service coach are critical to our success.

        Training and Development.    All restaurant employees are required to complete varying degrees of training before and during employment. Our detailed training program emphasizes our operating strategy, procedures and standards and is conducted individually at Texas Roadhouse restaurants and in groups in Louisville, Kentucky.

        Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum of nine to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management team members are required to complete a comprehensive training program of up to 20 weeks, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by either the market partner, product coach or service coach.

        A number of our restaurants have been certified as training centers by our training department. This certification confirms that the training center adheres to established operating procedures and guidelines. Additionally, most restaurants are staffed with training coordinators responsible for ongoing daily training needs.

        For new restaurant openings, a full team of designated trainers, each specializing in a specific restaurant position, is deployed to the restaurant at least ten days before opening. Formal employee training begins seven days before opening and follows a uniform, comprehensive training course as directed by a service coach.

Marketing

        Our marketing strategy aims to promote the Texas Roadhouse brand while retaining a localized focus. We strive to increase comparable restaurant sales by increasing the frequency of visits by our current guests and attracting new guests to our restaurants and also by communicating and promoting our brands' food quality, the guest experience and value. We accomplish these objectives through three major initiatives.

        Local Restaurant Area Marketing.    Given our strategy to be a neighborhood destination, local restaurant area marketing is integral in developing brand awareness in each market. Managing partners are encouraged to participate in creative community-based marketing. We also engage in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs. We leverage the corresponding recognition in our public relations and marketing efforts to communicate our corporate values and mission statement to our guests. We employ marketing coordinators at the restaurant and market level to develop and execute the majority of the local marketing strategies.

        In-restaurant Marketing.    A significant portion of our marketing fund is spent communicating with our guests inside our restaurants through point of purchase materials. We believe special promotions such as Valentine's Day and Mother's Day drive notable repeat business. Our eight-week holiday gift card campaign is one of our most impactful promotions.

        Advertising.    Our restaurants do not rely on national advertising to promote the brand. Earned media on a local level is a critical part of our strategy that features our product and people. Our restaurants use a permission-based email loyalty program, as well as social media, to promote the brand and engage with our guests. Our approach to media aligns with our focus on local store marketing and community involvement.

Restaurant Franchise Arrangements

        Franchise Restaurants.    As of December 30, 2014, we had 21 franchisees that operated 79 Texas Roadhouse restaurants in 23 states and four foreign countries. Domestically, franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States. Approximately 75% of our franchise restaurants are operated by 10 franchisees. No franchisee operates more than 13 restaurants.

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

        Domestic franchisees are currently required to pay 0.3% of gross sales to a national marketing fund for the system-wide promotions and related marketing efforts. We have the ability under our agreements to increase the required marketing fund contribution up to 2.5% of gross sales. We may also charge a marketing fee of 0.5% of gross sales, which we may use for market research and to develop system-wide promotional and marketing materials. A franchisee's total required marketing contribution or spending will not be more than 3.0% of gross sales.

        Our standard domestic franchise agreement gives us the right, but not the obligation, to compel a franchisee to transfer its assets to us in exchange for shares of our stock, or to convert its equity interests into shares of our stock. The amount of shares that a franchisee would receive is based on a formula that is included in the franchise agreement.

        We have entered into area development agreements for the development of Texas Roadhouse restaurants in foreign countries. In 2010, we entered into an agreement for the development of restaurants in eight countries in the Middle East over ten years. In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in the Philippines and Taiwan. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. The term of the agreements may be extended. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

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

        Management Services.    We provide management services to 24 of the franchise restaurants in which we and/or our founder have an ownership interest and seven additional franchise restaurants in which neither we nor our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services, restaurant employees and employee benefits on a pass-through cost basis. In addition, we receive a monthly fee from 15 franchise restaurants for providing payroll and accounting services.

Information Technology

        All of our company-owned restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, period, quarterly and year-to-date basis and beyond, on a company-wide, regional or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provides a detailed analysis of sales and costs. These monthly profit and loss statements are compared both to the restaurant-prepared reports and to prior periods. Restaurant hardware and software support for all of our restaurants is provided and coordinated from the restaurant Support Center in Louisville, Kentucky. Currently, we utilize cable, digital subscriber lines (DSL) or T-1 technology at the restaurant level, which serves as a high-speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processor. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan and providing on-site power backup.

        We accept credit cards and gift cards as payment at our restaurants. We have systems and processes in place that focus on the protection of our guests' credit card information and other private information that we are required to protect, such as our employees' personal information. Our systems have been carefully designed and configured to protect against data loss or compromise. We submit our systems to regular audit and review, including the requirements of Payment Card Industry Data Security Standards. We also periodically scan our networks to check for vulnerability.

        We believe that our current systems and practice of implementing regular updates will position us well to support current needs and future growth. Information systems projects are prioritized based on strategic, financial, regulatory and other business advantage criteria.

Competition

        According to the National Restaurant Association, or NRA, restaurant industry sales in 2015 will represent approximately 4% of the United States' gross domestic product. The NRA also forecasts that restaurant industry sales will reach $709.2 billion in 2015 and will encompass approximately 1.0 million restaurants.

        Competition in the restaurant industry is intense. We compete with mid-priced, full-service, casual dining restaurants primarily on the basis of taste, quality and price of the food offered, service, atmosphere, location and overall dining experience. Our competitors include a large and diverse group of restaurants that range from independent local operators to well-capitalized national restaurant chains. We also face growing competition from the supermarket industry, which offers "convenient" meals in the form of improved entrees and side dishes from the deli section. In addition, improving product offerings of fast casual and quick-service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. Although we believe that we compete favorably with respect to each of the above factors, other restaurants and retail establishments compete for the same casual dining guests, quality site locations and restaurant-level employees as we do. We expect intense competition to continue in all of the areas.

Trademarks

        Our registered trademarks and service marks include, among others, our trade names and our stylized logos. We have registered all of our significant marks with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 48 foreign jurisdictions including the European Union. To better protect our brand, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts.

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

        In 2014, the sale of alcoholic beverages accounted for approximately 11% of our restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses or permits would have a material adverse effect on the restaurant's operations. To reduce this risk, each company restaurant is operated in accordance with procedures intended to facilitate compliance with applicable codes and regulations.

        We are subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Consistent with industry standards, we carry liquor liability coverage as part of our existing comprehensive general liability insurance as well as excess umbrella coverage.

        Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tip wage requirements, overtime pay, health benefits, unemployment tax rates, workers' compensation rates, citizenship requirements, working conditions, safety standards and hiring and employment practices. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage (which currently is $7.25 per hour) or federal tipped wage (which currently is $2.13 per hour). Our employees who receive tips as part of their compensation, such as servers, are paid at or above a minimum wage rate, after giving effect to applicable tip credits. We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Numerous states in which we operate have passed legislation governing the applicable state minimum hourly and/or tipped wage. Further planned and unplanned increases in federal and/or state minimum hourly and tipped wages or state unemployment tax rates will increase our labor costs. These increases may or may not be offset by additional menu price adjustments and/or guest traffic growth.

        The Patient Protection and Affordable Care Act of 2010 (the "PPACA") includes provisions requiring all Americans to obtain health care coverage in 2015. As part of these provisions, we are required to offer health insurance benefits to some of our employees that were not previously offered coverage or pay a penalty. In 2014, we offered coverage to an expanded group of hourly employees that worked a minimum of 35 hours a week which resulted in approximately $3.0 million in higher health care benefit costs. At the beginning of 2015, we offered coverage to an expanded group of employees which included hourly employees that work a minimum of 30 hours per week. As a result of this change, we expect our health care benefit costs will be $5.0 to $6.0 million higher in 2015 compared to the prior year increase. We continue to assess the ongoing impact of these provisions on our health care benefit costs particularly as it relates to the implementation of the program and the number of employees that choose to participate. While we believe that the impact of the requirement to provide health insurance benefits to employees that are more extensive than what we currently provide is manageable, the requirements could have an adverse effect on our results of operations and financial position. These increases may or may not be offset by additional menu price adjustments and/or guest traffic growth.

        We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans-fat, salt and allergen content. The PPACA establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus, which specifically requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. The FDA released final regulations to implement the menu labeling provision of the PPACA in November 2014 with one year compliance requirements. Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. In addition, we cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

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

Seasonality

        Our business is also subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. Holidays, changes in weather, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. As a result, our quarterly operating results and comparable restaurant sales may fluctuate as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease.

Employees

        As of December 30, 2014, we employed approximately 43,300 people in the company restaurants we own and operate and our corporate support center. This amount includes 508 executive and administrative personnel and 1,713 restaurant management personnel, while the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

        Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	59	Chairman and Chief Executive Officer
Scott M. Colosi	50	President and Chief Financial Officer
Celia P. Catlett	38	General Counsel and Corporate Secretary

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

        Scott M. Colosi.    Mr. Colosi was appointed President in August 2011 and has served as Chief Financial Officer since January 2015. Previously, Mr. Colosi served as our Chief Financial Officer from September 2002 to August 2011. From 1992 until September 2002, Mr. Colosi was employed by YUM! Brands, Inc., owner of KFC, Pizza Hut and Taco Bell brands. During this time, Mr. Colosi served in various financial positions and, immediately prior to joining us, was Director of Investor Relations. Mr. Colosi has over 25 years of experience in the restaurant industry.

        Celia P. Catlett.    Ms. Catlett was appointed General Counsel in November 2013. She joined Texas Roadhouse in 2005 and served as Associate General Counsel from 2010 until her appointment as General Counsel. She has served as Corporate Secretary since 2011. Prior to joining us, Ms. Catlett practiced law in New York City. Ms. Catlett has 14 years of legal experience, including over 9 years of experience in the restaurant industry.

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

        Careful consideration should be given to the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occurs, our business, financial condition and results of operations, and the trading price of our common stock could be materially and adversely affected. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition or results of operations.

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

  •
  consumer awareness and understanding of our brands;

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

        Our objective is to grow our business and increase stockholder value by (1) expanding our base of company restaurants (and, to a lesser extent, franchise restaurants) that are profitable and (2) increasing sales and profits at existing restaurants. While both these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis. We expect this to continue to be the case for the near future.

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

        During 2015 and possibly beyond, the U.S. and global economies may suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we can charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations.

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

  •
  fluctuations in commodity prices;

  •
  competitive actions; and

  •
  weather and acts of God.

        Our business is also subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. Holidays, changes in weather, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. As a result, our quarterly operating results and comparable restaurant sales may fluctuate as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock could decrease.

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

        The lenders' obligation to extend credit under our amended revolving credit facility depends on our maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. If we are unable to maintain these ratios, we would be unable to obtain additional financing under this amended revolving credit facility. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.

        We have also entered into other loan agreements with other lenders to finance various restaurants which impose financial covenants that are less restrictive than those imposed by our existing revolving credit facility. A default under these loan agreements could result in a default under our existing revolving credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 30, 2014, we were in compliance with all of our lenders' covenants.

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

Approximately 14% of our company-owned restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

        As of December 30, 2014, we operated a total of 51 company-owned restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters.

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

        The restaurant industry is intensely competitive. We compete with many well-established food service companies on the basis of taste, quality and price of products offered, guest service, atmosphere, location and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. We also face competition from the supermarket industry which offers "convenient" meals in the form of improved entrees and side dishes from the deli section. In addition, improving product offerings of fast casual and quick-service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the casual dining segment of the restaurant industry better than we can. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail establishments for quality site locations and hourly employees.

Changes in food and supply costs could adversely affect our results of operations.

        Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices, particularly proteins, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as food supply constrictions, weather conditions, food safety concerns, product recalls, global market and trade conditions, and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a moderately priced product, we may not seek to or be able to pass along price increases to our guests. Also, if we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests' menu item selections and guest traffic.

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

        Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury in general. In recent years there has been negative publicity concerning e-coli, hepatitis A, "mad cow," "foot-and-mouth" disease and "bird flu." The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In November 2014, the FDA published final regulations to implement the menu labeling provisions of the PPACA. Companies have one year to comply with the new regulations. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The labeling requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concept or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

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

        The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as Ebola, Avian Flu, SARS and H1N1. To the extent that a virus is food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. To the extent that a virus is transmitted by human-to-human contact, our employees or guests could become infected, or could choose, or be advised or required, to avoid gathering in public places, any one of which could adversely affect our business.

Our business could be adversely affected by increased labor costs or labor shortages.

        Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tip wage, state unemployment rates or employee benefits costs or otherwise, would adversely impact our operating expenses. The federal government and numerous states have enacted legislation resulting in tip and/or minimum wage increases as well as pre-determined future increases. We anticipate that additional legislation will be enacted in future periods. The PPACA includes provisions requiring health care coverage for all Americans in 2015. The legislation imposes implementation effective dates that began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. While we believe that the impact of the requirement to provide health insurance benefits to employees that are more extensive than what we currently provide is manageable, the requirements could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. Our operating expenses will be adversely affected to the extent that we are not able or are unwilling to offset these costs through higher prices on our products.

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

We may incur costs resulting from breaches of security related to confidential guest and/or employee information.

        The nature of our business involves the receipt and storage of information about our guests and employees. Hardware, software or other applications we develop and procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery or other forms of deceiving our employees or vendors. In addition, we accept electronic payment cards for payment in our restaurants. During 2014, approximately 76% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card along with employee information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of alleged theft of guest and/or employee information, and we may also be the subject to lawsuits or other proceedings relating to these type of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, in excess of our insurance coverage, which could have a material adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

Properties

        Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 30, 2014, we leased 69,342 square feet. Our leases expire between December 31, 2023 and December 31, 2030 including all applicable extensions. Of the 372 company restaurants in operation as of December 30, 2014, we owned 127 locations and leased 245 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	2	5
Alaska	—	2	2
Arizona	6	7	13
Arkansas	—	3	3
California	1	2	3
Colorado	7	6	13
Connecticut	—	3	3
Delaware	1	1	2
Florida	3	13	16
Georgia	2	3	5
Idaho	1	4	5
Illinois	2	13	15
Indiana	9	6	15
Iowa	2	7	9
Kansas	2	1	3
Kentucky	4	6	10
Louisiana	1	7	8
Maine	—	3	3
Maryland	—	4	4
Massachusetts	1	7	8
Michigan	3	5	8
Minnesota	1	3	4
Mississippi	1	—	1
Missouri	2	8	10
Nebraska	1	2	3
Nevada	—	1	1
New Hampshire	2	1	3
New Jersey	—	5	5
New Mexico	1	3	4
New York	3	10	13
North Carolina	5	12	17
North Dakota	—	2	2
Ohio	12	13	25
Oklahoma	2	4	6
Oregon	—	2	2
Pennsylvania	3	17	20
Rhode Island	—	2	2
South Carolina	—	1	1
South Dakota	1	1	2
Tennessee	—	11	11
Texas	34	17	51
Utah	—	9	9
Vermont	—	1	1
Virginia	4	8	12
Washington	—	1	1
West Virginia	1	—	1
Wisconsin	4	6	10
Wyoming	2	—	2

Total	127	245	372

        Additional information concerning our properties and leasing arrangements is included in note 2(p) and note 7 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

        Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including "slip and fall" accidents, employment related claims and claims from guests or employees alleging illness, injury or food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business other than the litigation discussed below.

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

 PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. Dividend information and the quarterly high and low sales prices of our common stock by quarter were as follows:

	High	Low	Dividends Declared
Year ended December 30, 2014
First Quarter	$27.95	$22.87	$0.15
Second Quarter	$27.11	$23.73	$0.15
Third Quarter	$27.93	$24.51	$0.15
Fourth Quarter	$34.32	$26.63	$0.15
Year ended December 31, 2013
First Quarter	$20.17	$16.42	$0.12
Second Quarter	$25.56	$19.33	$0.12
Third Quarter	$26.46	$22.97	$0.12
Fourth Quarter	$29.07	$24.77	$0.12

        The number of holders of record of our common stock as of February 18, 2015 was 262.

        On February 18, 2015, our Board of Directors authorized the payment of a cash dividend of $0.17 per share of common stock. This payment will be distributed on April 3, 2015, to shareholders of record at the close of business on March 18, 2015. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        As of December 30, 2014, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. The weighted-average option exercise price is for stock options only, as the restricted stock has no exercise price. See note 13 to the Consolidated Financial Statements for a description of the plans.

Plan Category	Shares to Be Issued Upon Exercise	Weighted- Average Option Exercise Price	Shares Available for Future Grants
Plans approved by stockholders(1)	1,615,054	$22.52	6,243,002
Plans not approved by stockholders	—	—	—

Total	1,615,054	$22.52	6,243,002

(1)
See note 13 to the Consolidated Financial Statements.

  Unregistered Sales of Equity Securities

        There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended, except as disclosed in the Registrant's Current Report on Form 8-K dated November 26, 2014 (File No. 000-50972).

  Issuer Repurchases of Securities

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

        During 2014, we paid approximately $42.7 million to repurchase 1,675,000 shares of our common stock and we had $85.4 million remaining under our authorized stock repurchase program as of December 30, 2014.

        Since commencing our repurchase program in 2008, we have repurchased a total of 14,408,362 shares of common stock at a total cost of $201.0 million through December 30, 2014 under authorizations from our Board of Directors. The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended December 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 28	100,000	$27.79	100,000	$85,413,112
October 29 to November 25	—	—	—	$85,413,112
November 26 to December 30	—	—	—	$85,413,112

Total	100,000		100,000

  Stock Performance Graph

        The following graph sets forth cumulative total return experienced by holders of the Company's common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the five year period ended December 30, 2014, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 29, 2009 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

        Note: The stock price performance shown on the graph below does not indicate future performance.

 Comparison of Cumulative Total Return Since December 29, 2009
Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/29/09	12/28/10	12/27/11	12/25/12	12/31/13	12/30/14
Texas Roadhouse, Inc.	$100.00	$149.48	$130.66	$145.25	$240.07	$291.71
Russell 3000	$100.00	$113.67	$113.32	$128.22	$167.95	$187.32
Russell 3000 Restaurant	$100.00	$130.07	$166.30	$165.28	$209.45	$219.74

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

        We derived the selected consolidated financial data as of and for the years 2014, 2013, 2012, 2011, and 2010 from our audited consolidated financial statements.

        The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2013 was 53 weeks in length while fiscal years 2014, 2012, 2011, and 2010 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$1,568,556	$1,410,118	$1,252,358	$1,099,475	$995,988
Franchise royalties and fees	13,592	12,467	10,973	9,751	9,005

Total revenue	1,582,148	1,422,585	1,263,331	1,109,226	1,004,993

Income from operations	130,449	119,715	110,458	95,239	90,617
Income before taxes	129,967	118,227	108,539	93,192	88,372
Provision for income taxes	38,990	34,140	34,738	26,765	27,683

Net income including noncontrolling interests	$90,977	$84,087	$73,801	$66,427	$60,689
Less: Net income attributable to noncontrolling interests	3,955	3,664	2,631	2,463	2,400

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$87,022	$80,423	$71,170	$63,964	$58,289

Net income per common share:
Basic	$1.25	$1.15	$1.02	$0.90	$0.82

Diluted	$1.23	$1.13	$1.00	$0.88	$0.80

Weighted average shares outstanding(1):
Basic	69,719	70,089	70,026	70,829	71,432

Diluted	70,608	71,362	71,485	72,278	72,929

	Fiscal Year
	2014	2013	2012	2011	2010
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$86,122	$94,874	$81,746	$78,777	$86,254
Total assets(2)	943,142	877,644	791,254	740,670	702,801
Long-term debt and obligations under capital leases, net of current maturities	50,693	50,990	51,264	61,601	51,906
Total liabilities	328,186	283,784	260,517	244,848	203,419
Noncontrolling interests	7,064	6,201	5,653	3,918	2,766
Texas Roadhouse, Inc. and subsidiaries stockholders' equity(3)	607,892	587,659	525,084	491,904	496,616
Selected Operating Data (unaudited):
Restaurants:
Company—Texas Roadhouse	368	345	318	291	271
Company—Bubba's 33	3	1	—	—	—
Company—Other	1	—	2	3	3
Franchise	79	74	72	72	71
Total	451	420	392	366	345
Company restaurant information:
Store weeks	18,565	17,426	15,936	14,573	13,803
Comparable restaurant sales growth(4)	4.7%	3.4%	4.7%	4.7%	2.4%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth(4)	4.7%	3.4%	4.7%	4.8%	2.4%
Average unit volume(5)	$4,355	$4,186	$4,085	$3,917	$3,730
Net cash provided by operating activities	$191,713	$173,836	$148,046	$136,419	$120,056
Net cash used in investing activities	$(124,240)	$(111,248)	$(90,154)	$(79,475)	$(44,816)
Net cash used in financing activities	$(76,225)	$(49,460)	$(54,923)	$(64,421)	$(39,735)

(1)
See note 11 to the Consolidated Financial Statements.

(2)
The December 2013 balance sheet was revised to reflect the impact of adjustments to purchase price accounting related to 2013 acquisitions in accordance with generally accepted accounting principles. See note 3 to the Consolidated Financial Statements.

(3)
See note 10 to the Consolidated Financial Statements.

(4)
Comparable restaurant sales growth reflects the change in sales over the same period of the prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period, excluding sales from restaurants closed during the period.

(5)
Average unit volume represents the average annual restaurant sales from Texas Roadhouse company restaurants open for a full six months before the beginning of the period measured, excluding sales from restaurants closed during the period. Although 2013 contained 53 weeks, for comparative purposes, 2013 average unit volume was adjusted to a 52 week basis. Additionally, average unit volume of company-owned restaurants for 2014 and 2013 in the table above was adjusted to reflect the restaurant sales of any acquired franchise restaurants.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-34), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

        Texas Roadhouse, Inc. is a growing, moderately priced, full-service restaurant company. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana. Since then, we have grown to 451 restaurants in 49 states and four foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. As of December 30, 2014, our 451 restaurants included:

  •
  372 "company restaurants," of which 356 were wholly-owned and 16 were majority-owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income. Of the 372 restaurants we owned and operated at the end of 2014, we operated 368 Texas Roadhouse and three operated as Bubba's 33.

  •
  79 "franchise restaurants," 23 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants operated as Texas Roadhouse restaurants.

        We have contractual arrangements which grant us the right to acquire at pre-determined formulas (i) the remaining equity interests in 14 of the 16 majority-owned company restaurants and (ii) 66 of the franchise restaurants.

Presentation of Financial and Operating Data

        We operate on a fiscal year that ends on the last Tuesday in December. Fiscal year 2013 was 53 weeks in length and, as such, the fourth quarter of fiscal 2013 was 14 weeks in length. Fiscal years 2014 and 2012 were 52 weeks in length, while the quarters for those years were 13 weeks in length.

Long-term Strategies to Grow Earnings Per Share

        Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

        Expanding Our Restaurant Base.    We will continue to evaluate opportunities to develop Texas Roadhouse and Bubba's 33 restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. Our ability to expand our restaurant base is influenced by many factors beyond our control and therefore we may not be able to achieve our anticipated growth. Our average capital investment for Texas Roadhouse restaurants opened during 2014, including pre-opening expenses and a capitalized rent factor, was $5.1 million, which is higher than our average capital investment in 2013 of $4.1 million. The increase in our 2014 average capital investment was primarily due to higher building costs at certain locations, such as Anchorage, Alaska and the New York City, NY vicinity, along with higher pre-opening costs due to unexpected delays in restaurant openings throughout the year. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location. We expect our average capital investment for Texas Roadhouse restaurants to be open in 2015 to be approximately $4.7 million. We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

        We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a ten year period, of which seven restaurants are currently open. In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in the Philippines and Taiwan. We currently have two restaurants open in Taiwan. Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for minority ownership in four non-Texas Roadhouse restaurants, all of which are currently open. We continue to explore opportunities in other countries for international expansion. We may also look to acquire domestic franchise restaurants under terms favorable to the Company and our stockholders.

        Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. We currently plan to open 25 to 30 restaurants in 2015 including as many as five Bubba's 33 restaurants. In addition, we anticipate our existing franchise partners will open as many as four to six, primarily international, Texas Roadhouse restaurants in 2015.

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

        Returning Capital to Shareholders.    We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On February 18, 2015, our Board of Directors declared a quarterly dividend of $0.17 per share of common stock. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        In 2008, our Board of Directors approved our first stock repurchase program. Since then, we have paid $201.0 million through our authorized stock repurchase programs to repurchase 14,408,362 shares of our common stock at an average price per share of $13.95. On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012. The previous program authorized us to repurchase up to $100.0 million of our common stock. All repurchases to date have been made through open market transactions. As of December 30, 2014, $85.4 million remains authorized for repurchase. Our long term strategy includes repurchasing shares of our common stock to at least offset the dilutive impact of our shared-based compensation programs. Beyond that, we will be opportunistic in repurchasing shares of our common stock.

Key Operating Personnel

        Key personnel who have a significant impact on the performance of our restaurants include managing and market partners. Each company restaurant has one managing partner who serves as the general manager. Market partners can provide supervisory services for up to 10 to 15 managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant's management team and assist in the new restaurant site selection process. The managing partner of each company restaurant and their corresponding market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing and market partners includes a base salary plus a percentage of the pre-tax net income of the restaurant(s) they operate or supervise. Managing and market partners are eligible to participate in our equity incentive plan and, as a general rule, are required to make deposits of $25,000 and $50,000, respectively. Generally, the deposits are refunded after five years of service.

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

        Restaurant Other Operating Expenses.    Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, local store advertising, repairs and maintenance, equipment rent, property taxes, credit card and gift card fees, gift card breakage income and general liability insurance. Profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners are also included in restaurant other operating expenses.

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

        Equity Income from Unconsolidated Affiliates.    As of December 30, 2014, December 31, 2013 and December 25, 2012, we owned a 5.0% to 10.0% equity interest in 23 franchise restaurants. While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Additionally, as of December 30, 2014 and December 31, 2013, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

        Net Income Attributable to Noncontrolling Interests.    Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries at December 30, 2014 included 16 majority-owned restaurants, all of which were open. Our consolidated subsidiaries at December 31, 2013, and December 25, 2012 included 15 majority-owned restaurants, all of which were open.

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

	Results of Operations
	Fiscal Year
	2014		2013		2012
	$	%	$	%	$	%
	(in thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	1,568,556	99.1	1,410,118	99.1	1,252,358	99.1
Franchise royalties and fees	13,592	0.9	12,467	0.9	10,973	0.9

Total revenue	1,582,148	100.0	1,422,585	100.0	1,263,331	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	553,144	35.3	492,306	34.9	423,615	33.8
Labor	459,119	29.3	411,394	29.2	367,763	29.4
Rent	33,174	2.1	28,978	2.1	25,797	2.1
Other operating	246,339	15.7	224,882	15.9	204,318	16.3
(As a percentage of total revenue)
Pre-opening	18,452	1.2	17,891	1.3	12,399	1.0
Depreciation and amortization	59,179	3.7	51,562	3.6	46,717	3.7
Impairment and closure	636	NM	399	NM	1,624	0.1
Gain on sale of other concept	—	—	(1,800)	(0.1)	—	—
General and administrative	81,656	5.2	77,258	5.4	70,640	5.6

Total costs and expenses	1,451,699	91.8	1,302,870	91.6	1,152,873	91.3
Income from operations	130,449	8.2	119,715	8.4	110,458	8.7
Interest expense, net	2,084	0.1	2,201	0.2	2,347	0.2
Equity income from investments in unconsolidated affiliates	(1,602)	(0.1)	(713)	(0.1)	(428)	0.0

Income before taxes	129,967	8.2	118,227	8.3	108,539	8.5
Provision for income taxes	38,990	2.5	34,140	2.4	34,738	2.7

Net income including noncontrolling interests	90,977	5.7	84,087	5.9	73,801	5.8

Net income attributable to noncontrolling interests	3,955	0.3	3,664	0.3	2,631	0.2

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	87,022	5.4	80,423	5.7	71,170	5.6

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 27, 2011	294	72	366
Openings—Texas Roadhouse	25	2	27
Acquisitions from franchisees	2	(2)	—
Closures—Other	(1)	—	(1)

Balance at December 25, 2012	320	72	392
Openings—Texas Roadhouse	25	4	29
Openings—Bubba's 33	1	—	1
Acquisitions from franchisees	2	(2)	—
Divestitures—Other	(2)	—	(2)

Balance at December 31, 2013	346	74	420
Openings—Texas Roadhouse	22	6	28
Openings—Bubba's 33	2	—	2
Openings—Other	1	—	1
Acquisitions from franchisees	1	(1)	—
Closures	—	—	—

Balance at December 30, 2014	372	79	451

Restaurant Sales

        Restaurant sales increased by 11.2% in 2014 as compared to 2013 and increased 12.6% in 2013 as compared to 2012.

        The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods. Although 2013 contained 53 weeks, for comparative purposes, 2013 average unit volume was adjusted to a 52-week basis. Company restaurant count activity is shown in the restaurant unit activity table above.

	2014	2013	2012
Company Restaurants
Increase in store weeks	6.5%	9.3%	9.4%
Increase in average unit volume	4.0	2.7	4.3
Other(1)	0.7	0.6	0.2

Total increase in restaurant sales	11.2%	12.6%	13.9%

Store weeks	18,565	17,426	15,936
Comparable restaurant sales growth	4.7%	3.4%	4.7%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.7%	3.4%	4.7%
Average unit volume (in thousands)	$4,355	$4,186	$4,085

(1)
Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured, and, if applicable, the impact of restaurants closed or acquired during the period.

        The increases in restaurant sales in both 2014 and 2013 were primarily attributable to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth. In addition, restaurant sales growth for both periods was impacted by an extra operating week in 2013 which generated $32.0 million of restaurant sales. The extra week resulted in a 2.6% negative impact on the increase in restaurant sales in 2014 compared to 2013, while the extra week positively impacted the increase in restaurant sales in 2013 compared to 2012 by 2.5%. In the fourth quarter of 2013, we acquired two franchise restaurants and simultaneously sold two non-Texas Roadhouse restaurants resulting in a slight increase in restaurant sales in 2014. In the fourth quarter of 2012, we acquired two franchise restaurants which contributed to our restaurant sales increase in 2013.

        The increases in average unit volume for 2014 compared to 2013 and for 2013 compared to 2012 were primarily driven by positive comparable restaurant sales growth, partially offset by lower year-over-year sales for newer restaurants included in our average unit volume but excluded from our comparable restaurant sales. Comparable restaurant sales growth of 4.7% in 2014 was due to a combination of an increase in our guest traffic counts of 3.2% and an increase in our per person average check of 1.5%. Comparable restaurant sales growth of 3.4% in 2013 was due to a combination of an increase in guest traffic counts of 1.0% and an increase in our per person average check of 2.4%.

        The increases in our per person average check for 2014 and 2013 were primarily driven by menu price increases taken in 2014, 2013 and 2012. The following table summarizes recent average menu price increases taken as a result of inflationary pressures, primarily commodities.

Menu Price Increases
November 2014	1.8%
December 2013	1.5%
December 2012	2.2%
Q1 2012	2.2%

        In 2015, we plan to open 25 to 30 company restaurants. While the majority of our restaurant growth in 2015 will be Texas Roadhouse restaurants, we currently expect to open as many as five Bubba's 33 restaurants in 2015. We have either begun construction or have sites under contract for purchase or lease for all of our expected 2015 openings.

Franchise Royalties and Fees

        Franchise royalties and fees increased by $1.1 million or by 9.0% in 2014 as compared to 2013 and increased by $1.5 million or by 13.6% in 2013 compared to 2012. The increases in both 2014 and 2013 were primarily attributable to the opening of new franchise restaurants and an increase in average unit volume, partially offset by the impact of franchise acquisitions. In addition, franchise royalties and fees in 2013 were higher due to the extra week in 2013. Franchise comparable restaurant sales increased 4.9% in 2014 and 4.3% in 2013 and franchise restaurant count activity is shown in the restaurant unit activity table above. In the fourth quarter of 2013, we acquired two franchise restaurants in Ohio which generated approximately $0.3 million in franchise royalties in 2013. In the fourth quarter of 2012, we acquired two franchise restaurants in Illinois which generated approximately $0.3 million franchise royalties in 2012.

        On November 26, 2014, we acquired one franchise restaurant in Wisconsin. This acquisition did not have a significant impact on 2014 diluted earnings per share. In both 2014 and 2013, this restaurant paid us $0.1 million in franchise royalties. We expect that the acquisition will have no significant net revenue or accretive net income impact on an on-going annual basis.

        We anticipate our existing franchise partners will open as many as four international Texas Roadhouse restaurants in 2015.

Restaurant Cost of Sales

        Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.3% in 2014 from 34.9% in 2013 and from 33.8% in 2012. The increases in all periods presented were primarily attributable to commodity inflation in 2014 and 2013, partially offset by menu pricing actions and the benefit of operating efficiencies associated with process improvements at the restaurant level. Commodity inflation of approximately 3.4% in 2014 and approximately 7.0% in 2013 were driven by higher food costs, primarily beef. Recent menu pricing actions are summarized in our discussion of restaurant sales above.

        For 2015, we expect commodity inflation of 3.0% to 4.0%, including the impact of approximately $1.0 million to $2.0 million in cost savings from purchasing initiatives. We employ various purchasing and pricing contract techniques in an effort to minimize volatility, including fixed price contracts for terms of one year or less and negotiating prices with vendors with reference to fluctuating market prices.

Restaurant Labor Expenses

        Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.3% in 2014 from 29.2% in 2013. The increase was primarily driven by higher average wage rates and higher costs associated with restaurant cleaning and health insurance partially offset by an increase in average unit volume. In 2014, we reclassified certain restaurant cleaning costs from restaurant other operating expenses to restaurant labor expenses and, as a result, this reclassification had no impact on restaurant margin. Health insurance costs were higher by approximately $3.0 million due to an increase in premiums, along with offering coverage to an expanded population of employees.

        In 2015, we anticipate our labor costs will be pressured by inflation due to increases in minimum and tip wage rates, along with higher healthcare costs. At the beginning of 2015, as required by the Patient Protection and Affordable Care Act of 2010, we extended our health coverage to a greater number of our hourly employees. We currently estimate that this expansion will result in additional health insurance benefit costs of approximately $5.0 million to $6.0 million. These increases in costs may or may not be offset by additional menu price adjustments and/or guest traffic growth.

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

Restaurant Rent Expense

        Restaurant rent expense, as a percentage of restaurant sales, remained relatively unchanged at 2.1% in 2014 compared to 2013 and 2012. In all periods presented, the benefit from an increase in average unit volume was offset by the impact of leasing more land and buildings than we have in the past. In addition, 2013 restaurant rent expense, as a percentage of restaurant sales, benefitted from the addition of a 53rd week of sales in 2013 as rent expense is incurred on a calendar month basis.

Restaurant Other Operating Expenses

        Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.7% in 2014 from 15.9% in 2013. This decrease was primarily attributable to an increase in average unit volume and lower costs associated with liquor taxes, restaurant cleaning, and linens, partially offset by higher costs associated with gift card fees, general liability self-insurance and utility costs.

        Lower liquor taxes were a result of legislative changes in Texas which lowered our tax rate associated with liquor sales effective at the beginning of 2014. Lower restaurant cleaning costs were due to the reclassification of wages discussed above under restaurant labor, while lower linen costs were primarily driven by purchasing initiatives. Higher gift card fees were primarily due to the continued expansion of our third-party gift card program. Higher general liability insurance was driven by a $1.3 million reduction in general liability insurance costs recorded in 2013 compared to a $0.4 million reduction in costs recorded in 2014 due to changes in our claims development history included in our quarterly actuarial reserve estimate. Utility costs were driven by higher natural gas prices.

        In 2015, we expect continued purchasing initiatives to generate approximately $1.5 million to $2.0 million in cost savings.

        Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.9% in 2013 from 16.3% in 2012. This decrease was primarily attributable to an increase in average unit volume and lower general liability insurance and supply costs, partially offset by higher gift card fees. Lower supply costs were primarily driven by purchasing initiatives throughout 2013, while higher gift card fees were primarily due to the continued expansion of our third-party gift card retail program.

Restaurant Pre-opening Expenses

        Pre-opening expenses in 2014 increased to $18.5 million from $17.9 million in 2013. The increase was primarily attributable to increased spending on a per store basis mostly due to the timing of restaurant openings. While we opened one less restaurant in 2014 compared to 2013, unexpected delays in restaurant openings throughout the year resulted in higher pre-opening costs primarily related to restaurant manager compensation. Pre-opening costs will fluctuate from period to period based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired in 2014.

        Pre-opening expenses in 2013 increased to $17.9 million from $12.4 million in 2012. The increase was primarily attributable to an increase in spending on a per store basis, along with an increase in the number of restaurants in the development pipeline. We opened 26 company restaurants in 2013 compared to 25 restaurant openings in 2012.

Depreciation and Amortization Expenses ("D&A")

        D&A, as a percentage of revenue, increased to 3.7% in 2014 from 3.6% in 2013. The increase was primarily due to higher depreciation, as a percentage of revenue, at new restaurants, and increased investment in short-lived assets, such as equipment, along with the impact of an extra week of sales in 2013. The increase was partially offset by an increase in average unit volume and the impact of a $0.7 million increase in expense recorded in the fourth quarter of 2013 due to shortening the estimated useful life of certain leasehold improvements.

        In 2015, we expect D&A, as a percentage of revenue, to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2014, along with an increase in the level of reinvestment in our existing restaurants.

        D&A, as a percentage of revenue, decreased to 3.6% in 2013 from 3.7% in 2012. Along with an increase in average unit volume, the decrease was primarily due to the impact of an extra week of sales in 2013 and lower depreciation expense, as a percentage of revenue, on older restaurants as depreciation expense on short-lived assets, such as equipment, has ended. The decrease was partially offset by higher depreciation, as a percentage of revenue, at new restaurants and the $0.7 million adjustment discussed above.

Impairment and Closure Expenses

        Impairment and closure expenses were $0.6 million, $0.4 million and $1.6 million in 2014, 2013 and 2012, respectively. In 2014, we recorded $0.6 million of impairment expense associated with the goodwill related to one restaurant. In 2013, we recorded $0.3 million of impairment expense associated with the write down of assets, primarily land and building, and ongoing closure costs related to a restaurant which closed in 2009 and subsequently sold in 2014. In addition, we recorded $0.1 million of impairment expense associated with the write down of equipment and ongoing closure costs related to a restaurant which closed in 2012. In 2012, we recorded $0.5 million of impairment expense associated with the goodwill and intangible asset related to one restaurant and $0.9 million of impairment expense associated with the write down of assets, primarily land and building, related to a restaurant which was closed in 2012.

        See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2014, 2013 and 2012, including the impairments of goodwill and other long-lived assets.

General and Administrative Expenses ("G&A")

        G&A, as a percentage of total revenue, decreased to 5.2% in 2014 from 5.4% in 2013. The decrease was primarily attributable to an increase in average unit volume and lower costs associated with our annual managing partner conference, along with lower marketing and employee separation costs. This decrease was partially offset by higher costs due to our continued investment in our infrastructure as we continue to develop more domestic and international restaurants and the impact of the extra week in 2013. In 2014, we incurred costs of $1.9 million related to our annual managing partner conference compared to $3.9 million in 2013. Our annual managing partner conference costs were higher in 2013 compared to 2014 primarily due to the location of our conference in conjunction with the 20th anniversary of our first restaurant opening.

        G&A, as a percentage of total revenue, decreased to 5.4% in 2013 from 5.6% in 2012. The decrease was primarily attributable to lower legal settlement charges, an increase in average unit volume and a benefit from the impact of the extra week in the fourth quarter, partially offset by higher costs related to our annual managing partner conference. In the first quarter of 2012, we recorded a pre-tax charge of $5.0 million related to the settlement of a previously disclosed legal matter. In 2013, we incurred costs of $3.9 million related to our annual managing partner conference compared to $2.0 million in 2012.

Interest Expense, Net

        Net interest expense remained relatively flat at $2.1 million in 2014 compared to $2.2 million in 2013 which was relatively flat compared to $2.3 million in 2012.

Income Taxes

        We account for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"). Our effective tax rate increased to 30.0% in 2014 from 28.9% in 2013. The increase was primarily attributable to lower deductible incentive stock option activity, along with a decrease in certain federal tax credits. In the first quarter of 2013, the Work Opportunity Tax Credit ("WOTC"), which had expired at the end of 2011, was retrospectively reinstated. As a result, we recorded credits earned in both 2012 and 2013 in fiscal year 2013. For 2015, we expect the tax rate to be 30.0% to 31.0%.

        Our effective tax rate decreased to 28.9% in 2013 from 32.0% in 2012. The decrease in 2013 was primarily attributable the retrospective reinstatement of WOTC, a decrease in non-deductible officer's compensation and higher deductible incentive stock option activity.

Liquidity and Capital Resources

        The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year
	2014	2013	2012
Net cash provided by operating activities	$191,713	$173,836	$148,046
Net cash used in investing activities	(124,240)	(111,248)	(90,154)
Net cash used in financing activities	(76,225)	(49,460)	(54,923)

Net (decrease) increase in cash and cash equivalents	$(8,752)	$13,128	$2,969

        Net cash provided by operating activities was $191.7 million in 2014 compared to $173.8 million in 2013. This increase was primarily due to an increase in net income, depreciation and amortization expense and deferred revenue related to gift cards, partially offset by other changes in working capital. The increase in net income before noncash items, particularly depreciation and amortization expense, was driven by the continued opening of new restaurants and an increase in comparable restaurant sales at existing restaurants. The increase in deferred revenue related to gift cards was primarily due to higher gift card sales.

        Net cash provided by operating activities was $173.8 million in 2013 compared to $148.0 million in 2012. This increase was primarily due to an increase in net income, along with changes in working capital. The increase in net income was driven by the continued opening of new restaurants and an increase in comparable restaurant sales at existing restaurants, partially offset by higher food and operating costs. The changes in working capital are primarily driven by a decrease in income taxes paid, partially offset by an increase in receivables which is primarily due to an increase in amounts due from our third party gift card retails as the program has expanded.

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

        Net cash used in investing activities was $124.2 million in 2014 compared to $111.2 million in 2013. The increase was primarily due to an increase in capital expenditures related to the refurbishment of existing restaurants, such as remodeling, room additions and other general maintenance, partially offset by a decrease in capital expenditures related to new restaurant openings. While our average capital investment in Texas Roadhouse restaurants opened in 2014 was $5.1 million compared to $4.1 million in 2013, a significant amount of capital expenditures related to 2014 openings was incurred in 2013. Capital expenditures in 2014 related to restaurant openings in future years was approximately $16.0 million compared to approximately $23.0 million in 2013.

        Net cash used in investing activities was $111.2 million in 2013 compared to $90.2 million in 2012. The increase was primarily due to an increase in capital expenditures related to new restaurant openings planned in future years, partially offset by the acquisition of two franchise restaurants in 2012. We incurred approximately $23.0 million of capital expenditures in 2013 for restaurants that were planned to open in future years as compared to approximately $9.0 million of capital expenditures incurred in 2012 for restaurants to be opened in future years. In addition, the average capital investment in Texas Roadhouse restaurants opened in 2013 was slightly higher than 2012.

        We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 30, 2014, 127 of the 372 company restaurants have been developed on land which we own.

        The following table presents a summary of capital expenditures related to the development of new restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants (in thousands):

	2014	2013	2012
New company restaurants	$78,873	$80,149	$56,763
Refurbishment of existing restaurants(1)	46,572	31,329	30,222

Total capital expenditures	$125,445	$111,478	$86,985

Acquisition of franchise restaurants, net of cash acquired	$—	$—	$4,297

Restaurant-related repairs and maintenance expense(2)	$17,926	$15,865	$13,843

(1)
Includes minimal capital expenditures related to support center office.

(2)
These amounts were recorded as an expense in the income statement as incurred.

        Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2015, we expect our capital expenditures to be approximately $135.0 to $145.0 million, the majority of which will relate to planned restaurant openings, including 25 to 30 restaurant openings in 2015. This amount excludes any cash used for franchise acquisitions. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our credit facility. For 2015, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our credit facility.

        Net cash used in financing activities was $76.2 million in 2014 compared to $49.5 million in 2013. The increase was primarily due to an increase in spending on share repurchases along with a decrease in proceeds from the exercise of stock options. This increase was partially offset by lower dividend payments in 2014 due to the timing of the declaration and payment dates and the extra dividend declared in the fourth quarter of 2012. Dividend payments of $31.3 million in 2014 included three quarterly payments made throughout the year, while dividend payments of $46.9 million in 2013 included five quarterly payments made throughout the year and one extra payment relating to a special dividend declared in the fourth quarter of 2012.

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

        On May 22, 2014, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012. The previous program authorized us to repurchase up to $100.0 million of our common stock. All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations. During 2014, we paid approximately $42.7 million to repurchase 1,675,000 shares of our common stock and we had $85.4 million remaining under our authorized stock repurchase program as of December 30, 2014.

        We paid cash dividends of $31.3 million in 2014. On November 20, 2014, our Board of Directors authorized the payment of a regularly quarterly cash dividend of $0.15 per share of common stock to shareholders of record at the close of business on December 17, 2014. This payment was distributed on January 2, 2015. On February 18, 2015, our Board of Directors authorized the payment of a quarterly cash dividend of $0.17 per share of common stock. This payment will be distributed on April 3, 2015 to shareholders of record at the close of business on March 18, 2015. The increase in the dividend per share amount reflects the increase in our regular annual dividend rate from $0.60 per share in 2014 to $0.68 per share in 2015. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

        We paid distributions of $3.9 million and $3.1 million to equity holders of 15 of our majority-owned company restaurants in both 2014 and 2013. In 2012, we paid $2.7 million to equity holders of 14 of our majority-owned company restaurants.

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

        The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both December 30, 2014 and December 31, 2013 was 3.96%, including the impact of interest rate swaps. At December 30, 2014, we had $50.0 million outstanding under the revolving credit facility and $144.2 million of availability, net of $5.8 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 30, 2014.

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

Contractual Obligations

        The following table summarizes the amount of payments due under specified contractual obligations as of December 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Long-term debt obligations	$50,822	$129	$302	$50,373	$18
Interest(1)	3,595	1,973	1,147	475	—
Operating lease obligations	610,417	33,338	66,368	67,217	443,494
Capital obligations	153,204	153,204	—	—	—

Total contractual obligations(2)	$818,038	$188,644	$67,817	$118,065	$443,512

(1)
Assumes constant rate until maturity for our fixed and variable rate debt obligations. Uses interest rates as of December 30, 2014 for our variable rate debt. Interest payments on our variable-rate revolving credit facility balance at December 30, 2014 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements. The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.875% margin, which was in effect as of December 30, 2014. Additionally, we have assumed that $50.0 million in revolving credit facility borrowings remain outstanding after the termination of the interest rate swaps and have calculated interest payments using the weighted average interest rate of 1.03%, which was the interest rate associated with our revolving credit facility on December 30, 2014.

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

	Lease Assignment Date	Initial Lease Term Expiration
Everett, Massachusetts(1)	September 2002	February 2018
Longmont, Colorado(1)	October 2003	May 2019
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota(1)	February 2006	July 2016
Logan, Utah	January 2009	August 2019

(1)
As discussed in note 17, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

        We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five-year renewals. As the fair value of the guarantees is not considered significant, no liability has been recorded.

        As of December 30, 2014 and December 31, 2013, we are contingently liable for $18.0 million and $18.7 million, respectively, for the seven leases discussed above. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 30, 2014 as the likelihood of default was deemed to be less than probable.

Recent Accounting Pronouncements

  Discontinued Operations
  (Accounting Standards Update 2014-08, "ASU 2014-08")

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

  Revenue Recognition
  (Accounting Standards Update 2014-09, "ASU 2014-09")

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

  Going Concern
  (Accounting Standards Update 2014-15, "ASU 2014-15")

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 (our 2017 fiscal year). While early adoption is permitted, we do not plan to early adopt this guidance. The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

  Consolidation
  (Accounting Standards Update 2015-02, "ASU 2015-02")

        In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. We have not yet determined the effect, if any, of the standard on our consolidated financial position, results of operations or cash flows.

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

        Impairment of Long-lived Assets.    We evaluate long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results below $300,000 at the individual restaurant level signals a potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations for future sales growth. We limit assumptions about important factors such as trend of future operations and sales growth to those that are supportable based upon our plans for the restaurant and actual results at comparable restaurants. Both qualitative and quantitative information are considered when evaluating for potential impairments. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

        If assets are determined to be impaired, we measure the impairment charge by calculating the amount by which the asset carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. We generally measure estimated fair value by independent third party appraisal. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. If these assumptions change in the future, we may be required to record impairment charges for these assets.

        At December 30, 2014, we had 9 restaurants whose trailing 12-month cash flows did not meet the $300,000 threshold. However, the future undiscounted cash flows from operating each of these restaurants over their estimated useful lives exceeded the remaining carrying value of their assets and no assets were determined to be impaired.

        See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2014, 2013 and 2012, including the impairments of goodwill and other long-lived assets.

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

        At December 30, 2014, we had 65 reporting units, primarily at the restaurant level, with allocated goodwill of $116.6 million. The average amount of goodwill associated with each reporting unit is $1.8 million with six reporting units having goodwill in excess of $4.0 million. In 2014, as a result of our annual goodwill impairment analysis, we recorded a goodwill impairment a charge of $0.6 million associated with one restaurant. Based on our estimate of fair value, we are currently monitoring three restaurants with total goodwill of $7.2 million and excess fair value over net book value of 22% for potential impairment. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. The fair value of each of our other reporting units was substantially in excess of their respective carrying values as of the 2014 goodwill impairment test. See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2014, 2013 and 2012, including the impairments of goodwill and other long-lived assets.

        Insurance Reserves.    We self-insure a significant portion of expected losses under our health, workers compensation, general liability, employment practices liability and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed below:

Employment practices liability	$250,000
Workers compensation	$350,000
General liability	$250,000
Property	$50,000
Employee healthcare	$250,000

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At December 30, 2014, we had $50.0 million outstanding under the revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had notes payable totaling $0.8 million with fixed interest rates ranging from 10.46% to 10.80%.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 30, 2014.

Changes in internal control

        During the fourth quarter of 2014, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company's internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company's internal control over financial reporting is effective.

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.

        Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the

"Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2014.

        KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 30, 2014 as stated in their report at F-2.

ITEM 9B—OTHER INFORMATION

        None.

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" in the Proxy Statement for the 2015 Annual Meeting of Stockholders.

        Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

        Information regarding corporate governance of the Company is incorporated herein by reference to the information set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 9, 2015.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 9, 2015.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 9, 2015.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the Company's Definitive Proxy Statement to be dated approximately April 9, 2015.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Consolidated Financial Statements

2.
Financial Statement Schedules

        Omitted due to inapplicability or because required information is shown in the Company's Consolidated Financial Statements or notes thereto.

3.
Exhibits

Exhibit No.		Description
3.1		Form of Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

3.2		Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

4.1		Registration Rights Agreement, dated as of May 7, 2004, among Registrant and others (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.1	*	Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Registrant (File No. 333-121241))

10.2		Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.3		Form of Limited Partnership Agreement and Operating Agreement for certain company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.4		Lease Agreement dated as of November 1999, by and between TEAS II, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.5		Lease Agreement dated as of January 10, 2005 by and between TEAS IV, Inc. and Roadhouse of Bossier City, LLC

Exhibit No.		Description
10.6		Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.7		Schedule of the owners of company-managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 30, 2014 the form of which is set forth in Exhibit 10.3 of this Form 10-K

10.8		Schedule of the directors, executive officers and 5% stockholders which have entered into License Agreements, Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 30, 2014 the form of which is set forth in Exhibit 10.6 of this Form 10-K

10.9		Amended and Restated Credit Agreement, dated as of August 12, 2011, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 17, 2011 (File No. 000-50972))

10.10		Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty, dated as of November 1, 2013, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 1, 2013 (File No. 000-50972))

10.11		Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2006) (File No. 000-50972))

10.12		First Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated December 18, 2006 between Paragon Centre Holdings LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 26, 2006) (File No. 000-50972))

10.13		Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 2007) (File No. 000-50972)

10.14		Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 2007) (File No. 000-50972)

10.15		Fourth Amendment dated July 22, 2009, and Fifth Amendment dated November 15, 2013, to Amended and Restated Lease Agreement (Two Paragon Centre) between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC

10.16	*	Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-K for the year ended December 25, 2007 (File No. 000-50972))

Exhibit No.		Description
10.17	*	Form of First Amendment to Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan with non-management directors (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))

10.18	*	Amendment to Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 000-50972))

10.19	*	Amended and Restated Employment Agreement between Registrant and G. Price Cooper, IV entered into as of January 8, 2010 (incorporated by reference to Exhibit 10.33 to Registrant's Current Report on Form 8-K dated August 18, 2011 (File No. 000-50972))

10.20	*	Amended and Restated Employment Agreement between Registrant and W. Kent Taylor, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

10.21	*	Amended and Restated Employment Agreement between Registrant and Scott M. Colosi, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

10.22	*	Amended and Restated Employment Agreement between Registrant and Steven L. Ortiz, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

10.23	*	Amended and Restated Employment Agreement between Registrant and G. Price Cooper, IV, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

10.24	*	Amended and Restated Employment Agreement between Registrant and Jill Marchant, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2011 (File No. 000-50972))

10.25	*	First Amendment to Amended and Restated Employment Agreement between the Registrant and W. Kent Taylor, entered into as of November 30, 2012 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-50972))

10.26	*	First Amendment to Amended and Restated Employment Agreement between the Registrant and Scott M. Colosi, entered into as of November 30, 2012 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-50972))

10.27	*	First Amendment to Amended and Restated Employment Agreement between the Registrant and Steve L. Ortiz, entered into as of November 30, 2012 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-50972))

Exhibit No.		Description
10.28	*	First Amendment to Amended and Restated Employment Agreement between the Registrant and G. Price Cooper, IV, entered into as of November 30, 2012 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-50972))

10.29	*	First Amendment to Amended and Restated Employment Agreement between the Registrant and Jill Marchant, entered into as of November 30, 2012 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-50972))

10.30	*	Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013 (File No. 000-50972))

10.31	*	Form of Restricted Stock Award under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

10.32	*	Texas Roadhouse, Inc. Cash Bonus Plan for cash incentive awards granted pursuant to the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

10.33	*	Separation Agreement and General Release, dated as of November 1, 2013, by and between Jill Marchant and Texas Roadhouse Management Corp. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 1, 2013 (File No. 000-50972))

10.34	*	Employment Agreement between the Registrant and Celia Catlett entered into as of January 15, 2014 (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-50972))

10.35	*	Employment Agreement between the Registrant and W. Kent Taylor, entered into as of January 8, 2015

10.36	*	Employment Agreement between the Registrant and Scott M. Colosi, entered into as of January 8, 2015

10.37	*	Employment Agreement between the Registrant and G. Price Cooper, IV, entered into as of January 8, 2015

10.38	*	Employment Agreement between the Registrant and Celia Catlett, entered into as of January 8, 2015

10.39	*	Form of Performance Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan

10.40	*	Amended and Restated Form of Restricted Stock Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for officers

10.41	*	Amended and Restated Form of Restricted Stock Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for non-officers

10.42	*	Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008

Exhibit No.		Description
10.43	*	Third Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., effective January 1, 2010

10.44	*	Member Interest Purchase Agreement dated November 26, 2014 by and among Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Roadhouse of New Berlin, LLC, Roadhouse of New Berlin Holdings, Inc., Gerard J. Hart, Jim Broyles, Zitro Partners, LTD and Steven Ortiz (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 26, 2014 (File 000-50972))

21.1		List of Subsidiaries

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 30, 2014, filed February 27, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 27, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. KENT TAYLOR W. Kent Taylor	Chairman of the Company, Chief Executive Officer, Director (Principal Executive Officer)	February 27, 2015
/s/ SCOTT M. COLOSI Scott M. Colosi	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015
/s/ GREGORY N. MOORE Gregory N. Moore	Director	February 27, 2015
/s/ JAMES F. PARKER James F. Parker	Director	February 27, 2015
/s/ JAMES R. RAMSEY James R. Ramsey	Director	February 27, 2015
/s/ KATHY WIDMER Kathy Widmer	Director	February 27, 2015
/s/ JAMES R. ZARLEY James R. Zarley	Director	February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 30, 2014 and December 31, 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 30, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Roadhouse, Inc.'s internal control over financial reporting as of December 30, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Texas Roadhouse, Inc.:

        We have audited the internal control over financial reporting of Texas Roadhouse, Inc. as of December 30, 2014 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Roadhouse, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Texas Roadhouse Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Texas Roadhouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 30, 2014 and December 31, 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky
February 27, 2015

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 30, 2014	(As Adjusted) December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$86,122	$94,874
Receivables, net of allowance for doubtful accounts of $10 in 2014 and $4 in 2013	34,023	25,391
Inventories, net	14,256	11,954
Prepaid income taxes	—	421
Prepaid expenses	10,552	10,250
Deferred tax assets	2,773	2,853

Total current assets	147,726	145,743

Property and equipment, net of accumulated depreciation of $347,222 at December 30, 2014 and $304,536 at December 31, 2013	649,637	586,212
Goodwill	116,571	117,197
Intangible assets, net	6,203	7,876
Other assets	23,005	20,616

Total assets	$943,142	$877,644

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$129	$243
Accounts payable	43,585	38,404
Deferred revenue—gift cards	79,462	62,723
Accrued wages	30,375	28,994
Income taxes payable	1,583	—
Accrued taxes and licenses	17,592	17,434
Dividends payable	10,443	—
Other accrued liabilities	32,802	28,054

Total current liabilities	215,971	175,852

Long-term debt, excluding current maturities	50,693	50,990
Stock option and other deposits	6,005	4,639
Deferred rent	26,964	23,742
Deferred tax liabilities	6,004	5,774
Other liabilities	22,549	22,787

Total liabilities	328,186	283,784
Texas Roadhouse, Inc. and subsidiaries stockholders' equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,628,781 and 70,352,257 shares issued and outstanding at December 30, 2014 and December 31, 2013, respectively)	70	70
Additional paid-in-capital	189,168	215,051
Retained earnings	419,436	374,190
Accumulated other comprehensive loss	(782)	(1,652)

Total Texas Roadhouse, Inc. and subsidiaries stockholders' equity	607,892	587,659
Noncontrolling interests	7,064	6,201

Total equity	614,956	593,860

Total liabilities and equity	$943,142	$877,644

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Revenue:
Restaurant sales	$1,568,556	$1,410,118	$1,252,358
Franchise royalties and fees	13,592	12,467	10,973

Total revenue	1,582,148	1,422,585	1,263,331

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	553,144	492,306	423,615
Labor	459,119	411,394	367,763
Rent	33,174	28,978	25,797
Other operating	246,339	224,882	204,318
Pre-opening	18,452	17,891	12,399
Depreciation and amortization	59,179	51,562	46,717
Impairment and closure	636	399	1,624
Gain on sale of other concept	—	(1,800)	—
General and administrative	81,656	77,258	70,640

Total costs and expenses	1,451,699	1,302,870	1,152,873
Income from operations	130,449	119,715	110,458
Interest expense, net	2,084	2,201	2,347
Equity income from investments in unconsolidated affiliates	(1,602)	(713)	(428)

Income before taxes	$129,967	$118,227	$108,539
Provision for income taxes	38,990	34,140	34,738

Net income including noncontrolling interests	$90,977	$84,087	$73,801
Less: Net income attributable to noncontrolling interests	3,955	3,664	2,631

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$87,022	$80,423	$71,170

Other comprehensive income, net of tax:
Unrealized gain on derivatives, net of tax of ($513), ($511) and ($84), respectively	808	809	148
Foreign currency translation adjustment, net of tax of ($39)	62	—	—

Total other comprehensive income, net of tax	870	809	148

Total comprehensive income	$87,892	$81,232	$71,318

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.25	$1.15	$1.02

Diluted	$1.23	$1.13	$1.00

Weighted average shares outstanding:
Basic	69,719	70,089	70,026

Diluted	70,608	71,362	71,485

Cash dividends declared per share	$0.60	$0.48	$0.46

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(tabular amounts in thousands, except share data)

	Shares	Par Value	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total
Balance, December 27, 2011	69,186,967	$69	$206,019	$288,425	$(2,609)	$491,904	$3,918	$495,822
Net income	—	—	—	71,170	—	71,170	2,631	73,801
Other comprehensive income	—	—	—	—	148	148	—	148
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,712)	(2,712)
Noncontrolling interests contribution	—	—	—	—	—	—	1,816	1,816
Noncontrolling interests liquidation adjustments	—	—	(368)	—	—	(368)	—	(368)
Dividends declared and paid ($0.27 per share)	—	—	—	(18,951)	—	(18,951)	—	(18,951)
Dividends declared ($0.19 per share)	—	—	—	(13,135)	—	(13,135)	—	(13,135)
Shares issued under stock option plan including tax effects	1,115,278	1	14,276	—	—	14,277	—	14,277
Repurchase of shares of common stock	(1,786,855)	(2)	(29,419)	—	—	(29,421)	—	(29,421)
Settlement of restricted stock units	683,614	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(221,959)	—	(3,733)	—	—	(3,733)	—	(3,733)
Share-based compensation	—	—	13,193	—	—	13,193	—	13,193

Balance, December 25, 2012	68,977,045	$69	$199,967	$327,509	$(2,461)	$525,084	$5,653	$530,737
Net income	—	—	—	80,423	—	80,423	3,664	84,087
Other comprehensive income	—	—	—	—	809	809	—	809
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,116)	(3,116)
Noncontrolling interests liquidation adjustments	—	—	36	—	—	36	—	36
Dividends declared and paid ($0.48 per share)	—	—	—	(33,742)	—	(33,742)	—	(33,742)
Shares issued under stock option plans including tax effects	1,173,945	1	20,027	—	—	20,028	—	20,028
Repurchase of shares of common stock	(461,600)	(1)	(12,760)	—	—	(12,761)	—	(12,761)
Settlement of restricted stock units	991,446	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(328,579)	—	(6,958)	—	—	(6,958)	—	(6,958)
Share-based compensation	—	—	14,740	—	—	14,740	—	14,740

Balance, December 31, 2013	70,352,257	$70	$215,051	$374,190	$(1,652)	$587,659	$6,201	$593,860
Net income	—	—	—	87,022	—	87,022	3,955	90,977
Other comprehensive income	—	—	—	—	870	870	—	870
Noncontrolling interests contribution	—	—	—	—	—	—	764	764
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,856)	(3,856)
Noncontrolling interests liquidation adjustments	—	—	25	—	—	25	—	25
Noncontrolling interest acquisition	—	—	(653)	—	—	(653)	—	(653)
Dividends declared and paid ($0.45 per share)	—	—	—	(31,333)	—	(31,333)	—	(31,333)
Dividends declared ($0.15 per share)	—	—	—	(10,443)	—	(10,443)	—	(10,443)
Shares issued under stock option plans including tax effects	403,146	1	8,164	—	—	8,165	—	8,165
Issuance of shares for franchise acquisition	40,699	—	1,284	—	—	1,284	—	1,284
Repurchase of shares of common stock	(1,675,000)	(2)	(42,742)	—	—	(42,744)	—	(42,744)
Settlement of restricted stock units	766,035	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(258,356)	—	(6,843)	—	—	(6,843)	—	(6,843)
Share-based compensation	—	—	14,883	—	—	14,883	—	14,883

Balance, December 30, 2014	69,628,781	$70	$189,168	$419,436	$(782)	$607,892	$7,064	$614,956

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Cash flows from operating activities:
Net income including noncontrolling interests	$90,977	$84,087	$73,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,179	51,562	46,717
Deferred income taxes	(480)	(947)	(2,166)
Loss on disposition of assets	4,987	3,794	2,805
Gain on sale of other concept	—	(1,800)	—
Impairment and closure costs	626	278	1,459
Equity income from investments in unconsolidated affiliates	(1,602)	(713)	(428)
Distributions of income received from investments in unconsolidated affiliates	541	444	429
Provision for doubtful accounts	6	86	17
Share-based compensation expense	14,883	14,740	13,193
Changes in operating working capital:
Receivables	(8,634)	(9,063)	(4,953)
Inventories	(2,278)	(1,057)	(119)
Prepaid expenses and other current assets	(277)	(3,066)	(146)
Other assets	(1,231)	(4,720)	(2,773)
Accounts payable	5,366	5,712	1,736
Deferred revenue—gift cards	16,660	9,555	8,842
Accrued wages	1,381	3,964	1,329
Excess tax benefits from share-based compensation	(2,885)	(4,887)	(3,605)
Prepaid income taxes and income taxes payable	5,128	7,931	806
Accrued taxes and licenses	158	4,088	872
Other accrued liabilities	4,905	5,891	3,842
Deferred rent	3,222	3,453	3,035
Other liabilities	1,081	4,504	3,353

Net cash provided by operating activities	191,713	173,836	148,046

Cash flows from investing activities:
Capital expenditures—property and equipment	(125,445)	(111,478)	(86,985)
Acquisition of franchise restaurants, net of cash acquired	—	—	(4,297)
Investment in unconsolidated affiliates	—	(1,180)	—
Proceeds from sale of other concept, net	—	1,387	—
Proceeds from sale of property and equipment, including insurance proceeds	1,205	23	1,128

Net cash used in investing activities	(124,240)	(111,248)	(90,154)

Cash flows from financing activities:
(Repayments of) proceeds from revolving credit facility	—	—	(10,000)
Repurchase of shares of common stock	(42,744)	(12,761)	(29,421)
Proceeds from noncontrolling interest contributions and other	764	—	1,285
Payment of debt assumed, net of cash acquired, in acquisition of noncontrolling interest	(1,050)	—	—
Distributions to noncontrolling interest holders	(3,856)	(3,116)	(2,712)
Excess tax benefits from share-based compensation	2,885	4,887	3,605
Proceeds from stock option and other deposits, net	1,083	593	172
Indirect repurchase of shares for minimum tax withholdings	(6,843)	(6,958)	(3,733)
Principal payments on long-term debt and capital lease obligations	(411)	(369)	(303)
Proceeds from exercise of stock options	5,280	15,141	10,670
Dividends paid to shareholders	(31,333)	(46,877)	(24,486)

Net cash used in financing activities	(76,225)	(49,460)	(54,923)

Net (decrease) increase in cash and cash equivalents	(8,752)	13,128	2,969
Cash and cash equivalents—beginning of year	94,874	81,746	78,777

Cash and cash equivalents—end of year	$86,122	$94,874	$81,746

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,374	$2,400	$2,478
Income taxes paid	$34,342	$27,156	$36,096
Capital expenditures included in accounts payable	$1,115	$1,383	$1,065
Supplemental schedule of noncash financing activities:
Stock acquisition of noncontrolling interest in franchise restaurant	$1,284	—	—

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

        The accompanying Consolidated Financial Statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we own more than 50 percent interest (collectively, the "Company", "we", "our" and/or "us") as of and for the 52 weeks ended December 30, 2014, the 53 weeks ended December 31, 2013 and the 52 weeks ended December 25, 2012. Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC ("Holdings"), Texas Roadhouse Development Corporation ("TRDC"), Texas Roadhouse Management Corp ("Management Corp.") and Strategic Restaurant Concepts, LLC ("Strategic Concepts"). TRI and our subsidiaries operate restaurants primarily under the Texas Roadhouse name. Holdings also provides supervisory and administrative services for certain other franchise Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees. Management Corp. provides management services to the Company and certain other franchise Texas Roadhouse restaurants. All significant balances and transactions between the consolidated entities have been eliminated.

        As of December 30, 2014, we owned and operated 372 restaurants and franchised an additional 79 restaurants in 49 states and four foreign countries. Of the 451 restaurants that were operating at December 30, 2014, (i) 372 were Company-owned restaurants, 356 of which were wholly-owned and 16 of which were majority-owned and (ii) 79 were franchise restaurants, 23 of which we have 5.0% to 10.0% ownership interest.

        As of December 31, 2013, we owned and operated 346 restaurants and franchised or licensed an additional 74 restaurants in 48 states and three foreign countries. Of the 420 restaurants that were operating at December 31, 2013, (i) 346 were Company-owned restaurants, 331 of which were wholly-owned and 15 of which were majority-owned and (ii) 74 were franchise restaurants, 23 of which we have 5.0% to 10.0% ownership interest.

(2) Summary of Significant Accounting Policies

  (a)    Principles of Consolidation

        As of December 30, 2014 and December 31, 2013, we owned a 5.0% to 10.0% equity interest in 23 restaurants, respectively. Additionally, as of December 30, 2014 and December 31, 2013, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Our investments in these unconsolidated affiliates are included in Other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the companies whose accounts have been consolidated have been eliminated.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (b)    Fiscal Year

        We utilize a 52 or 53 week accounting period that ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal years 2014 and 2012 were 52 weeks in length. Fiscal year 2013 was 53 weeks in length. In fiscal 2013, the 53rd week added approximately $32.0 million to restaurant sales and total revenues and an estimated $0.03 to $0.04 to diluted earnings per share in our consolidated statements of income and comprehensive income.

  (c)    Cash and Cash Equivalents

        We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Book overdrafts are recorded in accounts payable and are included within operating cash flows. Cash and cash equivalents also included receivables from credit card companies, which amounted to $7.0 million and $7.7 million at December 30, 2014 and December 31, 2013, respectively, because the balances are settled within two to three business days.

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

  (f)    Pre-opening Expenses

        Pre-opening expenses are charged to operations as incurred. These costs include opening team and training compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses incurred prior to a restaurant opening for business.

  (g)    Property and Equipment

        Property and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed on property and equipment, including assets located on leased properties, over the shorter of the estimated useful lives of the related assets or the underlying lease term using the straight-line

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

method. In some cases, assets on leased properties are depreciated over a period of time which includes both the initial term of the lease and one or more option periods. See note 2(p) for further discussion of leases and leasehold improvements. Depreciation and amortization expense as shown on our consolidated statements of income and comprehensive income is substantially all attributable to restaurant-level assets.

        The estimated useful lives are:

Land improvements	10 - 25 years
Buildings and leasehold improvements	10 - 25 years
Equipment and smallwares	3 - 10 years
Furniture and fixtures	3 - 10 years

        The cost of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived assets and included in Property and equipment, net.

        Repairs and maintenance expense amounted to $17.9 million, $15.9 million and $13.8 million for the years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively. These costs are included in other operating costs in our consolidated statements of income and comprehensive income.

  (h)    Impairment of Goodwill

        Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we perform tests to assess potential impairments at the end of each fiscal year or during the year if an event or other circumstance indicates that goodwill may be impaired. Our assessment is performed at the reporting unit level, which is at the individual restaurant level. In the first step of the review process, we compare the estimated fair value of the restaurant with its carrying value, including goodwill. If the estimated fair value of the restaurant exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the restaurant is less than its carrying amount, the second step of the review process requires the calculation of the implied fair value of the goodwill by allocating the estimated fair value of the restaurant to all of the assets and liabilities of the restaurant as if it had been acquired in a business combination. If the carrying value of the goodwill associated with the restaurant exceeds the implied fair value of the goodwill, an impairment loss is recognized for that excess amount.

        The valuation approaches used to determine fair value are subject to key judgments and assumptions that are sensitive to change such as judgment and assumptions about appropriate revenue growth rates, operating margins, weighted average cost of capital and comparable company and acquisition market multiples. In estimating the fair value using the capitalization of earnings method or discounted cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

comparable restaurants. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact fair value. The judgments and assumptions used are consistent with what we believe hypothetical market participants would use. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments. If the estimates used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

        In 2014 and 2012, as a result of our annual goodwill impairment analyses, we recorded goodwill impairment charges of $0.6 million and $0.3 million, respectively, as discussed further in note 15. In 2013, as a result of our annual goodwill impairment analysis, we determined that there was no goodwill impairment. Refer to note 6 for additional information related to goodwill and intangible assets.

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

  (j)    Impairment or Disposal of Long-lived Assets

        In accordance with ASC 360-10-05, Property, Plant and Equipment, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results below $300,000 at the individual restaurant level signals potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth. Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. If the carrying amount of the restaurant exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the assets. We generally measure fair value by independent third party appraisal. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. In 2014, as a result of our impairment analysis, we determined that there was no impairment. In 2013, we recorded $0.2 million of impairment related to one previously closed restaurant. In 2012, as a result of our impairment analysis,

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

we determined that the building, equipment, furniture and fixtures at one restaurant was impaired. For further discussion regarding closures and impairments recorded in 2014, 2013 and 2012, including the impairments of goodwill and other long-lived assets, refer to note 15.

  (k)    Insurance Reserves

        We self-insure a significant portion of expected losses under our workers compensation, general liability, employment practices liability, property insurance and employee healthcare programs. We purchase insurance for individual claims that exceed the amounts listed below:

Employment practices liability	$250,000
Workers compensation	$350,000
General liability	$250,000
Property	$50,000
Employee healthcare	$250,000

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

  (l)    Segment Reporting

        We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. As of December 30, 2014, we operated 372 restaurants, each as a single operating segment, and franchised an additional 79 restaurants. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue.

  (m)    Revenue Recognition

        Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents our liability for gift cards that have been sold, but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue.

        For some of the gift cards that were sold, the likelihood of redemption is remote. When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed. We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that approximately 4% of the value of the gift cards sold by our company and our third party retailers will never be redeemed. The methodology we use to match the expected

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

redemption value of unredeemed gift cards to our historic redemption patterns is to amortize the historic breakage rates over a three year period. As a result, the amount of unredeemed gift card liability included in deferred revenue is the full value of unredeemed gift cards less the amortized portion of the breakage rates. We recorded our gift card breakage adjustment as a reduction of other operating expense in our consolidated statements of income and comprehensive income. We review and adjust our estimates on a semi-annual basis.

        We franchise Texas Roadhouse restaurants. We execute franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. We collect ongoing royalties of 2.0% to 4.0% of sales from our domestic franchisees, along with royalties paid to us by our international franchisees. These ongoing royalties are reflected in the accompanying consolidated statements of income and comprehensive income as franchise royalties and fees. We recognize initial franchise fees as revenue after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant. We received initial franchise fees of $0.6 million, $0.1 million and $0.2 million for the years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively. Continuing franchise royalties are recognized as revenue as the fees are earned. We also perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Total revenue from supervisory and administrative services recorded for the years ended December 30, 2014, December 31, 2013 and December 25, 2012 was approximately $0.9 million, $0.7 million and $0.6 million, respectively.

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

  (o)    Advertising

        We have a domestic system-wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund's activity for the years ended December 30, 2014, December 31, 2013 and December 25, 2012. Domestic company and franchise

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. These reimbursements do not exceed the costs incurred by the advertising fund throughout the year associated with various marketing programs which are developed internally by us. Therefore, the net amount of the advertising costs incurred less amounts remitted by company and franchise restaurants is included in general and administrative expense in our consolidated statements of income and comprehensive income.

        Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income. These costs and the company-owned restaurant contribution amounted to approximately $10.8 million, $10.1 million and $9.1 million for the years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively.

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

  (r)    Comprehensive Income

        ASC 220, Comprehensive Income, establishes standards for reporting and the presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and other comprehensive income (loss) items that are excluded from net income under GAAP in the United States. Other comprehensive income (loss) consists of the effective unrealized portion of changes in fair value of cash flow hedges and foreign currency translation adjustments. The foreign currency translation adjustment included in comprehensive income on the consolidated statements of income and comprehensive income represents the unrealized impact of translating the financial statements of our foreign investment. This amount is not included in net income and would only be realized upon the disposition of the business.

  (s)    Fair Value of Financial Instruments

        Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants on the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs that prioritizes the information used to develop our assumptions regarding fair value. Fair value measurements are separately disclosed by level within the fair value hierarchy.

  (t)    Derivative Instruments and Hedging Activities

        We do not use derivative instruments for trading purposes. Currently, our only free standing derivative instruments are two interest rate swap agreements.

        We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. Our current derivatives have been designated and qualify as cash flow hedges. For

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. There was no hedge ineffectiveness recognized during the years ended December 30, 2014, December 31, 2013 and December 25, 2012.

  (u)    Reclassifications

        Certain prior year amounts have been reclassified in our consolidated financial statements to conform with current year presentation.

  (v)    Recent Accounting Pronouncements

  Discontinued Operations
  (Accounting Standards Update 2014-08, "ASU 2014-08")

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

  Revenue Recognition
  (Accounting Standards Update 2014-09, "ASU 2014-09")

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

  Going Concern
  (Accounting Standards Update 2014-15, "ASU 2014-15")

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 (our 2017 fiscal year) and early adoption is permitted. We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows upon adoption.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  Consolidation
  (Accounting Standards Update 2015-02, "ASU 2015-02")

        In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. We have not yet determined the effect, if any, of the standard on our consolidated financial position, results of operations or cash flows.

(3) Acquisitions and Divestitures

        On November 26, 2014, we acquired the remaining ownership interests in a franchise restaurant owned in part by us and certain officers or stockholders of the Company. Prior to the acquisition, we owned 5% of the franchise restaurant which we accounted for using the equity method. While we exercised significant control over the acquired restaurant prior to our acquisition of the remaining ownership interests, we did not consolidate their financial position, results of operations and/or cash flows nor recognize the noncontrolling interests as it was not material to our consolidated financial position, results of operations and /or cash flows. This acquisition is consistent with our long-term strategy to increase net income and earnings per share.

        Pursuant to the purchase agreement, we issued 40,699 shares of common stock valued at $1.3 million in exchange for the remaining ownership interests. The acquisition was accounted for as an equity transaction as defined in ASC 810, Consolidation—Overall ("ASC 810"). The difference between the $1.3 million in consideration paid and the book value of the noncontrolling interest in the unconsolidated affiliate of $0.7 million was recorded as a debit to equity. In conjunction with this acquisition, we received $0.2 million of cash and paid off outstanding debt related to the franchise restaurant of $1.3 million.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions and Divestitures (Continued)

        The purchase price has been allocated as follows:

	Amounts Previously Recorded(1)	Measurement Period Adjustments(2)	As Adjusted
Current assets	$64	—	$64
Property and equipment, net	558	19	577
Goodwill	3,013	730	3,743
Intangible asset	1,154	(749)	405
Current liabilities	(139)	—	(139)
Other liabilities	(150)	—	(150)

	$4,500		$4,500

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

        The fair value of $0.4 million assigned to the intangible asset acquired was determined primarily using valuation methods that discount expected future cash flow to present value using estimates and assumptions determined by management. The intangible asset has a weighted-average life of approximately 2.7 years based on the remaining terms of the franchise agreements. We recorded amortization expense of relating to the intangible asset of $0.1 million for the year ended December 30, 2014. We expect the annual expense for the next two years to average approximately $0.1 million.

        Pro forma results of operations have not been presented because the effects of the acquisitions were not material to our consolidated financial position, results of operations or cash flows.

(4) Long-term Debt

        Long-term debt consisted of the following:

	December 30, 2014	December 31, 2013
Installment loans, due 2015-2020	$822	$1,233
Revolver	50,000	50,000

	50,822	51,233
Less current maturities	129	243

	$50,693	$50,990

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt (Continued)

        Maturities of long-term debt at December 30, 2014 are as follows:

2015	$129
2016	143
2017	159
2018	50,177
2019	196
Thereafter	18

$50,822

        The weighted average interest rate for installment loans outstanding at December 30, 2014 and December 31, 2013 was 10.46% and 10.54%, respectively. The debt is secured by certain land and buildings and is subject to certain prepayment penalties.

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

        The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank's prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the amended revolving credit facility at both December 30, 2014 and December 31, 2013 was 3.96%, including the impact of interest rate swaps. At December 30, 2014, we had $50.0 million outstanding under the amended revolving credit facility and $144.2 million of availability, net of $5.8 million of outstanding letters of credit.

        The lenders' obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 30, 2014.

        On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(4) Long-term Debt (Continued)

cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income (loss).

        On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility. Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount. Changes in the fair value of the interest rate swap will be reported as a component of accumulated other comprehensive income (loss).

(5) Property and Equipment, Net

        Property and equipment were as follows:

	December 30, 2014	(As Adjusted) December 31, 2013
Land and improvements	$105,055	$100,456
Buildings and leasehold improvements	519,905	457,282
Equipment and smallwares	262,036	229,999
Furniture and fixtures	80,637	70,828
Construction in progress	20,730	25,516
Liquor licenses	8,496	6,667

	996,859	890,748
Accumulated depreciation and amortization	(347,222)	(304,536)

	$649,637	$586,212

        The amount of interest capitalized in connection with restaurant construction was approximately $0.7 million, $0.5 million and $0.4 million for the years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(6) Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 25, 2012	113,435	9,264
Additions	3,762	256
Amortization expense	—	(1,644)
Disposals and other, net	—	—
Impairment	—	—

Balance as of December 31, 2013 (As adjusted)	117,197	7,876
Additions	—	—
Amortization expense	—	(1,673)
Disposals and other, net	—	—
Impairment	(626)	—

Balance as of December 30, 2014	116,571	6,203

        Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 30, 2014 were $15.4 million and $9.2 million, respectively. As of December 31, 2013, the gross as adjusted carrying amount and accumulated amortization of the intangible assets was $15.4 million and $7.5 million. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. Amortization expense for the next five years is expected to range from $0.8 million to $1.5 million. In 2014, as a result of our goodwill and/or long-lived impairment analysis, we determined that goodwill related to a certain restaurant was impaired as discussed in note 14.

(7) Leases

        The following is a schedule of future minimum lease payments required for operating leases that have initial or remaining non-cancellable terms in excess of one year as of December 30, 2014:

Operating Leases
2015	$33,338
2016	33,094
2017	33,274
2018	33,519
2019	33,698
Thereafter	443,494

Total	$610,417

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(7) Leases (Continued)

        Rent expense for operating leases consisted of the following:

	December 30, 2014	December 31, 2013	December 25, 2012
Minimum rent—occupancy	$32,288	$28,191	$25,110
Contingent rent	886	787	687

Rent expense, occupancy	33,174	28,978	25,797
Minimum rent—equipment and other	3,724	3,502	3,393

Rent expense	$36,898	$32,480	$29,190

(8) Income Taxes

        Components of our income tax (benefit) and provision for the years ended December 30, 2014, December 31, 2013 and December 25, 2012 are as follows:

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Current:
Federal	$31,176	$28,648	$29,286
State	7,913	6,439	7,618
Foreign	381	—	—

Total current	39,470	35,087	36,904
Deferred:
Federal	(379)	(919)	(1,511)
State	(101)	(28)	(655)

Total deferred	(480)	(947)	(2,166)

Income tax provision	$38,990	$34,140	$34,738

        Our pre-tax income is substantially derived from domestic restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to our effective tax rate for December 30, 2014, December 31, 2013 and December 25, 2012 is as follows:

	December 30, 2014	December 31, 2013	December 25, 2012
Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.5	3.7
FICA tip tax credit	(6.9)	(6.5)	(6.2)
Work opportunity tax credit	(1.0)	(1.7)	(0.9)
Incentive stock options	(0.2)	(0.7)	(0.2)
Nondeductible officer compensation	0.2	0.4	1.2
Net income attributable to noncontrolling interests	(1.0)	(1.1)	—
Other	0.4	—	0.2

Total	30.0%	28.9%	32.8%

        In 2012, we deducted net income attributable to noncontrolling interests from income before taxes as shown in our consolidated statements of income and comprehensive income to determine the effective tax rate shown in the table above. The impact of including the net income attributable to noncontrolling interests would have reduced our effective tax rate to 32.0% for the year ended December 25, 2012.

        Components of deferred tax assets (liabilities) are as follows:

	December 30, 2014	December 31, 2013
Deferred tax assets:
Insurance reserves	$4,577	$3,876
Other reserves	715	515
Deferred rent	9,838	8,563
Share-based compensation	5,336	5,246
Deferred revenue—gift cards	5,524	3,860
Deferred compensation	5,564	4,200
Other assets and liabilities	2,972	3,311

Total deferred tax asset	34,526	29,571

Deferred tax liabilities:
Property and equipment	(31,682)	(27,585)
Goodwill and intangibles	(4,163)	(3,304)
Other assets and liabilities	(1,912)	(1,603)

Total deferred tax liability	(37,757)	(32,492)

Net deferred tax liability	$(3,231)	$(2,921)

Current deferred tax asset	$2,773	$2,853
Noncurrent deferred tax liability	(6,004)	(5,774)

Net deferred tax liability	$(3,231)	$(2,921)

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes (Continued)

        We have not provided any valuation allowance as we believe the realization of our deferred tax assets is more likely than not.

        A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

Uncertain tax positions impacting tax rate
Balance at December 25, 2012	$182
Additions to tax positions related to prior years	102
Reductions due to exam settlements	(112)

Balance at December 31, 2013	172
Additions to tax positions related to current year	—
Reductions due to statute expiration	(43)
Reductions due to exam settlement	(15)

Balance at December 30, 2014	$114

        We recognize both interest and penalties on unrecognized tax benefits as part of income tax expense. As of December 30, 2014 and December 31, 2013, the total amount of accrued penalties and interest related to uncertain tax provisions was not material.

        All entities for which unrecognized tax benefits exist as of December 30, 2014 possess a December tax year-end. As a result, as of December 30, 2014, the tax years ended December 27, 2011, December 25, 2012 and December 31, 2013 remain subject to examination by all tax jurisdictions. As of December 30, 2014, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 30, 2014, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 29, 2015.

(9) Preferred Stock

        Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 30, 2014 and December 31, 2013.

(10) Stockholders' Equity

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

        For the years ended December 30, 2014, December 31, 2013 and December 25, 2012, we paid approximately $42.7 million, $12.8 million and $29.4 million to repurchase 1,675,000, 461,600 and 1,786,855 shares of our common stock, respectively.

        On November 26, 2014, we issued 40,699 shares of our common stock in exchange for the remaining ownership interests in a franchise restaurant in which we previously owned 5%. See note 3 for further discussion.

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

        The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Nonvested stock	16,740	23,520	—
Options	—	—	292,193

Total	16,740	23,520	292,193

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(11) Earnings Per Share (Continued)

        The following table sets forth the calculation of earnings per share and weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$87,022	$80,423	$71,170

Basic EPS:
Weighted-average common shares outstanding	69,719	70,089	70,026

Basic EPS	$1.25	$1.15	$1.02

Diluted EPS:
Weighted-average common shares outstanding	69,719	70,089	70,026
Dilutive effect of stock options and nonvested stock	889	1,273	1,459

Shares—diluted	70,608	71,362	71,485

Diluted EPS	$1.23	$1.13	$1.00

(12) Commitments and Contingencies

        The estimated cost of completing capital project commitments at December 30, 2014 and December 31, 2013 was approximately $153.2 million and $65.2 million, respectively.

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

	Lease Assignment Date	Initial Lease Term Expiration
Everett, Massachusetts(1)	September 2002	February 2018
Longmont, Colorado(1)	October 2003	May 2019
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota(1)	February 2006	July 2016
Logan, Utah	January 2009	August 2019

(1)
As discussed in note 17, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

        We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five-year renewals. As the fair value of the guarantees is not considered significant, no liability has been recorded.

        As of December 30, 2014 and December 31, 2013, we are contingently liable for $18.0 million and $18.7 million, respectively, for the seven leases discussed above. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 30, 2014 as the likelihood of default was deemed to be less than probable.

        During the year ended December 30, 2014, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

        Occasionally, we are a defendant in litigation arising in the ordinary course of business, including "slip and fall" accidents, employment related claims and claims from guests or employees alleging illness, injury or food quality, health or operational concerns. In the opinion of management, the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(12) Commitments and Contingencies (Continued)

ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

        The following table summarizes the share-based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Labor expense	$5,523	$5,439	$4,570
General and administrative expense	9,360	9,301	8,623

Total share-based compensation expense	$14,883	$14,740	$13,193

        Share-based compensation activity by type of grant as of December 30, 2014 and changes during the period then ended is presented below.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,283,862	$18.68
Granted	527,965	26.74
Forfeited	(67,668)	20.09
Vested	(766,035)	19.20

Outstanding at December 30, 2014	978,124	$22.52	0.88	$33,041

        As of December 30, 2014, with respect to unvested RSUs, there was $9.6 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.9 years. The vesting terms of the RSUs range from approximately 1.0 to 5.0 years. The total intrinsic value of RSUs

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(13) Share-based Compensation (Continued)

vested during the years ended December 30, 2014, December 31, 2013 and December 25, 2012 was $20.4 million, $21.3 million and $11.6 million, respectively.

Summary Details for Share Options

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,043,438	$13.77
Granted	—	—
Forfeited	(3,362)	15.05
Exercised	(403,146)	13.09

Outstanding at December 30, 2014	636,930	$14.20	1.74	$12,474

Exercisable at December 30, 2014	636,930	$14.20	1.74	$12,474

        No stock options were granted during the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012.

        The total intrinsic value of options exercised during the years ended December 30, 2014, December 31, 2013 and December 25, 2012 was $6.1 million, $11.2 million and $8.7 million, respectively. No stock options vested during the years ended December 30, 2014 and December 31, 2013, respectively. The total grant date fair value of stock options vested during the year ended December 25, 2012 was $0.2 million, respectively.

        For the years ended December 30, 2014, December 31, 2013 and December 25, 2012, cash received before tax withholdings from options exercised was $5.3 million, $15.1 million and $10.7 million, respectively. The excess tax benefit realized from tax deductions associated with options exercised for the years ended December 30, 2014, December 31, 2013 and December 25, 2012 was $2.9 million, $4.9 million and $3.6 million, respectively.

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

        There were no transfers among levels within the fair value hierarchy during the year ended December 30, 2014.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(14) Fair Value Measurement (Continued)

        The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 30, 2014	December 31, 2013
Interest rate swaps	2	$(1,375)	$(2,696)
Deferred compensation plan—assets	1	14,963	11,916
Deferred compensation plan—liabilities	1	(14,974)	(11,913)

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

        The following table presents the fair values for our assets and liabilities measured on a nonrecurring basis:

				Total losses
	Fair Value Measurements			52 Weeks Ended	53 Weeks Ended
	Level	December 30, 2014	December 31, 2013	December 30, 2014	December 31, 2013
Long-lived assets	2	$—	$1,203	$15	$195
Goodwill	3	—	—	626	—

        Long-lived assets included land and building related to a previously closed restaurant which was sold for a purchase price of $1.2 million, net of closing costs, during the 13 weeks ended July 1, 2014. At December 31, 2013, these assets were valued using Level 2 inputs, primarily broker estimates of sales price based on offers on the property, and included cost to market and/or sell the assets.

        The loss on goodwill in the table above relates to one underperforming restaurant in which the carrying value of the associated goodwill was reduced to zero based on their historical results and future trends of operations. We determined the fair value of the underperforming restaurant using unobservable inputs, including sales projections and present value techniques. This charge is included in Impairment and closure costs in our consolidated statements of income and comprehensive income. For further discussion of impairment charges, see note 15.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(14) Fair Value Measurement (Continued)

        At December 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our amended revolving credit facility at December 30, 2014 and December 31, 2013 approximated its carrying value since it is a variable rate credit facility (Level 2). The fair value of our installment loans is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loans are as follows:

	December 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Installment loans—Level 2	$822	$955	$1,233	$1,434

(15) Impairment and Closure Costs

        We recorded impairment charges of $0.6 million, $0.4 million and $1.6 million for the years ended December 30, 2014, December 31, 2013, and December 25, 2012, respectively, related to goodwill and/or long-lived assets. These charges were measured and recognized following current accounting guidance which requires that the carrying value of these assets be tested for impairment whenever circumstances indicate that impairment may exist, or at least annually in the case of goodwill. Refer to note 2 for further discussion of the methodology used by us to test for long-lived asset and goodwill impairment.

        Impairment charges in 2014 included $0.6 million associated with the impairment of goodwill related to one restaurant. The goodwill impairment charges in 2014 resulted from our annual testing which relies, in part, on the historical trends and anticipated future trends of operations of individual restaurants.

        Impairment charges in 2013 included $0.2 million related to the write-down of a building associated with one restaurant closed in 2009. The write-down of the building was based on broker estimates of sales price based on offers on the property. The remaining $0.2 million in expenses were ongoing closure costs associated with one restaurant that was closed in 2012 and one restaurant that was closed in 2009.

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

Interest Rate Swaps

        On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on November 7, 2015, effectively resulting in a fixed rate on the $25.0 million notional amount.

        On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility. Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the $25.0 million notional amount.

        We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments. Changes in the fair value of the interest rate swaps will be reported as a component of accumulated other comprehensive income or loss ("AOCI"). Additionally, amounts related to the yield adjustment of the hedged interest payments are subsequently reclassified into interest expense in the same period which the related interest affects earnings. We will reclassify any gain or loss from AOCI, net of tax, in our consolidated balance sheet to interest expense in our consolidated statement of income and comprehensive income when the interest rate swap expires or at the time we choose to terminate the swap. See note 14 for fair value discussion of these interest rate swaps.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Tabular amounts in thousands, except share and per share data)

(16) Derivative and Hedging Activities (Continued)

        The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under ASC 815:

			Derivative Assets		Derivative Liabilities
	Balance Sheet Location		December 30, 2014	December 31, 2013	December 30, 2014	December 31, 2013
Derivative Contracts Designated as Hedging Instruments under ASC 815		(1)
Interest rate swaps			$—	$—	$1,375	$2,696

Total Derivative Contracts			$—	$—	$1,375	$2,696

(1)
The current portion of derivative assets and liabilities is included in other accrued liabilities while the long-term portion is included in other liabilities on the consolidated balance sheets.

        The following table summarizes the effect of our interest rate swaps in the consolidated statements of income and comprehensive income for the 52 and 53 weeks ended December 30, 2014 and December 31, 2013, respectively:

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Gain recognized in AOCI, net of tax (effective portion)	$808	$809	$148
Loss reclassified from AOCI to income (effective portion)	$1,480	$1,474	$1,444

        The loss reclassified from AOCI to income was recognized in interest expense on our consolidated statements of income and comprehensive income. For each of the fiscal periods ended December 30, 2014, December 31, 2013 and December 25, 2012, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the consolidated statements of income and comprehensive income.

(17) Related Party Transactions

        The Longview, Texas restaurant, which was acquired by us in connection with the completion of our initial public offering, leases the land and restaurant building from an entity controlled by Steven L. Ortiz, our former Chief Operating Officer. The initial lease term was 15 years and was scheduled to terminate in November 2014. We exercised our first renewal term so the lease will now expire on October 31, 2019. The lease can be renewed for three additional terms of five years each. Rent is approximately $20,500 per month. The lease can be terminated if the tenant fails to pay the rent on a timely basis, fails to maintain the insurance specified in the lease, fails to maintain the building or property or becomes insolvent. Total rent payments were approximately $0.2 million for the years ended December 30, 2014, December 31, 2013 and December 25, 2012.

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

five years during the term. The next rent escalation is in the second quarter of 2015. The lease can be terminated if the tenant fails to pay rent on a timely basis, fails to maintain insurance, abandons the property or becomes insolvent. Total rent payments were approximately $0.2 million for the years ended December 30, 2014, December 31, 2013 and December 25, 2012.

        We have 14 franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company as of December 30, 2014. As of December 31, 2013 and December 25, 2012, we had 15 franchise restaurants owned in whole or part by certain officers, directors and stockholders of the Company. These entities paid us fees of $2.5 million, $2.4 million and $2.3 million for the years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively. As discussed in note 12, we are contingently liable on leases which are related to three of these restaurants.

        On November 26, 2014, we acquired the remaining ownership interests of a franchise restaurant owned in part by us and certain officers or stockholders of the Company. Prior to this acquisition, we owned 5% interest in the franchise restaurant which we accounted for using the equity method. While we did exercise significant control over the restaurant prior to our acquisition of the remaining ownership interests, we did not consolidate their financial position, results of operations and/or cash flows as it was immaterial to our financial position, results of operations and/or cash flows. See note 3 for further discussion of the acquisition.

(18) Selected Quarterly Financial Data (unaudited)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$397,142	$395,363	$385,218	$404,425	$1,582,148
Total costs and expenses	$356,958	$360,962	$356,397	$377,382	$1,451,699
Income from operations	$40,184	$34,401	$28,821	$27,043	$130,449
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$26,465	$23,081	$18,881	$18,595	$87,022
Basic earnings per common share	$0.38	$0.33	$0.27	$0.27	$1.25
Diluted earnings per common share	$0.37	$0.33	$0.27	$0.26	$1.23
Cash dividends declared per share	$0.15	$0.15	$0.15	$0.15	$0.60

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

        In the fourth quarter of 2014, we recorded $0.6 million ($0.4 million after-tax) associated with the impairment of goodwill related to one restaurant in which the carrying value was reduced to fair value. See note 15 for further discussion of impairment and closure costs.

        In the fourth quarter of 2013, we recorded a gain of $1.8 million ($1.2 million after-tax) associated with the sale of the Aspen Creek concept, including two restaurants. The fourth quarter of 2013 also includes an estimated impact of $0.03 to $0.04 per share for the 53rd week. See note 2 for further discussion.