Form 10-Q
period 2015-03-31
Texas Roadhouse, Inc.
filed 2015-05-08
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding were 69,998,269 on April 29, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2015	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$98,512	$86,122
Receivables, net of allowance for doubtful accounts of $57 at March 31, 2015 and $10 at December 30, 2014	21,007	34,023
Inventories, net	12,645	14,256
Prepaid expenses	11,600	10,552
Deferred tax assets, net	1,792	2,773
Total current assets	145,556	147,726
Property and equipment, net of accumulated depreciation of $359,755 at March 31, 2015 and $347,222 at December 30, 2014	668,088	649,637
Goodwill	116,571	116,571
Intangible assets, net	5,859	6,203
Other assets	24,195	23,005
Total assets	$960,269	$943,142

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$133	$129
Accounts payable	46,096	43,585
Deferred revenue — gift cards	51,916	79,462
Accrued wages	34,454	30,375
Income taxes payable	11,062	1,583
Accrued taxes and licenses	17,992	17,592
Dividends payable	11,896	10,443
Other accrued liabilities	34,754	32,802
Total current liabilities	208,303	215,971
Long-term debt, excluding current maturities	50,659	50,693
Stock option and other deposits	6,222	6,005
Deferred rent	27,912	26,964
Deferred tax liabilities, net	4,623	6,004
Other liabilities	22,786	22,549
Total liabilities	320,505	328,186
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,993,094 and 69,628,781 shares issued and outstanding at March 31, 2015 and December 30, 2014, respectively)	70	70
Additional paid-in-capital	193,256	189,168
Retained earnings	439,832	419,436
Accumulated other comprehensive loss	(575)	(782)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	632,583	607,892
Noncontrolling interests	7,181	7,064
Total equity	639,764	614,956
Total liabilities and equity	$960,269	$943,142

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 31, 2015	April 1, 2014
Revenue:
Restaurant sales	$456,293	$393,956
Franchise royalties and fees	3,937	3,186

Total revenue	460,230	397,142

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	159,980	134,812
Labor	131,404	114,672
Rent	8,979	8,042
Other operating	69,317	60,853
Pre-opening	3,818	4,277
Depreciation and amortization	16,335	14,085
Impairment and closure	—	17
General and administrative	21,797	20,200

Total costs and expenses	411,630	356,958

Income from operations	48,600	40,184

Interest expense, net	515	558
Equity income from investments in unconsolidated affiliates	(372)	(212)

Income before taxes	48,457	39,838
Provision for income taxes	14,876	12,230
Net income including noncontrolling interests	$33,581	$27,608
Less: Net income attributable to noncontrolling interests	1,289	1,143

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$32,292	$26,465

Other comprehensive income, net of tax:
Unrealized gain on derivatives, net of tax of $127 and $114, respectively	201	180
Foreign currency translation adjustment, net of tax of $7 and $-, respectively	6	—
Total other comprehensive income, net of tax	207	180
Total comprehensive income	$32,499	$26,645

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.46	$0.38

Diluted	$0.46	$0.37

Weighted-average shares outstanding:
Basic	69,841	70,132

Diluted	70,528	71,080

Cash dividends declared per share	$0.17	$0.15

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 30, 2014	69,628,781	$70	$189,168	$419,436	$(782)	$607,892	$7,064	$614,956

Net income	—	—	—	32,292	—	32,292	1,289	33,581
Other comprehensive income	—	—	—	—	207	207	—	207
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,172)	(1,172)
Dividends declared ($0.17 per share)	—	—	—	(11,896)	—	(11,896)	—	(11,896)
Shares issued under stock option plan including tax effects	105,308	—	3,586	—	—	3,586	—	3,586
Settlement of restricted stock units	391,002	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(131,997)	—	(4,402)	—	—	(4,402)	—	(4,402)
Share-based compensation	—	—	4,904	—	—	4,904	—	4,904

Balance, March 31, 2015	69,993,094	$70	$193,256	$439,832	$(575)	$632,583	$7,181	$639,764

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 31, 2015	April 1, 2014
Cash flows from operating activities:
Net income including noncontrolling interests	$33,581	$27,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,335	14,085
Deferred income taxes	(755)	(871)
Loss on disposition of assets	978	653
Equity income from investments in unconsolidated affiliates	(372)	(212)
Distributions of income received from investments in unconsolidated affiliates	155	138
Provision for doubtful accounts	(47)	8
Share-based compensation expense	4,904	3,621
Changes in operating working capital:
Receivables	13,063	8,444
Inventories	1,611	639
Prepaid expenses and other current assets	(1,048)	(795)
Other assets	(960)	788
Accounts payable	520	385
Deferred revenue — gift cards	(27,546)	(22,489)
Accrued wages	4,079	2,800
Excess tax benefits from share-based compensation	(2,215)	(1,228)
Prepaid income taxes and income taxes payable	11,694	11,796
Accrued taxes and licenses	400	(1,231)
Other accrued liabilities	755	1,836
Deferred rent	948	813
Other liabilities	1,612	(999)

Net cash provided by operating activities	$57,692	$45,789

Cash flows from investing activities:
Capital expenditures — property and equipment	(33,437)	(23,087)
Proceeds from sale of property and equipment, including insurance proceeds	9	—

Net cash used in investing activities	$(33,428)	$(23,087)

Cash flows from financing activities:
Repurchase of shares of common stock	—	(24,172)
Distributions to noncontrolling interests	(1,172)	(1,144)
Excess tax benefits from share-based compensation	2,215	1,228
Proceeds from (repayments of) stock option and other deposits, net	366	(361)
Indirect repurchase of shares for minimum tax withholdings	(4,402)	(3,622)
Principal payments on long-term debt and capital lease obligations	(30)	(71)
Proceeds from exercise of stock options	1,592	1,262
Dividends paid to stockholders	(10,443)	—

Net cash used in financing activities	$(11,874)	$(26,880)

Net increase (decrease) in cash and cash equivalents	12,390	(4,178)
Cash and cash equivalents — beginning of period	86,122	94,874
Cash and cash equivalents — end of period	$98,512	$90,696

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$580	$587
Income taxes paid	$3,938	$1,305
Capital expenditures included in accounts payable	$3,106	$3,035

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  (“TRI”), our wholly-owned subsidiaries and subsidiaries in which we own more than a 50 percent interest (collectively the “Company,” “we,” “our” and/or “us”) as of March 31, 2015 and December 30, 2014 and for the 13 weeks ended March 31, 2015 and April 1, 2014.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corporation (“Management Corp.”) and Strategic Restaurant Concepts, LLC (“Strategic Concepts”).  TRI and our subsidiaries operate restaurants primarily under the Texas Roadhouse name. Holdings also provides supervisory and administrative services for certain other franchise Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company and certain other franchise Texas Roadhouse restaurants.  All significant balances and transactions between the consolidated entities have been eliminated.

As of March 31, 2015, we owned and operated 375 restaurants and franchised an additional 79 restaurants in 49 states and four foreign countries.  Of the 454 restaurants that were operating at March 31, 2015, (i) 375 were Company-owned restaurants, 359 of which were wholly-owned and 16 of which were majority-owned and (ii) 79 were franchise restaurants.

As of April 1, 2014, we owned and operated 352 restaurants and franchised an additional 75 restaurants in 48 states and three foreign countries.  Of the 427 restaurants that were operating at April 1, 2014, (i) 352 were Company-owned restaurants, 337 of which were wholly-owned and 15 of which were majority-owned and (ii) 75 were franchise restaurants.

As of March 31, 2015 and April 1, 2014, we owned 5.0% to 10.0% equity interests in 23 franchise restaurants.  While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and cash flows.  Additionally, as of March 31, 2015 and April 1, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 weeks ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 29, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2014.

Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements to conform with current year presentation.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2)   Share-based Compensation

On May 16, 2013, our stockholders approved the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive and non-qualified stock options to purchase shares of common stock, stock appreciation rights, and full value awards, including restricted stock, restricted stock units (“RSUs”), deferred stock units, performance stock and performance stock units (“PSUs”).  As a result of the approval of the Plan, no future awards will be made under the Texas Roadhouse, Inc. 2004 Equity Incentive Plan.

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by eliminating stock option grants and, instead, granting primarily RSUs as a form of share-based compensation.  An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement.

The following table summarizes the share-based compensation recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 31, 2015	April 1, 2014

Labor expense	$1,515	$1,368
General and administrative expense	3,389	2,253
Total share-based compensation expense	$4,904	$3,621

Share-based compensation activity by type of grant as of March 31, 2015 and changes during the 13 weeks then ended are presented below.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 30, 2014	978,124	$22.52
Granted	419,018	35.51
Forfeited	(12,327)	24.76
Vested	(391,002)	18.69
Outstanding at March 31, 2015	993,813	$29.46	1.41	$36,223

As of March 31, 2015, with respect to unvested RSUs, there was $19.9 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.4 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 13 weeks ended March 31, 2015 and April 1, 2014 was $13.4 million and $11.5 million, respectively.

Summary Details for PSUs

In 2015, we granted PSUs to two of our executives subject to a one-year vesting and the achievement of earnings targets.  The number of units which vest at the end of the one-year vesting period is based on performance against the earnings target.  Share-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs meeting the performance criteria will vest as of the end of our fiscal year.  The distribution of vested performance stock units as common stock will occur in the first quarter of 2016.

We granted 115,000 PSUs with a grant date fair value per share of $34.77.  As of March 31, 2015, with respect to unvested PSUs, there was $3.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.8 years.

Summary Details for Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 30, 2014	636,930	$14.20
Granted	—	—
Forfeited	—	—
Exercised	(105,308)	15.12
Outstanding at March 31, 2015	531,622	$14.01	1.69	$11,917

Exercisable at March 31, 2015	531,622	$14.01	1.69	$11,917

The total intrinsic value of options exercised during the 13 weeks ended March 31, 2015 and April 1, 2014 was $2.2 million and $1.5 million, respectively.  No stock options vested during the 13 weeks ended March 31, 2015 and April 1, 2014.

(3)   Long-term Debt

Long-term debt consisted of the following:

	March 31, 2015	December 30, 2014
Installment loan, due 2020	$792	$822
Revolver	50,000	50,000
	50,792	50,822
Less current maturities	133	129
	$50,659	$50,693

The weighted-average interest rate for our installment loan outstanding at both March 31, 2015 and December 30, 2014 was 10.46%.  The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

On November 1, 2013, we entered into Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty with respect to our revolving credit facility dated as of August 12, 2011 with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. The amended revolving credit facility, which has a maturity date of November 1, 2018, remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million.  The amendment provides us with the option to increase the revolving credit facility by $200.0 million, up to $400.0 million, subject to certain limitations.

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both March 31, 2015 and December 30, 2014 was 3.96%, including the impact of interest rate swaps. At March 31, 2015, we had $50.0 million outstanding under the revolving credit facility and $144.2 million of availability, net of $5.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 31, 2015.

(4)   Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 weeks ended March 31, 2015 and April 1, 2014 is as follows:

	13 Weeks Ended
	March 31, 2015	April 1, 2014

Tax at statutory federal rate	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.5
FICA tip tax credit	(7.0)	(6.7)
Work opportunity tax credit	(0.7)	(0.8)
Incentive stock options	(0.2)	(0.1)
Nondeductible officer compensation	0.1	0.4
Net income attributable to noncontrolling interests	(0.9)	(1.0)
Other	0.9	0.4

Total	30.7%	30.7%

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

The following table summarizes the fair value and presentation in the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

	Balance		Derivative Assets		Derivative Liabilities
	Sheet Location		March 31, 2015	December 30, 2014	March 31, 2015	December 30, 2014

Derivative Contracts Designated as Hedging Instruments under ASC 815		(1)
Interest rate swaps			$—	$—	$1,047	$1,375

Total Derivative Contracts			$—	$—	$1,047	$1,375

(1)                            The derivative assets and liabilities are included in other accrued liabilities on the unaudited condensed consolidated balance sheets.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 weeks ended March 31, 2015 and April 1, 2014:

	13 Weeks Ended
	March 31, 2015	April 1, 2014

Gain recognized in AOCI, net of tax (effective portion)	$201	$180
Loss reclassified from AOCI to income (effective portion)	$369	$357

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 weeks ended March 31, 2015 and April 1, 2014, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

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

Consolidation

(Accounting Standards Update 2015-02, “ASU 2015-02”)

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted, including adoption in an interim period.  A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application.  We have not yet determined the effect, if any, of the standard on our consolidated financial position, results of operations or cash flows.

Debt Issuance Costs

(Accounting Standards Update 2015-03, “ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a deduction from the related debt liability.  Amortization of the costs will continue to be reported as interest expense.  ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted.  We have not yet determined the effect, if any, of the standard on our consolidated financial position.

Software Licenses

(Accounting Standards Updated 2015-05, “ASU 2015-05”)

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license.  ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted.  We have not yet determined the effect, if any, of the standard on our consolidated financial position, results of operations or cash flows.

(7)         Commitments and Contingencies

The estimated cost of completing capital project commitments at March 31, 2015 and December 30, 2014 was approximately $172.3 million and $153.2 million, respectively.

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

(1)         As discussed in note 8, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

We are contingently liable for the initial terms of the leases and any renewal periods. All of the leases have three five-year renewals. As the fair value of the guarantees is not considered significant, no liability has been recorded.

As of March 31, 2015 and December 30, 2014, we are contingently liable for $17.8 million and $18.0 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 31, 2015 and December 30, 2014 as the likelihood of default was deemed to be less than probable.

During the 13 weeks ended March 31, 2015, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(8)   Related Party Transactions

We have 14 franchise restaurants owned in whole or part, by certain of our officers, directors and stockholders of the Company as of March 31, 2015. These entities paid us fees of approximately $0.7 million for the 13 weeks ended March 31, 2015.  As of April 1, 2014, we had 15 franchise restaurants owned in whole or part, by certain of our officers, directors and stockholders of the Company.  These entities paid us fees of approximately $0.6 million for the 13 weeks ended April 1, 2014.  As disclosed in note 7, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended
	March 31, 2015	April 1, 2014

Restricted Stock Units	10,230	4,277
Options	—	—

Total	10,230	4,277

PSUs have been excluded from the diluted earnings per share calculation because the performance-based criteria have not been met.

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 31, 2015	April 1, 2014
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$32,292	$26,465

Basic EPS:
Weighted-average common shares outstanding	69,841	70,132

Basic EPS	$0.46	$0.38

Diluted EPS:
Weighted-average common shares outstanding	69,841	70,132
Dilutive effect of stock options and restricted stock units	687	948
Shares — diluted	70,528	71,080

Diluted EPS	$0.46	$0.37

(10)  Fair Value Measurements

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

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 31, 2015.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 31, 2015	December 30, 2014

Interest rate swaps	2	$(1,047)	$(1,375)
Deferred compensation plan - assets	1	16,038	14,963
Deferred compensation plan - liabilities	1	(16,049)	(14,974)

The fair values of our interest rate swaps were determined based on industry-standard valuation models.  Such models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves.  See note 5 for discussion of our interest rate swaps.

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the “Deferred Compensation Plan”) is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in our unaudited condensed consolidated financial statements. These investments are considered trading securities and are measured at fair value using quoted market prices.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income.

At March 31, 2015 and December 30, 2014, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our revolving credit facility at March 31, 2015 and December 30, 2014 approximated its carrying value since it is a variable rate credit facility (Level 2).

The fair value of our installment loans is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loans are as follows:

	March 31, 2015		December 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loans - Level 2	$792	$913	$822	$955

(11)  Stock Repurchase Program

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

We did not repurchase any shares of common stock during the 13 week period ended March 31, 2015.  For the 13 week period ended April 1, 2014 we paid approximately $24.2 million to repurchase 960,000 shares of our common stock.  As of March 31, 2015, we had approximately $85.4 million remaining under our authorized stock repurchase program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  The section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2014, in Part II, Item 1A in this Form 10-Q and disclosures in our other Securities and Exchange Commission (“SEC”) filings, discuss some of the important risk factors that may affect our business, results of operations, or financial condition.  You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant company. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 454 restaurants in 49 states and four foreign countries.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 31, 2015, our 454 restaurants included:

•      375 “company restaurants,” of which 359 were wholly-owned and 16 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 375 restaurants we owned and operated as of March 31, 2015, we operated 370 as Texas Roadhouse and operated four as Bubba’s 33.

•      79 “franchise restaurants,” 23 of which we have a 5.0% to 10.0% ownership interest.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as seven additional franchise restaurants in which we have no ownership interest.  All of the franchise restaurants operated as Texas Roadhouse restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined formulas the remaining equity interests in 14 of the 16 majority-owned company restaurants and 66 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 31, 2015 and April 1, 2014 are referred to as Q1 2015 and Q1 2014, respectively.

Long-term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.  We will continue to evaluate opportunities to develop Texas Roadhouse and Bubba’s 33 restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base.  Our ability to expand our restaurant base is influenced by many factors beyond our control and therefore we may not be able to achieve our anticipated growth.

Our average capital investment for Texas Roadhouse restaurants opened during 2014 was $5.1 million, including pre-opening expenses of $0.7 million and a capitalized rent factor of $1.1 million.  This is higher than our average capital investment in 2013 of $4.2 million, including pre-opening expenses of $0.6 million and a capitalized rent factor of $1.1 million.  The increase in our 2014 average capital investment was primarily due to higher building costs at certain locations, such as Anchorage, Alaska and the New York City, New York vicinity, along with higher pre-opening costs due to unexpected delays in restaurant openings throughout the year.  Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location.  We expect our average capital investment for Texas Roadhouse restaurants to be opened during 2015 to be approximately $4.8 million, including pre-opening expenses of $0.6 million and a capitalized rent factor of $1.2 million.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

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

We plan to open 25 to 30 company-owned restaurants in 2015 including as many as five Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open as many as four to six, primarily international, Texas Roadhouse restaurants during the remainder of 2015.  In Q1 2015, we opened three company-owned restaurants, including one Bubba’s 33 restaurant.

Maintaining and/or Improving Restaurant Level Profitability.  We plan to maintain, or possibly increase, restaurant level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on the long-term success of Texas Roadhouse.  This may create a challenge in terms of maintaining and/or increasing restaurant margins, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience.  In addition to restaurant margin, as a percentage of restaurant sales, we also focus on restaurant margin dollar growth per store week as a measure of restaurant level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests through our continued commitment to operational standards relating to our quality of food and service.  In order to attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, to focus on speed of service and to increase throughput by adding seats in certain restaurants.

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

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On February 18, 2015, our Board of Directors declared a quarterly dividend of $0.17 per share of common stock.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions or other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  Since then, we have paid $201.0 million through our authorized stock repurchase programs to repurchase 14,408,362 shares of our common stock at an average price per share of $13.95.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of March 31, 2015, $85.4 million remains authorized for stock repurchases.

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

Comparable Restaurant Sales Growth.  Comparable restaurant sales growth reflects the change in sales over the same period of prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the current interim period excluding restaurants closed during the period. Comparable restaurant sales growth can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

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

Other Key Definitions

Restaurant Sales.  Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company-owned restaurants.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income and other comprehensive income.

Franchise Royalties and Fees.  Domestic franchisees typically pay a $40,000 initial franchise fee for each new restaurant. In addition, at each renewal period, we receive a fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our domestic franchisees. In addition, we include franchise royalties and fees paid to us by our international franchisee. The terms of the international agreements may vary significantly from our domestic agreements.

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

Equity Income from Unconsolidated Affiliates.  As of March 31, 2015 and April 1, 2014, we owned a 5.0% to 10.0% equity interest in 23 franchise restaurants.  While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows.  Additionally, as of March 31, 2015 and April 1, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at March 31, 2015 included 16 majority-owned restaurants, all of which were open.  Our consolidated subsidiaries at April 1, 2014 included 15 majority-owned restaurants, all of which were open.

Managing Partners and Market Partners.  Managing partners are single unit operators who have primary responsibility for the day-to-day operations of the entire restaurant and are responsible for maintaining the standards of quality and performance we establish.  Market partners generally have supervisory responsibilities for up to 10 to 15 restaurants.  In addition to supervising the operations of our restaurants, they are also responsible for the hiring and development of each restaurant’s management team and assist in the new restaurant site selection process.

Q1 2015 Financial Highlights

Total revenue increased $63.1 million or 15.9%  to $460.2 million in Q1 2015 compared to $397.1 million in Q1 2014 primarily due to an increase in average unit volume growth driven by comparable restaurant sales growth along with the opening of new restaurants.  Comparable restaurant sales increased 8.9% at company restaurants in Q1 2015.

Restaurant margin, as percentage of restaurant sales, decreased 20 basis points to 19.0% in Q1 2015 compared to 19.2% in Q1 2014 primarily due to commodity inflation of approximately 5.2% driven mostly by beef.

Net income increased $5.8 million or 22.0% to $32.3 million in Q1 2015 compared to $26.5 million in Q1 2014 primarily due to an increase in revenue along with lower general and administrative and pre-opening costs, as a percentage of revenue partially offset by the change in restaurant margin.  Diluted earnings per share increased 23.0% to $0.46 from $0.37 in the prior year.

Results of Operations

	13 Weeks Ended
	March 31, 2015		April 1, 2014
($ in thousands)	$	%	$	%

Revenue:
Restaurant sales	456,293	99.1	393,956	99.2
Franchise royalties and fees	3,937	0.9	3,186	0.8

Total revenue	460,230	100.0	397,142	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	159,980	35.1	134,812	34.2
Labor	131,404	28.8	114,672	29.1
Rent	8,979	2.0	8,042	2.0
Other operating	69,317	15.2	60,853	15.4
(As a percentage of total revenue)
Pre-opening	3,818	0.8	4,277	1.1
Depreciation and amortization	16,335	3.5	14,085	3.5
Impairment and closure	—	NM	17	NM
General and administrative	21,797	4.7	20,200	5.1

Total costs and expenses	411,630	89.4	356,958	89.9
Income from operations	48,600	10.6	40,184	10.1
Interest expense, net	515	0.1	558	0.1
Equity income from investments in unconsolidated affiliates	(372)	0.1	(212)	0.1

Income before taxes	48,457	10.5	39,838	10.1
Provision for income taxes	14,876	3.2	12,230	3.1
Net income including noncontrolling interests	33,581	7.3	27,608	7.0
Net income attributable to noncontrolling interests	1,289	0.3	1,143	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	32,292	7.0	26,465	6.7

	13 Weeks Ended
	March 31, 2015		April 1, 2014
	$	%	$	%
Restaurant margin ($ in thousands)	86,613	19.0	75,577	19.2

Restaurant margin $/store week	17,833		16,706

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 30, 2014	372	79	451
Openings — Texas Roadhouse	2	—	2
Openings — Bubba’s 33	1	—	1
Closures	—	—	—
Balance at March 31, 2015	375	79	454

Q1 2015 (13 weeks) Compared to Q1 2014 (13 weeks)

Restaurant Sales.  Restaurant sales increased by 15.8% in Q1 2015 as compared to Q1 2014.  The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2015	Q1 2014
Company Restaurants
Increase in store weeks	7.4%	8.4%
Increase in average unit volume	9.0%	2.2%
Other (1)	(0.6)%	(0.1)%
Total increase in restaurant sales	15.8%	10.5%

Store weeks	4,857	4,524
Comparable restaurant sales growth	8.9%	2.8%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	8.8%	2.8%
Average unit volume (in thousands)	$1,220	$1,120

Weekly sales by group:
Comparable restaurants (330 and 310 units, respectively)	$93,756	$86,670
Average unit volume restaurants (28 and 19 units, respectively)(2)	$95,047	$78,958
Restaurants less than six months old (12 and 22 units, respectively)	$101,832	$102,589

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

The increase in restaurant sales for Q1 2015 was primarily attributable to an increase in average unit volume driven by comparable restaurant sales growth along with the opening of new restaurants.  The increase in store weeks for the periods presented above was primarily attributable to the opening of new restaurants.

The increase in average unit volume of 9.0% in Q1 2015 was primarily driven by positive comparable restaurant sales growth of 8.9% which included an increase in our guest traffic counts of approximately 6.9% and an increase in our per person average check of approximately 2.0%.  The increase in average unit volume for Q1 2014 was primarily driven by positive comparable restaurant sales growth, partially offset by lower year-over-year sales for newer restaurants included in our average unit volume but excluded from comparable restaurant sales.  Comparable restaurant sales growth of 2.8% in Q1 2014 included an increase in our per person average check of approximately 1.5% and an increase in guest traffic counts of approximately 1.3%.

The increase in our per person average check for the periods presented was primarily driven by menu price increases taken throughout 2014 and 2013.  In 2014, we increased menu prices approximately 1.8% in late November.  In 2013, we increased menu prices approximately 1.5% in early December.  These menu price increases were taken as a result of inflationary pressures, mainly commodities.

In 2015, we plan to open 25 to 30 company-owned restaurants, three of which opened in Q1 2015.  Of the three restaurants opened in Q1 2015, two were Texas Roadhouse restaurants and one was a Bubba’s 33 restaurant.  While the majority of our restaurant growth in 2015 will be Texas Roadhouse restaurants, we currently expect to open as many as four additional Bubba’s 33 restaurants.  We have either begun construction or have sites under contract for purchase or lease for all of the remaining planned restaurant openings.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.8 million, or by 23.6%, in Q1 2015 from Q1 2014.  This increase was primarily attributable to an increase in average unit volume, the opening of new franchise restaurants and an increase in royalty rates in conjunction with the renewal of certain franchise agreements, partially offset by the impact of the acquisition of one franchise restaurant in Q4 2014.  Franchise comparable restaurant sales increased 8.0% in Q1 2015.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2015, we anticipate our franchise partners will open as many as four to six Texas Roadhouse restaurants, primarily international.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.1% in Q1 2015 from 34.2% in Q1 2014.  The increase was primarily attributable to commodity inflation partially offset by menu pricing actions and the benefit of operating efficiencies at the restaurant level.  Commodity inflation of approximately 5.2% in Q1 2015 was driven by higher food costs, primarily beef.

For 2015, we expect commodity inflation of 3.0% to 4.0%, including the impact of approximately $1.0 million to $2.0 million in cost savings from purchasing initiatives.  In an effort to secure high quality, low cost ingredients used in the products sold in our restaurants, we employ various purchasing and pricing contract techniques.  We may enter into contracts for terms of one year or less that are either fixed price agreements or fixed volume agreements where the price is negotiated with reference to fluctuating market prices.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, decreased to 28.8% in Q1 2015 compared to 29.1% in Q1 2014.  The decrease in Q1 2015 was primarily attributable to an increase in average unit volume and lower costs associated with workers’ compensation insurance, partially offset by higher costs associated with health insurance and higher average wage rates.

Workers’ compensation insurance costs were lower in Q1 2015 due to changes in our claims development history included in our quarterly actuarial reserve estimate.  Health insurance costs were higher in Q1 2015 due to offering coverage to an expanded population of employees.

We anticipate our labor costs will be pressured throughout the remainder of 2015 by inflation due to state-mandated increases in minimum and tip wage rates, along with higher healthcare costs.  At the beginning of 2015, as required by the Patient Protection and Affordable Care Act of 2010, we further extended our health coverage to a greater number of our hourly employees.  We currently estimate that this expansion will result in additional health insurance benefits costs during 2015 of approximately $5.0 million to $6.0 million.  These increases in costs may or may not be offset by additional menu price adjustments and/or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.0% in both Q1 2015 and Q1 2014.  The impact of the increase in average unit volume was partially offset by an increase in rent expense, as a percentage of restaurant sales, related to newer restaurants.

Restaurant Other Operating Expenses.  Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.2% in Q1 2015 compared to 15.4% in Q1 2014.  This decrease was primarily attributable to an increase in average unit volume and lower costs associated with utilities, supply costs and linens partially offset by higher third party gift card fees.

Utility costs were lower primarily due to lower natural gas rates.  Lower supply and linen costs were primarily driven by purchasing initiatives.  Higher third party gift card fees were primarily due to the continued expansion of our third-party gift card program.

In 2015, we expect continued purchasing initiatives to generate approximately $1.5 million to $2.0 million in cost savings.

Restaurant Pre-opening Expenses.  Pre-opening expenses decreased to $3.8 million in Q1 2015 from $4.3 million in Q1 2014.  The decrease is primarily due to the number of restaurants opened in Q1 2015 compared to Q1 2014, partially offset by more restaurants in the development pipeline.

In Q1 2015, we opened three restaurants compared to six restaurants in Q1 2014.  Overall, we plan to open 25 to 30 company-owned restaurants in 2015 compared to 25 company-owned restaurants in 2014.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, remained unchanged at 3.5% in both Q1 2015 and Q1 2014.  The impact of the increase in average unit volume was partially offset by higher depreciation, as a percentage of revenue, at new restaurants, and an increased investment in short-lived assets, such as equipment.

In 2015, we expect D&A, as a percentage of revenue, to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2014 and 2015, along with an increase in the level of reinvestment in our existing restaurants.

General and Administrative Expenses.  G&A, as a percentage of total revenue, decreased to 4.7% in Q1 2015 compared to 5.1% in Q1 2014.  This decrease was primarily attributable to an increase in average unit volume partially offset by higher share-based compensation costs and higher legal fee expense.  Share-based compensation costs were approximately $0.9 million higher in Q1 2015 compared to Q1 2014 primarily driven by a higher stock price associated with grants of restricted stock units on January 8, 2015 in conjunction with the execution of certain executive employment contracts and Board of Director agreements at the beginning of 2015.

Interest Expense, Net.   Interest expense remained relatively flat at $0.5 million in Q1 2015 compared to $0.6 million Q1 2014.

Income Tax Expense.   Our effective tax rate remained flat at 30.7% in both Q1 2015 and Q1 2014.

We expect the tax rate to be 30.0% to 31.0% for fiscal 2015 compared to 30.0% for fiscal 2014.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
(in 000’s)	March 31, 2015	April 1, 2014

Net cash provided by operating activities	$57,692	$45,789
Net cash used in investing activities	(33,428)	(23,087)
Net cash used in financing activities	(11,874)	(26,880)

Net increase (decrease) in cash and cash equivalents	$12,390	$(4,178)

Net cash provided by operating activities was $57.7 million in Q1 2015 compared to $45.8 million in Q1 2014.  This increase was primarily due to an increase in net income and depreciation and amortization expense along with changes in working capital.  The increase in cash flow from operations was primarily driven by an increase in comparable restaurant sales at existing restaurants and the continued opening of new restaurants.

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

Net cash used in investing activities was $33.4 million in Q1 2015 compared to $23.1 million in Q1 2014.  This increase was primarily due to increased spending on capital expenditures related to future planned restaurant openings along with capital expenditures related to the refurbishment of existing restaurants such as remodeling, room additions and other general maintenance.  We opened three company restaurants in Q1 2015 compared to six in Q1 2014.  We plan to open 25 to 30 company restaurants in 2015 compared to 25 restaurants in 2014.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 31, 2015, we had developed 127 of the 375 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

(in 000’s)	Q1 2015	Q1 2014
New company restaurants	$24,022	$15,497
Refurbishment of existing restaurants (1)	9,415	7,590
Total capital expenditures	$33,437	$23,087

Restaurant-related repairs and maintenance expense (2)	$4,793	$3,920

(1) Includes minimal capital expenditures related to the support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2015, we expect our capital expenditures to be approximately $135.0 to $145.0 million, the majority of which will relate to planned restaurant openings, including 25 to 30 restaurant openings in 2015.  These amounts exclude any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility.  For 2015, we anticipate net cash provided by operating activities will exceed capital expenditures.  We currently anticipate this excess will be used to repurchase common stock and/or pay dividends, as approved by our Board of Directors, and/or repay borrowings under our credit facility.

Net cash used in financing activities was $11.9 million in Q1 2015 as compared to $26.9 million in Q1 2014.  This decrease was primarily due to a decrease in spending on share repurchases partially offset by higher dividend payments in Q1 2015 due to the timing of the dividend declaration and payment dates.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.   All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.   During Q1 2015, we did not repurchase any shares of our common stock, and we had approximately $85.4 million remaining under our authorized stock repurchase program as of March 31, 2015.

On February 18, 2015, our Board of Directors authorized the payment of a cash dividend of $0.17 per share of common stock.  The payment of this dividend totaling $11.9 million was distributed on April 2, 2015 to shareholders of record at the close of business on March 18, 2015.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of March 31, 2015.

In Q1 2015, we paid distributions of $1.2 million to equity holders of 16 of our majority-owned company restaurants.  In Q1 2014, we paid distributions of $1.1 million to equity holders of 15 of our majority-owned company restaurants.

On November 1, 2013, we entered into Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty with respect to our revolving credit facility dated as of August 12, 2011 with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. The amended revolving credit facility, which has a maturity date of November 1, 2018, remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million. The amendment provides us with the option to increase the revolving credit facility by $200.0 million, up to $400.0 million, subject to certain limitations.

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the amended revolving credit facility at both March 31, 2015 and December 30, 2014 was 3.96%, including the impact of interest rate swaps. At March 31, 2015, we had $50.0 million outstanding under the amended revolving credit facility and $144.2 million of availability, net of $5.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of March 31, 2015.

At March 31, 2015, in addition to the amounts outstanding on our revolving credit facility, we had one other note payable totaling $0.8 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant. Our total weighted-average effective interest rate at March 31, 2015 was 4.06%, including the impact of interest rate swaps discussed below.

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

On January 7, 2009, we entered into another interest rate swap, which started on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.  Our counterparty in this interest rate swap is JPMorgan Chase Bank, N.A.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 31, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$50,792	$133	$311	$50,348	$—
Interest (1)	2,964	1,464	1,158	342	—
Operating lease obligations	639,334	34,525	69,796	69,950	465,063
Capital obligations	172,257	172,257	—	—	—
Total contractual obligations	$865,347	$208,379	$71,265	$120,640	$465,063

(1)         Assumes constant rate until maturity for our fixed and variable rate debt. Uses interest rates as of March 31, 2015 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at March 31, 2015 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.875% margin, which was in effect as of March 31, 2015.  Additionally, we have assumed that $50.0 million in revolving credit facility borrowings remain outstanding after the termination of the interest rate swaps and have calculated interest payments using the weighted average interest rate of 1.05%, which was the interest rate associated with our amended revolving credit facility on March 31, 2015.

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

(1)         As discussed in note 8, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five-year renewals. As the fair value of the guarantees is not considered significant, no liability has been recorded.

As of March 31, 2015 and December 30, 2014, we are contingently liable for $17.8 million and $18.0 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 31, 2015 and December 30, 2014 as the likelihood of default was deemed to be less than probable.

Recently Issued Accounting Standards

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

Consolidation

(Accounting Standards Update 2015-02, “ASU 2015-02”)

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

Debt Issuance Costs

(Accounting Standards Update 2015-03, “ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a deduction from the related debt liability.  Amortization of the costs will continue to be reported as interest expense.  ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted.  We have not yet determined the effect, if any, of the standard on our consolidated financial position.

Software Licenses

(Accounting Standards Updated 2015-05, “ASU 2015-05”)

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license.  ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted.  We have not yet determined the effect, if any, of the standard on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At March 31, 2015, we had $50.0 million outstanding under the revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had one other note payable totaling $0.8 million with a fixed interest rate of 10.46%.

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

On January 7, 2009, we entered into another interest rate swap, which started February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility. Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

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

In an effort to secure high quality, low cost ingredients used in the products sold in our restaurants, we employ various purchasing and pricing contract techniques.  When purchasing certain types of commodities, we may be subject to prevailing market conditions resulting in unpredictable price volatility.  For certain commodities, we may also enter into contracts for terms of one year or less that are either fixed price agreements or fixed volume agreements where the price is negotiated with reference to fluctuating market prices.  We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

We are subject to business risk as our beef supply is highly dependent upon four vendors. If these vendors were unable to fulfill their obligations under their contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on the evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or food quality, health or operational concerns.  None of these types of litigation, most of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not party to any such litigation that we believe could have a material adverse effect on our business.

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 30, 2014, under the heading “Special Note Regarding Forward-looking Statements” and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 30, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $85.4 million remained outstanding at March 31, 2015. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended March 31, 2015 in connection with the repurchase programs described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 31 to January 27	—	—	—	$85,413,112
January 28 to February 24	—	—	—	$85,413,112
February 25 to March 31	—	—	—	$85,413,112

Total	—		—

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

TEXAS ROADHOUSE, INC.

Date: May 8, 2015	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: May 8, 2015	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
President, Chief Financial Officer
(principal financial officer)
(chief accounting officer)