Form 10-Q
period 2015-06-30
Texas Roadhouse, Inc.
filed 2015-08-07
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding were 70,067,587 on July 29, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2015	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$70,965	$86,122
Receivables, net of allowance for doubtful accounts of $54 at June 30, 2015 and $10 at December 30, 2014	19,883	34,023
Inventories, net	14,074	14,256
Prepaid expenses	20,724	10,552
Deferred tax assets, net	3,272	2,773
Total current assets	128,918	147,726
Property and equipment, net of accumulated depreciation of $371,868 at June 30, 2015 and $347,222 at December 30, 2014	689,204	649,637
Goodwill	116,571	116,571
Intangible assets, net	5,515	6,203
Other assets	25,416	23,005
Total assets	$965,624	$943,142

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$136	$129
Accounts payable	46,915	43,585
Deferred revenue — gift cards	47,152	79,462
Accrued wages	34,945	30,375
Income taxes payable	5,136	1,583
Accrued taxes and licenses	17,850	17,592
Dividends payable	11,908	10,443
Other accrued liabilities	37,692	32,802
Total current liabilities	201,734	215,971
Long-term debt, excluding current maturities	50,623	50,693
Stock option and other deposits	6,679	6,005
Deferred rent	29,051	26,964
Deferred tax liabilities, net	1,793	6,004
Other liabilities	23,914	22,549
Total liabilities	313,794	328,186
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 70,048,399 and 69,628,781 shares issued and outstanding at June 30, 2015 and December 30, 2014, respectively)	70	70
Additional paid-in-capital	195,860	189,168
Retained earnings	449,062	419,436
Accumulated other comprehensive loss	(348)	(782)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	644,644	607,892
Noncontrolling interests	7,186	7,064
Total equity	651,830	614,956
Total liabilities and equity	$965,624	$943,142

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Revenue:
Restaurant sales	$450,692	$391,819	$906,985	$785,775
Franchise royalties and fees	4,006	3,544	7,943	6,730

Total revenue	454,698	395,363	914,928	792,505

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	168,077	137,082	328,057	271,894
Labor	132,084	115,182	263,488	229,854
Rent	9,138	8,128	18,117	16,170
Other operating	68,358	60,362	137,675	121,215
Pre-opening	4,909	4,455	8,727	8,732
Depreciation and amortization	16,816	14,433	33,151	28,518
Impairment and closure	—	9	—	26
General and administrative	23,620	21,311	45,417	41,511

Total costs and expenses	423,002	360,962	834,632	717,920

Income from operations	31,696	34,401	80,296	74,585

Interest expense, net	495	514	1,010	1,072
Equity income from investments in unconsolidated affiliates	(467)	(353)	(839)	(565)

Income before taxes	31,668	34,240	80,125	74,078
Provision for income taxes	9,402	10,215	24,278	22,445
Net income including noncontrolling interests	$22,266	$24,025	$55,847	$51,633
Less: Net income attributable to noncontrolling interests	1,128	944	2,417	2,087

Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$21,138	$23,081	$53,430	$49,546

Other comprehensive income, net of tax:
Unrealized gain on derivatives, net of tax of $135, $124, $262 and $237, respectively	215	196	416	376
Foreign currency translation adjustment, net of tax of $4 ,$- ,$11 and $-, respectively	12	—	18	—
Total other comprehensive income, net of tax	227	196	434	376
Total comprehensive income	$21,365	$23,277	$53,864	$49,922

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.30	$0.33	$0.76	$0.71

Diluted	$0.30	$0.33	$0.76	$0.70

Weighted-average shares outstanding:
Basic	70,026	69,705	69,933	69,918

Diluted	70,648	70,577	70,588	70,822

Cash dividends declared per share	$0.17	$0.15	$0.34	$0.30

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total

Balance, December 30, 2014	69,628,781	$70	$189,168	$419,436	$(782)	$607,892	$7,064	$614,956

Net income	—	—	—	53,430	—	53,430	2,417	55,847
Other comprehensive income	—	—	—	—	434	434	—	434
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,295)	(2,295)
Dividends declared and paid ($0.17 per share)	—	—	—	(11,896)	—	(11,896)	—	(11,896)
Dividends declared ($0.17 per share)	—	—	—	(11,908)	—	(11,908)	—	(11,908)
Shares issued under stock option plan including tax effects	173,223	—	5,505	—	—	5,505	—	5,505
Repurchase shares of common stock	(88,089)	—	(3,138)	—	—	(3,138)	—	(3,138)
Settlement of restricted stock units	506,980	1	—	—	—	1	—	1
Indirect repurchase of shares for minimum tax withholdings	(172,496)	(1)	(5,890)	—	—	(5,891)	—	(5,891)
Share-based compensation	—	—	10,215	—	—	10,215	—	10,215

Balance, June 30, 2015	70,048,399	$70	$195,860	$449,062	$(348)	$644,644	$7,186	$651,830

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 30, 2015	July 1, 2014
Cash flows from operating activities:
Net income including noncontrolling interests	$55,847	$51,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,151	28,518
Deferred income taxes	(5,205)	(2,979)
Loss on disposition of assets	2,785	2,205
Equity income from investments in unconsolidated affiliates	(839)	(565)
Distributions of income received from investments in unconsolidated affiliates	311	290
Provision for doubtful accounts	(44)	5
Share-based compensation expense	10,215	7,399
Changes in operating working capital:
Receivables	14,184	8,946
Inventories	182	194
Prepaid expenses and other current assets	1,736	1,636
Other assets	(1,853)	(266)
Accounts payable	1,254	(809)
Deferred revenue — gift cards	(32,310)	(26,348)
Accrued wages	4,570	2,080
Excess tax benefits from share-based compensation	(3,037)	(1,765)
Prepaid income taxes and income taxes payable	6,589	8,347
Accrued taxes and licenses	258	(1,334)
Other accrued liabilities	2,202	2,905
Deferred rent	2,087	1,573
Other liabilities	2,740	72

Net cash provided by operating activities	$94,823	$81,737

Cash flows from investing activities:
Capital expenditures — property and equipment	(70,933)	(53,971)
Proceeds from sale of property and equipment, including insurance proceeds	9	1,193

Net cash used in investing activities	$(70,924)	$(52,778)

Cash flows from financing activities:
Repurchase of shares of common stock	(3,138)	(31,760)
Distributions to noncontrolling interests	(2,295)	(2,186)
Excess tax benefits from share-based compensation	3,037	1,765
Proceeds from (repayments of) stock option and other deposits, net	849	(506)
Indirect repurchase of shares for minimum tax withholdings	(5,890)	(4,768)
Principal payments on long-term debt and capital lease obligations	(63)	(360)
Proceeds from exercise of stock options	2,691	1,916
Dividends paid	(34,247)	(10,473)

Net cash used in financing activities	$(39,056)	$(46,372)

Net decrease in cash and cash equivalents	(15,157)	(17,413)
Cash and cash equivalents — beginning of period	86,122	94,874
Cash and cash equivalents — end of period	$70,965	$77,461

Supplemental disclosures of cash flow information:
Interest, net of amounts capitalized	$1,159	$1,200
Income taxes paid	$22,893	$17,077
Capital expenditures included in current liabilities	$5,006	$4,756
Receivable from minority interest in joint venture	$—	$730

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  (“TRI”), our wholly-owned subsidiaries and subsidiaries in which we own more than a 50 percent interest (collectively the “Company,” “we,” “our” and/or “us”) as of June 30, 2015 and December 30, 2014 and for the 13 and 26 weeks ended June 30, 2015 and July 1, 2014.  Our wholly-owned subsidiaries include: Texas Roadhouse Holdings LLC (“Holdings”), Texas Roadhouse Development Corporation (“TRDC”), Texas Roadhouse Management Corporation (“Management Corp.”) and Strategic Restaurant Concepts, LLC (“Strategic Concepts”).  TRI and our subsidiaries operate restaurants primarily under the Texas Roadhouse name. Holdings also provides supervisory and administrative services for certain other franchise Texas Roadhouse restaurants. TRDC sells franchise rights and collects the franchise royalties and fees.  Management Corp. provides management services to the Company and certain other franchise Texas Roadhouse restaurants.  All significant balances and transactions between the consolidated entities have been eliminated.

As of June 30, 2015, we owned and operated 384 restaurants and franchised an additional 80 restaurants in 49 states and four foreign countries.  Of the 384 company-owned restaurants that were operating at June 30, 2015, 368 were wholly-owned and 16 were majority-owned.

As of July 1, 2014, we owned and operated 358 restaurants and franchised an additional 75 restaurants in 49 states and three foreign countries.  Of the 358 company-owned restaurants that were operating at July 1, 2014, 343 were wholly-owned and 15 were majority-owned.

As of June 30, 2015 and July 1, 2014, we owned 5.0% to 10.0% equity interests in 24 and 23 franchise restaurants, respectively.  While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and cash flows.  Additionally, as of June 30, 2015 and July 1, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Operating results for the 13 and 26 weeks ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 29, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2014.

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

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting primarily RSUs as a form of share-based compensation rather than stock option grants.  An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement.

The following table summarizes the share-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014

Labor expense	$1,035	$1,402	$2,550	$2,770
General and administrative expense	4,276	2,376	7,665	4,629
Total share-based compensation expense	$5,311	$3,778	$10,215	$7,399

Share-based compensation activity by type of grant as of June 30, 2015 and changes during the 26 weeks then ended are presented below.

Summary Details for RSUs

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 30, 2014	978,124	$22.52
Granted	538,568	35.30
Forfeited	(21,910)	26.43
Vested	(506,980)	19.79
Outstanding at June 30, 2015	987,802	$30.80	1.4	$36,973

As of June 30, 2015, with respect to unvested RSUs, there was $21.6 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.4 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 13 weeks ended June 30, 2015 and July 1, 2014 was $4.0 million and $2.7 million, respectively.  For the 26 weeks ended June 30, 2015 and July 1, 2014, the total intrinsic value of RSUs vested was $17.4 million and $14.2 million, respectively.

Summary Details for PSUs

In 2015, we granted PSUs to two of our executives subject to a one-year vesting and the achievement of earnings targets.  The number of units which vest at the end of the one-year vesting period is based on performance against the earnings targets.  Share-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs meeting the performance criteria will vest as of the end of our fiscal year.  The distribution of vested performance stock units as common stock will occur in the first quarter of 2016.

We granted 115,000 PSUs with a grant date fair value per share of $34.77.  As of June 30, 2015, with respect to unvested PSUs, there was $2.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.5 years.

Summary Details for Share Options

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 30, 2014	636,930	$14.20
Granted	—	—
Forfeited	—	—
Exercised	(173,223)	15.54
Outstanding at June 30, 2015	463,707	$13.69	1.6	$11,007

Exercisable at June 30, 2015	463,707	$13.69	1.6	$11,007

The total intrinsic value of options exercised during the 13 weeks ended June 30, 2015 and July 1, 2014 was $1.3 million and $0.8 million, respectively.  For the 26 weeks ended June 30, 2015 and July 1, 2014, the total intrinsic value of options exercised was $3.6 million and $2.3 million, respectively.  No stock options vested during the 13 or 26 weeks ended June 30, 2015 or July 1, 2014.

(3)   Long-term Debt

Long-term debt consisted of the following:

	June 30, 2015	December 30, 2014
Installment loan, due 2020	$759	$822
Revolver	50,000	50,000
	50,759	50,822
Less current maturities	136	129
	$50,623	$50,693

The interest rate for our installment loan outstanding at both June 30, 2015 and December 30, 2014 was 10.46%.  The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at both June 30, 2015 and December 30, 2014 was 3.96%, including the impact of interest rate swaps. At June 30, 2015, we had $50.0 million outstanding under the revolving credit facility and $144.2 million of availability, net of $5.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 30, 2015.

(4)   Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 26 weeks ended June 30, 2015 and July 1, 2014 is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014

Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.5	3.5	3.5
FICA tip tax credit	(7.3)	(6.5)	(7.1)	(5.9)
Work opportunity tax credit	(0.7)	(0.7)	(0.7)	(0.6)
Incentive stock options	(0.2)	(0.1)	(0.2)	(0.1)
Nondeductible officer compensation	0.1	0.3	0.1	0.3
Net income attributable to noncontrolling interests	(1.2)	(0.9)	(1.0)	(0.9)
Other	0.5	(0.8)	0.7	(1.0)

Total	29.7%	29.8%	30.3%	30.3%

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

Interest Rate Swaps

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR for a term ending on November 7, 2015, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR for a term ending on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

We entered into the above interest rate swaps with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swaps will be reported as a component of accumulated other comprehensive income or loss (“AOCI”).  Additionally, amounts related to the yield adjustment of the hedged interest payments are subsequently reclassified into interest expense in the same period during which the related interest affects earnings.  We will reclassify any gain or loss from AOCI, net of tax, in our unaudited condensed consolidated balance sheet to interest expense in our unaudited condensed consolidated statement of income and comprehensive income when an interest rate swap expires or at the time we choose to terminate a swap.  See note 10 for fair value discussion of these interest rate swaps.

The following table summarizes the fair value and presentation in the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	June 30, 2015	December 30, 2014	June 30, 2015	December 30, 2014

Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$697	$1,375

Total Derivative Contracts		$—	$—	$697	$1,375

(1)                            The derivative liabilities are included in other accrued liabilities on the unaudited condensed consolidated balance sheets.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 and 26 weeks ended June 30, 2015 and July 1, 2014:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014

Gain recognized in AOCI, net of tax (effective portion)	$215	$196	$416	$376
Loss reclassified from AOCI to income (effective portion)	$367	$383	$736	$740

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 and 26 weeks ended June 30, 2015 and July 1, 2014, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

(6)         Recent Accounting Pronouncements

Revenue Recognition

(Accounting Standards Update 2014-09, “ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015,  the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year) with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial position, results of operations, cash flows and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Going Concern

(Accounting Standards Update 2014-15, “ASU 2014-15”)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 (our 2016 fiscal year) and early adoption is permitted.  We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows upon adoption.

Consolidation

(Accounting Standards Update 2015-02, “ASU 2015-02”)

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted, including adoption in an interim period.  A reporting entity may apply the amendments using a modified retrospective approach or a

full retrospective application.   We have not selected a transition method or determined the effect, if any, of the standard on our consolidated financial position, results of operations or cash flows.

Debt Issuance Costs

(Accounting Standards Update 2015-03, “ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a deduction from the related debt liability.  Amortization of the costs will continue to be reported as interest expense.  ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted.  We do not expect the standard to have a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

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

(7)         Commitments and Contingencies

The estimated cost of completing capital project commitments at June 30, 2015 and December 30, 2014 was approximately $178.7 million and $153.2 million, respectively.

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

As of June 30, 2015 and December 30, 2014, we are contingently liable for $17.6 million and $18.0 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 30, 2015 and December 30, 2014 as the likelihood of default was deemed to be less than probable.

During the 13 and 26 weeks ended June 30, 2015, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We have filed an answer to the complaint, and the case is in discovery.  We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  We cannot estimate the amount or range of loss, if any, associated with this matter.

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including “slip and fall” accidents, employment related claims and claims from guests or employees alleging illness, injury or food quality, health or operational concerns.  In the opinion of management, the ultimate disposition of these matters, most of which are covered by insurance, will not have a material effect on our consolidated financial position, results of operations or cash flows.

(8)   Related Party Transactions

We have 10 franchise restaurants owned in whole or part, by certain of our officers, directors and stockholders of the Company as of June 30, 2015.  These entities paid us fees of approximately $0.5 million and $0.9 million for the 13 and 26 weeks ended June 30, 2015, respectively.  As of July 1, 2014 we had 15 franchise restaurants owned in whole or part, by certain of our officers, directors and stockholders of the Company.  These entities paid us fees of approximately $0.6 million and $1.3 million for the 13 and 26 weeks ended July 1, 2014, respectively.  As disclosed in note 7, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014

Restricted Stock Units	42	—	802	—
Options	—	—	—	—

Total	42	—	802	—

PSUs have been excluded from the diluted earnings per share calculation because the performance-based criteria have not yet been met.

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$21,138	$23,081	$53,430	$49,546

Basic EPS:
Weighted-average common shares outstanding	70,026	69,705	69,933	69,918

Basic EPS	$0.30	$0.33	$0.76	$0.71

Diluted EPS:
Weighted-average common shares outstanding	70,026	69,705	69,933	69,918
Dilutive effect of stock options and restricted stock units	622	872	655	904
Shares — diluted	70,648	70,577	70,588	70,822

Diluted EPS	$0.30	$0.33	$0.76	$0.70

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

There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 30, 2015.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 30, 2015	December 30, 2014

Interest rate swaps	2	$(697)	$(1,375)
Deferred compensation plan - assets	1	16,937	14,963
Deferred compensation plan - liabilities	1	(16,960)	(14,974)

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

At June 30, 2015 and December 30, 2014, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our revolving credit facility at June 30, 2015 and December 30, 2014 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loan is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loan are as follows:

	June 30, 2015		December 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Installment loan — Level 2	$759	$870	$822	$955

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

For both of the 13 and 26 week periods ended June 30, 2015 we paid approximately $3.1 million to repurchase 88,089 shares of our common stock.  As of June 30, 2015, we had approximately $82.3 million remaining under our authorized stock repurchase program.  For the 13 and 26 week periods ended July 1, 2014 we paid approximately $7.6 million and $31.8 million to repurchase 300,000 and 1,260,000 shares of our common stock, respectively.

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

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant company. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 464 restaurants in 49 states and four foreign countries.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 30, 2015, our 464 restaurants included:

• 384 “company restaurants,” of which 368 were wholly-owned and 16 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 384 restaurants we owned and operated as of June 30, 2015, we operated 376 as Texas Roadhouse restaurants and operated six as Bubba’s 33 restaurants.

• 80 “franchise restaurants,” 24 of which we have a 5.0% to 10.0% ownership interest.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as eight additional franchise restaurants in which we have no ownership interest.  All of the franchise restaurants operated as Texas Roadhouse restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined formulas the remaining equity interests in 14 of the 16 majority-owned company restaurants and 67 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 30, 2015 and July 1, 2014 are referred to as Q2 2015 and Q2 2014, respectively.  The 26 weeks ended June 30, 2015 and July 1, 2014 are referred to as 2015 YTD and 2014 YTD, respectively.

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

Our average capital investment for Texas Roadhouse restaurants opened during 2014 was $5.1 million, including pre-opening expenses of $0.7 million and a capitalized rent factor of $1.1 million.  This is higher than our average capital investment in 2013 of $4.2 million, including pre-opening expenses of $0.6 million and a capitalized rent factor of $1.1 million.  The increase in our 2014 average capital investment was primarily due to higher building costs at certain locations, such as Anchorage, Alaska and the New York, New York vicinity, along with higher pre-opening costs due to unexpected delays in restaurant openings throughout the year.  Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location.  We expect our average capital investment for Texas Roadhouse restaurants to be opened during 2015 to be approximately $4.8 million, including pre-opening expenses of $0.6 million and a capitalized rent factor of $1.2 million.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

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

We plan to open approximately 30 company-owned restaurants in 2015 including as many as five Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open as many as four to five Texas Roadhouse restaurants during 2015 including two to three international locations.  In 2015 YTD, we opened 12 company-owned restaurants, including three Bubba’s 33 restaurants.  Additionally, in 2015 YTD, our franchise partners opened one franchise restaurant.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on the long-term success of Texas Roadhouse.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience.  In addition to restaurant margin, as a percentage of restaurant sales, we also focus on restaurant margin dollar growth per store week as a measure of restaurant level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to our quality of food and service.  In order to attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, to focus on speed of service and to increase throughput by adding seats in certain restaurants.

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing, international and operations.  Our goal is to increase general and administrative costs at a slower growth rate than our revenue. Whether we are able to leverage our infrastructure in future years will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On May 21, 2015, our Board of Directors declared a quarterly dividend of $0.17 per share of common stock.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended revolving credit facility and other contractual restrictions or other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  Since then, we have paid $204.2 million through our authorized stock repurchase programs to repurchase 14,496,451 shares of our common stock at an average price per share of $14.09.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of June 30, 2015, $82.3 million remains authorized for stock repurchases.

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

Average Unit Volume.   Average unit volume represents the average quarterly or annual restaurant sales for company-owned Texas Roadhouse restaurants open for a full six months before the beginning of the period measured excluding sales on restaurants closed during the period.  Growth in average unit volumes in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volume less than growth in comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the company average.

Store Weeks.   Store weeks represent the number of weeks that our company restaurants were open during the reporting period.

Restaurant Margin.  Restaurant margin represents restaurant sales less operating costs, including cost of sales, labor, rent and other operating costs.  Depreciation and amortization expense, substantially all of which relates to restaurant-level assets, is excluded from restaurant operating costs and is shown separately as it represents a non-cash charge for the investment in our restaurants.  Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance.  Restaurant margin is not a measurement determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative, to income from operations or other similarly titled measures of other companies.  Restaurant margin, as a percentage of restaurant sales, may fluctuate based on inflationary pressures, commodity costs and wage rates.  As such, we also focus on restaurant margin dollar growth per store week as a measure of restaurant-level profitability as it provides additional insight on operating performance.

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

Franchise Royalties and Fees.   Domestic franchisees typically pay a $40,000 initial franchise fee for each new restaurant. In addition, at each renewal period, we receive a fee equal to the greater of 30% of the then-current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our domestic franchisees. In addition, fees paid to us by our international franchisees are included in franchise royalties and fees. The terms of the international agreements may vary significantly from our domestic agreements.

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

Pre-opening Expenses.   Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses.  On average, over 70% of total pre-opening costs incurred per restaurant opening relate to the hiring and training of employees.  Pre-opening costs vary by location depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants.

Depreciation and Amortization Expenses.   Depreciation and amortization expenses (“D&A”) include the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

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

Equity Income from Unconsolidated Affiliates.   As of  June 30, 2015 and July 1, 2014, we owned a 5.0% to 10.0% equity interest in 24 and 23 franchise restaurants, respectively.  While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows.  Additionally, as of June 30, 2015 and July 1, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at June 30, 2015 included 16 majority-owned restaurants, all of which were open.  Our consolidated subsidiaries at July 1, 2014 included 16 majority-owned restaurants, 15 of which were open.

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

Q2 2015 Financial Highlights

Total revenue increased $59.3 million or 15.0%  to $454.7 million in Q2 2015 compared to $395.4 million in Q2 2014 primarily due to an increase in average unit volume driven by comparable restaurant sales growth along with the opening of new restaurants.  Comparable restaurant sales increased 8.2% at company restaurants in Q2 2015.

Restaurant margin, as percentage of restaurant sales, decreased 193 basis points to 16.2%  in Q2 2015 compared to 18.1% in Q2 2014 primarily due to commodity inflation of approximately 9.4% driven mostly by beef.

Net income decreased $1.9 million or 8.4% to $21.1 million in Q2 2015 compared to $23.1 million in Q2 2014 primarily due to the decrease in restaurant margin partially offset by lower income tax expense.  Diluted earnings per share decreased 8.5% to $0.30 from $0.33 in the prior year.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 30, 2015		July 1, 2014		June 30, 2015		July 1, 2014
($ in thousands)	$	%	$	%	$	%	$	%

Revenue:
Restaurant sales	450,692	99.1	391,819	99.1	906,985	99.1	785,775	99.2
Franchise royalties and fees	4,006	0.9	3,544	0.9	7,943	0.9	6,730	0.8

Total revenue	454,698	100.0	395,363	100.0	914,928	100.0	792,505	100.0

Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	168,077	37.3	137,082	35.0	328,057	36.2	271,894	34.6
Labor	132,084	29.3	115,182	29.4	263,488	29.1	229,854	29.3
Rent	9,138	2.0	8,128	2.1	18,117	2.0	16,170	2.1
Other operating	68,358	15.2	60,362	15.4	137,675	15.2	121,215	15.4
(As a percentage of total revenue)
Pre-opening	4,909	1.1	4,455	1.1	8,727	1.0	8,732	1.1
Depreciation and amortization	16,816	3.7	14,433	3.7	33,151	3.6	28,518	3.6
Impairment and closure	—	NM	9	NM	—	NM	26	NM
General and administrative	23,620	5.2	21,311	5.4	45,417	5.0	41,511	5.2

Total costs and expenses	423,002	93.0	360,962	91.3	834,632	91.2	717,920	90.6
Income from operations	31,696	7.0	34,401	8.7	80,296	8.8	74,585	9.4
Interest expense, net	495	0.1	514	0.1	1,010	0.1	1,072	0.1
Equity income from investments in unconsolidated affiliates	(467)	(0.1)	(353)	(0.1)	(839)	(0.1)	(565)	(0.1)

Income before taxes	31,668	7.0	34,240	8.7	80,125	8.8	74,078	9.3
Provision for income taxes	9,402	2.1	10,215	2.6	24,278	2.7	22,445	2.8
Net income including noncontrolling interests	22,266	4.9	24,025	6.1	55,847	6.1	51,633	6.5
Net income attributable to noncontrolling interests	1,128	0.2	944	0.2	2,417	0.3	2,087	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	21,138	4.6	23,081	5.8	53,430	5.8	49,546	6.3

	13 Weeks Ended				26 Weeks Ended
	June 30, 2015		July 1, 2014		June 30, 2015		July 1, 2014
	$	%	$	%	$	%	$	%
Restaurant margin ($ in thousands)	73,035	16.2	71,065	18.1	159,648	17.6	146,642	18.7

Restaurant margin $/store week	14,804		15,472		16,307		16,084

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 30, 2014	372	79	451
Openings — Texas Roadhouse	8	1	9
Openings — Bubba’s 33	3	—	3
Openings — Other	1	—	1
Closures	—	—	—
Balance at June 30, 2015	384	80	464

Q2 2015 (13 weeks) Compared to Q2 2014 (13 weeks) and 2015 YTD (26 weeks) compared to 2014 YTD (26 weeks)

Restaurant Sales.  Restaurant sales increased by 15.0% in Q2 2015 as compared to Q2 2014 and 15.4% in 2015 YTD compared to 2014 YTD.  The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2015	Q2 2014	YTD 2015	YTD 2014
Company Restaurants
Increase in store weeks	7.4%	9.0%	7.4%	8.7%
Increase in average unit volume	8.2%	2.4%	8.6%	2.3%
Other (1)	(0.6)%	0.9%	(0.6)%	0.4%
Total increase in restaurant sales	15.0%	12.3%	15.4%	11.4%

Store weeks	4,934	4,593	9,790	9,117
Comparable restaurant sales growth	8.2%	2.9%	8.5%	2.9%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	8.2%	2.9%	8.5%	2.9%
Average unit volume (in thousands)	$1,188	$1,098	$2,409	$2,218

Weekly sales by group:
Comparable restaurants (334 and 313 units, respectively)	$91,346	$84,964
Average unit volume restaurants (27 and 20 units, respectively)(2)	$91,468	$77,873
Restaurants less than six months old (15 and 24 units, respectively)	$95,979	$97,734

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

The increase in restaurant sales for Q2 2015 and 2015 YTD was primarily attributable to an increase in average unit volume driven by comparable restaurant sales growth along with an increase in store weeks.  The increase in store weeks for the periods presented above was primarily attributable to the opening of new restaurants.

The increase in average unit volume of 8.2% in Q2 2015 was driven by positive comparable restaurant sales growth of 8.2% which included an increase in our guest traffic counts of approximately 6.5% and an increase in our per person average check of approximately 1.7%.  The increase in average unit volume of 8.6% in 2015 YTD was primarily driven by positive comparable restaurant sales growth of 8.5% which included an increase in our guest traffic counts of approximately 6.7% and an increase in our per person average check of approximately 1.8%.

The increase in average unit volume for Q2 2014 and 2014 YTD was primarily driven by positive comparable restaurant sales growth, partially offset by lower year-over-year sales for newer restaurants included in our average unit volume but excluded from comparable restaurant sales.  Comparable restaurant sales growth of 2.9% in both Q2 2014 and 2014 YTD included an increase in our per person average check of approximately 1.4% and an increase in guest traffic counts of approximately 1.5%.

The increase in our per person average check for the periods presented was primarily driven by menu price increases taken in 2014 and 2013.  In 2014, we increased menu prices approximately 1.8% in late November.  In 2013, we increased menu prices approximately 1.5% in early December.  These menu price increases were taken as a result of inflationary pressures, primarily commodities.

In 2015, we plan to open approximately 30 company-owned restaurants, 12 of which opened in 2015 YTD.  Of the 12 restaurants opened in 2015 YTD, eight operated as Texas Roadhouse restaurants and three operated as Bubba’s 33 restaurants.  While the majority of our restaurant growth in 2015 will be Texas Roadhouse restaurants, we currently expect to open as many as two additional Bubba’s 33 restaurants.  We have either begun construction or have sites under contract for purchase or lease for all of the remaining planned restaurant openings.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.5 million, or by 13.0%, in Q2 2015 from Q2 2014 and increased by $1.2 million, or by 18.0%, in 2015 YTD from 2014 YTD.  This increase was primarily attributable to the opening of new franchise restaurants, an increase in average unit volume, and an increase in royalty rates in conjunction with the renewal of certain franchise agreements.  Franchise comparable restaurant sales increased 6.9% and 7.5% in Q2 2015 and 2015 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2015, we anticipate our franchise partners will open as many as four to five Texas Roadhouse restaurants, including two to three international restaurants.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, increased to 37.3% in Q2 2015 from 35.0% in Q2 2014 and increased to 36.2% in 2015 YTD from 34.6% in 2014 YTD.  These increases were primarily attributable to commodity inflation partially offset by menu pricing actions and the benefit of operating efficiencies at the restaurant level.  Commodity inflation of approximately 9.4% in Q2 2015 and 7.4% in 2015 YTD was driven by higher food costs, primarily beef.

For 2015, we expect commodity inflation of 4.0% to 4.5%, which implies 1.0% to 2.0% inflation for the second half of the year.  Our full year inflation expectation includes the impact of approximately $1.0 million to $2.0 million in cost savings from purchasing initiatives.  In an effort to secure high quality, low cost ingredients used in the products sold in our restaurants, we employ various purchasing and pricing contract techniques.  We may enter into contracts for terms of one year or less that are either fixed price agreements or fixed volume agreements where the price is negotiated with reference to fluctuating market prices.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, decreased to 29.3% in Q2 2015 compared to 29.4% in Q2 2014 and decreased to 29.1% in 2015 YTD compared to 29.3% in 2014 YTD.  These decreases were primarily attributable to an increase in average unit volume and lower costs associated with workers’ compensation insurance, partially offset by higher average wage rates and higher costs associated with health insurance.

Workers’ compensation insurance costs were lower in Q2 2015 and 2015 YTD due to changes in our claims development history included in our quarterly actuarial reserve estimate.  Health insurance costs were higher in Q2 2015 and 2015 YTD due to offering coverage to an expanded population of employees.

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

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, decreased to 2.0% in both Q2 2015 and Q2 2014 compared to 2.1% in Q2 2014 and 2014 YTD.  These decreases were primarily attributable to an increase in average unit volume, partially offset by an increase in rent expense, as a percentage of restaurant sales, related to newer restaurants.

Restaurant Other Operating Expenses.  Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.2% in Q2 2015 and 2015 YTD compared to 15.4% in Q2 2014 and 2014 YTD.  The decrease in Q2 2015 was primarily attributable to an increase in average unit volume, lower costs associated with utilities and lower write-offs associated with the disposal of assets related to restaurant renovations, partially offset by higher repair and maintenance costs.  The decrease in 2015 YTD was primarily attributable to an increase in average unit volume and lower costs associated with utilities and supplies partially offset by higher third party gift card fees.

Utility costs were lower primarily due to lower natural gas rates.  Lower supply costs were primarily driven by purchasing initiatives.  Higher third party gift card fees were primarily due to the continued expansion of our third-party gift card program.

In 2015, we expect continued purchasing initiatives to generate approximately $1.5 million to $2.0 million in cost savings.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $4.9 million in Q2 2015 from $4.5 million in Q2 2014 and remained unchanged at $8.7 million in 2015 YTD compared to 2014 YTD.  The increase in Q2 2015 was primarily due to the number of restaurants opened in Q2 2015 compared to Q2 2014 and the timing of restaurant openings.

In Q2 2015, we opened nine restaurants compared to six restaurants in Q2 2014, while we opened 12 restaurants in both 2015 YTD and 2014 YTD.  Overall, we plan to open approximately 30 company-owned restaurants in 2015 compared to 25 company-owned restaurants in 2014.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, remained unchanged at 3.7% in both Q2 2015 and Q2 2014 and 3.6% in both 2015 YTD and 2014 YTD.  The impact of an increased investment in short-lived assets, such as equipment, and higher depreciation, as a percentage of revenue, at new restaurants was offset by an increase in average unit volume.

In 2015, we expect D&A, as a percentage of revenue, to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2014 and 2015, along with an increase in the level of reinvestment in our existing restaurants.

General and Administrative Expenses.  G&A, as a percentage of total revenue, decreased to 5.2% in Q2 2015 compared to 5.4% in Q2 2014 and decreased to 5.0% in 2015 YTD compared to 5.2% in 2014 YTD.  These decreases were primarily due to an increase in average unit volume and lower costs associated with our annual managing partner conference partially offset by higher share-based compensation costs and higher legal fee expense.  Share-based compensation costs were primarily driven by a higher stock price associated with grants of restricted stock units on January 8, 2015 in conjunction with the execution of certain executive employment contracts and Board of Director agreements at the beginning of 2015.  In Q2 2015 and 2015 YTD, share-based compensation costs were approximately $0.9 million and $1.9 million higher, respectively, compared to Q2 2014 and 2014 YTD.

Interest Expense, Net.  Interest expense remained unchanged at $0.5 million in Q2 2015 and Q2 2014 and remained relatively flat at $1.0 million in 2015 YTD compared to $1.1 million in 2014 YTD.

Income Tax Expense.  Our effective tax rate remained relatively unchanged at 29.7% in Q2 2015 compared to 29.8% in Q2 2014 and remained flat at 30.3% in both 2015 YTD and 2014 YTD.

We expect the tax rate to be 30.0% to 31.0% for fiscal 2015 compared to 30.0% for fiscal 2014.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ended
(in 000’s)	June 30, 2015	July 1, 2014

Net cash provided by operating activities	$94,823	$81,737
Net cash used in investing activities	(70,924)	(52,778)
Net cash used in financing activities	(39,056)	(46,372)

Net decrease in cash and cash equivalents	$(15,157)	$(17,413)

Net cash provided by operating activities was $94.8 million in 2015 YTD compared to $81.7 million in 2014 YTD.  This increase was primarily due to an increase in net income and depreciation and amortization expense along with changes in working capital.  The increase in cash flow from operations was primarily driven by an increase in comparable restaurant sales at existing restaurants and the continued opening of new restaurants partially offset by higher commodity inflation, primarily beef.

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

Net cash used in investing activities was $70.9 million in 2015 YTD compared to $52.8 million in 2014 YTD.  This increase was primarily due to increased spending on capital expenditures related to future planned restaurant openings along with capital expenditures related to the refurbishment of existing restaurants such as remodeling, room additions and other general maintenance.  We opened 12 company restaurants in both 2015 YTD and 2014 YTD.  We plan to open approximately 30 company restaurants in 2015 compared to 25 restaurants in 2014.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 30, 2015, we had developed 128 of the 384 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

(in 000’s)	YTD 2015	YTD 2014
New company restaurants	$49,228	$35,101
Refurbishment of existing restaurants (1)	21,705	18,870
Total capital expenditures	$70,933	$53,971

Restaurant-related repairs and maintenance expense (2)	$9,990	$8,123

(1) Includes minimal capital expenditures related to the support center office.

(2) These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2015, we expect our capital expenditures to be approximately $145.0 million to $155.0 million, the majority of which will relate to our approximately 30 planned restaurant openings.  These amounts exclude any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility.  For 2015, we anticipate net cash provided by operating activities will exceed capital expenditures.  We currently anticipate this excess will be used to pay dividends and/or repurchase common stock, as approved by our Board of Directors, and/or repay borrowings under our amended revolving credit facility.

Net cash used in financing activities was $39.1 million in 2015 YTD as compared to $46.4 million in 2014 YTD.  This decrease was primarily due to a decrease in spending on share repurchases partially offset by higher dividend payments in the first quarter of 2015 due to the timing of the dividend declaration and payment dates and the advanced funding of a dividend payment.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  During 2015 YTD, we repurchased 88,089 shares of our common stock, and we had approximately $82.3 million remaining under our authorized stock repurchase program as of June 30, 2015.

On May 21, 2015, our Board of Directors authorized the payment of a cash dividend of $0.17 per share of common stock.  The payment of this dividend totaling $11.9 million was distributed on July 2, 2015 to shareholders of record at the close of business on June 17, 2015.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of June 30, 2015.

In 2015 YTD, we paid distributions of $2.3 million to equity holders of 16 of our majority-owned company restaurants.  In 2014 YTD, we paid distributions of $2.2 million to equity holders of 15 of our majority-owned company restaurants.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the amended revolving credit facility at both June 30, 2015 and December 30, 2014 was 3.96%, including the impact of interest rate swaps. At June 30, 2015, we had $50.0 million outstanding under the amended revolving credit facility and $144.2 million of availability, net of $5.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of June 30, 2015.

At June 30, 2015, in addition to the amounts outstanding on our amended revolving credit facility, we had one other note payable totaling $0.8 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant. Our total weighted-average effective interest rate at June 30, 2015 was 4.06%, including the impact of interest rate swaps discussed below.

On October 22, 2008, we entered into an interest rate swap, which started on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR for a term ending on November 7, 2015, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount. Our counterparty in this interest rate swap is JPMorgan Chase Bank, N.A.

On January 7, 2009, we entered into another interest rate swap, which started on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility.  Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR for a term ending on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.  Our counterparty in this interest rate swap is JPMorgan Chase Bank, N.A.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 30, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$50,759	$136	$319	$50,304	$—
Interest (1)	2,225	867	1,155	203	—
Operating lease obligations	682,882	36,065	73,839	73,494	499,484
Capital obligations	178,737	178,737	—	—	—
Total contractual obligations	$914,603	$215,805	$75,313	$124,001	$499,484

(1)         Assumes constant rate until maturity for our fixed rate debt. Uses interest rates as of June 30, 2015 for our variable rate debt.  Interest payments on our variable-rate revolving credit facility balance at June 30, 2015 are calculated based on the assumption that debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding until the expiration of the respective swap arrangements.  The interest rates used in determining interest payments to be made under the interest rate swap agreements were determined by taking the applicable fixed rate of each swap plus the 0.875% margin, which was in effect as of June 30, 2015.  Additionally, we have assumed that $50.0 million in revolving credit facility borrowings remain outstanding after the termination of the interest rate swaps and have calculated interest payments using the weighted average interest rate of 1.06%, which was the interest rate associated with our amended revolving credit facility on June 30, 2015.

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

As of June 30, 2015 and December 30, 2014, we are contingently liable for $17.6 million and $18.0 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 30, 2015 and December 30, 2014 as the likelihood of default was deemed to be less than probable.

Recently Issued Accounting Standards

Revenue Recognition

(Accounting Standards Update 2014-09, “ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year) with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial position, results of operations, cash flows and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Going Concern

(Accounting Standards Update 2014-15, “ASU 2014-15”)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 (our 2016 fiscal year) and early adoption is permitted.  We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows upon adoption.

Consolidation

(Accounting Standards Update 2015-02, “ASU 2015-02”)

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period.  A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application.  We have not selected a transition method or determined the effect, if any, of the standard on our consolidated financial position, results of operations or cash flows.

Debt Issuance Costs

(Accounting Standards Update 2015-03, “ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a deduction from the related debt liability.  Amortization of the costs will continue to be reported as interest expense.  ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted.  We do not expect the standard to have a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate (“LIBOR”) plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At June 30, 2015, we had $50.0 million outstanding under the amended revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had one other note payable totaling $0.8 million with a fixed interest rate of 10.46%.

On October 22, 2008, we entered into an interest rate swap, which started on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.83% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR for a term ending on November 7, 2015, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

On January 7, 2009, we entered into another interest rate swap, which started February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility. Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR for a term ending on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

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

We are subject to business risk as our beef supply is highly dependent upon four vendors. If these vendors were unable to fulfill their obligations under their contracts, we may encounter supply shortages, higher costs to secure adequate supplies and a possible loss of sales, any of which would harm our business.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We have filed an answer to the complaint, and the case is in discovery.  We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. We cannot estimate the amount or range of loss, if any, associated with this matter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $82.3 million remained outstanding at June 30, 2015. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended June 30, 2015 in connection with the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 28	2,500	$35.96	2,500	$85,323,252
April 29 to May 26	37,500	$34.87	37,500	$84,016,358
May 27 to June 30	48,089	$36.18	48,089	$82,277,319

Total	88,089		88,089

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

TEXAS ROADHOUSE, INC.

Date: August 7, 2015	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: August 7, 2015	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
President, Chief Financial Officer
(principal financial officer)
(chief accounting officer)