Form 10-Q
period 2015-09-29
Texas Roadhouse, Inc.
filed 2015-11-06
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2015

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

The number of shares of common stock outstanding were 70,144,492 on October 28, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 29, 2015	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$72,616	$86,122
Receivables, net of allowance for doubtful accounts of $51 at September 29, 2015 and $10 at December 30, 2014	22,957	34,023
Inventories, net	13,763	14,256
Prepaid expenses	8,473	10,552
Deferred tax assets, net	3,779	2,773
Total current assets	121,588	147,726
Property and equipment, net of accumulated depreciation of $384,712 at September 29, 2015 and $347,222 at December 30, 2014	723,294	649,637
Goodwill	116,571	116,571
Intangible assets, net	5,171	6,203
Deferred tax assets, net	575	—
Other assets	25,272	23,005
Total assets	$992,471	$943,142
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$20,140	$129
Accounts payable	41,956	43,585
Deferred revenue—gift cards	42,309	79,462
Accrued wages	34,027	30,375
Income taxes payable	7,813	1,583
Accrued taxes and licenses	19,423	17,592
Dividends payable	11,929	10,443
Other accrued liabilities	37,665	32,802
Total current liabilities	215,262	215,971
Long-term debt, excluding current maturities	50,587	50,693
Stock option and other deposits	6,774	6,005
Deferred rent	30,369	26,964
Deferred tax liabilities, net	—	6,004
Other liabilities	23,969	22,549
Total liabilities	326,961	328,186
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 70,180,015 and 69,628,781 shares issued and outstanding at September 29, 2015 and December 30, 2014, respectively)	70	70
Additional paid-in-capital	200,858	189,168
Retained earnings	457,615	419,436
Accumulated other comprehensive loss	(234)	(782)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	658,309	607,892
Noncontrolling interests	7,201	7,064
Total equity	665,510	614,956
Total liabilities and equity	$992,471	$943,142

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Revenue:
Restaurant sales	$433,932	$381,991	$1,340,917	$1,167,766
Franchise royalties and fees	4,157	3,227	12,100	9,957
Total revenue	438,089	385,218	1,353,017	1,177,723
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	156,643	137,658	484,700	409,552
Labor	129,198	112,521	392,686	342,375
Rent	9,325	8,380	27,442	24,550
Other operating	66,848	59,276	204,523	180,491
Pre-opening	5,749	3,945	14,476	12,677
Depreciation and amortization	17,843	15,164	50,994	43,682
Impairment and closure	—	(16)	—	10
General and administrative	21,927	19,469	67,344	60,980
Total costs and expenses	407,533	356,397	1,242,165	1,074,317
Income from operations	30,556	28,821	110,852	103,406
Interest expense, net	470	492	1,480	1,564
Equity income from investments in unconsolidated affiliates	(449)	(410)	(1,288)	(975)
Income before taxes	$30,535	$28,739	$110,660	$102,817
Provision for income taxes	9,141	9,017	33,419	31,462
Net income including noncontrolling interests	$21,394	$19,722	$77,241	$71,355
Less: Net income attributable to noncontrolling interests	912	841	3,329	2,928
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$20,482	$18,881	$73,912	$68,427
Other comprehensive income (expense), net of tax:
Unrealized gain on derivatives, net of tax of $140, $144 , $402 and $381, respectively	223	228	639	604
Foreign currency translation adjustment, net of tax of ($68), ($-), ($57) and ($-), respectively	(109)	—	(91)	—
Total other comprehensive income, net of tax	114	228	548	604
Total comprehensive income	$20,596	$19,109	$74,460	$69,031
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.29	$0.27	$1.06	$0.98
Diluted	$0.29	$0.27	$1.05	$0.97
Weighted average shares outstanding:
Basic	70,117	69,544	69,995	69,793
Diluted	70,735	70,395	70,639	70,639
Cash dividends declared per share	$0.17	$0.15	$0.51	$0.45

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 30, 2014	69,628,781	$70	$189,168	$419,436	$(782)	$607,892	$7,064	$614,956
Net income	—	—	—	73,912	—	73,912	3,329	77,241
Other comprehensive income	—	—	—	—	548	548	—	548
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,192)	(3,192)
Noncontrolling interests liquidation adjustments	—	—	22	—	—	22	—	22
Dividends declared and paid ($0.34 per share)	—	—	—	(23,804)	—	(23,804)	—	(23,804)
Dividends declared ($0.17 per share)	—	—	—	(11,929)	—	(11,929)	—	(11,929)
Shares issued under share-based compensation plans including tax effects	894,884	1	8,183	—	—	8,184	—	8,184
Repurchase of shares of common stock	(132,089)	—	(4,741)	—	—	(4,741)	—	(4,741)
Indirect repurchase of shares for minimum tax withholdings	(211,561)	(1)	(7,423)	—	—	(7,424)	—	(7,424)
Share-based compensation	—	—	15,649	—	—	15,649	—	15,649
Balance, September 29, 2015	70,180,015	$70	$200,858	$457,615	$(234)	$658,309	$7,201	$665,510

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 29, 2015	September 30, 2014
Cash flows from operating activities:
Net income including noncontrolling interests	$77,241	$71,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,994	43,682
Deferred income taxes	(8,189)	(4,311)
Loss on disposition of assets	4,038	3,461
Equity income from investments in unconsolidated affiliates	(1,288)	(975)
Distributions of income received from investments in unconsolidated affiliates	414	424
Provision for doubtful accounts	(41)	9
Share-based compensation expense	15,649	10,937
Changes in operating working capital:
Receivables	11,106	9,924
Inventories	493	(39)
Prepaid expenses	2,079	2,150
Other assets	(1,519)	(891)
Accounts payable	(2,115)	(3,499)
Deferred revenue—gift cards	(37,153)	(30,013)
Accrued wages	3,652	1,554
Excess tax benefits from share-based compensation	(4,253)	(2,236)
Prepaid income taxes and income taxes payable	10,482	7,114
Accrued taxes and licenses	1,831	450
Other accrued liabilities	1,886	4,770
Deferred rent	3,405	2,361
Other liabilities	2,796	1,078
Net cash provided by operating activities	131,508	117,305
Cash flows from investing activities:
Capital expenditures—property and equipment	(125,100)	(89,645)
Proceeds from sale of property and equipment, including insurance proceeds	272	1,197
Net cash used in investing activities	(124,828)	(88,448)
Cash flows from financing activities:
Proceeds from revolving credit facility	20,000	—
Repurchase of shares of common stock	(4,741)	(39,966)
Proceeds from noncontrolling interest contributions and other	—	487
Distributions to noncontrolling interest holders	(3,192)	(3,064)
Excess tax benefits from share-based compensation	4,253	2,236
Proceeds from (repayments of) stock option and other deposits, net	1,069	(382)
Indirect repurchase of shares for minimum tax withholdings	(7,424)	(5,638)
Principal payments on long-term debt and capital lease obligations	(95)	(380)
Proceeds from exercise of stock options	4,191	3,206
Dividends paid to shareholders	(34,247)	(20,923)
Net cash used in financing activities	(20,186)	(64,424)
Net decrease in cash and cash equivalents	(13,506)	(35,567)
Cash and cash equivalents—beginning of year	86,122	94,874
Cash and cash equivalents—end of year	$72,616	$59,307
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,744	$1,774
Income taxes paid	$31,122	$28,659
Capital expenditures included in current liabilities	$3,944	$4,090
Receivable from minority interest in joint venture	$—	$243

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we own more than a 50 percent interest (collectively the "Company," "we," "our" and/or "us") as of September 29, 2015 and December 30, 2014 and for the 13 and 39 weeks ended September 29, 2015 and September 30, 2014. All significant balances and transactions between the consolidated entities have been eliminated.

As of September 29, 2015, we owned and operated 394 restaurants and franchised an additional 81 restaurants in 49 states and four foreign countries.  Of the 394 company-owned restaurants that were operating at September 29, 2015, 378 were wholly-owned and 16 were majority-owned.

As of September 30, 2014, we owned and operated 361 restaurants and franchised an additional 75 restaurants in 49 states and three foreign countries.  Of the 361 company-owned restaurants that were operating at September 30, 2014, 345 were wholly-owned and 16 were majority-owned.

As of September 29, 2015 and September 30, 2014, we owned 5.0% to 10.0% equity interests in 24 and 23 franchise restaurants, respectively.  While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and cash flows.  Additionally, as of September 29, 2015 and September 30, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants have been eliminated.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, and income taxes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 and 39 weeks ended September 29, 2015 are not necessarily indicative of the results that may be expected for the year ending December 29, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2014.

Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements to conform to current year presentation.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2)   Share-based Compensation

On May 16, 2013, our stockholders approved the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (the "Plan").  The Plan provides for the granting of incentive and non-qualified stock options to purchase shares of common stock, stock appreciation rights, and full value awards, including restricted stock, restricted stock units ("RSUs"), deferred stock units, performance stock and performance stock units ("PSUs").  As a result of the approval of the Plan, no future awards will be made under the Texas Roadhouse, Inc. 2004 Equity Incentive Plan.

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

The following table summarizes the share-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Labor expense	$1,387	$1,282	$3,937	$4,052
General and administrative expense	4,047	2,256	11,712	6,885
Total share-based compensation expense	$5,434	$3,538	$15,649	$10,937

Share-based compensation activity by type of grant as of September 29, 2015 and changes during the 39 weeks then ended are presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 30, 2014	978,124	$22.52
Granted	648,152	35.86
Forfeited	(30,292)	27.30
Vested	(622,290)	20.69
Outstanding at September 29, 2015	973,694	$32.42	1.3	$36,105

As of September 29, 2015, with respect to unvested RSUs, there was $19.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 13 weeks ended September 29, 2015 and September 30, 2014 was $4.4 million and $3.1 million, respectively.  For the 39 weeks ended September 29, 2015 and September 30, 2014, the total intrinsic value of RSUs vested was $21.9 million and $17.3 million, respectively.

Summary Details for PSUs

In 2015, we granted PSUs to two of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs meeting the performance criteria will vest as of the end of our fiscal year.  The distribution of vested performance stock units as common stock will occur in the first quarter of 2016.

We granted 115,000 PSUs with a grant date fair value per share of $34.77.  As of September 29, 2015, with respect to unvested PSUs, there was $1.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.3 years.

Summary Details for Stock Options

		Weighted-	Weighted-Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 30, 2014	636,930	$14.20
Granted	—	—
Forfeited	(2,286)	17.94
Exercised	(272,594)	15.38
Outstanding at September 29, 2015	362,050	$13.28	1.4	$8,616
Exercisable at September 29, 2015	362,050	$13.28	1.4	$8,616

The total intrinsic value of options exercised during the 13 weeks ended September 29, 2015 and September 30, 2014 was $2.3 million and $1.3 million, respectively. For the 39 weeks ended September 29, 2015 and September 30, 2014, the total intrinsic value of options exercised was $5.9 million and $3.6 million, respectively.  No stock options vested during the 13 or 39 weeks ended September 29, 2015 or September 30, 2014.

(3)   Long-term Debt

Long-term debt consisted of the following:

	September 29,	December 30,
	2015	2014
Installment loans, due 2015 - 2020	$727	$822
Revolver	70,000	50,000
	70,727	50,822
Less current maturities	20,140	129
	$50,587	$50,693

The interest rate for our installment loan outstanding at both September 29, 2015 and December 30, 2014 was 10.46%.  The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the revolving credit facility at September 29, 2015 and December 30, 2014 was 3.13% and 3.96%, respectively, including the impact of interest rate swaps. At September 29, 2015, we had $70.0 million outstanding under the revolving credit facility and $124.2 million of availability, net of $5.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 29, 2015.

(4)     Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 39 weeks ended September 29, 2015 and September 30, 2014 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.5	3.5	3.5
FICA tip tax credit	(7.9)	(6.2)	(7.3)	(6.8)
Work opportunity tax credit	—	(0.3)	(0.5)	(0.7)
Incentive stock options	(0.3)	(0.2)	(0.2)	(0.1)
Nondeductible officer compensation	0.1	0.3	0.1	0.3
Net income attributable to noncontrolling interests	(0.9)	(0.9)	(1.0)	(0.9)
Other	0.4	0.2	0.6	0.3
Total	29.9%	31.4%	30.2%	30.6%

(5)Derivative and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815").  We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates.  By using these instruments, we expose ourselves, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We attempt to minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  Our counterparty in the interest rate swaps is JPMorgan Chase Bank, N.A.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  We attempt to minimize market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

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

The following table summarizes the fair value and presentation in the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under FASB ASC 815:

		Derivative Assets		Derivative Liabilities
	Balance Sheet	September 29,	December 30,	September 29,	December 30,
	Location	2015	2014	2015	2014
Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$334	$1,375
Total Derivative Contracts		$—	$—	$334	$1,375

(1) As of September 29, 2015, derivative liabilities are included in other accrued liabilities on the balance sheet.  As of December 30, 2014, the current portion of derivative liabilities is included in other accrued liabilities and the long-term portion is included in other liabilities.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 and 39 weeks ended September 29, 2015 and September 30, 2014:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Gain recognized in AOCI, net of tax (effective portion)	$223	$228	$639	$604
Loss reclassified from AOCI to income (effective portion)	$370	$370	$1,107	$1,110

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 and 39 weeks ended September 29, 2015 and September 30, 2014, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

(6)Recent Accounting Pronouncements

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

Going Concern

(Accounting Standards Update 2014-15, “ASU 2014-15”)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 (our 2016 fiscal year) and early adoption is permitted.  We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows upon adoption.

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

Software Licenses

(Accounting Standards Update 2015-05, "ASU 2015-05")

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

Inventory

(Accounting Standards Update 2015-11, "ASU 2015-11")

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 (our 2017 fiscal year).  We do not expect the standard to have a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

(7)Commitments and Contingencies

The estimated cost of completing capital project commitments at September 29, 2015 and December 30, 2014 was approximately $146.9 million and $153.2 million, respectively.

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

As of September 29, 2015 and December 30, 2014, we are contingently liable for $17.4 million and $18.0 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 29, 2015 and December 30, 2014 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 39 weeks ended September 29, 2015, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We have filed an answer to the complaint, and the case is in discovery.  We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  We cannot estimate the amount or range of loss, if any, associated with this matter.

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

(8)   Related Party Transactions

We have 10 franchise restaurants owned in whole or part, by certain of our officers, directors and 5% stockholders of the Company as of September 29, 2015. These entities paid us fees of approximately $0.4 million and $1.4 million for the 13 and 39 weeks ended September 29, 2015, respectively.  As of September 30, 2014 we had 15 franchise restaurants owned in whole or part, by certain of our officers, directors and 5% stockholders of the Company.  These entities paid us fees of approximately $0.6 million and $1.9 million for the 13 and 39 weeks ended September 30, 2014, respectively. As disclosed in note 7, we are contingently liable on leases which are related to three of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Nonvested stock	61	—	5,330	—
Options	—	—	—	—
Total	61	—	5,330	—

PSUs have been excluded from the diluted earnings per share calculation because the performance-based criteria have not yet been met.

The following table sets forth the calculation of weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$20,482	$18,881	$73,912	$68,427
Basic EPS:
Weighted-average common shares outstanding	70,117	69,544	69,995	69,793
Basic EPS	$0.29	$0.27	$1.06	$0.98
Diluted EPS:
Weighted-average common shares outstanding	70,117	69,544	69,995	69,793
Dilutive effect of stock options and nonvested stock	618	851	644	846
Shares-diluted	70,735	70,395	70,639	70,639
Diluted EPS	$0.29	$0.27	$1.05	$0.97

(10)  Fair Value Measurements

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

Level 1Inputs based on quoted prices in active markets for identical assets.

Level 2Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.

Level 3Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 29, 2015.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 29, 2015	December 30, 2014
Interest rate swaps	2	$(334)	$(1,375)
Deferred compensation plan—assets	1	16,655	14,963
Deferred compensation plan—liabilities	1	(16,688)	(14,974)

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

At September 29, 2015 and December 30, 2014, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our revolving credit facility at September 29, 2015 and December 30, 2014 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loan is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loan are as follows:

	September 29, 2015		December 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Installment loan—Level 2	$727	$870	$822	$955

(11)  Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss for the 39 weeks ended September 29, 2015 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 30, 2014	$(844)	$62	$(782)
Other comprehensive loss before reclassifications	(66)	(148)	(214)
Reclassification adjustments to income (1)	1,107	—	1,107
Income taxes	(402)	57	(345)
Balance as of September 29, 2015	$(205)	$(29)	$(234)

(1) For further discussion of amounts reclassified to income, see note 5.

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

For the 13 and 39 week periods ended September 29, 2015 we paid approximately $1.6 million and $4.7 million to repurchase 44,000 and 132,089 shares of our common stock, respectively. As of September 29, 2015, we had approximately $80.7 million remaining under our authorized stock repurchase program. For the 13 and 39 week periods ended September 30, 2014 we paid approximately $8.2 million and $40.0 million to repurchase 315,000 and 1,575,000 shares of our common stock, respectively.

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

OVERVIEW

Texas Roadhouse is a growing, moderately priced, full-service restaurant company. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse in Clarksville, Indiana.  Since then, we have grown to 475 restaurants in 49 states and four foreign countries.  Our mission statement is “Legendary Food, Legendary Service®.” Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 29, 2015, our 475 restaurants included:

•

394 “company restaurants,” of which 378 were wholly-owned and 16 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled “Net income attributable to noncontrolling interests” in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 394 restaurants we owned and operated as of September 29, 2015, we operated 385 as Texas Roadhouse restaurants and operated seven as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment, under the name Jaggers.

•

81 “franchise restaurants,” of which we have a 5.0% to 10.0% ownership interest in 24 of the restaurants.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled “Equity income from investments in unconsolidated affiliates” in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as eight additional franchise restaurants in which we have no ownership interest.  All of the franchise restaurants operated as Texas Roadhouse restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined formulas the remaining equity interests in 14 of the 16 majority-owned company restaurants and 68 of the franchise restaurants.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 29, 2015 and September 30, 2014 are referred to as Q3 2015 and Q3 2014, respectively.  The 39 weeks ended September 29, 2015 and September 30, 2014 are referred to as 2015 YTD and 2014 YTD, respectively.

Long-term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop Texas Roadhouse and Bubba’s 33 restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on mid-sized markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base.  Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

Our average capital investment for Texas Roadhouse restaurants opened during 2014 was $5.1 million, including pre-opening expenses of $0.7 million and a capitalized rent factor of $1.1 million.  This is higher than our average capital investment in 2013 of $4.2 million, including pre-opening expenses of $0.6 million and a capitalized rent factor of $1.1 million.  The increase in our 2014 average capital investment was primarily due to higher building costs at certain locations, such as Anchorage, Alaska and the New York, New York vicinity, along with higher pre-opening costs due to unexpected delays in restaurant openings throughout the year.  Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location.  We expect our average capital investment for Texas Roadhouse restaurants to be opened during 2015 to be approximately $4.7 million, including pre-opening expenses of $0.6 million (which are charged to operations as incurred) and a capitalized rent factor of $1.2 million.  We continue to focus on driving sales and managing restaurant development costs in order to maintain and/or further increase our restaurant development in the future.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions.  In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a ten year period.  We currently have seven restaurants open in the Middle East.  In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in the Philippines and Taiwan.  We currently have two restaurants open in Taiwan.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for minority ownership in four non-Texas Roadhouse restaurants, all of which are currently open.  We continue to explore opportunities in other countries for international expansion. We may also look to acquire domestic franchise restaurants under terms favorable to us and our stockholders. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts.

We plan to open approximately 30 company-owned restaurants in 2015 including four Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open as many as three Texas Roadhouse restaurants during 2015 including one international location.  In 2015 YTD, we opened 22 company-owned restaurants, including four Bubba’s 33 restaurants.  Additionally, in 2015 YTD, our franchise partners opened two franchise restaurants.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain and/or improve restaurant-level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on the long-term success of Texas Roadhouse.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience.  In addition to restaurant margin, as a percentage of restaurant sales, we also focus on restaurant margin dollar growth per store week as a measure of restaurant-level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to our quality of food and service.  In order to attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, to focus on speed of service and to increase throughput by adding seats in certain restaurants.

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

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On August 20, 2015, our Board of Directors declared a quarterly dividend of $0.17 per share of common stock.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended revolving credit facility and other contractual restrictions or other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  Since then, we have paid $205.8 million through our authorized stock repurchase programs to repurchase 14,540,451 shares of our common stock at an average price per share of $14.15 through September 29, 2015.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of September 29, 2015, $80.7 million remains authorized for stock repurchases.

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

Comparable Restaurant Sales Growth.   Comparable restaurant sales growth reflects the change in sales for company-owned restaurants over the same period in prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the current interim period excluding sales from restaurants closed during the period. Comparable restaurant sales growth can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

Average Unit Volume.   Average unit volume represents the average quarterly or annual restaurant sales for company-owned Texas Roadhouse restaurants open for a full six months before the beginning of the period measured excluding sales from restaurants closed during the period.  Growth in average unit volume in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volume less than comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the company average.

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

Depreciation and Amortization Expenses.   Depreciation and amortization expenses ("D&A") include the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

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

Equity Income from Unconsolidated Affiliates.   As of September 29, 2015 and September 30, 2014, we owned a 5.0% to 10.0% equity interest in 24 and 23 franchise restaurants, respectively.  While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows.  Additionally, as of September 29, 2015 and September 30, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at September 29, 2015 and September 30, 2014 included 16 majority-owned restaurants, all of which were open.

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

Q3 2015 Financial Highlights

Total revenue increased $52.9 million or 13.7% to $438.1 million in Q3 2015 compared to $385.2 million in Q3 2014 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Comparable restaurant sales increased 6.9% at company restaurants in Q3 2015.

Restaurant margin, as percentage of restaurant sales, decreased 22 basis points to 16.6% in Q3 2015 compared to 16.8% in Q3 2014 primarily due to higher labor costs driven by higher average wage rates and higher costs associated with health insurance.

Net income increased $1.6 million or 8.5% to $20.5 million in Q3 2015 compared to $18.9 million in Q3 2014 primarily due to the increase in restaurant margin partially offset by higher pre-opening and depreciation costs.  Diluted earnings per share increased 8.0% to $0.29 from $0.27 in the prior year.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 29, 2015		September 30, 2014		September 29, 2015		September 30, 2014
	$	%	$	%	$	%	$	%
	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	433,932	99.1	381,991	99.2	1,340,917	99.1	1,167,766	99.2
Franchise royalties and fees	4,157	0.9	3,227	0.8	12,100	0.9	9,957	0.8
Total revenue	438,089	100.0	385,218	100.0	1,353,017	100.0	1,177,723	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	156,643	36.1	137,658	36.0	484,700	36.1	409,552	35.1
Labor	129,198	29.8	112,521	29.5	392,686	29.3	342,375	29.3
Rent	9,325	2.1	8,380	2.2	27,442	2.0	24,550	2.1
Other operating	66,848	15.4	59,276	15.5	204,523	15.3	180,491	15.5
(As a percentage of total revenue)
Pre-opening	5,749	1.3	3,945	1.0	14,476	1.1	12,677	1.1
Depreciation and amortization	17,843	4.1	15,164	3.9	50,994	3.8	43,682	3.7
Impairment and closure	—	NM	(16)	NM	—	NM	10	NM
General and administrative	21,927	5.0	19,469	5.1	67,344	5.0	60,980	5.2
Total costs and expenses	407,533	93.0	356,397	92.5	1,242,165	91.8	1,074,317	91.2
Income from operations	30,556	7.0	28,821	7.5	110,852	8.2	103,406	8.8
Interest expense, net	470	0.1	492	0.1	1,480	0.1	1,564	0.1
Equity income from investments in unconsolidated affiliates	(449)	(0.1)	(410)	(0.1)	(1,288)	(0.1)	(975)	(0.1)
Income before taxes	30,535	7.0	28,739	7.5	110,660	8.2	102,817	8.7
Provision for income taxes	9,141	2.1	9,017	2.3	33,419	2.5	31,462	2.7
Net income including noncontrolling interests	21,394	4.9	19,722	5.1	77,241	5.7	71,355	6.1
Net income attributable to noncontrolling interests	912	0.2	841	0.2	3,329	0.2	2,928	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	20,482	4.7	18,881	4.9	73,912	5.5	68,427	5.8

	13 Weeks Ended				39 Weeks Ended
	September 29, 2015		September 30, 2014		September 29, 2015		September 30, 2014
	$	%	$	%	$	%	$	%
Restaurant margin ($ in thousands)	71,917	16.6	64,156	16.8	231,566	17.3	210,798	18.1

Restaurant margin $/store week	14,258		13,703		15,610		15,276

NM — Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 30, 2014	372	79	451
Texas Roadhouse	17	2	19
Bubba’s 33	4	—	4
Jaggers	1	—	1
Closures	—	—	—
Balance at September 29, 2015	394	81	475

Q3 2015 (13 weeks) Compared to Q3 2014 (13 weeks) and 2015 YTD (39 weeks) compared to 2014 YTD (39 weeks)

Restaurant Sales.  Restaurant sales increased by 13.6% in Q3 2015 as compared to Q3 2014 and 14.8% in 2015 YTD compared to 2014 YTD.  The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2015	Q3 2014	YTD 2015	YTD 2014
Company Restaurants
Increase in store weeks	7.7%	9.0%	7.5%	8.8%
Increase in average unit volume	6.6%	5.7%	8.1%	3.2%
Other(1)	(0.7)%	0.4%	(0.8)%	0.6%
Total increase in restaurant sales	13.6%	15.1%	14.8%	12.6%

Store weeks	5,044	4,682	14,834	13,799
Comparable restaurant sales growth	6.9%	5.9%	8.1%	3.9%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	6.9%	5.9%	8.1%	3.9%
Average unit volume (in thousands)	$1,119	$1,050	$3,531	$3,267

Weekly sales by group:
Comparable restaurants (346 and 320 units, respectively)	$86,331	$80,995
Average unit volume restaurants (22 and 25 units, respectively)(2)	$82,555	$78,542
Restaurants less than six months old (17 and 15 units, respectively)	$92,082	$99,636

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

The increases in restaurant sales for all periods presented were primarily attributable to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.

Comparable restaurant sales growth for all periods presented was due to an increase in our guest traffic counts and an increase in our per person average check as shown in the table below.

	Q3 2015	Q3 2014	YTD 2015	YTD 2014
Guest traffic counts	5.2%	4.4%	6.3%	2.4%
Per person average check	1.7%	1.5%	1.8%	1.5%
Comparable restaurant sales growth	6.9%	5.9%	8.1%	3.9%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q3 2015, Q3 2014 and YTD 2014.

The increase in our per person average check for the periods presented was primarily driven by menu price increases taken in 2014 and 2013.  In 2014, we increased menu prices approximately 1.8% in late November.  In 2013, we increased menu prices approximately 1.5% in early December.  These menu price increases were taken as a result of inflationary pressures, primarily commodities.  We currently plan to take an additional price increase of approximately 1.7% in late November 2015.

In 2015, we plan to open approximately 30 company-owned restaurants, 22 of which opened in 2015 YTD.  Of the 22 restaurants opened in 2015 YTD, 17 operated as Texas Roadhouse restaurants, four operated as Bubba’s 33 restaurants and one operated as a Jaggers restaurant.  We have begun construction for all of the remaining planned restaurant openings.  Additionally, we currently plan to open 25 to 30 company restaurants in 2016, including at least five Bubba's 33 restaurants.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.9 million, or by 28.8%, in Q3 2015 from Q3 2014 and increased by $2.1 million, or by 21.5%, in 2015 YTD from 2014 YTD.  These increases were primarily attributable to the opening of new franchise restaurants, an increase in average unit volume, and an increase in royalty rates in conjunction with the renewal of certain franchise agreements.  Franchise comparable restaurant sales increased 7.7% and 7.4% in Q3 2015 and 2015 YTD, respectively.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2015, we anticipate our franchise partners will open as many as three Texas Roadhouse restaurants, including one international restaurant.  Additionally, we currently anticipate our franchise partners will open as many as six Texas Roadhouse restaurants in 2016.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, increased to 36.1% in Q3 2015 from 36.0% in Q3 2014 and increased to 36.1% in 2015 YTD from 35.1% in 2014 YTD.  These increases were primarily attributable to commodity inflation partially offset by menu pricing actions and the benefit of operating efficiencies at the restaurant level.  Commodity inflation of approximately 3.4% in Q3 2015 and 6.0% in 2015 YTD was driven by higher food costs, primarily beef.

For the remainder of 2015, we have fixed price contracts for approximately one-third of our overall food costs with the remainder subject to floating market prices.  We expect commodity cost inflation of approximately 5.0% for full year 2015.

For 2016, we have fixed price contracts for approximately 50% of our overall food costs with the remainder subject to fluctuating market prices.  We expect low single digit commodity cost deflation in 2016.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.8% in Q3 2015 compared to 29.5% in Q3 2014 and remained flat at 29.3% in 2015 YTD compared to 2014 YTD.  The increase in Q3 2015 was primarily attributable to higher average wage rates and higher costs associated with health insurance partially offset by an increase in average unit volume.  In 2015 YTD, higher average wage rates and higher costs associated with health insurance were offset by an increase in average unit volume.    Health insurance costs were higher in Q3 2015 and 2015 YTD due to offering coverage to an expanded population of employees.

We anticipate our labor costs will be pressured throughout the remainder of 2015 by wage rate inflation of approximately 2.5% to 3.0%, along with higher healthcare costs.  At the beginning of 2015, as required by the Patient Protection and Affordable Care Act of 2010, we further extended our health coverage to a greater number of our hourly employees.  We estimate that this expansion will result in additional health insurance benefit costs of approximately $1.2 million to $1.5 million for the remainder of 2015.  These increases in costs may or may not be offset by additional menu price adjustments and/or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, decreased to 2.1% in Q3 2015 compared to 2.2% in Q3 2014 and decreased to 2.0% in 2015 YTD compared to 2.1% in 2014 YTD.  These decreases were primarily attributable to an increase in average unit volume, partially offset by an increase in rent expense, as a percentage of restaurant sales, related to newer restaurants.

Restaurant Other Operating Expenses.  Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.4% in Q3 2015 compared to 15.5% in Q3 2014 and decreased to 15.3% in 2015 YTD compared to 15.5% in 2014 YTD.  The decrease in Q3 2015 was primarily attributable to an increase in average unit volume and lower costs associated with supplies and utilities partially offset by higher general liability insurance and higher third party gift card fees.  The decrease in 2015 YTD was primarily attributable to an increase in average unit volume and lower costs associated with utilities and supplies partially offset by higher third party gift card fees.

Utility costs were lower primarily due to lower natural gas rates.  Lower supply costs were primarily driven by purchasing initiatives.  Higher general liability insurance was driven by changes in our claims development history included in our quarterly actuarial reserve estimate.  Higher third party gift card fees were primarily due to the continued expansion of our third-party gift card program.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $5.7 million in Q3 2015 from $3.9 million in Q3 2014 and increased to $14.5 million in 2015 YTD compared to $12.7 million in 2014 YTD.  The increases in Q3 2015 and 2015 YTD were primarily due to the number of restaurants opened in Q3 2015 compared to Q3 2014.

In Q3 2015, we opened ten restaurants compared to three restaurants in Q3 2014.  In 2015 YTD, we opened 22 restaurants compared to 15 restaurants in 2014 YTD.  Overall, we plan to open approximately 30 company-owned restaurants in 2015 compared to 25 company-owned restaurants in 2014.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.1% in Q3 2015 compared to 3.9% in Q3 2014 and increased to 3.8% in 2015 YTD compared to 3.7% in 2014 YTD.  These increases were primarily due to increased investment in short-lived assets, such as equipment, and higher depreciation, as a percentage of revenue, at new restaurants, partially offset by an increase in average unit volume.

In 2015, we expect D&A, as a percentage of revenue, to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2014 and 2015, along with an increase in the level of reinvestment in our existing restaurants.

General and Administrative Expenses.  G&A, as a percentage of total revenue, decreased to 5.0% in Q3 2015 compared to 5.1% in Q3 2014 and decreased to 5.0% in 2015 YTD compared to 5.2% in 2014 YTD.  These decreases were primarily due to an increase in average unit volume partially offset by higher share-based compensation.  In Q3 2015 and 2015 YTD, higher share-based compensation costs of $1.0 million and $2.9 million, respectively, were primarily driven by a higher stock price associated with grants of restricted stock units on January 8, 2015 in conjunction with the execution of certain executive employment contracts and Board of Director grant agreements.

Interest Expense, Net.  Interest expense remained unchanged at $0.5 million in Q3 2015 and Q3 2014 and remained relatively flat at $1.5 million in 2015 YTD compared to $1.6 million in 2014 YTD.

Income Tax Expense.  Our effective tax rate decreased to 29.9% in Q3 2015 compared to 31.4% in Q3 2014 and decreased to 30.2% in 2015 YTD compared to 30.6% in 2014 YTD primarily due to the increase in FICA tip credits.

We expect the tax rate to be 30.0% to 30.5% for fiscal 2015 compared to 30.0% for fiscal 2014.  For 2016, we expect the rate to be 30.0% to 31.0% depending on the reinstatement of certain federal tax credits.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
	September 29, 2015	September 30, 2014
Net cash provided by operating activities	$131,508	$117,305
Net cash used in investing activities	(124,828)	(88,448)
Net cash used in financing activities	(20,186)	(64,424)
Net decrease in cash and cash equivalents	$(13,506)	$(35,567)

Net cash provided by operating activities was $131.5 million in 2015 YTD compared to $117.3 million in 2014 YTD.  This increase was primarily due to an increase in net income, depreciation and amortization expense and share-based compensation expense, partially offset by deferred income taxes.  The increase in cash flow from operations was primarily driven by an increase in comparable restaurant sales at existing restaurants and the continued opening of new restaurants partially offset by higher commodity inflation, primarily beef.

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

Net cash used in investing activities was $124.8 million in 2015 YTD compared to $88.4 million in 2014 YTD.  This increase was primarily due to increased spending on capital expenditures related to new restaurant openings along with capital expenditures related to the refurbishment of existing restaurants such as remodeling, room additions and other general maintenance.  We opened 22 company restaurants in 2015 YTD compared to 15 company restaurants in 2014 YTD.  We plan to open approximately 30 company restaurants in 2015 compared to 25 restaurants in 2014.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 29, 2015, we had developed 130 of the 394 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

	YTD 2015	YTD 2014
New company restaurants	$85,555	$58,533
Refurbishment of existing restaurants(1)	39,545	31,112
Total capital expenditures	$125,100	$89,645

Restaurant-related repairs and maintenance expense(2)	$15,349	$12,780

(1)	Includes minimal capital expenditures related to the support center office.
(2)	These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2015, we expect our capital expenditures to be approximately $160.0 million, the majority of which will relate to our approximately 30 planned restaurant openings.  These amounts exclude any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility.  For

2015, we anticipate net cash provided by operating activities will exceed capital expenditures.  We currently anticipate this excess will be used to pay dividends and/or repurchase common stock, as approved by our Board of Directors, and/or repay borrowings under our amended revolving credit facility.

Net cash used in financing activities was $20.2 million in 2015 YTD as compared to $64.4 million in 2014 YTD.  This decrease was primarily due to a decrease in spending on share repurchases and higher borrowings on the amended revolving credit facility partially offset by higher dividend payments in the first quarter of 2015 due to the timing of the dividend declaration and payment dates.  During the fourth quarter of 2015, we intend to repay the $20.0 million we borrowed on our amended revolving credit facility in Q3 2015.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.  During 2015 YTD, we repurchased 132,089 shares of our common stock, and we had approximately $80.7 million remaining under our authorized stock repurchase program as of September 29, 2015.

On August 20, 2015, our Board of Directors authorized the payment of a cash dividend of $0.17 per share of common stock.  The payment of this dividend totaling $11.9 million was distributed on October 2, 2015 to shareholders of record at the close of business on September 16, 2015.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of September 29, 2015.

In 2015 YTD, we paid distributions of $3.2 million to equity holders of 16 of our majority-owned company restaurants.  In 2014 YTD, we paid distributions of $3.1 million to equity holders of 15 of our majority-owned company restaurants.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the amended revolving credit facility at September 29, 2015 and December 30, 2014 was 3.13% and 3.96%, respectively, including the impact of interest rate swaps. At September 29, 2015, we had $70.0 million outstanding under the amended revolving credit facility and $124.2 million of availability, net of $5.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of September 29, 2015.

At September 29, 2015, in addition to the amounts outstanding on our amended revolving credit facility, we had one other note payable totaling $0.7 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant. Our total weighted-average effective interest rate at September 29, 2015 was 3.21%, including the impact of interest rate swaps discussed below.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 29, 2015:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$70,727	$20,140	$327	$50,260	$—
Interest(1)	1,761	525	1,171	65	—
Operating lease obligations	697,671	36,869	75,012	74,422	511,368
Capital obligations	146,946	146,946	—	—	—
Total contractual obligations	$917,105	$204,480	$76,510	$124,747	$511,368

(1)

Uses interest rates as of September 29, 2015 for our variable rate debt.  We have assumed that $20.0 million of our borrowings under our amended revolving credit facility will be repaid during the fourth quarter of 2015.  Additionally, we have assumed that the debt relating to the interest rate swaps covering notional amounts totaling $50.0 million remains outstanding after the termination of the interest rate swaps.  For the remaining term of the interest rate swaps, we calculated interest payments by taking the applicable fixed rate of each interest rate swap plus the 0.875% margin, which was in effect as of September 29, 2015.  After the termination of the interest rate swaps, we calculated interest rate payments using the weighted average interest rate of 1.08%, which was the interest rate associated with our amended revolving credit facility at September 29, 2015.  We assumed a constant rate until maturity for our fixed rate debt.

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

We entered into real estate lease agreements for five franchise locations, listed in the table below, before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease.

	Lease	Initial Lease
	Assignment Date	Term Expiration
Everett, Massachusetts(1)	September 2002	February 2018
Longmont, Colorado(1)	October 2003	May 2019
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota(1)	February 2006	July 2016
Logan, Utah	January 2009	August 2019

(1)	As discussed in note 8, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five-year renewals.

As of September 29, 2015 and December 30, 2014, we are contingently liable for $17.4 million and $18.0 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 29, 2015 and December 30, 2014 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

Recently Issued Accounting Standards

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

Software Licenses

(Accounting Standards Update 2015-05, "ASU 2015-05")

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

Inventory

(Accounting Standards Update 2015-11, "ASU 2015-11")

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 (our 2017 fiscal year).  We do not expect the standard to have a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At September 29, 2015, we had $70.0 million outstanding under the amended revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had one other note payable totaling $0.7 million with a fixed interest rate of 10.46%.  Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.5 million after the impact of interest rate swaps.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on the evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal control

During the period covered by this report, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We have filed an answer to the complaint, and the case is in discovery.  We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. We cannot estimate the amount or range of loss, if any, associated with this matter.

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

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 30, 2014, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 30, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $80.7 million remained outstanding at September 29, 2015. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on its evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended September 29, 2015 in connection with the repurchase program described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
July 1 to July 28	—	$—	—	$82,277,319
July 29 to August 25	9,500	$36.39	9,500	$81,931,837
August 26 to September 29	34,500	$36.46	34,500	$80,674,638

Total	44,000		44,000

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

TEXAS ROADHOUSE, INC.

Date: November 6, 2015	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: November 6, 2015	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
President, Chief Financial Officer
(principal financial officer)
(chief accounting officer)