Form 10-K
period 2015-12-29
Texas Roadhouse, Inc.
filed 2016-02-26
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Texas Roadhouse, Inc.

(Exact name of registrant specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	000‑50972 (Commission File Number)	20‑1083890 (IRS Employer Identification Number)

6040 Dutchmans Lane

Louisville, Kentucky 40205

(Address of principal executive offices) (Zip Code)

(502) 426‑9984

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to the Form 10‑K. ☐  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒.

The aggregate market value of the voting stock held by non‑affiliates of the registrant as of the last day of the second fiscal quarter ended June 30, 2015 was $2,383,696,151 based on the closing stock price of $37.09. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 70,089,368 on February 17, 2016.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 29, 2015, are incorporated by reference into Part III of the Form 10‑K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10‑K.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains statements about future events and expectations that constitute forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward‑looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward‑looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

•	our ability to raise capital in the future;
•	our ability to successfully execute our growth strategy;
•	our ability to successfully open new restaurants, acquire franchise restaurants or execute other strategic transactions;
•	our ability to increase and/or maintain sales and profits at our existing restaurants;
•	our ability to integrate the franchise or other restaurants which we acquire or develop;
•	the continued service of key management personnel;
•	health concerns about our food products;
•	our ability to attract, motivate and retain qualified employees;
•	the impact of federal, state or local government laws and regulations relating to our employees or production and the sale of food and alcoholic beverages;
•	the impact of litigation, including negative publicity;
•	the cost of our principal food products;
•	labor shortages or increased labor costs, such as health care, market wage levels and workers’ compensation insurance costs;
•	inflationary increases in the costs of construction and/or real estate;
•	changes in consumer preferences and demographic trends;
•	the impact of initiatives by competitors and increased competition generally;
•	our ability to successfully expand into new domestic and international markets;
•	risks associated with partnering in markets with franchisees or other investment partners with whom we have no prior history and whose interests may not align with ours;
•	risks associated with developing new restaurant concepts and our ability to open new concepts;
•	security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology systems;
•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;
•	negative publicity regarding food safety, health concerns and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;

•	our franchisees’ adherence to our practices, policies and procedures;
•	potential fluctuation in our quarterly operating results due to seasonality and other factors;
•	supply and delivery shortages or interruptions;
•	our ability to adequately protect our intellectual property;
•	volatility of actuarially determined insurance losses and loss estimates;
•	adoption of new, or changes in existing, accounting policies and practices;
•	adverse weather conditions which impact guest traffic at our restaurants; and
•	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

The words "believe," "may," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "plan," "strive," "goal," "projects," "forecasts," "will" or similar words or, in each case, their negative or other variations or comparable terminology, identify forward‑looking statements. We qualify any forward‑looking statements entirely by these cautionary factors.

Other risks, uncertainties and factors, including those discussed under "Risk Factors," could cause our actual results to differ materially from those projected in any forward‑looking statements we make.

We assume no obligation to publicly update or revise these forward‑looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward‑looking statements, even if new information becomes available in the future.

PART I

ITEM 1—BUSINESS

Texas Roadhouse, Inc. (the "Company") was incorporated under the laws of the state of Delaware in 2004. The principal executive office is located in Louisville, Kentucky.

General Development of Business

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 483 restaurants in 49 states and four foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 29, 2015, we owned and operated 401 restaurants and franchised an additional 82 restaurants.

Financial Information about Operating Segments

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers, and possessing similar pricing structures, resulting in similar long‑term expected financial performance characteristics. Each of our 401 company‑owned restaurants is considered an operating segment.

Narrative Description of Business

Of the 401 restaurants we owned and operated at the end of 2015, we operated 392 as Texas Roadhouse restaurants and seven as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment. In 2016, we plan to open approximately 30 company restaurants.  While the majority of our restaurant growth in 2016 will be Texas Roadhouse restaurants, we currently expect to open approximately seven Bubba’s 33 restaurants.  Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Texas Roadhouse is a moderately priced, full‑service, casual dining restaurant concept offering an assortment of specially seasoned and aged steaks hand‑cut daily on the premises and cooked to order over open grills. In addition to steaks, we also offer our guests a selection of ribs, fish, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. The majority of our entrées include two made‑from‑scratch side items, and we offer all our guests a free unlimited supply of roasted in‑shell peanuts and fresh baked yeast rolls.

Bubba’s 33 is a family-friendly sports restaurant offering an assortment of wings, sandwiches, pizza and burgers including our signature 33% bacon grind patty.  In addition, we also offer our guests a selection of chicken, beef, fish and seafood.  Bubba’s 33 also offers an extensive selection of draft beer.  Our first Bubba’s 33 restaurant opened in May 2013.

The operating strategy that underlies the growth of our concepts is built on the following key components:

•

Offering high quality, freshly prepared food.  We place a great deal of emphasis on providing our guests with high quality, freshly prepared food. At our Texas Roadhouse restaurants, we hand‑cut all but one of our assortment of steaks and make our sides from scratch. At our Bubba’s 33 restaurants, we make our sides and bake our buns from scratch.  As part of our process, we have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, appearance and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands‑on training and education to our kitchen staff for the purpose of promoting consistent adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size.

•

Offering performance‑based manager compensation.  We offer a performance‑based compensation program to our individual restaurant managers and multi‑restaurant operators, who are called "managing partners" and

"market partners," respectively. Each of these partners earns a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre‑tax net income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.

•

Focusing on dinner.  In a high percentage of our restaurants, we limit our operating hours to dinner only during the weekdays with approximately one half of our restaurants offering lunch on Friday. By focusing on dinner, our restaurant teams have to prepare for and manage only one shift per day during the week. We believe this allows our restaurant teams to offer higher quality, more consistent food and service to our guests. In addition, we believe the dinner focus provides a better "quality‑of‑life" for our management teams and, therefore, is a key ingredient in attracting and retaining talented and experienced management personnel. We also focus on keeping our table‑to‑server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner.

•

Offering attractive price points.  We offer our food and beverages at moderate price points that we believe are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. For example, at our Texas Roadhouse restaurants, our steak entrées, which include the choice of two side items, generally range from $9.99 for our 6‑ounce Sirloin to $26.99 for our 23‑ounce Porterhouse T‑Bone. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2015 was $16.31. Per guest average check represents restaurant sales divided by the number of guests served. We consider each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus.  At our Bubba’s 33 restaurants, our entrees range from $7.99 for a turkey burger to $19.99 for our 14-ounce ribeye.

•

Creating a fun and comfortable atmosphere.  We believe the atmosphere we establish in our restaurants is a key component for fostering repeat business. Our Texas Roadhouse restaurants feature a rustic southwestern lodge décor accentuated with hand‑painted murals, neon signs, and southwestern prints, rugs and artifacts. Additionally, we offer jukeboxes, which continuously play upbeat country hits.  Our Bubba’s 33 restaurants feature walls lined with televisions playing sports events and are decorated with sports jerseys, neon signs and other local flair.

Unit Prototype and Economics

We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant‑level returns over time. Our current prototypical Texas Roadhouse restaurants consist of a freestanding building with approximately 6,700 to 7,500 square feet of space constructed on sites of approximately 1.7 to 2.0 acres or retail pad sites, with seating of approximately 57 to 68 tables for a total of 245 to 329 guests, including 15 bar seats, and parking for approximately 160 vehicles either on‑site or in combination with some form of off‑site cross parking arrangement. Our current prototypes are adaptable to in‑line and end‑cap locations and/or spaces within an enclosed mall or a shopping center.  Our prototypical Bubba’s 33 restaurant remains under development as we continue to open additional restaurants.  We expect most Bubba’s 33 restaurants to range between 7,700 and 8,900 square feet depending on location.

As of December 29, 2015, we leased 271 properties and owned 130 properties. Our 2015 average unit volume for all Texas Roadhouse company restaurants open before July 1, 2014 was $4.7 million. The time required for a new Texas Roadhouse restaurant to reach a steady level of cash flow is approximately three to six months. For 2015, the average capital investment, including pre‑opening costs, for the 24 Texas Roadhouse company restaurants opened during the year was $4.7 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,225,000	$725,000	$2,205,000
Building(2)	1,725,000	1,365,000	2,150,000
Furniture and Equipment	1,100,000	1,010,000	1,165,000
Pre-opening costs	600,000	410,000	1,085,000
Other(3)	50,000	—	440,000
Total	$4,700,000

(1)	Represents the average cost for land acquisitions or 10x’s initial base rent in the event the land is leased.
(2)	Includes site work costs.
(3)	Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

Our average capital investment in 2014 and 2013 was $5.1 million and $4.1 million, respectively. The increase in our 2014 average capital investment was primarily due to higher building costs at certain locations, such as Anchorage, Alaska and the New York, New York vicinity, along with higher pre‑opening costs due to unexpected delays in restaurant openings throughout the year. We expect our average capital investment for Texas Roadhouse restaurants opened in 2016 to be approximately $4.8 million.

For 2015, the average capital investment, including pre-opening costs, for the four Bubba’s 33 company restaurants opened during the year was $6.0 million.  We expect our average capital investment for Bubba’s 33 restaurants opened in 2016 to be approximately $5.7 million to $6.0 million.

 Our capital investment (including cash and non‑cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non‑union), local permitting requirements, our ability to negotiate with landowners and/or landlords, cost of liquor and other licenses and hook‑up fees and geographical location.

Site Selection

We continue to refine our site selection process. In analyzing each prospective site, our real estate team, including our restaurant market partners, devotes significant time and resources to the evaluation of local market demographics, population density, household income levels and site‑specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities, traffic counts and parking. We work actively with real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. We typically require three to six months to locate, approve and control a restaurant site and typically six to 12 additional months to obtain necessary permits. Upon receipt of permits, it requires approximately four to five months to construct, equip and open a restaurant.

Existing Restaurant Locations

As of December 29, 2015, we had 401 company restaurants and 82 franchise restaurants in 49 states and four foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	8	—	8
Alaska	2	—	2
Arizona	15	—	15
Arkansas	3	—	3
California	3	6	9
Colorado	15	1	16
Connecticut	4	—	4
Delaware	2	2	4
Florida	20	4	24
Georgia	5	7	12
Idaho	5	—	5
Illinois	15	—	15
Indiana	17	8	25
Iowa	9	—	9
Kansas	3	1	4
Kentucky	11	2	13
Louisiana	9	1	10
Maine	3	—	3
Maryland	5	6	11
Massachusetts	8	1	9
Michigan	11	3	14
Minnesota	4	—	4
Mississippi	1	—	1
Missouri	11	—	11
Montana	—	1	1
Nebraska	3	1	4
Nevada	1	—	1
New Hampshire	3	—	3
New Jersey	6	—	6
New Mexico	4	—	4
New York	14	—	14
North Carolina	17	—	17
North Dakota	2	1	3
Ohio	26	2	28
Oklahoma	6	—	6
Oregon	2	—	2
Pennsylvania	20	6	26
Rhode Island	3	—	3
South Carolina	2	6	8
South Dakota	2	—	2
Tennessee	11	2	13
Texas	54	5	59
Utah	9	1	10
Vermont	1	—	1
Virginia	12	—	12
Washington	1	—	1
West Virginia	1	2	3
Wisconsin	10	3	13
Wyoming	2	—	2
Total domestic restaurants	401	72	473
United Arab Emirates	—	4	4
Saudi Arabia	—	1	1
Kuwait	—	3	3
Taiwan	—	2	2
Total international restaurants	—	10	10
Total system-wide restaurants	401	82	483

Food

Menu.    Our restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. At Texas Roadhouse restaurants, our dinner entrée prices generally range from $8.99 to $26.99. We offer a broad assortment of specially seasoned and aged steaks, all cooked over open grills and all but one hand‑cut daily on the premises. We also offer our guests a selection of ribs, fish, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include unlimited peanuts, fresh baked yeast rolls and most include the choice of two made‑from‑scratch sides.  Other menu items include specialty appetizers such as the "Cactus Blossom®". We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées served with one side item and a beverage at prices generally between $3.99 and $8.99.  At Bubba’s 33 restaurants, our menu prices, excluding appetizers, generally range from $5.99 to $19.99.  We offer a broad assortment of wings, sandwiches, pizzas and burgers, including our signature 33% bacon grind patty.  In addition, we also offer our guests a selection of chicken, beef, fish and seafood.  Bubba’s 33 also offers an extensive selection of draft beer.  We provide a "12 & Under" menu for children at Bubba’s 33 that includes a selection of items, including a beverage, at prices generally between $3.99 and $5.99.

Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer, major brands of liquor and wine as well as margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages at our Texas Roadhouse restaurants accounted for approximately 11% of restaurant sales in fiscal 2015.

We strive to maintain a consistent menu at our restaurants over time. We continually review our menu to consider enhancements to existing menu items or the introduction of new items. We change our menu only after guest feedback and an extensive study of the operational and economic implications. To maintain our high levels of food quality and service, we generally remove one menu item for every new menu item introduced so as to facilitate our ability to execute high quality meals on a focused range of menu items.

Food Quality and Safety.  We are committed to serving a varied menu of high‑quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to promote consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each Texas Roadhouse restaurant, a trained meat cutter hand cuts our steaks and other restaurant team members prepare our side items and yeast rolls from scratch in the restaurants daily. At both Texas Roadhouse and Bubba’s 33, we assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency, speed and food safety. Additionally, we expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, appearance and presentation.

We employ a team of product coaches whose function is to provide continual, hands‑on training and education to the kitchen staff in our restaurants for the purpose of reinforcing food quality, recipe consistency, food preparation procedures, food safety and sanitation standards, food appearance, freshness and portion size. The team currently consists of over 45 product coaches, supporting substantially all restaurants system‑wide.

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

We perform food safety and sanitation audits on our restaurants each year and these results are reviewed by various members of operations and management. To maximize adherence to food safety protocols, we have incorporated HACCP (Hazard Analysis Critical Control Points) principles and Critical procedures (such as hand washing) in each recipe. In addition, most of our product coaches and food team members have obtained or are in the process of obtaining their Certified Professional—Food Safety designation from the National Environmental Health Association.

Purchasing.  Our purchasing philosophy is designed to supply fresh, quality products to the restaurants at competitive prices while maximizing operating efficiencies. We negotiate directly with suppliers for substantially all food and beverage products to maximize quality and freshness and obtain competitive prices.

Food and supplies are ordered by and shipped directly to the domestic restaurants. Most food products used in the operation of our restaurants are distributed to individual restaurants through an independent national distribution company. We strive to qualify more than one supplier for all key food items and believe that beef of comparable quality as well as all other essential food and beverage products are available, upon short notice, from alternative qualified suppliers.

Service

Service Quality.  We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. We employ a team of service coaches whose function is to provide consistent, hands‑on training and education to our service staff in our restaurants for the purpose of reinforcing service quality and consistency, staff attitude, team work and manage interaction in the dining room.

Guest Satisfaction.  Through the use of guest surveys, our websites, "texasroadhouse.com" and "bubbas33.com", a toll‑free guest response telephone line, social media, and personal interaction in the restaurant, we receive valuable feedback from guests. Additionally, we employ an outside service to administer a "Secret Shopper" program whereby trained individuals periodically dine and comprehensively evaluate the guest experience at each of our domestic restaurants. Particular attention is given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. The resulting reports are used for follow up training and providing feedback to both staff and management. We continue to evaluate and implement processes relating to guest satisfaction, including reducing guest wait times and improving host interaction with the guest.

Atmosphere.  The atmosphere of our restaurants is intended to appeal to broad segments of the population including children, families, couples, adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere, featuring an exterior of rough‑hewn cedar siding and corrugated metal. The interiors feature pine floors and stained concrete and are decorated with hand‑painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display‑baking area, where our fresh baked yeast rolls are prepared, and a meat cooler displaying fresh cut steaks. Guests may wait for seating in either a spacious, comfortable waiting area or a southwestern style bar. While waiting for a table, guests can enjoy complimentary roasted in‑shell peanuts and upon being seated at a table, guests can enjoy fresh baked yeast rolls along with roasted in‑shell peanuts.  Our Bubba’s 33 restaurants feature walls lined with televisions playing a variety of sports events and are decorated with sports jerseys, neon signs and other local flair.

People

Management Personnel.  Each of our restaurants is generally staffed with one managing partner, one kitchen manager, one service manager and one or more additional assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day‑to‑day operations of the entire restaurant.  Kitchen managers have primary responsibility for managing operations relating to our food preparation and food quality, and service managers have primary responsibility for managing our service quality and guest experiences.  The assistant managers support our kitchen and service managers; these managers are collectively responsible for the operations of the restaurant in the absence of a managing partner.  All managers are responsible for maintaining our standards of quality and performance. We use market partners to oversee the operation of our restaurants. Generally, each market partner oversees up to 10 to 15 managing partners and their respective management teams. Market partners also assist with our site selection process and recruitment of new management teams. Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies and standards of quality. To further facilitate adherence to our standards of quality and to maximize uniform execution throughout the system, we employ product coaches and service coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food and service quality. The attentive service and high quality food, which results from each restaurant having a managing partner, at least two to three managers and the hands‑on assistance of a product coach and a service coach, are critical to our success.

Training and Development.  All restaurant employees are required to complete varying degrees of training before and during employment. Our comprehensive training program emphasizes our operating strategy, procedures and standards and is conducted individually at our restaurants and in groups in Louisville, Kentucky.

Our managing and market partners are generally required to have significant experience in the full‑service restaurant industry and are generally hired at a minimum of nine to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management team members are required to complete an extensive training program of up to 20 weeks, which includes training for every position in the restaurant. Trainees are validated at pre‑determined points during their training by the market partner, product coach and service coach.

A number of our restaurants have been certified as training centers by our training department. This certification confirms that the training center adheres to established operating procedures and guidelines. Additionally, most restaurants are staffed with training coordinators responsible for ongoing daily training needs.

For new restaurant openings, a full team of designated trainers, each specializing in a specific restaurant position, is deployed to the restaurant at least 10 days before opening. Formal employee training begins seven days before opening and follows a uniform, comprehensive training course as directed by a service coach.

Marketing

Our marketing strategy aims to promote our brands while retaining a localized focus. We strive to increase comparable restaurant sales by increasing the frequency of visits by our current guests and attracting new guests to our restaurants and also by communicating and promoting our brands’ food quality, the guest experience and value. We accomplish these objectives through three major initiatives.

Local Restaurant Area Marketing.  Given our strategy to be a neighborhood destination, local restaurant area marketing is integral in developing brand awareness in each market. Managing partners are encouraged to participate in creative community‑based marketing. We also engage in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs. We employ marketing coordinators at the restaurant and market level to develop and execute the majority of the local marketing strategies.

In‑restaurant Marketing.  A significant portion of our marketing fund is spent communicating with our guests inside our restaurants through point of purchase materials. We believe special promotions such as Valentine’s Day and Mother’s Day drive notable repeat business. Our eight‑week holiday gift card campaign is one of our most impactful promotions.

Advertising.  Our restaurants do not rely on national advertising to promote the brand. Earned media on a local level is a critical part of our strategy that features our product and people. Our restaurants use a permission‑based email loyalty program, as well as social media, to promote the brand and engage with our guests. Our approach to media aligns with our focus on local store marketing and community involvement.

Restaurant Franchise Arrangements

Franchise Restaurants.  As of December 29, 2015, we had 22 franchisees that operated 82 Texas Roadhouse restaurants in 23 states and four foreign countries. Domestically, franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States.  We are currently not accepting new Texas Roadhouse franchisees.  Approximately 75% of our franchise restaurants are operated by 10 franchisees and no franchisee operates more than 14 restaurants.

Our standard domestic franchise agreement has a term of 10 years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of domestic franchise agreement requires the franchisee to pay a royalty fee of 4.0% of gross sales. The royalty fee varies depending on when the agreements were entered into and range from 2.0% of gross sales to the current 4.0% fee. We may, at our discretion, waive or reduce the royalty fee on a temporary or permanent basis. "Gross sales" means the total selling price of all services and products related to the restaurant. Gross sales do not include:

•	employee discounts or other discounts;
•	tips or gratuities paid directly to employees by guests;
•	any federal, state, municipal or other sales, value added or retailer’s excise taxes; or

•	adjustments for net returns on salable goods and discounts allowed to guests on sales.

Domestic franchisees are currently required to pay 0.3% of gross sales to a national marketing fund for the system‑wide promotions and related marketing efforts. We have the ability under our agreements to increase the required marketing fund contribution up to 2.5% of gross sales. We may also charge a marketing fee of 0.5% of gross sales, which we may use for market research and to develop system‑wide promotional and marketing materials. A franchisee’s total required marketing contribution or spending will not be more than 3.0% of gross sales.

Our standard domestic franchise agreement gives us the right, but not the obligation, to compel a franchisee to transfer its assets to us in exchange for shares of our stock, or to convert its equity interests into shares of our stock. The amount of shares that a franchisee would receive is based on a formula that is included in the franchise agreement.

We have entered into area development agreements for the development of Texas Roadhouse restaurants in foreign countries. In 2010, we entered into an agreement for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a 10 year period.   In 2015, we amended our agreement in the Middle East to add one additional country to the territory.  We currently have eight restaurants open in the Middle East. In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines and Mexico. We currently have two restaurants open in Taiwan.  For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. The term of the agreements may be extended. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor‑provided services to each franchisee.

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

Franchise Compliance Assurance.  We have various systems in place to promote compliance with our systems and standards, both during the development and operating of franchise restaurants. We actively work with our franchisees to support successful franchise operations as well as compliance with the Texas Roadhouse standards and procedures. During the restaurant development phase, we approve the selection of restaurant sites and make available copies of our prototype building plans to franchisees. In addition, we ensure that the building design is in compliance with our standards. We provide training to the managing partner and up to three other managers of a franchisee’s first restaurant. We also provide trainers to assist in the opening of every domestic franchise restaurant; we provide trainers to assist our international franchisees in the opening of their restaurants until such time as they develop an approved restaurant opening training program. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment and food purchases, preparation and safety procedures as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams and focus on key areas including health, safety and execution proficiency.

Management Services.  We provide management services to 24 of the franchise restaurants in which we and/or our founder have an ownership interest and six additional franchise restaurants in which neither we nor our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services, restaurant employees and employee benefits on a pass‑through cost basis. In addition, we receive a monthly fee from 15 franchise restaurants for providing payroll and accounting services.

Information Technology

All of our company‑owned restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, period, quarterly and year‑to‑date basis and beyond, on a company‑wide, regional or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provides a detailed analysis of sales and costs. These monthly profit and loss statements are compared both to the restaurant‑prepared reports and to prior periods. Restaurant hardware and software support for all of our restaurants is provided and coordinated from the restaurant Support Center in Louisville, Kentucky. Currently, we utilize cable, digital subscriber lines (DSL) or T‑1 technology at the restaurant level, which serves as a high‑speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processors. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off‑site, testing the disaster recovery plan and providing on‑site power backup.

We accept credit cards and gift cards as payment at our restaurants. We have systems and processes in place that focus on the protection of our guests’ credit card information and other private information that we are required to protect, such as our employees’ personal information. Our systems have been carefully designed and configured to safeguard data loss or compromise. We submit our systems to regular audit and review, including the requirements of Payment Card Industry Data Security Standards. We also periodically scan our networks to check for vulnerability.

We believe that our current systems and practice of implementing regular updates will position us well to support current needs and future growth. Information systems projects are prioritized based on strategic, financial, regulatory and other business advantage criteria.

Competition

Competition in the restaurant industry is intense. We compete with mid‑priced, full‑service, casual dining restaurants primarily on the basis of taste, quality and price of the food offered, service, atmosphere, location and overall dining experience. Our competitors include a large and diverse group of restaurants that range from independent local operators to well‑capitalized national restaurant chains. We also face growing competition from the supermarket industry, which offers "convenient" meals in the form of improved entrees and side dishes from the deli section. In addition, improving product offerings of fast casual and quick‑service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. Although we believe that we compete favorably with respect to each of the above factors, other restaurants and retail establishments compete for the same casual dining guests, quality site locations and restaurant‑level employees as we do. We expect intense competition to continue in all of these areas.

Trademarks

Our registered trademarks and service marks include, among others, our trade names and our stylized logos. We have registered all of our significant marks with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 46 foreign jurisdictions including the European Union. To better protect our brand, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand‑building efforts and the marketing of our restaurant concepts.

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

In 2015, the sale of alcoholic beverages at our Texas Roadhouse restaurants accounted for approximately 11% of our restaurant sales. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses or permits would have a material adverse effect on the restaurant’s operations. To reduce this risk, each company restaurant is operated in accordance with procedures intended to facilitate compliance with applicable codes and regulations.

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

Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tip wage requirements, overtime pay, health benefits, unemployment tax rates, workers’ compensation rates, citizenship requirements, working conditions, safety standards and hiring and employment practices. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage (which currently is $7.25 per hour) or federal minimum tipped wage (which currently is $2.13 per hour). Our employees who receive tips as part of their compensation, such as servers, are paid at or above a minimum wage rate, after giving effect to applicable tip credits. We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Numerous states in which we operate have passed legislation governing the applicable state minimum hourly and/or tipped wage. Further planned and unplanned increases in federal and/or state minimum hourly and tipped wages or state unemployment tax rates will increase our labor costs. These increases may or may not be offset by additional menu price adjustments and/or guest traffic growth.

The Patient Protection and Affordable Care Act of 2010 (the "PPACA") includes provisions requiring all Americans to obtain health care coverage in 2015. As part of these provisions, we are required to offer health insurance benefits to some of our employees that were not previously offered coverage or pay a penalty. In 2014, we offered coverage to an expanded group of hourly employees that worked a minimum of 35 hours a week which resulted in approximately $3.0 million in higher health care benefit costs. At the beginning of 2015, we offered coverage to an expanded group of employees, which included hourly employees that work a minimum of 30 hours per week. As a result of this change, our health care benefit costs were approximately $4.5 million higher in 2015 compared to the prior year. We continue to assess the ongoing impact of these provisions on our health care benefit costs.  While we believe that the impact of the requirement to provide more extensive health insurance benefits to employees is manageable, the requirements could have an adverse effect on our results of operations and financial position. These increases may or may not be offset by additional menu price adjustments and/or guest traffic growth.

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans‑fat, salt and allergen content. The PPACA establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus, which specifically requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans‑fat content. The FDA released final regulations to implement the menu labeling provision of the PPACA in November 2014 with a compliance date of December 1, 2016.  Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time‑consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. In addition, we cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu‑labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

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

Employees

As of December 29, 2015, we employed approximately 47,900 people in the company restaurants we own and operate and our corporate support center. This amount includes 528 executive and administrative personnel and 1,854 restaurant management personnel, while the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part‑time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	60	Chairman and Chief Executive Officer
Scott M. Colosi	51	President and Chief Financial Officer
Celia P. Catlett	39	General Counsel and Corporate Secretary
S. Chris Jacobsen	50	Chief Marketing Officer

W. Kent Taylor.  Mr. Taylor is the founder of Texas Roadhouse and resumed his role as Chief Executive Officer in August 2011, a position he held between May 2000 and October 2004. He was named Chairman of the Company and Board in October 2004. Before his founding of our concept, Mr. Taylor founded and co‑owned Buckhead Bar and Grill in Louisville, Kentucky. Mr. Taylor has over 30 years of experience in the restaurant industry.

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

Celia P. Catlett.  Ms. Catlett was appointed General Counsel in November 2013. She joined Texas Roadhouse in May 2005 and served as Associate General Counsel from July 2010 until her appointment as General Counsel. She has served as Corporate Secretary since 2011. Prior to joining us, Ms. Catlett practiced law in New York City. Ms. Catlett has 15 years of legal experience, including over 10 years of experience in the restaurant industry.

S. Chris Jacobsen.  Mr. Jacobsen was appointed Chief Marketing Officer in February 2016.  Mr. Jacobsen joined Texas Roadhouse in January 2003 and has served as Vice President of Marketing since 2011.  Prior to joining us, Mr. Jacobsen was employed by Papa John’s International and Waffle House, Inc. where he held various senior level marketing positions.  He has over 20 years of restaurant industry experience.

Website Access to Reports

We make our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available, free of charge on or through the Internet website, www.texasroadhouse.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

ITEM 1A.  RISK FACTORS

From time to time, in periodic reports and oral statements and in this Annual Report on Form 10‑K, we present statements about future events and expectations that constitute forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward‑looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward‑looking statements.

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

We cannot assure you that we will be able to open new restaurants in accordance with our expansion plans. We have experienced delays in opening some of our restaurants in the past and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our growth strategy. One of our biggest challenges in executing our growth strategy is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable restaurant sites in our target markets is intense. We cannot assure you that we will be able to find sufficient suitable locations, or suitable purchase or lease terms, for planned expansion in any future period. Our ability to open new restaurants will also depend on numerous other factors, some of which are beyond our control, including, but not limited to, the following:

•	our ability to hire, train and retain qualified operating personnel, especially market partners and managing partners;

•	the availability of construction materials and labor;
•	our ability to control construction and development costs of new restaurants;
•	our ability to secure required governmental approvals and permits in a timely manner, or at all;
•	our ability to secure liquor licenses;
•	general economic conditions;
•	the cost and availability of capital to fund construction costs and pre‑opening expenses; and
•	weather and acts of God.

Once opened, we anticipate that our new restaurants will generally take several months to reach planned operating levels due to start‑up inefficiencies typically associated with new restaurants. We cannot assure you that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants. Our ability to operate new restaurants profitably will depend on numerous factors, including those discussed above impacting our average unit volume and comparable restaurant sales, some of which are beyond our control, including, but not limited to, the following:

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

Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk of expanding into new markets is the lack of market awareness of our brands. Restaurants opened in new markets may open at lower average weekly sales volume than restaurants opened in existing markets and may have higher restaurant‑level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volume, if at all, thereby affecting our overall profitability.

We are also subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti‑boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely impact our business and financial performance.

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

You should not rely on past changes in our average unit volume or our comparable restaurant sales growth as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit volume and comparable restaurant sales growth, including, among other factors:

•	consumer awareness and understanding of our brands;
•	our ability to execute our business strategy effectively;
•	unusually strong initial sales performance by new restaurants;
•	competition, either from our competitors in the restaurant industry or our own restaurants;
•	weather and acts of God;
•	consumer trends;
•	introduction of new menu items;
•	negative publicity regarding food safety, health concerns, quality of service, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing; and
•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use.

Our average unit volume and comparable restaurant sales growth may not increase at rates achieved in the past. Changes in our average unit volume and comparable restaurant sales growth could cause the price of our common stock to fluctuate substantially.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new restaurant openings and related expenses;
•	restaurant operating costs for our newly‑opened restaurants, which are often materially greater during the first several months of operation than thereafter;
•	labor availability and costs for hourly and management personnel including mandated changes in federal and/or state minimum and tip wage rates, state unemployment tax rates, or health benefits;
•	profitability of our restaurants, particularly in new markets;
•	changes in interest rates;
•	the impact of litigation, including negative publicity;
•	increases and decreases in average unit volume and comparable restaurant sales growth;
•	impairment of long‑lived assets, including goodwill, and any loss on restaurant closures;
•	general economic conditions which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;
•	negative publicity regarding food safety, health concerns and other food and beverage related matters, including the integrity of our or our suppliers’ food processing;
•	negative publicity relating to the consumption of beef or other products we serve;
•	changes in consumer preferences and competitive conditions;
•	expansion to new domestic or international markets;
•	adverse weather conditions which impact guest traffic at our restaurants;
•	increases in infrastructure costs;
•	adoption of new, or changes in existing, accounting policies or practices;
•	fluctuations in commodity prices;
•	competitive actions; and
•	weather and acts of God.

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

We cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business.

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices, particularly proteins, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as food supply constrictions, weather conditions, food safety concerns, product recalls, global market and trade conditions, and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices.  Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term results could be negatively affected. Also, if we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests’ menu item selections and guest traffic.

We currently purchase the majority of our beef from three beef suppliers under annual contracts. While we maintain relationships with additional suppliers, if any of these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

Our business could be adversely affected by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tip wages, state unemployment rates or employee benefits costs or otherwise, would adversely impact our operating expenses. The federal government and numerous states have enacted legislation resulting in tip and/or minimum wage increases as well as pre‑determined future increases. We anticipate that additional legislation will be enacted in future periods. The Patient Protection and Affordable Care Act ("PPACA") includes provisions requiring health care coverage for all Americans in 2015. The legislation imposes implementation effective dates that began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations.  The requirements to provide health insurance benefits to employees could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. Our operating margin will be adversely affected to the extent that we are not able or are unwilling to offset these costs through higher prices on our products.

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

Approximately 14% of our company‑owned restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

As of December 29, 2015, we operated a total of 54 company‑owned restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters.

Our objective to increase sales and profits at existing restaurants could be adversely affected by macroeconomic conditions.

During 2016 and possibly beyond, the U.S. and global economies may suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we can charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, results of operations, financial condition or liquidity.

Changes in consumer preferences and discretionary spending could adversely affect our business.

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

The restaurant industry is intensely competitive. We compete with many well‑established food service companies on the basis of taste, quality and price of products offered, guest service, atmosphere, location and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well‑capitalized national restaurant companies. We also face competition from the supermarket industry which offers "convenient" meals in the form of improved entrees and side dishes from the deli section. In addition, improving product offerings of fast casual and quick‑service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the casual dining segment of the restaurant industry better than we can. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail establishments for quality site locations and hourly employees.

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

Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury in general. In recent years there has been negative publicity concerning e‑coli, hepatitis A, "mad cow," "foot‑and‑mouth" disease and "bird flu." The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In November 2014, the FDA published final regulations to implement the menu labeling provisions of the PPACA with a compliance date of December 2015. In July 2015, the FDA delayed compliance in order to further clarify guidance.  Companies have until December 1, 2016 to comply with the new guidance.  We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu‑labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The labeling requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concept or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Food safety and food‑borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety is a top priority, and we dedicate substantial resources to help our guests enjoy safe, quality food products. However, food‑borne illnesses and food safety issues occur in the food industry from time to time. Any report or publicity linking us to instances of food‑borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenues and profits. In addition, instances of food‑borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales.

Furthermore, our reliance on third‑party food suppliers and distributors increases the risk that food‑borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our restaurants. If our guests become ill from food‑borne illnesses, we could be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to a food recall.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as the Norovirus, Ebola, Avian Flu, SARS and H1N1. To the extent that a virus is food‑borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. To the extent that a virus is transmitted by human‑to‑human contact, our employees or guests could become infected, or could choose, or be advised or required, to avoid gathering in public places, any one of which could adversely affect our business.

We rely heavily on information technology, and any material failure, weakness or interruption could prevent us from effectively operating our business.

We rely heavily on information systems, including point‑of‑sale processing in our restaurants for payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems.

The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms could result in delays in guest service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

We may incur costs and adverse revenue consequences resulting from breaches of security related to confidential guest and/or employee information.

The nature of our business involves the receipt and storage of information about our guests and employees. Hardware, software or other applications we develop and procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery or other forms of deceiving our employees or vendors. In addition, we accept electronic payment cards for payment in our restaurants. During 2015, approximately 77% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card along with employee information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of alleged theft of guest and/or employee information, and we may also be the subject to lawsuits or other proceedings relating to these type of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could have a material adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may result in a material adverse revenue consequences for us and our restaurants.

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

In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tip wage requirements, overtime pay, health benefits, unemployment tax rates, workers’ compensation rates, citizenship requirements and working conditions. A number of factors could adversely affect our operating results, including:

•	additional government‑imposed increases in minimum and/or tipped wages, overtime pay, paid leaves of absence, sick leave, and mandated health benefits;
•	increased tax reporting and tax payment requirements for employees who receive gratuities;
•	any failure of our employees to comply with laws and regulations governing citizenship or residency requirements resulting in disruption of our work force and adverse publicity against us;
•	a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements; and
•	increased employee litigation including claims under federal and/or state wage and hour laws.

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

We cannot assure you that third parties will not claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time‑consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, financial condition or liquidity.

Complaints or litigation may hurt us.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered as a result of a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state laws regarding consumer, workplace and employment matters, wage and hour claims, discrimination and similar matters, or we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment that is uninsured or significantly in excess of our insurance coverage for any claims could materially adversely affect our business, results of operations, financial condition or liquidity. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such damages could have a material adverse effect on our business, results of operations and/or liquidity. In addition, we self‑insure a significant portion of expected losses under our health, workers compensation, general liability, employment practices liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

The lenders’ obligation to extend credit under our amended revolving credit facility depends on our maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. If we are unable to maintain these ratios, we would be unable to obtain additional financing under this amended revolving credit facility. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.

We have also entered into another loan agreement to finance a  restaurant which imposes financial covenants that are less restrictive than those imposed by our existing revolving credit facility. A default under this loan agreement could result in a default under our existing revolving credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 29, 2015, we were in compliance with all of our lenders’ covenants.

We may be required to record additional impairment charges in the future.

In accordance with accounting guidance as it relates to the impairment of long‑lived assets, we make certain estimates and projections with regard to company‑owned restaurant operations, as well as our overall performance in connection with our impairment analyses for long‑lived assets. When impairment triggers are deemed to exist for any company‑owned restaurant, the estimated undiscounted future cash flows for the restaurant are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge would be recorded equal to the difference between the carrying value and the estimated fair value.

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

Our certificate of incorporation and by‑laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions include, among other things, advance notice for raising business or making nominations at meetings, "blank check" preferred stock and staggered terms for our Board of Directors. Blank check preferred stock enables our Board of Directors, without approval of the stockholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board of Directors may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board of Directors may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

The Delaware General Corporation Law prohibits us from engaging in "business combinations" with "interested shareholders" (with some exceptions) unless such transaction is approved in a prescribed manner. The existence of this provision could have an anti‑takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging attempts that might result in a premium over the market price for our common stock.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 29, 2015, we leased 75,219 square feet. Our leases expire between December 31, 2029 and December 31, 2030 including all applicable extensions. Of the 401 company restaurants in operation as of December 29, 2015, we owned 130 locations and leased 271 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	5	8
Alaska	—	2	2
Arizona	6	9	15
Arkansas	—	3	3
California	1	2	3
Colorado	7	8	15
Connecticut	—	4	4
Delaware	1	1	2
Florida	3	17	20
Georgia	2	3	5
Idaho	1	4	5
Illinois	2	13	15
Indiana	10	7	17
Iowa	2	7	9
Kansas	2	1	3
Kentucky	4	7	11
Louisiana	2	7	9
Maine	—	3	3
Maryland	—	5	5
Massachusetts	1	7	8
Michigan	3	8	11
Minnesota	1	3	4
Mississippi	1	—	1
Missouri	2	9	11
Nebraska	1	2	3
Nevada	—	1	1
New Hampshire	2	1	3
New Jersey	—	6	6
New Mexico	1	3	4
New York	3	11	14
North Carolina	5	12	17
North Dakota	—	2	2
Ohio	12	14	26
Oklahoma	2	4	6
Oregon	—	2	2
Pennsylvania	3	17	20
Rhode Island	—	3	3
South Carolina	—	2	2
South Dakota	1	1	2
Tennessee	—	11	11
Texas	35	19	54
Utah	—	9	9
Vermont	—	1	1
Virginia	4	8	12
Washington	—	1	1
West Virginia	1	—	1
Wisconsin	4	6	10
Wyoming	2	—	2
Total	130	271	401

Additional information concerning our properties and leasing arrangements is included in note 2(p) and note 7 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11‑cv‑11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age. The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs. We have filed an answer to the complaint, and the case is in discovery. We deny liability; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. We cannot estimate the amount or range of loss, if any, associated with this matter.

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

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. Dividend information and the quarterly high and low sales prices of our common stock by quarter were as follows:

			Dividends
	High	Low	Declared
Year ended December 29, 2015
First Quarter	$38.42	$32.13	$0.17
Second Quarter	$37.80	$33.33	$0.17
Third Quarter	$40.82	$31.55	$0.17
Fourth Quarter	$38.64	$33.06	$0.17
Year ended December 30, 2014
First Quarter	$27.95	$22.87	$0.15
Second Quarter	$27.11	$23.73	$0.15
Third Quarter	$27.93	$24.51	$0.15
Fourth Quarter	$34.32	$26.63	$0.15

The number of holders of record of our common stock as of February 17, 2016 was 246.

On February 19, 2016, our Board of Directors authorized the payment of a cash dividend of $0.19 per share of common stock. This payment will be distributed on April 1, 2016, to shareholders of record at the close of business on March 16, 2016. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

As of December 29, 2015, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. The weighted‑average option exercise price is for stock options only, as the restricted stock has no exercise price. See note 13 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Weighted-	Shares
	Issued Upon	Average Option	Available for
Plan Category	Exercise	Exercise Price	Future Grants
Plans approved by stockholders(1)	1,543,084	$13.10	5,275,064
Plans not approved by stockholders	—	—	—
Total	1,543,084	$13.10	5,275,064

(1)	See note 13 to the Consolidated Financial Statements.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10‑K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012. All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

During 2015, we paid approximately $11.4 million to repurchase 321,789 shares of our common stock, and we had $74.0 million remaining under our authorized stock repurchase program as of December 29, 2015.

Since commencing our repurchase program in 2008, we have repurchased a total of 14,730,151 shares of common stock at a total cost of $212.4 million through December 29, 2015 under authorizations from our Board of Directors. The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended December 29, 2015.

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
September 30 to October 27	39,200	$36.15	39,200	$79,258,206
October 28 to November 24	70,000	$34.55	70,000	$76,841,018
November 25 to December 29	80,500	$35.02	80,500	$74,023,881
Total	189,700		189,700

Stock Performance Graph

The following graph sets forth cumulative total return experienced by holders of the Company’s common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the five year period ended December 29, 2015, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 28, 2010 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since December 28, 2010

Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/28/2010	12/27/2011	12/25/2012	12/31/2013	12/30/2014	12/29/2015
Texas Roadhouse, Inc.	$100.00	$87.41	$97.17	$160.60	$195.15	$208.32
Russell 3000	$100.00	$99.70	$112.80	$147.75	$164.80	$163.50
Russell 3000 Restaurant	$100.00	$127.85	$127.07	$161.02	$168.94	$199.82

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected consolidated financial data as of and for the years 2015, 2014, 2013, 2012, and 2011 from our audited consolidated financial statements.

The Company utilizes a 52 or 53 week accounting period that ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2013 was 53 weeks in length while fiscal years 2015, 2014, 2012, and 2011 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$1,791,446	$1,568,556	$1,410,118	$1,252,358	$1,099,475
Franchise royalties and fees	15,922	13,592	12,467	10,973	9,751
Total revenue	1,807,368	1,582,148	1,422,585	1,263,331	1,109,226
Income from operations	144,565	130,449	119,715	110,458	95,239
Income before taxes	144,247	129,967	118,227	108,539	93,192
Provision for income taxes	42,986	38,990	34,140	34,738	26,765
Net income including noncontrolling interests	$101,261	$90,977	$84,087	$73,801	$66,427
Less: Net income attributable to noncontrolling interests	4,367	3,955	3,664	2,631	2,463
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$96,894	$87,022	$80,423	$71,170	$63,964
Net income per common share:
Basic	$1.38	$1.25	$1.15	$1.02	$0.90
Diluted	$1.37	$1.23	$1.13	$1.00	$0.88
Weighted average shares outstanding(1):
Basic	70,032	69,719	70,089	70,026	70,829
Diluted	70,747	70,608	71,362	71,485	72,278

	Fiscal Year
	2015	2014	2013	2012	2011
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,334	$86,122	$94,874	$81,746	$78,777
Total assets	1,032,706	943,142	877,644	791,254	740,670
Long-term debt and obligations under capital leases, net of current maturities	25,550	50,693	50,990	51,264	61,601
Total liabilities	355,524	328,186	283,784	260,517	244,848
Noncontrolling interests	7,520	7,064	6,201	5,653	3,918
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity(2)	$669,662	$607,892	$587,659	$525,084	$491,904
Selected Operating Data (unaudited):
Restaurants:
Company-Texas Roadhouse	392	368	345	318	291
Company-Bubba’s 33	7	3	1	—	—
Company-Other	2	1	—	2	3
Franchise	82	79	74	72	72
Total	483	451	420	392	366
Company restaurant information:
Store weeks	20,020	18,565	17,426	15,936	14,573
Comparable restaurant sales growth(3)	7.2%	4.7%	3.4%	4.7%	4.7%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth(3)	7.2%	4.7%	3.4%	4.7%	4.8%
Average unit volume(4)	$4,664	$4,355	$4,186	$4,085	$3,917
Net cash provided by operating activities	$227,941	$191,713	$173,836	$148,046	$136,419
Net cash used in investing activities	$(173,203)	$(124,240)	$(111,248)	$(90,154)	$(79,475)
Net cash used in financing activities	$(81,526)	$(76,225)	$(49,460)	$(54,923)	$(64,421)

(1)	See note 11 to the Consolidated Financial Statements.
(2)	See note 10 to the Consolidated Financial Statements.
(3)

Comparable restaurant sales growth reflects the change in sales over the same period of the prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period, excluding sales from restaurants closed during the period.

(4)

Average unit volume represents the average annual restaurant sales from Texas Roadhouse company restaurants open for a full six months before the beginning of the period measured, excluding sales from restaurants closed during the period. Although 2013 contained 53 weeks, for comparative purposes, 2013 average unit volume was adjusted to a 52 week basis. Additionally, average unit volume of company‑owned restaurants for 2014 and 2013 in the table above was adjusted to reflect the restaurant sales of any acquired franchise restaurants.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F‑1 to F‑26), "Forward‑looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 483 restaurants in 49 states and four foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high‑quality, affordable meals served with friendly, attentive service. As of December 29, 2015, our 483 restaurants included:

•

401 "company restaurants," of which 385 were wholly‑owned and 16 were majority‑owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly‑owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income. Of the 401 restaurants we owned and operated at the end of 2015, we operated 392 as Texas Roadhouse and operated seven as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment.

•

82 "franchise restaurants,"  24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants operated as Texas Roadhouse restaurants.

We have contractual arrangements which grant us the right to acquire at pre‑determined formulas (i) the remaining equity interests in 14 of the 16 majority‑owned company restaurants and (ii) 68 of the franchise restaurants.

Throughout this report, we use the term “restaurants” to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that ends on the last Tuesday in December. Fiscal years 2015 and 2014 were 52 weeks in length, while the quarters for those years were 13 weeks in length.    Fiscal year 2013 was 53 weeks in length and, as such, the fourth quarter of fiscal 2013 was 14 weeks in length.

Long‑term Strategies to Grow Earnings Per Share

Our long‑term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.  We will continue to evaluate opportunities to develop Texas Roadhouse and Bubba’s 33 restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on mid‑sized markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. Our ability to expand our restaurant base is influenced by many factors beyond our control and therefore we may not be able to achieve our anticipated growth.

In 2015, we opened 29 restaurants including 24 Texas Roadhouses, four Bubba’s 33s and one Jaggers.  We currently plan to open approximately 30 company restaurants in 2016 including approximately seven Bubba’s 33 restaurants. In addition, we anticipate our existing franchise partners will open as many as six, primarily international, Texas Roadhouse restaurants in 2016.

Our average capital investment for Texas Roadhouse restaurants opened during 2015, including pre‑opening expenses and a capitalized rent factor, was $4.7 million, which is lower than our average capital investment in 2014 of $5.1 million.  Our 2014 average capital investment was higher than 2015 primarily due to higher building costs at certain locations, such as Anchorage, Alaska and the New York, New York vicinity, along with higher pre‑opening costs due to unexpected delays in restaurant openings throughout the year. We expect our average capital investment for Texas Roadhouse restaurants opening in 2016 to be approximately $4.8 million. We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.

For 2015, the average capital investment, including pre-opening costs, for the four Bubba’s 33 restaurants opened during the year was $6.0 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2016 to be $5.7 million to $6.0 million.

 Our capital investment (including cash and non‑cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non‑union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook‑up fees and geographical location.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a ten year period.  In 2015, we amended our agreement in the Middle East to add one additional country to the territory.  We currently have eight restaurants open in three countries in the Middle East. In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines and Mexico. We currently have two restaurants open in Taiwan. Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for  a minority ownership in four non‑Texas Roadhouse restaurants, all of which are currently open. We continue to explore opportunities in other countries for international expansion. We may also look to acquire domestic franchise restaurants under terms favorable to the Company and our stockholders.    Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts either domestically and/or internationally.

Maintaining and/or Improving Restaurant Level Profitability.  We plan to maintain, or possibly increase, restaurant level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management. In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long‑term success. This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience. In addition to restaurant margin, as a percentage of restaurant sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant level-profitability. In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service qualtiy. In order to attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, to focus on speed of service and to increase throughput by adding seats in certain restaurants.

Leveraging Our Scalable Infrastructure.  To support our growth, we continue to make investments in our infrastructure. Over the past several years, we have made significant investments in our infrastructure including information systems, real estate, human resources, legal, marketing, international and operations, including the development of new concepts. Our goal is for general and administrative costs to increase at a slower growth rate than our revenue. Whether we are able to leverage our infrastructure in future years will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long‑term strategy includes increasing our regular quarterly dividend amount over time. On February 19, 2016, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program. Since then, we have paid $212.4 million through our authorized stock repurchase programs to repurchase 14,730,151 shares of our common stock at an average price per share of $14.42. On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions. As of December 29, 2015, $74.0 million remains authorized for repurchase.

Key Operating Personnel

Key management personnel who have a significant impact on the performance of our restaurants include kitchen managers, service managers, assistant managers and managing partners and market partners. Managing partners are single unit operators who have primary responsibility for the day-to-day operations of the entire restaurant and are responsible for maintaining the standards of quality and performance we establish.  Kitchen and service managers have primary responsibility for overseeing the operations of their respective areas and, along with assistant managers, support the managing partners.  Market partners oversee up to 10 to 15 managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assist in the new restaurant site selection process. Managing partners  and market partners are required, as a condition of employment, to sign a multi‑year employment agreement. The annual compensation of our managing and market partners includes a base salary plus a percentage of the pre‑tax net income of the restaurant(s) they operate or supervise. Managing and market partners are eligible to participate in our equity incentive plan and, as a general rule, are required to make deposits of $25,000 and $50,000, respectively. Generally, the deposits are refunded after five years of service.

Key Measures We Use To Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

Number of Restaurant Openings.  Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For company restaurant openings, we incur pre‑opening costs, which are defined below, before the restaurant opens. Typically, new Texas Roadhouse restaurants open with an initial start‑up period of higher than normalized sales volumes, which decrease to a steady level approximately three to six months after opening. However, although sales volumes are generally higher, so are initial costs, resulting in restaurant operating margins that are generally lower during the start‑up period of operation and increase to a steady level approximately three to six months after opening.

Comparable Restaurant Sales Growth.  Comparable restaurant sales growth reflects the change in sales for company-owned restaurants over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period excluding restaurants closed during the period. Comparable restaurant sales growth can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

Average Unit Volume.  Average unit volume represents the average annual restaurant sales for company‑owned Texas Roadhouse restaurants open for a full six months before the beginning of the period measured. Average unit volume excludes sales on restaurants closed during the period. Growth in average unit volume in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volume less than growth in comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the company average.

Store Weeks.  Store weeks represent the number of weeks that our company restaurants were open during the reporting period.

Restaurant Margin.  Restaurant margin represents restaurant sales less operating costs, including cost of sales, labor, rent and other operating costs. Depreciation and amortization expense, substantially all of which relates to restaurant‑level assets, is excluded from restaurant operating costs and is shown separately as it represents a non‑cash charge for the investment in our restaurants. Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant‑level operating efficiency and performance. Restaurant margin is not a measurement determined in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations or other similarly titled measures of other companies. Restaurant margin, as a percentage of restaurant sales, may fluctuate based on inflationary pressures, commodity costs and wage rates. As such, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant‑level profitability as it provides additional insight on operating performance.

Other Key Definitions

Restaurant Sales.  Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company‑owned restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the consolidated statements of income and comprehensive income.

Franchise Royalties and Fees.  Domestic franchisees typically pay a $40,000 initial franchise fee for each new restaurant. In addition, at each renewal period, we receive a fee equal to the greater of 30% of the then‑current initial franchise fee or $10,000 to $15,000. Franchise royalties consist of royalties in an amount up to 4.0% of gross sales, as defined in our franchise agreement, paid to us by our domestic franchisees. In addition, fees paid to us by our international franchisees are included in franchise royalties and fees. The terms of the international agreements may vary significantly from our domestic agreements.

Restaurant Cost of Sales.  Restaurant cost of sales consists of food and beverage costs.

Restaurant Labor Expenses.  Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners. These profit sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share‑based compensation expense related to restaurant‑level employees.

Restaurant Rent Expense.  Restaurant rent expense includes all rent, except pre‑opening rent, associated with the leasing of real estate and includes base, percentage and straight‑line rent expense.

Restaurant Other Operating Expenses.  Restaurant other operating expenses consist of all other restaurant‑level operating costs, the major components of which are utilities, supplies, local store advertising, repairs and maintenance, equipment rent, property taxes, credit card and gift card fees, gift card breakage income and general liability insurance. Profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners are also included in restaurant other operating expenses.

Pre‑opening Expenses.  Pre‑opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses. On average, over 70% of total pre‑opening costs incurred per restaurant opening relate to the hiring and training of employees. Pre‑opening costs vary by location depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses ("D&A") includes the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant‑level assets.

Impairment and closure costs.  Impairment and closure costs include any impairment of long‑lived assets, including goodwill, associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as lease costs associated with closed or relocated restaurants.

General and Administrative Expenses.  General and administrative expenses ("G&A") are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth including the net amount of advertising costs incurred less amounts remitted by company and franchise restaurants. Supervision and accounting fees received from certain franchise restaurants are offset against G&A. G&A also includes share‑based compensation expense related to executive officers, support center employees and area managers, including market partners. The realized and unrealized holding gains and losses related to the investments in our deferred compensation plan, as well as offsetting compensation expense, are also recorded in G&A.

Interest Expense, Net.  Interest expense includes the cost of our debt or financing obligations including the amortization of loan fees, reduced by interest income and capitalized interest. Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.  As of December 29, 2015, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  As of December 30, 2014 and December 31, 2013, we owned a 5.0% to 10.0% equity interest in 23 franchise restaurants. While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows. Additionally, as of December 29, 2015 and December 30, 2014, we owned a 40% equity interest in four non‑Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority‑owned restaurants. Our consolidated subsidiaries at December 29, 2015 and December 30, 2014 included 16 majority‑owned restaurants, all of which were open. Our consolidated subsidiaries at December 31, 2013 included 15 majority‑owned restaurants, all of which were open.

2015 Financial Highlights

Total revenue increased $225.2 million or 14.2% to $1.8 billion in 2015 compared to $1.6 billion in 2014 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Comparable restaurant sales growth increased 7.2% at company restaurants in 2015.

Restaurant margin, as a percentage of restaurant sales, decreased 30 basis points to 17.3% in 2015 compared to 17.6% in 2014 primarily due to commodity inflation in 2015.

Net income increased $9.9 million or 11.3% to $96.9 million in 2015 compared to $87.0 in 2014 primarily due to the increase in restaurant margin partially offset by higher G&A and depreciation costs.  Diluted earnings per share increased 11.1% to $1.37 from $1.23 in the prior year.

	Results of Operations
	Fiscal Year
	2015		2014		2013
	$	%	$	%	$	%
	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	1,791,446	99.1	1,568,556	99.1	1,410,118	99.1
Franchise royalties and fees	15,922	0.9	13,592	0.9	12,467	0.9
Total revenue	1,807,368	100.0	1,582,148	100.0	1,422,585	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	644,001	35.9	553,144	35.3	492,306	34.9
Labor	524,203	29.3	459,119	29.3	411,394	29.2
Rent	37,183	2.1	33,174	2.1	28,978	2.1
Other operating	275,296	15.4	246,339	15.7	224,882	15.9
(As a percentage of total revenue)
Pre-opening	19,116	1.1	18,452	1.2	17,891	1.3
Depreciation and amortization	69,694	3.9	59,179	3.7	51,562	3.6
Impairment and closure	974	0.1	636	NM	399	NM
Gain on sale of other concept	—	—	—	—	(1,800)	(0.1)
General and administrative	92,336	5.1	81,656	5.2	77,258	5.4
Total costs and expenses	1,662,803	92.0	1,451,699	91.8	1,302,870	91.6
Income from operations	144,565	8.0	130,449	8.2	119,715	8.4
Interest expense, net	1,959	0.1	2,084	0.1	2,201	0.2
Equity income from investments in unconsolidated affiliates	(1,641)	(0.1)	(1,602)	(0.1)	(713)	(0.1)
Income before taxes	144,247	8.0	129,967	8.2	118,227	8.3
Provision for income taxes	42,986	2.4	38,990	2.5	34,140	2.4
Net income including noncontrolling interests	101,261	5.6	90,977	5.7	84,087	5.9
Net income attributable to noncontrolling interests	4,367	0.2	3,955	0.3	3,664	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	96,894	5.4	87,022	5.4	80,423	5.7

	Fiscal Year
	2015		2014		2013
	$	%	$	%	$	%
Restaurant margin ($ in thousands)	310,762	17.3	276,782	17.6	252,559	17.9

Restaurant margin $/store week	15,523		14,909		14,493

NM – Not meaningful

Restaurant Unit Activity

	Company	Franchise	Total
Balance at December 25, 2012	320	72	392
Texas Roadhouse	25	4	29
Bubba’s 33	1	—	1
Acquisitions from franchisees	2	(2)	—
Closures	(2)	—	(2)
Balance at December 31, 2013	346	74	420
Texas Roadhouse	22	6	28
Bubba’s 33	2	—	2
Jaggers	1	—	1
Acquisitions from franchisees	1	(1)	—
Balance at December 30, 2014	372	79	451
Texas Roadhouse	24	3	27
Bubba’s 33	4	—	4
Jaggers	1	—	1
Balance at December 29, 2015	401	82	483

Restaurant Sales

Restaurant sales increased by 14.2% in 2015 as compared to 2014 and increased 11.2% in 2014 as compared to 2013. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Although 2013 contained 53 weeks, for comparative purposes, 2013 average unit volume was adjusted to a 52‑week basis. Company restaurant count activity is shown in the restaurant unit activity table above.

	2015	2014	2013
Company Restaurants
Increase in store weeks	7.8%	6.5%	9.3%
Increase in average unit volume	7.2	4.0	2.7
Other(1)	(0.8)	0.7	0.6
Total increase in restaurant sales	14.2%	11.2%	12.6%

Store weeks	20,020	18,565	17,426
Comparable restaurant sales growth	7.2%	4.7%	3.4%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	7.2%	4.7%	3.4%
Average unit volume (in thousands)	$4,664	$4,351	$4,186

(1)

Includes the impact of the year‑over‑year change in sales volume of all non‑Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured, and, if applicable, the impact of restaurants closed or acquired during the period.

The increase in restaurant sales for all periods presented were primarily attributable to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth. In addition, restaurant sales growth for both 2014 and 2013 was impacted by an extra operating week in 2013 which generated $32.0 million of restaurant sales. The extra week resulted in a 2.6% negative impact on the increase in restaurant sales in 2014 compared to 2013.

Comparable restaurant sales growth for all periods presented was due to an increase in our guest traffic counts and an increase in our per person average check as shown in the table below.

	2015	2014	2013
Guest traffic counts	5.4%	3.2%	1.0%
Per person average check	1.8%	1.5%	2.4%
Comparable restaurant sales growth	7.2%	4.7%	3.4%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in 2014 and 2013.

The increase in our per person average check for the periods presented was primarily driven by menu price increases shown below, which were taken as a result of inflationary pressures, primarily commodities.

Menu Price
Increases
Q4 2015	2.0%
Q4 2014	1.8%
Q4 2013	1.5%
Q4 2012	2.2%

In 2016, we plan to open approximately 30 company restaurants. While the majority of our restaurant growth in 2016 will be Texas Roadhouse restaurants, we currently expect to open approximately seven Bubba’s 33 restaurants in 2016. We have either begun construction or have sites under contract for purchase or lease for all of our expected 2016 openings.

Franchise Royalties and Fees

Franchise royalties and fees increased by $2.3 million or by 17.1% in 2015 as compared to 2014 and increased by $1.1 million or by 9.0% in 2014 compared to 2013.  The increase in 2015 was primarily attributable to the opening of new franchise restaurants, an increase in average unit volume, and an increase in royalty rates in conjunction with the renewal of certain franchise agreements.  The increase in 2014 was primarily attributable to the opening of new franchise restaurants and an increase in average unit volume, partially offset by the impact of franchise acquisitions.  Franchise comparable restaurant sales increased 6.5% in 2015 and 4.9% in 2014 and franchise restaurant count activity is shown in the restaurant unit activity table above.

We anticipate our existing franchise partners will open as many as six, primarily international, Texas Roadhouse restaurants in 2016.

Restaurant Cost of Sales

Restaurant cost of sales, as a percentage of restaurant sales, increased to 35.9% in 2015 from 35.3% in 2014 and from 34.9% in 2013. The increases were primarily attributable to commodity inflation in 2015 and 2014, partially offset by menu pricing actions and the benefit of operating efficiencies associated with process improvements at the restaurant level. Commodity inflation of approximately 4.9% in 2015 and approximately 3.4% in 2014 was driven by higher food costs, primarily beef. Recent menu pricing actions are summarized in our discussion of restaurant sales above.

For 2016, we have fixed price contracts for approximately 65% of our overall food costs with the remainder subject to fluctuating market prices. We expect 1.0% to 2.0% food cost deflation in 2016.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant sales, remained unchanged at 29.3% in 2015 compared to 2014.  The benefit from the increase in average unit volume was offset by higher average wage rates and higher costs associated with health insurance.  At the beginning of 2015, as required by the Patient Protection and Affordable Care Act of 2010, we further extended our health care coverage to a greater number of our hourly employees which resulted in additional health insurance costs of approximately $4.5 million.

In 2016, we anticipate our labor costs will be pressured by inflation due to increases in minimum and tip wage rates. These increases in costs may or may not be offset by additional menu price adjustments and/or guest traffic growth.

Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.3% in 2014 from 29.2% in 2013.  The increase was primarily driven by higher average wage rates and higher costs associated with restaurant cleaning and health insurance partially offset by an increase in average unit volume.  In 2014, we reclassified certain restaurant cleaning costs from restaurant other operating expenses to restaurant labor expenses and, as a result, this reclassification had no impact on restaurant margin.  In 2014, health insurance costs were higher by approximately $3.0 million due to an increase in premiums, along with offering coverage to an expanded population of employees.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.1% in 2015 compared to 2014 and 2013. In all periods presented, the benefit from an increase in average unit volume was offset by an increase in rent expense, as a percentage of restaurant sales, related to newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.4% in 2015 from 15.7% in 2014.  This decrease was primarily attributable to an increase in average unit volume and lower costs associated with supplies and utilities, partially offset by higher third party gift card fees.

Utility costs were lower primarily due to lower natural gas rates.  Lower supply costs were primarily driven by purchasing initiatives.  Higher third party gift card fees were primarily due to the continued expansion of our third-party gift card program.

Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.7% in 2014 from 15.9% in 2013. This decrease was primarily attributable to an increase in average unit volume and lower costs associated with liquor taxes, restaurant cleaning, and linens, partially offset by higher costs associated with gift card fees, general liability self‑insurance and utility costs.

Lower liquor taxes were a result of legislative changes in Texas which lowered our tax rate associated with liquor sales effective at the beginning of 2014. Lower restaurant cleaning costs were due to the reclassification of wages discussed above under restaurant labor, while lower linen costs were primarily driven by purchasing initiatives. Higher gift card fees were primarily due to the continued expansion of our third‑party gift card program. Higher general liability insurance was driven by a $1.3 million reduction in general liability insurance costs recorded in 2013 compared to a $0.4 million reduction in costs recorded in 2014 due to changes in our claims development history included in our quarterly actuarial reserve estimate. Utility costs in 2014 were driven by higher natural gas prices.

Restaurant Pre‑opening Expenses

Pre-opening expenses in 2015 increased to $19.1 million from $18.5 million in 2014.  The increase is primarily due to the number of restaurant openings in 2015 compared to 2014 and the timing of restaurant openings.  In 2015, we opened 29 company restaurants compared to 25 restaurants in 2014. Pre‑opening costs will fluctuate from period to period based on the specific pre‑opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Pre‑opening expenses in 2014 increased to $18.5 million from $17.9 million in 2013. The increase was primarily attributable to increased spending on a per store basis mostly due to the timing of restaurant openings. While we opened one less restaurant in 2014 compared to 2013, unexpected delays in restaurant openings throughout the year resulted in higher pre‑opening costs primarily related to restaurant manager compensation.

Depreciation and Amortization Expenses ("D&A")

D&A, as a percentage of revenue, increased to 3.9% in 2015 from 3.7% in 2014.  The increase was primarily due to increased investment in short-lived assets, such as equipment, and higher depreciation, as a percentage of revenue, at new restaurants, partially offset by an increase in average unit volume.

In 2016, we expect D&A, as a percentage of revenue, to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2015 and 2016, along with an increase in the level of reinvestment in our existing restaurants.

D&A, as a percentage of revenue, increased to 3.7% in 2014 from 3.6% in 2013. The increase was primarily due to higher depreciation, as a percentage of revenue, at new restaurants, and increased investment in short‑lived assets, such as equipment, along with the impact of an extra week of sales in 2013. The increase was partially offset by an increase in average unit volume and the impact of a $0.7 million increase in expense recorded in the fourth quarter of 2013 due to shortening the estimated useful life of certain leasehold improvements.

Impairment and Closure Expenses

Impairment and closure expenses were $1.0 million, $0.6 million and $0.4 million in 2015, 2014 and 2013, respectively.  In 2015, we recorded $1.0 million of closure costs related to the relocation of two restaurants.  In 2014, we recorded $0.6 million of impairment expense associated with the goodwill related to one restaurant. In 2013, we recorded $0.3 million of impairment expense associated with the write down of assets, primarily land and building, and ongoing closure costs related to a restaurant which closed in 2009 and subsequently sold in 2014. In addition, we recorded $0.1 million of impairment expense associated with the write down of equipment and ongoing closure costs related to a restaurant which closed in 2012.

See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2015, 2014 and 2013, including the impairments of goodwill and other long‑lived assets.

General and Administrative Expenses ("G&A")

G&A, as a percentage of total revenue, decreased to 5.1% in 2015 from 5.2% in 2014.  The decrease was primarily attributable to an increase in average unit volume partially offset by higher share-based compensation and our continued investment in our infrastructure as we continue to develop more domestic and international restaurants.  In 2015, higher share-based compensation costs were primarily driven by a higher stock price associated with the grants of restricted stock units on January 8, 2015 and achievement of performance criteria related to performance stock units which resulted in approximately $4.7 million of additional expense.  The restricted stock units were granted in conjunction with the execution of certain executive employment contracts and Board of Director grant agreements.

G&A, as a percentage of total revenue, decreased to 5.2% in 2014 from 5.4% in 2013. The decrease was primarily attributable to an increase in average unit volume and lower costs associated with our annual managing partner conference, along with lower marketing and employee separation costs. This decrease was partially offset by higher costs due to our continued investment in our infrastructure and the impact of the extra week in 2013. In 2014, we incurred costs of $1.9 million related to our annual managing partner conference compared to $3.9 million in 2013. Our annual managing partner conference costs were higher in 2013 compared to 2014 primarily due to the location of our conference in conjunction with the 20th anniversary of our first restaurant opening.

Interest Expense, Net

Net interest expense remained relatively flat at $2.0 million in 2015 compared to $2.1 million in 2014 which was relatively flat compared to $2.2 million in 2013.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes  ("ASC 740").   Our effective tax rate decreased to 29.8% in 2015 from 30.0% in 2014 primarily due to higher FICA tip credits as a percentage of pre-tax income.  For 2016, we expect the tax rate to be approximately 30.0%.

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

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year
	2015	2014	2013
Net cash provided by operating activities	$227,941	$191,713	$173,836
Net cash used in investing activities	(173,203)	(124,240)	(111,248)
Net cash used in financing activities	(81,526)	(76,225)	(49,460)
Net (decrease) increase in cash and cash equivalents	$(26,788)	$(8,752)	$13,128

Net cash provided by operating activities was $227.9 million in 2015 compared to $191.7 million in 2014.  The increase was primarily attributed to an increase in net income, depreciation and amortization expense, higher share-based compensation expense and deferred revenue related to gift cards.  The increase in cash flow from operations was primarily driven by an increase in comparable restaurant sales at existing restaurants and the continued opening of new restaurants partially offset by higher commodity inflation, primarily beef.  The increase in deferred revenue related to gift cards was primarily due to higher gift card sales.

Net cash provided by operating activities was $191.7 million in 2014 compared to $173.8 million in 2013. This increase was primarily due to an increase in net income, depreciation and amortization expense and deferred revenue related to gift cards, partially offset by other changes in working capital. The increase in cash flow from operations, particularly depreciation and amortization expense, was driven by the continued opening of new restaurants and an increase in comparable restaurant sales at existing restaurants. The increase in deferred revenue related to gift cards was primarily due to higher gift card sales.

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

Net cash used in investing activities was $173.2 million in 2015 compared to $124.2 million in 2014.  This increase was primarily due to increase spending on capital expenditures related to new restaurant openings along with capital expenditures related to the refurbishment of existing restaurants such as remodeling, room additions and general maintenance.  We opened 29 company restaurants in 2015 compared to 25 restaurants in 2014.  Capital expenditures in 2015 related to restaurant openings in future years was approximately $35.3 million compared to approximately $16.0 million in 2014.

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

We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of December 29, 2015,  130 of the 401 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants (in thousands):

	2015	2014	2013
New company restaurants	$117,283	$78,873	$80,149
Refurbishment of existing restaurants(1)	56,192	46,572	31,329
Total capital expenditures	$173,475	$125,445	$111,478

Restaurant-related repairs and maintenance expense(2)	$20,607	$17,926	$15,865

(1)	Includes minimal capital expenditures related to support center office.
(2)	These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2016, we expect our capital expenditures to be approximately $165.0 to $175.0 million, the majority of which will relate to planned restaurant openings, including approximately 30 restaurant openings in 2016. This amount excludes any cash used for franchise acquisitions. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility. For 2016, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our amended credit facility.

Net cash used in financing activities was $81.5 million in 2015 compared to $76.2 million in 2014.  The increase is primarily due to repayments on the amended revolving credit facility and higher dividend payments partially offset by a decrease in spending on share repurchases.  Dividend payments were higher in 2015 due to the timing of the dividend declaration and payment dates in the first quarter.

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

On May 22, 2014, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012. All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During 2015, we paid approximately $11.4 million to repurchase 321,789 shares of our common stock and we had $74.0 million remaining under our authorized stock repurchase program as of December 29, 2015.

We paid cash dividends of $46.2 million in 2015. On November 19, 2015, our Board of Directors authorized the payment of a regularly quarterly cash dividend of $0.17 per share of common stock to shareholders of record at the close of business on December 16, 2015. This payment was distributed on December 31, 2015. On February 19, 2016, our Board of Directors authorized the payment of a quarterly cash dividend of $0.19 per share of common stock. This payment will be distributed on April 1, 2016 to shareholders of record at the close of business on March 16, 2016. The increase in the dividend per share amount reflects the increase in our regular annual dividend rate from $0.68 per share in 2015 to $0.76 per share in 2016. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

In 2015, we paid distributions of $3.9 million to equity holders of 16 of our majority-owned restaurants. We paid distributions of $3.9 million and $3.1 million to equity holders of 15 of our majority‑owned company restaurants in both 2014 and 2013.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, depending on our leverage ratio. The weighted‑average interest rate for the amended  revolving credit facility at December 29, 2015 and December 30, 2014 was 3.22% and 3.96%, respectively, including the impact of interest rate swaps. At December 29, 2015, we had $25.0 million outstanding under the revolving credit facility and $168.4 million of availability, net of $6.6 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all covenants as of December 29, 2015.

At December 29, 2015, in addition to the amounts outstanding on our amended revolving credit facility, we had one other note payable totaling $0.7 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant.  Our weighted-average effective interest rate at December 29, 2015 was 3.22%, including the impact of the interest rate swap discussed below.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 29, 2015 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$25,694	$144	25,336	214	$—
Interest(1)	676	86	577	13	—
Operating lease obligations	715,390	37,909	76,966	76,135	524,380
Capital obligations	129,380	129,380	—	—	—
Total contractual obligations(2)	$871,140	$167,519	$102,879	$76,362	$524,380

(1)

Uses interest rates as of December 29, 2015 for our variable rate debt.  Additionally, we have assumed that the debt relating to the interest rate swap covering a notional amount totaling $25.0 million remains outstanding after the termination of the interest rate swap.  For the remaining term of the interest rate swap, we calculated interest payments by taking the applicable fixed rate of the interest rate swap plus the 0.875% margin, which was in effect as of December 29, 2015.  After the termination of the interest rate swap, we calculated interest rate payments using the weighted average interest rate of 1.14%, which was the interest rate associated with our amended revolving credit facility at December 29, 2015.  We assumed a constant rate until maturity for our fixed rate debt.

(2)	Unrecognized tax benefits under Accounting Standards Codification ("ASC") 740 are immaterial and, therefore, are excluded from this amount.

The Company has no material minimum purchase commitments with its vendors that extend beyond a year. See notes 4 and 7 to the Consolidated Financial Statements for details of contractual obligations.

Off‑Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off‑balance sheet arrangements.

Guarantees

Effective December 31, 2013, we sold two restaurants, which operated under the name Aspen Creek, located in Irving, TX and Louisville, KY. We assigned the leases associated with these restaurants to the acquirer, but remain contingently liable under the terms of the lease if the acquirer defaults. We are contingently liable for the initial term of the lease and any renewal periods. The Irving lease has an initial term that expires December 2019, along with three five‑year renewals. The Louisville lease has an initial term that expires November 2023, along with three five‑year renewals. The assignment of the Louisville lease releases us from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.

We entered into real estate lease agreements for five restaurant locations, listed in the table below, before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease.

	Lease	Lease
	Assignment Date	Term Expiration
Everett, Massachusetts(1)	September 2002	February 2018
Longmont, Colorado	October 2003	May 2019
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota(1)	February 2006	July 2021
Logan, Utah	January 2009	August 2019

(1)	As discussed in note 12, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five‑year renewals.

As of December 29, 2015 and December 30, 2014, we are contingently liable for $17.2 million and $18.0 million, respectively, for the seven leases discussed above. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 29, 2015 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

Recent Accounting Pronouncements

Revenue Recognition

(Accounting Standards Update 2014‑09, "ASU 2014‑09")

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year), including interim periods within those annual periods, with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees.

Consolidation

(Accounting Standards Update 2015‑02, "ASU 2015‑02")

In February 2015, the FASB issued ASU 2015‑02, Consolidation: Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015‑02 is effective for annual and interim periods beginning after December 15, 2015 (our 2016 fiscal year). A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application.  The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Software Licenses

(Accounting Standards Update 2015-05, "ASU 2015-05")

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license.  ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015 (our 2016 fiscal year).  The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Inventory

(Accounting Standards Update 2015-11, "ASU 2015-11")

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 (our 2017 fiscal year) including interim periods within those annual periods.  We do not expect the standard to have a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

Deferred Taxes

(Accounting Standards Update 2015-17, "ASU 2015-17")

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 (our 2017 fiscal year), including interim periods within those annual periods.  Early adoption is permitted as of the beginning of an interim or annual reporting period.  Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Impairment of Long‑lived Assets.  We evaluate long‑lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12‑month cash flow results below $300,000 at the individual restaurant level signals a potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations for future sales growth. We limit assumptions about important factors such as trend of future operations and sales growth to those that are supportable based upon our plans for the restaurant and actual results at comparable restaurants. Both qualitative and quantitative information are considered when evaluating for potential impairments. As we assess the ongoing expected cash flows and carrying amounts of our long‑lived assets, these factors could cause us to realize a material impairment charge.

If assets are determined to be impaired, we measure the impairment charge by calculating the amount by which the asset carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. We generally measure estimated fair value by independent third party appraisal or discounting estimated future cash flows. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. If these assumptions change in the future, we may be required to record impairment charges for these assets.

At December 29, 2015, we had 10 restaurants whose trailing 12‑month cash flows did not meet the $300,000 threshold. However, the future undiscounted cash flows from operating each of these restaurants over their remaining estimated useful lives exceeded the $18.0 million remaining carrying value of their assets and no assets were determined to be impaired.

See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2015, 2014 and 2013, including the impairments of goodwill and other long‑lived assets.

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

At December 29, 2015, we had 65 reporting units, primarily at the restaurant level, with allocated goodwill of $116.6 million. The average amount of goodwill associated with each reporting unit is $1.7 million with six reporting units having goodwill in excess of $4.0 million. We did not record any impairment charges as a result of our annual impairment analysis in 2015.  Based on our estimate of fair value, we are currently monitoring two restaurants with total goodwill of $4.9 million and excess fair value over net book value of 12.9% for potential impairment. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. The fair value of each of our other reporting units was substantially in excess of their respective carrying values as of the 2015 goodwill impairment test. See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2015, 2014 and 2013, including the impairments of goodwill and other long‑lived assets.

Insurance Reserves.  We self‑insure a significant portion of expected losses under our health, workers compensation, general liability, employment practices liability and property insurance programs. We purchase insurance for individual claims that exceed the retention amounts listed below:

Employment practices liability/Class Action	$ 250,000	/	$2,000,000
Workers compensation	$350,000
General liability	$250,000
Employee healthcare	$250,000

In addition, we purchase property insurance for claims that exceed $50,000 after an aggregate deductible of $250,000.

We record a liability for unresolved claims and for an estimate of incurred but not reported claims based on estimates provided by management, a third party administrator and/or an actuary. Our estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. We also monitor actuarial observations of historical claim development for the industry. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

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

Leases and Leasehold Improvements.  We lease land, buildings and/or certain equipment for the majority of our restaurants under non‑cancelable lease agreements. Our land and/or building leases typically have initial terms ranging from ten to 15 years, and certain renewal options for one or more five‑year periods. We account for leases in accordance with ASC 840, Leases, and other related authoritative guidance. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.

Certain of our operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, we recognize the related rent expense on a straight‑line basis over the lease term and record the difference between the amounts charged to operations and amounts paid as deferred rent. We generally do not receive rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease. We may receive rent holidays, which would begin on the possession date and end when the lease commences, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight‑line rent expense.

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

The judgment regarding the probable term for each restaurant property lease impacts the classification and accounting for a lease as capital or operating, the rent holiday and/or escalation in payments that are taken into consideration when calculating straight‑line rent and the term over which leasehold improvements for each restaurant are amortized. The material factor we consider when making this judgment is the total amount invested in the restaurant at the inception of the lease and whether management believes that renewal appears reasonably assured. While a different term may produce materially different amounts of depreciation, amortization and rent expense than reported, our historical lease renewal rates support the judgments made. We have not made any changes to the nature of the assumptions used to account for leases in any of the fiscal years presented in our consolidated financial statements.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At December 29, 2015, we had $25.0 million outstanding under the amended revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had notes payable totaling $0.7 million with fixed interest rate ranging of 10.46%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.3 million after the impact of the interest rate swap as described below.

On January 7, 2009, we entered into an interest rate swap, starting February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a

$25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility. Under the terms of the swap, we pay a fixed rate of 2.34% on the $25.0 million notional amount and receive payments from the counterparty based on the one month LIBOR rate for a term ending on January 7, 2016, effectively resulting in a fixed rate LIBOR component of the $25.0 million notional amount.

By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high‑quality counterparties whose credit rating is evaluated on a quarterly basis. Our counterparty in the interest rate swaps is JP Morgan Chase Bank, N.A.

In an effort to secure high quality, low cost ingredients used in the products sold in our restaurants, we employ various purchasing and pricing contract techniques.  When purchasing certain types of commodities, we may be subject to prevailing market conditions resulting in unpredictable price volatility.  For certain commodities, we may also enter into contracts for terms of one year or less that are either fixed price agreements or fixed volume agreements where the price is negotiated with reference to fluctuating market prices.  We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short‑term financial results could be negatively affected.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 29, 2015.

Changes in internal control

During the fourth quarter of 2015, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Under Section 404 of the Sarbanes‑Oxley Act of 2002, our management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a‑15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2015.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10‑K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 29, 2015 as stated in their report at F‑2.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" in the Proxy Statement for the 2016 Annual Meeting of Stockholders.

Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding corporate governance of the Company is incorporated herein by reference to the information set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 8, 2016.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 8, 2016.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 8, 2016.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately April 8, 2016.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Consolidated Financial Statements

2.Financial Statement Schedules

Omitted due to inapplicability or because required information is shown in the Company’s Consolidated Financial Statements or notes thereto.

3.Exhibits

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))
4.1

Registration Rights Agreement, dated as of May 7, 2004, among Registrant and others (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.1*	Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑8 of Registrant (File No. 333‑121241))
10.2	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))
10.3

Form of Limited Partnership Agreement and Operating Agreement for certain company‑managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.4

Lease Agreement dated as of November 1999, by and between TEAS II, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.5

Lease Agreement dated as of January 10, 2005 by and between TEAS IV, Inc. and Roadhouse of Bossier City, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.6

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.7

Schedule of the owners of company‑managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 29, 2015 the form of which is set forth in Exhibit 10.3 of this Form 10‑K

Exhibit No.	Description
10.8

Schedule of the directors, executive officers and 5% stockholders which have entered into License Agreements, Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 29, 2015 the form of which is set forth in Exhibit 10.6 of this Form 10‑K

10.9

Amended and Restated Credit Agreement, dated as of August 12, 2011, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated August 17, 2011 (File No. 000‑50972))

10.10

Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty, dated as of November 1, 2013, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated November 1, 2013 (File No. 000‑50972))

10.11

Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 27, 2006) (File No. 000‑50972))

10.12

First Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated December 18, 2006 between Paragon Centre Holdings LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10‑K for the year ended December 26, 2006) (File No. 000‑50972))

10.13

Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 26, 2007) (File No. 000‑50972)

10.14

Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 25, 2007) (File No. 000‑50972)

10.15

Fourth Amendment dated July 22, 2009, and Fifth Amendment dated November 15, 2013, to Amended and Restated Lease Agreement (Two Paragon Centre) between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.16*

Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10‑K for the year ended December 25, 2007 (File No. 000‑50972))

10.17*

Form of First Amendment to Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan with non‑management directors (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10‑K for the year ended December 30, 2008 (File No. 000‑50972))

10.18*

Amendment to Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10‑K for the year ended December 30, 2008 (File No. 000‑50972))

10.19*

Amended and Restated Employment Agreement between Registrant and G. Price Cooper, IV entered into as of January 8, 2010 (incorporated by reference to Exhibit 10.33 to Registrant’s Current Report on Form 8‑K dated August 18, 2011 (File No. 000‑50972))

10.20*

Amended and Restated Employment Agreement between Registrant and W. Kent Taylor, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10‑K for the year ended December 27, 2011 (File No. 000‑50972))

10.21*

Amended and Restated Employment Agreement between Registrant and Scott M. Colosi, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10‑K for the year ended December 27, 2011 (File No. 000‑50972))

10.22*

Amended and Restated Employment Agreement between Registrant and Steven L. Ortiz, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10‑K for the year ended December 27, 2011 (File No. 000‑50972))

Exhibit No.	Description
10.23*

Amended and Restated Employment Agreement between Registrant and G. Price Cooper, IV, entered into as of January 8, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10‑K for the year ended December 27, 2011 (File No. 000‑50972))

10.24*

First Amendment to Amended and Restated Employment Agreement between the Registrant and W. Kent Taylor, entered into as of November 30, 2012 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013 (File No. 000‑50972))

10.25*

First Amendment to Amended and Restated Employment Agreement between the Registrant and Scott M. Colosi, entered into as of November 30, 2012 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013 (File No. 000‑50972))

10.26*

First Amendment to Amended and Restated Employment Agreement between the Registrant and Steve L. Ortiz, entered into as of November 30, 2012 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013 (File No. 000‑50972))

10.27*

First Amendment to Amended and Restated Employment Agreement between the Registrant and G. Price Cooper, IV, entered into as of November 30, 2012 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013 (File No. 000‑50972))

10.28*

Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013 (File No. 000‑50972))

10.29*

Form of Restricted Stock Award under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 25, 2013 (File No. 000‑50972))

10.30*

Texas Roadhouse, Inc. Cash Bonus Plan for cash incentive awards granted pursuant to the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 25, 2013 (File No. 000‑50972))

10.31*

Employment Agreement between the Registrant and Celia Catlett entered into as of January 15, 2014 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013 (File No. 000‑50972))

10.32*

Employment Agreement between the Registrant and W. Kent Taylor, entered into as of January 8, 2015 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.33*

Employment Agreement between the Registrant and Scott M. Colosi, entered into as of January 8, 2015 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.34*

Employment Agreement between the Registrant and G. Price Cooper, IV, entered into as of January 8, 2015 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.35*

Employment Agreement between the Registrant and Celia Catlett, entered into as of January 8, 2015 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.36*	Form of Performance Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan
10.37*

Amended and Restated Form of Restricted Stock Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan for officers (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.38*

Amended and Restated Form of Restricted Stock Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan for non‑officers (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.39*

Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

Exhibit No.	Description
10.40*

Third Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., effective January 1, 2010 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.41*

Member Interest Purchase Agreement dated November 26, 2014 by and among Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Roadhouse of New Berlin, LLC, Roadhouse of New Berlin Holdings, Inc., Gerard J. Hart, Jim Broyles, Zitro Partners, LTD and Steven Ortiz (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K dated November 26, 2014 (File 000‑50972))

10.42	Lease agreement dated December 11, 2012 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC
10.43	First Amendment to Lease Agreement dated January 10, 2013 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC
10.44	Second Amendment to Lease Agreement dated February 11, 2015 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC
10.45	Third Amendment to Lease Agreement dated January 26, 2016 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC
10.46*	Employment agreement between the Registrant and S. Chris Jacobsen, entered into as of February 11, 2016
10.47*	Form of Nonqualified Stock Option Agreement under Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10‑K for the year ended December 29, 2015, filed February 26, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10‑K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS ROADHOUSE, INC.

By:	/s/ W. Kent Taylor
W. Kent Taylor
Chairman of the Company, Chief Executive
Officer, Director
Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Kent Taylor W. Kent Taylor	Chairman of the Company, Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2016

/s/ Scott M. Colosi Scott M. Colosi	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016

/s/ Gregory N. Moore Gregory N. Moore	Director	February 26, 2016

/s/ James F. Parker James F. Parker	Director	February 26, 2016

/s/ James R. Ramsey James R. Ramsey	Director	February 26, 2016

/s/ Kathy Widmer Kathy Widmer	Director	February 26, 2016

/s/ James R. Zarley James R. Zarley	Director	February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Texas Roadhouse, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 29, 2015 and December 30, 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 29, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 29, 2015 and December 30, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 29, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Roadhouse, Inc.’s internal control over financial reporting as of  December 29, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Texas Roadhouse, Inc.:

We have audited the internal control over financial reporting of Texas Roadhouse, Inc. as of December 29, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Roadhouse, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Texas Roadhouse Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Texas Roadhouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 29, 2015 and December 30, 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 29, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky

February 26, 2016

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 29,	December 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$59,334	$86,122
Receivables, net of allowance for doubtful accounts of $6 at December 29, 2015 and $10 at December 30, 2014	45,421	34,023
Inventories, net	15,633	14,256
Prepaid income taxes	53	—
Prepaid expenses	11,295	10,552
Deferred tax assets, net	2,077	2,773
Total current assets	133,813	147,726
Property and equipment, net of accumulated depreciation of $395,886 at December 29, 2015 and $347,222 at December 30, 2014	751,288	649,637
Goodwill	116,571	116,571
Intangible assets, net	4,827	6,203
Other assets	26,207	23,005
Total assets	$1,032,706	$943,142
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$144	$129
Accounts payable	50,996	43,585
Deferred revenue-gift cards	101,274	79,462
Accrued wages	36,233	30,375
Income taxes payable	90	1,583
Accrued taxes and licenses	18,779	17,592
Dividends payable	11,919	10,443
Other accrued liabilities	37,207	32,802
Total current liabilities	256,642	215,971
Long-term debt, excluding current maturities	25,550	50,693
Stock option and other deposits	7,041	6,005
Deferred rent	31,493	26,964
Deferred tax liabilities, net	6,402	6,004
Other liabilities	28,396	22,549
Total liabilities	355,524	328,186
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 70,091,203 and 69,628,781 shares issued and outstanding at December 29, 2015 and December 30, 2014, respectively)	70	70
Additional paid-in-capital	201,023	189,168
Retained earnings	468,678	419,436
Accumulated other comprehensive loss	(109)	(782)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	669,662	607,892
Noncontrolling interests	7,520	7,064
Total equity	677,182	614,956
Total liabilities and equity	$1,032,706	$943,142

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2015	2014	2013
Revenue:
Restaurant sales	$1,791,446	$1,568,556	$1,410,118
Franchise royalties and fees	15,922	13,592	12,467
Total revenue	1,807,368	1,582,148	1,422,585
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	644,001	553,144	492,306
Labor	524,203	459,119	411,394
Rent	37,183	33,174	28,978
Other operating	275,296	246,339	224,882
Pre-opening	19,116	18,452	17,891
Depreciation and amortization	69,694	59,179	51,562
Impairment and closure	974	636	399
Gain on sale of other concept	—	—	(1,800)
General and administrative	92,336	81,656	77,258
Total costs and expenses	1,662,803	1,451,699	1,302,870
Income from operations	144,565	130,449	119,715
Interest expense, net	1,959	2,084	2,201
Equity income from investments in unconsolidated affiliates	(1,641)	(1,602)	(713)
Income before taxes	$144,247	$129,967	$118,227
Provision for income taxes	42,986	38,990	34,140
Net income including noncontrolling interests	$101,261	$90,977	$84,087
Less: Net income attributable to noncontrolling interests	4,367	3,955	3,664
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$96,894	$87,022	$80,423
Other comprehensive income (expense), net of tax:
Unrealized gain on derivatives, net of tax of $513, $513 and $511, respectively	817	808	809
Foreign currency translation adjustment, net of tax of ($91), $39 and $-, respectively	(144)	62	—
Total other comprehensive income, net of tax	673	870	809
Total comprehensive income	$97,567	$87,892	$81,232
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.38	$1.25	$1.15
Diluted	$1.37	$1.23	$1.13
Weighted average shares outstanding:
Basic	70,032	69,719	70,089
Diluted	70,747	70,608	71,362
Cash dividends declared per share	$0.68	$0.60	$0.48

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 25, 2012	68,977,045	$69	$199,967	$327,509	$(2,461)	$525,084	$5,653	$530,737
Net income	—	—	—	80,423	—	80,423	3,664	84,087
Other comprehensive income	—	—	—	—	809	809	—	809
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,116)	(3,116)
Noncontrolling interests liquidation adjustments	—	—	36	—	—	36	—	36
Dividends declared and paid ($0.48 per share)	—	—	—	(33,742)	—	(33,742)	—	(33,742)
Shares issued under share-based compensation plans including tax effects	2,165,391	2	20,026	—	—	20,028	—	20,028
Repurchase of shares of common stock	(461,600)	(1)	(12,760)	—	—	(12,761)	—	(12,761)
Indirect repurchase of shares for minimum tax withholdings	(328,579)	—	(6,958)	—	—	(6,958)	—	(6,958)
Share-based compensation	—	—	14,740	—	—	14,740	—	14,740
Balance, December 31, 2013	70,352,257	$70	$215,051	$374,190	$(1,652)	$587,659	$6,201	$593,860
Net income	—	—	—	87,022	—	87,022	3,955	90,977
Other comprehensive income	—	—	—	—	870	870	—	870
Noncontrolling interests contribution	—	—	—	—	—	—	764	764
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,856)	(3,856)
Noncontrolling interests liquidation adjustments	—	—	25	—	—	25	—	25
Noncontrolling interest acquisition	—	—	(653)	—	—	(653)	—	(653)
Dividends declared and paid ($0.45 per share)	—	—	—	(31,333)	—	(31,333)	—	(31,333)
Dividends declared ($0.15 per share)	—	—	—	(10,443)	—	(10,443)	—	(10,443)
Shares issued under share-based compensation plans including tax effects	1,169,181	2	8,163	—	—	8,165	—	8,165
Issuance of shares for franchise acquisition	40,699	—	1,284	—	—	1,284	—	1,284
Repurchase of shares of common stock	(1,675,000)	(2)	(42,742)	—	—	(42,744)	—	(42,744)
Indirect repurchase of shares for minimum tax withholdings	(258,356)	—	(6,843)	—	—	(6,843)	—	(6,843)
Share-based compensation	—	—	14,883	—	—	14,883	—	14,883
Balance, December 30, 2014	69,628,781	$70	$189,168	$419,436	$(782)	$607,892	$7,064	$614,956
Net income	—	—	—	96,894	—	96,894	4,367	101,261
Other comprehensive income	—	—	—	—	673	673	—	673
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,911)	(3,911)
Noncontrolling interests liquidation adjustments	—	—	22	—	—	22	—	22
Dividends declared and paid ($0.51 per share)	—	—	—	(35,733)	—	(35,733)	—	(35,733)
Dividends declared ($0.17 per share)	—	—	—	(11,919)	—	(11,919)	—	(11,919)
Shares issued under share-based compensation plans including tax effects	1,030,184	1	8,976	—	—	8,977	—	8,977
Repurchase of shares of common stock	(321,789)	(1)	(11,396)	—	—	(11,397)	—	(11,397)
Indirect repurchase of shares for minimum tax withholdings	(245,973)	—	(8,572)	—	—	(8,572)	—	(8,572)
Share-based compensation	—	—	22,825	—	—	22,825	—	22,825
Balance, December 29, 2015	70,091,203	$70	$201,023	$468,678	$(109)	$669,662	$7,520	$677,182

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	December 29,	December 30,	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interests	$101,261	$90,977	$84,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,694	59,179	51,562
Deferred income taxes	411	(480)	(947)
Loss on disposition of assets	5,455	4,987	3,794
Gain on sale of other concept	—	—	(1,800)
Impairment and closure costs	974	626	278
Equity income from investments in unconsolidated affiliates	(1,641)	(1,602)	(713)
Distributions of income received from investments in unconsolidated affiliates	502	541	444
Provision for doubtful accounts	(4)	6	86
Share-based compensation expense	22,825	14,883	14,740
Changes in operating working capital:
Receivables	(11,395)	(8,634)	(9,063)
Inventories	(1,377)	(2,278)	(1,057)
Prepaid expenses	(743)	(277)	(3,066)
Other assets	(2,276)	(1,231)	(4,720)
Accounts payable	7,611	5,366	5,712
Deferred revenue—gift cards	21,812	16,660	9,555
Accrued wages	5,858	1,381	3,964
Excess tax benefits from share-based compensation	(4,540)	(2,885)	(4,887)
Prepaid income taxes and income taxes payable	2,994	5,128	7,931
Accrued taxes and licenses	1,187	158	4,088
Other accrued liabilities	1,991	4,905	5,891
Deferred rent	4,529	3,222	3,453
Other liabilities	2,813	1,081	4,504
Net cash provided by operating activities	227,941	191,713	173,836
Cash flows from investing activities:
Capital expenditures—property and equipment	(173,475)	(125,445)	(111,478)
Investment in unconsolidated affiliates	—	—	(1,180)
Proceeds from sale of other concept, net	—	—	1,387
Proceeds from sale of property and equipment, including insurance proceeds	272	1,205	23
Net cash used in investing activities	(173,203)	(124,240)	(111,248)
Cash flows from financing activities:
Repayments of revolving credit facility	(25,000)	—	—
Proceeds from financing lease obligation	3,000	—	—
Repurchase of shares of common stock	(11,397)	(42,744)	(12,761)
Proceeds from noncontrolling interest contributions and other	—	764	—
Payment of debt assumed, net of cash acquired, in acquisition of noncontrolling interest	—	(1,050)	—
Distributions to noncontrolling interest holders	(3,911)	(3,856)	(3,116)
Excess tax benefits from share-based compensation	4,540	2,885	4,887
Proceeds from stock option and other deposits, net	1,422	1,083	593
Indirect repurchase of shares for minimum tax withholdings	(8,572)	(6,843)	(6,958)
Principal payments on long-term debt and capital lease obligations	(128)	(411)	(369)
Proceeds from exercise of stock options	4,696	5,280	15,141
Dividends paid to shareholders	(46,176)	(31,333)	(46,877)
Net cash used in financing activities	(81,526)	(76,225)	(49,460)
Net (decrease) increase in cash and cash equivalents	(26,788)	(8,752)	13,128
Cash and cash equivalents—beginning of year	86,122	94,874	81,746
Cash and cash equivalents—end of year	$59,334	$86,122	$94,874
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,321	$2,374	$2,400
Income taxes paid	$39,581	$34,342	$27,156
Capital expenditures included in current liabilities	$3,726	$1,115	$1,383

Supplemental schedule of noncash financing activities:
Stock acquisition of noncontrolling interest in franchise restaurant	$—	1,284	—

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

The accompanying Consolidated Financial Statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly‑owned subsidiaries and subsidiaries in which we own more than a 50 percent interest (collectively, the "Company," "we," "our" and/or "us") as of and for the 52 weeks ended December 29, 2015 and December 30, 2014.

As of December 29, 2015, we owned and operated 401 restaurants and franchised an additional 82 restaurants in 49 states and four foreign countries. Of the 401 company-owned restaurants that were operating at December 29, 2015, 385 were wholly‑owned and 16 were majority‑owned.

As of December 30, 2014, we owned and operated 372 restaurants and franchised an additional 79 restaurants in 49 states and four foreign countries. Of the 372 company-owned restaurants that were operating at December 30, 2014, 356 were wholly‑owned and 16 were majority-owned.

(2) Summary of Significant Accounting Policies

(a)  Principles of Consolidation

As of December 29, 2015 and December 30, 2014, we owned a 5.0% to 10.0% equity interest in 24 and 23 restaurants, respectively. Additionally, as of December 29, 2015 and December 30, 2014, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method. While we exercise significant control over these Texas Roadhouse franchise restaurants, we do not consolidate their financial position, results of operations or cash flows as it is immaterial to our consolidated financial position, results of operations and/or cash flows.  Our investments in these unconsolidated affiliates are included in Other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

(b)  Fiscal Year

We utilize a 52 or 53 week accounting period that ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks.  Fiscal years 2015 and 2014 were 52 weeks in length. Fiscal year 2013 was 53 weeks in length.  In fiscal 2013, the 53rd week added approximately $32.0 million to restaurant sales and total revenues and an estimated $0.03 to $0.04 to diluted earnings per share in our consolidated statements of income and comprehensive income.

(c)  Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Book overdrafts are recorded in accounts payable and are included within operating cash flows. Cash and cash equivalents also included receivables from credit card companies, which amounted to $7.7 million and $7.0 million at December 29, 2015 and December 30, 2014, respectively, because the balances are settled within two to three business days.

(d)  Receivables

Receivables consist principally of amounts due from retail gift card providers, certain franchise restaurants for reimbursement of labor costs, pre‑opening and other expenses, and franchise restaurants for royalty fees.

Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write‑off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 120 days and a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(e)  Inventories

Inventories, consisting principally of food, beverages and supplies, are valued at the lower of cost (first‑in, first‑out) or market.

(f)  Pre‑opening Expenses

Pre-opening expenses are charged to operations as incurred. These costs include opening team and training compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses incurred prior to a restaurant opening for business.

(g)  Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed on property and equipment, including assets located on leased properties, over the shorter of the estimated useful lives of the related assets or the underlying lease term using the straight‑line method. In some cases, assets on leased properties are depreciated over a period of time which includes both the initial term of the lease and one or more option periods. See note 2(p) for further discussion of leases and leasehold improvements.

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

Repairs and maintenance expense amounted to $20.6 million, $17.9 million and $15.9 million for the years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively. These costs are included in other operating costs in our consolidated statements of income and comprehensive income.

(h)  Impairment of Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired.  In accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other ("ASC 350"), we perform tests to assess potential impairments at the end of each fiscal year or during the year if an event or other circumstance indicates that goodwill may be impaired.  Our assessment is performed at the reporting unit level, which is at the individual restaurant level.  In the first step of the review process, we compare the estimated fair value of the restaurant with its carrying value, including goodwill.  If the estimated fair value of the restaurant exceeds its carrying amount, no further analysis is needed.  If the estimated fair value of the restaurant is less than its carrying amount, the second step of the review process requires the calculation of the implied fair value of the goodwill by allocating the estimated fair value of the restaurant to all of the assets and liabilities of the restaurant as if it had been acquired in a business combination.  If the carrying value of the goodwill associated with the restaurant exceeds the implied fair value of the goodwill, an impairment loss is recognized for that excess amount.

The valuation approaches used to determine fair value are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate revenue growth rates, operating margins, weighted average cost of capital and comparable company and acquisition market multiples.  In estimating the fair value using the capitalization of earnings method or discounted cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value.  Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants.  When

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact fair value.  The judgments and assumptions used are consistent with what we believe hypothetical market participants would use.  However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments.  If the estimates used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

In both 2015 and 2013, as a result of our annual goodwill impairment analysis, we determined that there was no goodwill impairment.  In 2014, as a result of our annual goodwill impairment analyses, we recorded goodwill impairment charges of $0.6 million, as discussed further in note 15.  Refer to note 6 for additional information related to goodwill and intangible assets.

(i)  Other Assets

Other assets consist primarily of deferred compensation plan assets, investments in foreign operations, deposits and costs related to the issuance of debt. The debt issuance costs are being amortized to interest expense over the term of the related debt. For further discussion of the deferred compensation plan, see note 14.

(j)  Impairment or Disposal of Long‑lived Assets

In accordance with ASC 360-10-05, Property, Plant and Equipment, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  When we evaluate restaurants, cash flows are the primary indicator of impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results below $300,000 at the individual restaurant level signals potential impairment.  In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth.  Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants.   If the carrying amount of the restaurant exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the assets.  We generally measure fair value by independent third party appraisal or discounting estimated future cash flows. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use.  We also use a discount rate that is commensurate with the risk inherent in the projected cash flows.  The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. In both 2015 and 2014, as a result of our impairment analysis, we determined that there was no impairment.  In 2013, we recorded $0.2 million of impairment related to one previously closed restaurant.  For further discussion regarding closures and impairments recorded in 2015, 2014 and 2013, including the impairments of goodwill and other long-lived assets, refer to note 15.

(k)  Insurance Reserves

We self‑insure a significant portion of expected losses under our workers compensation, general liability, employment practices liability, property insurance and employee healthcare programs. We purchase insurance for individual claims that exceed the retention amounts listed below:

Employment practices liability/Class Action	$ 250,000	/	$2,000,000
Workers compensation	$350,000
General liability	$250,000
Employee healthcare	$250,000

In addition, we purchase property insurance for claims that exceed $50,000 after an aggregate deductible of $250,000.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

We record a liability for unresolved claims and for an estimate of incurred but not reported claims based on estimates provided by management, a third party administrator and/or actuary. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

(l)  Segment Reporting

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long‑term expected financial performance characteristics. As of December 29, 2015, we operated 401 restaurants, each as a single operating segment, and franchised an additional 82 restaurants. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue.

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

We franchise Texas Roadhouse restaurants. We execute franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. We collect ongoing royalties of 2.0% to 4.0% of sales from our domestic franchisees, along with royalties paid to us by our international franchisees.  These ongoing royalties are reflected in the accompanying consolidated statements of income and comprehensive income as franchise royalties and fees. We recognize initial franchise fees as franchise royalties and fees after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant.  We received initial franchise fees of $0.3 million, $0.6 million and $0.1 million for the years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.  Continuing franchise royalties are recognized as revenue as the fees are earned. We also enter into area development agreements for the development of international Texas Roadhouse restaurants.  Upfront fees from development agreements are deferred and recognized as franchise royalties and fees on a pro-rata basis as restaurants under the development agreement are opened.  We also perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Total revenue from supervisory and administrative services recorded for the years ended December 29, 2015, December 30, 2014 and December 31, 2013 was approximately $0.9 million, $0.9 million and $0.7 million, respectively.

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

(o)  Advertising

We have a domestic system‑wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund’s activity for the years ended December 29, 2015, December 30, 2014 and December 31, 2013. Domestic company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. These reimbursements do not exceed the costs incurred by the advertising fund throughout the year associated with various marketing programs which are developed internally by us. Therefore, the net amount of the advertising costs incurred less amounts remitted by company and franchise restaurants is included in general and administrative expense in our consolidated statements of income and comprehensive income.

Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income.  These costs and the company-owned restaurant contribution amounted to approximately $11.7 million, $10.8 million and $10.1 million for the years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

(p)  Leases and Leasehold Improvements

We lease land and buildings for the majority of our restaurants under non‑cancelable lease agreements. Our land and/or building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more five‑year periods. We account for leases in accordance with ASC 840, Leases, and other related authoritative guidance. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.

Certain of our operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, we recognize the related rent expense on a straight‑line basis over the lease term and record the difference between the amounts charged to operations and amounts paid as deferred rent. We generally do not receive rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease. We may receive rent holidays, which would begin on the possession date and end when the lease commences, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight‑line rent expense.

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

The judgment regarding the probable term for each restaurant property lease impacts the classification and accounting for a lease as capital or operating, the rent holiday and/or escalation in payments that are taken into consideration when calculating straight‑line rent and the term over which leasehold improvements for each restaurant are amortized. The material factor we consider when making this judgment is the total amount invested in the restaurant at the inception of the lease and whether management believes that renewal appears reasonably assured. While a different term may produce materially different amounts of depreciation, amortization and rent expense than reported, our historical lease renewal rates support the judgments made. We have not made any changes to the nature of the assumptions used to account for leases in any of the fiscal years presented in our consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Sale leasebacks are transactions through which assets (such as restaurant properties) are sold at fair value and subsequently leased back.  The resulting leases generally qualify and are accounted for as operating leases.  Financing leases are generally the product of a sale leaseback transaction that does not meet the criteria for sale leaseback accounting.  The result of a financing lease is the retention of the “sold” assets within land, building and equipment with a financing lease obligation equal to the amount of proceeds received recorded as a component of other liabilities on our consolidated balance sheets.

(q)  Use of Estimates

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenue and expenses during the period to prepare these consolidated financial statements in conformity with generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, leases and leasehold improvements and income taxes. Actual results could differ from those estimates.

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

(t)  Derivative Instruments and Hedging Activities

We do not use derivative instruments for trading purposes. Currently, our only free standing derivative instrument is one interest rate swap agreement.

We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values.  The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship.  Our current derivative has been designated and qualifies as a cash flow hedge.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  There was no hedge ineffectiveness recognized during the years ended December 29, 2015, December 30, 2014 and December 31, 2013.

(u)  Reclassifications

Certain prior year amounts have been reclassified in our consolidated financial statements to conform with current year presentation.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(v)  Recent Accounting Pronouncements

Revenue Recognition

(Accounting Standards Update 2014‑09, "ASU 2014‑09")

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year), including interim periods within those annual periods, with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees.

Consolidation
(Accounting Standards Update 2015-02, "ASU 2015-02")

ln February 2015, the FASB issued ASU 2015-02 ,  Consolidation: Amendments to the Consolidation Analysis,  which changes the analysis that a  reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15,  2015 (our 2016 fiscal year). A  reporting entity may apply the amendments using a  modified retrospective approach or a  full retrospective application. The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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

Inventory

(Accounting Standards Update 2015-11, "ASU 2015-11")

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 (our 2017 fiscal year) including interim periods within those annual periods.  We do not expect the standard to have a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

Deferred Taxes

(Accounting Standards Update 2015-17, "ASU 2015-17")

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 (our 2017 fiscal year), including interim periods within those annual periods.  Early adoption is permitted as of the beginning of an interim or annual reporting period.  Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(3) Acquisitions

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

Pursuant to the purchase agreement, we issued 40,699 shares of common stock valued at $1.3 million in exchange for the remaining ownership interests.  The acquisition was accounted for as an equity transaction as defined in ASC 810, Consolidation – Overall ("ASC 810").  The difference between the $1.3 million in consideration paid and the book value of the noncontrolling interest in the unconsolidated affiliate of $0.7 million was recorded as a debit to equity. In conjunction with this acquisition, we received $0.2 million of cash and paid off outstanding debt related to the franchise restaurant of $1.3 million.

(4) Long‑term Debt

Long‑term debt consisted of the following:

	December 29,	December 30,
	2015	2014
Installment loan, due 2016 - 2020	$694	$822
Revolver	25,000	50,000
	25,694	50,822
Less current maturities	144	129
	$25,550	$50,693

Maturities of long‑term debt at December 29, 2015 are as follows:

2016	$144
2017	159
2018	25,177
2019	196
2020	18
Thereafter	—
$25,694

The weighted average interest rate for installment loans outstanding at both December 29, 2015 and December 30, 2014 was 10.46%. The debt is secured by certain land and buildings and is subject to certain prepayment penalties.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted‑average interest rate for the amended revolving credit facility at December 29, 2015 and December 30, 2014 was 3.22% and 3.96%, respectively, including the impact of interest rate swaps. At December

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

29, 2015, we had $25.0 million outstanding under the amended revolving credit facility and $168.4 million of availability, net of $6.6 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all covenants as of December 29, 2015.

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility.  Under the terms of the swap, we paid a fixed rate of 3.83% on the $25.0 million notional amount and received payments from the counterparty based on the one month LIBOR for a term ending on November 7, 2015, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

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

(5) Property and Equipment, Net

Property and equipment were as follows:

	December 29,	December 30,
	2015	2014
Land and improvements	$109,939	$105,055
Buildings and leasehold improvements	588,095	519,905
Equipment and smallwares	305,580	262,036
Furniture and fixtures	93,904	80,637
Construction in progress	40,496	20,730
Liquor licenses	9,160	8,496
	1,147,174	996,859
Accumulated depreciation and amortization	(395,886)	(347,222)
	$751,288	$649,637

The amount of interest capitalized in connection with restaurant construction was approximately $0.7 million, $0.7 million and $0.5 million for the years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(6) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 31, 2013 (1)	117,197	7,876
Additions	—	—
Amortization expense	—	(1,673)
Disposals and other, net	—	—
Impairment	(626)	—
Balance as of December 30, 2014	116,571	6,203
Additions	—	—
Amortization expense	—	(1,376)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 29, 2015	116,571	4,827

(1)	Net of $4.2 million of accumulated goodwill impairment losses.

Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 29, 2015 were $15.4 million and $10.5 million, respectively. As of December 30, 2014, the gross carrying amount and accumulated amortization of the intangible assets was $15.4 million and $9.2 million. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant.  Amortization expense for the next five years is expected to range from $0.4 million to $1.2 million. In 2014, as a result of our goodwill and/or long-lived impairment analysis, we determined that goodwill related to a certain restaurant was impaired as discussed in note 14.

(7) Leases

The following is a schedule of future minimum lease payments required for operating leases that have initial or remaining non-cancellable terms in excess of one year as of December 29, 2015:

Operating
Leases
2016	$37,909
2017	38,397
2018	38,568
2019	38,586
2020	37,549
Thereafter	524,380
Total	$715,389

Rent expense for operating leases consisted of the following:

	December 29, 2015	December 30, 2014	December 31, 2013
Minimum rent—occupancy	$36,104	$32,288	$28,191
Contingent rent	1,079	886	787
Rent expense, occupancy	37,183	33,174	28,978
Minimum rent—equipment and other	3,952	3,724	3,502
Rent expense	$41,135	$36,898	$32,480

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(8) Income Taxes

Components of our income tax (benefit) and provision for the years ended December 29, 2015, December 30, 2014 and December 31, 2013 are as follows:

	Fiscal Year Ended
	December 29, 2015	December 30, 2014	December 31, 2013
Current:
Federal	$33,403	$31,176	$28,648
State	8,821	7,913	6,439
Foreign	351	381	—
Total current	42,575	39,470	35,087
Deferred:
Federal	274	(379)	(919)
State	137	(101)	(28)
Total deferred	411	(480)	(947)
Income tax provision	$42,986	$38,990	$34,140

Our pre-tax income is substantially derived from domestic restaurants.

A reconciliation of the statutory federal income tax rate to our effective tax rate for December 29, 2015, December 30, 2014 and December 31, 2013 is as follows:

	December 29, 2015	December 30, 2014	December 31, 2013

Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.5	3.5
FICA tip tax credit	(7.2)	(6.9)	(6.5)
Work opportunity tax credit	(0.9)	(1.0)	(1.7)
Incentive stock options	(0.2)	(0.2)	(0.7)
Nondeductible officer compensation	0.1	0.2	0.4
Net income attributable to noncontrolling interests	(1.0)	(1.0)	(1.1)
Other	0.5	0.4	—
Total	29.8%	30.0%	28.9%

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Components of deferred tax assets (liabilities) are as follows:

	December 29, 2015	December 30, 2014
Deferred tax assets:
Insurance reserves	$4,463	$4,577
Other reserves	625	715
Deferred rent	11,727	9,838
Share-based compensation	7,446	5,336
Deferred revenue—gift cards	7,707	5,524
Deferred compensation	6,749	5,564
Other assets	2,933	2,972
Total deferred tax asset	41,650	34,526
Deferred tax liabilities:
Property and equipment	(38,541)	(31,682)
Goodwill and intangibles	(5,089)	(4,163)
Other liabilities	(2,345)	(1,912)
Total deferred tax liability	(45,975)	(37,757)
Net deferred tax liability	$(4,325)	$(3,231)
Current deferred tax asset	$2,077	$2,773
Noncurrent deferred tax liability	(6,402)	(6,004)
Net deferred tax liability	$(4,325)	$(3,231)

We have not provided any valuation allowance as we believe the realization of our deferred tax assets is more likely than not.

A reconciliation of the beginning and ending liability for unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

Balance at December 31, 2013	$172
Additions to tax positions related to prior years	—
Reductions due to statute expiration	(43)
Reductions due to exam settlements	(15)
Balance at December 30, 2014	114
Additions to tax positions related to prior years	315
Additions to tax positions related to current year	85
Reductions due to statute expiration	(11)
Reductions due to exam settlement	(98)
Balance at December 29, 2015	$405

We recognize both interest and penalties on unrecognized tax benefits as part of income tax expense.  As of December 29, 2015 and December 30, 2014, the total amount of accrued penalties and interest related to uncertain tax provisions was not material.

All entities for which unrecognized tax benefits exist as of December 29, 2015 possess a December tax year-end. As a result, as of December 29, 2015, the tax years ended December 25, 2012, December 31, 2013 and December 30, 2014 remain subject to examination by all tax jurisdictions. As of December 29, 2015, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 29, 2015, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 28, 2016.

(9) Preferred Stock

Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 29, 2015 and December 30, 2014.

(10) Stockholders’ Equity

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

For the years ended December 29, 2015, December 30, 2014 and December 31, 2013, we paid approximately $11.4 million, $42.7 million and $12.8   million to repurchase 321,789,  1,675,000 and 461,600 shares of our common stock, respectively.

On November 26, 2014, we issued 40,699 shares of our common stock in exchange for the remaining ownership interests in a franchise restaurant in which we previously owned 5%. See note 3 for further discussion.

(11) Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted‑average shares outstanding. The diluted earnings per share calculations show the effect of the weighted‑average stock options, RSUs outstanding and certain performance stock units ("PSUs") from our equity incentive plans as discussed in note 13.

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti‑dilutive effect:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2015	2014	2013
Nonvested stock	1,243	16,740	23,520
Options	—	—	—
Total	1,243	16,740	23,520

Performance stock units ("PSUs") are not included in the diluted earnings per share calculation until the performance-based criteria have been met. See note 13 for further discussion of PSUs.

The following table sets forth the calculation of earnings per share and weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income and comprehensive income:

	December 29,	December 30,	December 31,
	2015	2014	2013
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$96,894	$87,022	$80,423
Basic EPS:
Weighted-average common shares outstanding	70,032	69,719	70,089
Basic EPS	$1.38	$1.25	$1.15
Diluted EPS:
Weighted-average common shares outstanding	70,032	69,719	70,089
Dilutive effect of stock options and nonvested stock	715	889	1,273
Shares-diluted	70,747	70,608	71,362
Diluted EPS	$1.37	$1.23	$1.13

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(12) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 29, 2015 and December 30, 2014 was approximately $129.4 million and $153.2 million, respectively.

Effective December 31, 2013, we sold two restaurants, which operated under the name Aspen Creek, located in Irving, TX and Louisville, KY. We assigned the leases associated with these restaurants to the acquirer, but remain contingently liable under the terms of the leases if the acquirer defaults. We are contingently liable for the initial term of the lease and any renewal periods. The Irving lease has an initial term that expires December 2019, along with three five‑year renewals. The Louisville lease has an initial term that expires November 2023, along with three five‑year renewals. The assignment of the Louisville lease releases us from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.

We entered into real estate lease agreements for five restaurant locations, listed in the table below, before granting franchise rights for those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable if a franchisee defaults, under the terms of the lease.

	Lease Assignment Date	Lease Term Expiration
Everett, Massachusetts(1)	September 2002	February 2018
Longmont, Colorado	October 2003	May 2019
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota(1)	February 2006	July 2021
Logan, Utah	January 2009	August 2019

(1)	As discussed in note 17, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five‑year renewals.

As of December 29, 2015 and December 30, 2014, we are contingently liable for $17.2 million and $18.0 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of December 29, 2015 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the year ended December 29, 2015, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(13) Share‑based Compensation

On May 16, 2013, our stockholders approved the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (the "Plan"). The Plan provides for the granting of incentive and non-qualified stock options to purchase shares of common stock, stock appreciation rights, and full value awards, including restricted stock, restricted stock units ("RSUs"), deferred stock units, performance stock and PSUs. This plan replaced the Texas Roadhouse, Inc. 2004 Equity Incentive Plan.

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting RSUs as a form of share-based compensation. An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement.  An PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement.

The following table summarizes the share‑based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2015	2014	2013
Labor expense	$5,329	$5,523	$5,439
General and administrative expense	17,496	9,360	9,301
Total share-based compensation expense	$22,825	$14,883	$14,740

Share‑based compensation activity by type of grant as of December 29, 2015 and changes during the period then ended is presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 30, 2014	978,124	$22.52
Granted	769,926	35.56
Forfeited	(39,388)	27.98
Vested	(724,076)	22.04
Outstanding at December 29, 2015	984,586	$32.86	1.2	$35,511

As of December 29, 2015, with respect to unvested RSUs, there was $18.2 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.2 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the years ended December 29, 2015, December 30, 2014 and December 31, 2013 was $25.1 million, $20.4 million and $21.3 million, respectively.  The excess tax benefit realized from tax deductions associated with vested restricted stock units for the years ended December 29, 2015, December 30, 2014 and December 31, 2013 was $2.8 million, $1.4 million and $2.1 million, respectively

Summary Details for PSUs

In 2015, we granted PSUs to two of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  The distribution of vested performance stock units as common stock will occur in the first quarter of 2016 and the first quarter of 2017.

On January 8, 2015 we granted PSUs with a grant date fair value of approximately $4.0 million based on the grant date price per share of $34.77.  On January 8, 2016, 144,000 shares vested related to this PSU grant.  On November 19, 2015 we granted PSUs with a grant date fair value of approximately $3.9 million based on the grant date price per share

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

of $34.11.  As of December 29, 2015, with respect to unvested PSUs, there was $3.6 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.0 years.

Summary Details for Stock Options

		Weighted-	Weighted-Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 30, 2014	636,930	$14.20
Granted	—	—
Forfeited	(2,324)	17.90
Exercised	(306,108)	15.34
Outstanding at December 29, 2015	328,498	$13.10	1.3	$7,542
Exercisable at December 29, 2015	328,498	$13.10	1.3	$7,542

No stock options were granted during the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013.

The total intrinsic value of options exercised during the years ended December 29, 2015, December 30, 2014 and December 31, 2013 was $6.5 million, $6.1 million and $11.2 million, respectively.   No stock options vested during the years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

For the years ended December 29, 2015, December 30, 2014 and December 31, 2013, cash received before tax withholdings from options exercised was $4.7 million, $5.3 million and $15.1 million, respectively.  The excess tax benefit realized from tax deductions associated with options exercised for the years ended December 29, 2015, December 30, 2014 and December 31, 2013 was $1.7 million, $1.5 million and $2.8 million, respectively.

(14) Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 establishes a three‑level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the year ended December 29, 2015.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 29, 2015	December 30, 2014
Interest rate swaps	2	$(45)	$(1,375)
Deferred compensation plan—assets	1	17,401	14,963
Deferred compensation plan—liabilities	1	(17,416)	(14,974)

The fair values of our interest rate swaps were determined based on industry‑standard valuation models. Such models project future cash flows and discount the future amounts to present value using market‑based observable inputs including interest rate curves. See note 16 for discussion of our interest rate swaps.

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

investment funds held in a rabbi trust. We report the accounts of the rabbi trust in our consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third‑party broker statements. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the consolidated statements of income and comprehensive income.

The following table presents the fair values for our assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements			Total losses
				52 Weeks Ended
		December 29,	December 30,	December 29,	December 30,
	Level	2015	2014	2015	2014
Goodwill	3	$—	$—	$—	$626

At December 30, 2014 the loss on goodwill in the table above relates to one underperforming restaurant in which the carrying value of the associated goodwill was reduced to zero based on their historical results and future trends of operations. We determined the fair value of the underperforming restaurant using unobservable inputs, including sales projections and present value techniques. This charge is included in Impairment and closure costs in our consolidated statements of income and comprehensive income.  For further discussion of impairment charges, see note 15.

At December 29, 2015 and December 30, 2014, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our amended revolving credit facility at December 29, 2015 and December 30, 2014 approximated its carrying value since it is a variable rate credit facility (Level 2). The fair value of our installment loan is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loan are as follows:

	December 29, 2015		December 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Installment loan—Level 2	$694	$779	$822	$955

(15) Impairment and Closure Costs

We recorded impairment and closure costs of $1.0 million, $0.6 million and $0.4 million for the years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively, related to goodwill and/or long-lived assets or costs associated with the closure of restaurants.

Impairment and closure costs in 2015 included $1.0 million in closure costs associated with the relocation of two restaurants in the fourth quarter of 2015.

Impairment and closure costs in 2014 included $0.6 million associated with the impairment of goodwill related to one restaurant.  The goodwill impairment charges in 2014 resulted from our annual testing which relies, in part, on the historical trends and anticipated future trends of operations of individual restaurants.

Impairment and closure costs in 2013 included $0.2 million related to the write‑down of a building associated with one restaurant closed in 2009.  The remaining $0.2 million in expenses were ongoing closure costs associated with one restaurant that was closed in 2012 and one restaurant that was closed in 2009.

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

Interest Rate Swaps

On October 22, 2008, we entered into an interest rate swap, starting on November 7, 2008, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility.  Under the terms of the swap, we paid a fixed rate of 3.83% on the $25.0 million notional amount and received payments from the counterparty based on the one month LIBOR for a term ending on November 7, 2015, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

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

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under ASC 815:

		Derivative Assets		Derivative Liabilities
	Balance Sheet	December 29,	December 30,	December 29,	December 30,
	Location	2015	2014	2015	2014
Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$45	$1,375
Total Derivative Contracts		$—	$—	$45	$1,375

(1)

As of December 29, 2015, derivative liabilities are included in other accrued liabilities on the consolidated balance sheet.  As of December 30, 2014, the current portion of derivative liabilities is included in other accrued liabilities and the long-term portion is included in other liabilities.

The following table summarizes the effect of our interest rate swaps in the consolidated statements of income and comprehensive income for the 52 weeks ended December 29, 2015, December 30, 2014 and the 53 weeks ended December 31, 2013, respectively:

	December 29,	December 30,	December 31,
	2015	2014	2013
Gain recognized in AOCI, net of tax (effective portion)	$817	$808	$809
Loss reclassified from AOCI to income (effective portion)	$1,397	$1,480	$1,474

The loss reclassified from AOCI to income was recognized in interest expense on our consolidated statements of

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

income and comprehensive income. For each of the fiscal periods ended December 29, 2015, December 30, 2014 and December 31, 2013, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the consolidated statements of income and comprehensive income.

(17) Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss for the 52 weeks ended December 29, 2015 and December 30, 2014 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	(1,652)	—	(1,652)
Other comprehensive loss before reclassifications	(159)	101	(58)
Reclassification adjustments to income (1)	1,480	—	1,480
Income taxes	(513)	(39)	(552)
Balance as of December 30, 2014	$(844)	$62	$(782)
Other comprehensive loss before reclassifications	(67)	(235)	(302)
Reclassification adjustments to income (1)	1,397	—	1,397
Income taxes	(513)	91	(422)
Balance as of December 29, 2015	$(27)	$(82)	$(109)

(1)For further discussion of amounts reclassified to income, see note 16.

(18) Related Party Transactions

We have 10 franchise restaurants owned in whole or part by certain of our officers, directors and 5% stockholders of the Company as of December 29, 2015. As of December 30, 2014 and December 31, 2013, we had 14 and 15 franchise restaurants, respectively, owned in whole or part by certain of our officers, directors and 5% stockholders of the Company.  These entities paid us fees of $1.8 million, $2.5 million and $2.4 million for the years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively. As discussed in note 12, we are contingently liable on leases which are related to two of these restaurants.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(19) Selected Quarterly Financial Data (unaudited)

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$460,230	$454,698	$438,089	$454,351	$1,807,368
Total costs and expenses	$411,630	$423,002	$407,533	$420,638	$1,662,803
Income from operations	$48,600	$31,696	$30,556	$33,713	$144,565
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$32,292	$21,138	$20,482	$22,982	$96,894
Basic earnings per common share	$0.46	$0.30	$0.29	$0.33	$1.38
Diluted earnings per common share	$0.46	$0.30	$0.29	$0.32	$1.37
Cash dividends declared per share	$0.17	$0.17	$0.17	$0.17	$0.68

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$397,142	$395,363	$385,218	$404,425	$1,582,148
Total costs and expenses	$356,958	$360,962	$356,397	$377,382	$1,451,699
Income from operations	$40,184	$34,401	$28,821	$27,043	$130,449
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$26,465	$23,081	$18,881	$18,595	$87,022
Basic earnings per common share	$0.38	$0.33	$0.27	$0.27	$1.25
Diluted earnings per common share	$0.37	$0.33	$0.27	$0.26	$1.23
Cash dividends declared per share	$0.15	$0.15	$0.15	$0.15	$0.60

In the fourth quarter of 2014, we recorded $0.6 million ($0.4 million after‑tax) associated with the impairment of goodwill related to one restaurant in which the carrying value was reduced to fair value. See note 15 for further discussion of impairment and closure costs.