Form 10-Q
period 2016-03-29
Texas Roadhouse, Inc.
filed 2016-05-05
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2016

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

The number of shares of common stock outstanding were 70,323,596 on April 27, 2016.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 29, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$95,992	$59,334
Receivables, net of allowance for doubtful accounts of $15 at March 29, 2016 and $6 at December 29, 2015	19,195	45,421
Inventories, net	14,395	15,633
Prepaid income taxes	—	53
Prepaid expenses	13,379	11,295
Deferred tax assets, net	4,249	2,077
Total current assets	147,210	133,813
Property and equipment, net of accumulated depreciation of $410,808 at March 29, 2016 and $395,886 at December 29, 2015	766,331	751,288
Goodwill	116,571	116,571
Intangible assets, net of accumulated amortization of $10,887 at March 29, 2016 and $10,548 at December 29, 2015	4,488	4,827
Other assets	27,014	26,207
Total assets	$1,061,614	$1,032,706
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$147	$144
Accounts payable	50,124	50,996
Deferred revenue-gift cards	67,546	101,274
Accrued wages	28,018	36,233
Income taxes payable	11,707	90
Accrued taxes and licenses	19,220	18,779
Dividends payable	13,358	11,919
Other accrued liabilities	43,124	37,207
Total current liabilities	233,244	256,642
Long-term debt, excluding current maturities	50,512	25,550
Stock option and other deposits	7,405	7,041
Deferred rent	32,563	31,493
Deferred tax liabilities, net	8,337	6,402
Other liabilities	30,261	28,396
Total liabilities	362,322	355,524
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 70,315,608 and 70,091,203 shares issued and outstanding at March 29, 2016 and December 29, 2015, respectively)	70	70
Additional paid-in-capital	200,647	201,023
Retained earnings	490,913	468,678
Accumulated other comprehensive loss	(93)	(109)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	691,537	669,662
Noncontrolling interests	7,755	7,520
Total equity	699,292	677,182
Total liabilities and equity	$1,061,614	$1,032,706

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Revenue:
Restaurant sales	$511,284	$456,293
Franchise royalties and fees	4,275	3,937
Total revenue	515,559	460,230
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	173,128	159,980
Labor	147,546	131,404
Rent	10,027	8,979
Other operating	77,612	69,317
Pre-opening	4,825	3,818
Depreciation and amortization	19,539	16,335
Impairment and closure	11	—
General and administrative	30,060	21,797
Total costs and expenses	462,748	411,630
Income from operations	52,811	48,600
Interest expense, net	305	515
Equity income from investments in unconsolidated affiliates	(352)	(372)
Income before taxes	$52,858	$48,457
Provision for income taxes	15,857	14,876
Net income including noncontrolling interests	$37,001	$33,581
Less: Net income attributable to noncontrolling interests	1,408	1,289
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$35,593	$32,292
Other comprehensive income (expense), net of tax:
Unrealized gain on derivatives, net of tax of ($18) and ($127), respectively	27	201
Foreign currency translation adjustment, net of tax of $6 and ($7), respectively	(11)	6
Total other comprehensive income, net of tax	16	207
Total comprehensive income	$35,609	$32,499
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.51	$0.46
Diluted	$0.50	$0.46
Weighted average shares outstanding:
Basic	70,169	69,841
Diluted	70,764	70,528
Cash dividends declared per share	$0.19	$0.17

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 29, 2015	70,091,203	$70	$201,023	$468,678	$(109)	$669,662	$7,520	$677,182
Net income	—	—	—	35,593	—	35,593	1,408	37,001
Other comprehensive income	—	—	—	—	16	16	—	16
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,173)	(1,173)
Dividends declared ($0.19 per share)	—	—	—	(13,358)	—	(13,358)	—	(13,358)
Shares issued under share-based compensation plans including tax effects	468,182	—	2,653	—	—	2,653	—	2,653
Repurchase of shares of common stock	(114,700)	—	(4,110)	—	—	(4,110)	—	(4,110)
Indirect repurchase of shares for minimum tax withholdings	(129,077)	—	(4,707)	—	—	(4,707)	—	(4,707)
Share-based compensation	—	—	5,788	—	—	5,788	—	5,788
Balance, March 29, 2016	70,315,608	$70	$200,647	$490,913	$(93)	$691,537	$7,755	$699,292

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Cash flows from operating activities:
Net income including noncontrolling interests	$37,001	$33,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,539	16,335
Deferred income taxes	(247)	(755)
Loss on disposition of assets	1,274	978
Equity income from investments in unconsolidated affiliates	(352)	(372)
Distributions of income received from investments in unconsolidated affiliates	136	155
Provision for doubtful accounts	(9)	(47)
Share-based compensation expense	5,788	4,904
Changes in operating working capital:
Receivables	26,235	13,063
Inventories	1,238	1,611
Prepaid expenses	(2,084)	(1,048)
Other assets	(607)	(960)
Accounts payable	(3,008)	520
Deferred revenue—gift cards	(33,728)	(27,546)
Accrued wages	(8,215)	4,079
Excess tax benefits from share-based compensation	(1,324)	(2,215)
Prepaid income taxes and income taxes payable	12,994	11,694
Accrued taxes and licenses	441	400
Other accrued liabilities	6,881	755
Deferred rent	1,070	948
Other liabilities	1,865	1,612
Net cash provided by operating activities	64,888	57,692
Cash flows from investing activities:
Capital expenditures—property and equipment	(34,179)	(33,437)
Proceeds from sale of property and equipment, including insurance proceeds	—	9
Net cash used in investing activities	(34,179)	(33,428)
Cash flows from financing activities:
Proceeds from revolving credit facility	25,000	—
Repurchase of shares of common stock	(4,110)	—
Distributions to noncontrolling interest holders	(1,173)	(1,172)
Excess tax benefits from share-based compensation	1,324	2,215
Proceeds from stock option and other deposits, net	240	366
Indirect repurchase of shares for minimum tax withholdings	(4,707)	(4,402)
Principal payments on long-term debt	(35)	(30)
Proceeds from exercise of stock options	1,329	1,592
Dividends paid to shareholders	(11,919)	(10,443)
Net cash provided by (used in) financing activities	5,949	(11,874)
Net increase in cash and cash equivalents	36,658	12,390
Cash and cash equivalents—beginning of period	59,334	86,122
Cash and cash equivalents—end of period	$95,992	$98,512
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$253	$580
Income taxes paid	$3,111	$3,938
Capital expenditures included in current liabilities	$5,065	$3,106

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we own more than a 50 percent interest (collectively the "Company," "we," "our" and/or "us") as of March 29, 2016 and December 29, 2015 and for the 13 weeks ended March 29, 2016 and March 31, 2015.

As of March 29, 2016, we owned and operated 408 restaurants and franchised an additional 83 restaurants in 49 states and four foreign countries.  Of the 408 company-owned restaurants that were operating at March 29, 2016, 392 were wholly-owned and 16 were majority-owned.

As of March 31, 2015, we owned and operated 375 restaurants and franchised an additional 79 restaurants in 49 states and four foreign countries.  Of the 375 company-owned restaurants that were operating at March 31, 2015, 359 were wholly-owned and 16 were majority-owned.

As of March 29, 2016 and March 31, 2015, we owned 5.0% to 10.0% equity interest in 24 and 23 franchise restaurants, respectively.  Additionally, as of March 29, 2016 and March 31, 2015, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 weeks ended March 29, 2016 are not necessarily indicative of the results that may be expected for the year ending December 27, 2016.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2015.

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

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting RSUs as a form of share-based compensation.  A RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement.

The following table summarizes the share-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Labor expense	$1,399	$1,515
General and administrative expense	4,389	3,389
Total share-based compensation expense	$5,788	$4,904

Share-based compensation activity by type of grant as of March 29, 2016 and changes during the 13 weeks then ended are presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 29, 2015	984,586	$32.86
Granted	160,290	40.22
Forfeited	(2,255)	30.25
Vested	(212,561)	33.91
Outstanding at March 29, 2016	930,060	$33.85	1.3	$40,565

As of March 29, 2016, with respect to unvested RSUs, there was $19.7 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 13 weeks ended March 29, 2016 and March 31, 2015 was $8.1 million and $13.4 million, respectively.  The excess tax benefit realized from tax deductions associated with vested restricted stock units for the 13 weeks ended March 29, 2016 and March 31, 2015 was $0.3 million and $1.5 million, respectively.

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

On January 8, 2015 we granted PSUs with a grant date fair value of approximately $4.0 million based on the grant date price per share of $34.77.  On January 8, 2016, 144,000 shares vested related to this PSU grant and were distributed during the 13 weeks ended March 29, 2016.  On November 19, 2015, we granted PSUs with a grant date fair value of approximately $3.9 million based on the grant date price per share of $34.11.  As of March 29, 2016, with respect to unvested PSUs, there was $3.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.8 years.  The distribution of vested performance stock units as common stock related to the November 19, 2015 grants will occur in the first quarter of 2017.

Summary Details for Stock Options

		Weighted-	Weighted-Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 29, 2015	328,498	$13.10
Granted	—	—
Forfeited	—	—
Exercised	(111,621)	11.91
Outstanding at March 29, 2016	216,877	$13.71	1.0	$6,482
Exercisable at March 29, 2016	216,877	$13.71	1.0	$6,482

The total intrinsic value of options exercised during the 13 weeks ended March 29, 2016 and March 31, 2015 was $3.3 million and $2.2 million, respectively.  No stock options vested during the 13 weeks ended March 29, 2016 or March 31, 2015.

For the 13 weeks ended March 29, 2016 and March 31, 2015, cash received before tax withholdings from options exercised was $1.3 million and $1.6 million, respectively.  The excess tax benefit realized from deductions associated with options exercised for the 13 weeks ended March 29, 2016 and March 31, 2015 was $1.0 million and $0.7 million, respectively.

(3)   Long-term Debt

Long-term debt consisted of the following:

	March 29,	December 29,
	2016	2015
Installment loan, due 2020	$659	$694
Revolver	50,000	25,000
	50,659	25,694
Less current maturities	147	144
	$50,512	$25,550

The interest rate for our installment loan outstanding at both March 29, 2016 and December 29, 2015 was 10.46%.  The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the amended revolving credit facility at March 29, 2016 and December 29, 2015 was 1.31% and 3.22%, respectively, including the impact of an interest rate swap which expired on January 7, 2016. At March 29, 2016, we had $50.0 million outstanding under the revolving credit facility and $143.4 million of availability, net of $6.6 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all financial covenants as of March 29, 2016.

(4)     Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 weeks ended March 29, 2016 and March 31, 2015 is as follows:

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Tax at statutory federal rate	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.5
FICA tip tax credit	(7.0)	(7.0)
Work opportunity tax credit	(0.7)	(0.7)
Net income attributable to noncontrolling interests	(0.9)	(0.9)
Other	0.1	0.8
Total	30.0%	30.7%

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

Interest Rate Swaps

On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility.  Under the terms of the swap, we paid a fixed rate of 2.34% on the $25.0 million notional amount and received payments from the counterparty based on the one month LIBOR for a term that ended on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

We entered into the above interest rate swap with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swap were reported as a component of accumulated other comprehensive income or loss ("AOCI").  Additionally, amounts related to the yield adjustment of the hedged interest payments were subsequently reclassified into interest expense in the same period during which the related interest affected earnings.  We reclassified a loss from AOCI, net of tax, in our unaudited condensed consolidated balance sheet to interest expense in our unaudited condensed consolidated statement of income and comprehensive income when the interest rate swap expired on January 7, 2016.  See note 10 for fair value discussion of this interest rate swap.

The following table summarizes the fair value and presentation in the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under ASC 815:

		Derivative Assets		Derivative Liabilities
	Balance Sheet	March 29,	December 29,	March 29,	December 29,
	Location	2016	2015	2016	2015
Derivative Contracts Designated as Hedging Instruments under ASC 815	(1)
Interest rate swaps		$—	$—	$—	$45
Total Derivative Contracts		$—	$—	$—	$45

(1) As of December 29, 2015, a derivative liability was included in other accrued liabilities on the balance sheet.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 weeks ended March 29, 2016 and March 31, 2015:

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Gain recognized in AOCI, net of tax (effective portion) (1)	$27	$201
Loss reclassified from AOCI to income (effective portion) (1)	$45	$369

(1)

The 13 weeks ended March 29, 2016 included the effect of one interest rate swap which expired on January 7, 2016, while the 13 weeks ended March 31, 2015 included the effect of two interest rate swaps, one of which expired on November 7, 2015.

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 weeks ended March 29, 2016 and March 31, 2015, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

(6)Recent Accounting Pronouncements

Revenue Recognition

(Accounting Standards Update 2014-09, "ASU 2014-09")

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.   In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year) with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.   In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing.  The standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  We are continuing to evaluate the impact of the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees.

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

Leases

(Accounting Standards Update 2016-02, "ASU 2016-02")

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.  This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (our 2019 fiscal year).  Early adoption is permitted.  A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows and we have not determined the effect of the amended guidance on our ongoing financial reporting.

Share-Based Compensation

(Accounting Standards Update 2016-09, "ASU 2016-09")

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions.  The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (our 2017 fiscal year) and interim periods within those annual periods.  Early adoption is permitted.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows.

(7)Commitments and Contingencies

The estimated cost of completing capital project commitments at March 29, 2016 and December 29, 2015 was approximately $157.5 million and $129.4 million, respectively.

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

As of March 29, 2016 and December 29, 2015, we are contingently liable for $17.0 million and $17.2 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 29, 2016 and December 29, 2015 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 weeks ended March 29, 2016, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

On September 30, 2011, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs.  We have filed an answer to the complaint, the case is in discovery and we are preparing for trial in 2017.  We deny liability and are vigorously defending this case; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  We cannot estimate the amount or range of loss, if any, associated with this matter.

On March 1, 2016, we entered into a binding Term Sheet to resolve alleged violations of the federal Fair Labor Standards Act asserted on behalf of a purported class of employees.  Once the settlement agreement is finalized, it will be subject to court approval.  To cover the estimated costs of the settlement, including estimated payments to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a charge of $5.5 million ($3.4 million after-tax) during the 13 weeks ended March 29, 2016.  The charge is recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and comprehensive income.  The actual amount of any settlement payment could vary from our estimate and will be subject to many factors including approval by the court,  the claims process, and other matters typically associated with the settlement of class action litigation.

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

(8)   Related Party Transactions

As of March 29, 2016 and March 31, 2015, we had 10 franchise restaurants owned in whole or part, by certain of our officers, directors and 5% stockholders of the company.  For both of the 13 week periods ended March 29, 2016 and March 31, 2015, these entities paid us fees of approximately $0.5 million.  As disclosed in note 7, we are contingently liable on leases which are related to two of these restaurants.

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

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Nonvested stock	38,180	10,230
Options	—	—
Total	38,180	10,230

PSUs are not included in the diluted earnings per share calculation until the performance-based criteria have been met.  See note 2 for further discussion of PSUs.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$35,593	$32,292
Basic EPS:
Weighted-average common shares outstanding	70,169	69,841
Basic EPS	$0.51	$0.46
Diluted EPS:
Weighted-average common shares outstanding	70,169	69,841
Dilutive effect of stock options and nonvested stock	595	687
Shares-diluted	70,764	70,528
Diluted EPS	$0.50	$0.46

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

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 29, 2016.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 29, 2016	December 29, 2015
Interest rate swap	2	$—	$(45)
Deferred compensation plan—assets	1	18,460	17,401
Deferred compensation plan—liabilities	1	(18,466)	(17,416)

As of December 29, 2015, the fair value of our interest rate swap was determined based on industry-standard valuation models.  Such models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves.  See note 5 for discussion of our interest rate swap, which expired on January 7, 2016.

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on third-party broker statements.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income.

At March 29, 2016 and December 29, 2015, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.  The fair value of our amended revolving credit facility at March 29, 2016 and December 29, 2015 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loan is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loan are as follows:

	March 29, 2016		December 29, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Installment loan—Level 2	$659	$736	$694	$779

(11)  Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss for the 13 weeks ended March 29, 2016 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 29, 2015	$(27)	$(82)	$(109)
Other comprehensive loss before reclassifications	—	(17)	(17)
Reclassification adjustments to income (1)	45	—	45
Income taxes	(18)	6	(12)
Balance as of March 29, 2016	$—	$(93)	$(93)

(1)	For further discussion of amounts reclassified to income, see note 5.

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

For the 13 week period ended March 29, 2016 we paid approximately $4.1 million to repurchase 114,700 shares of our common stock. As of March 29, 2016, we had approximately $69.9 million remaining under our authorized stock repurchase program.  We did not repurchase any shares of common stock during the 13 week period ended March 31, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  The section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2015, in Part II, Item 1A in this Form 10-Q and disclosures in our other Securities and Exchange Commission (“SEC”) filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition.  You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 491 restaurants in 49 states and four foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 29, 2016, our 491 restaurants included:

•

408 "company restaurants," of which 392 were wholly-owned and 16 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 408 restaurants we owned and operated as of March 29, 2016, we operated 397 as Texas Roadhouse restaurants and operated nine as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment.

•

83 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest.  All of the franchise restaurants operated as Texas Roadhouse restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined formulas the remaining equity interests in 14 of the 16 majority-owned company restaurants and 68 of the franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 29, 2016 and March 31, 2015 are referred to as Q1 2016 and Q1 2015, respectively.

Long-term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop Texas Roadhouse and Bubba’s 33 restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base.  Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

We currently plan to open approximately 30 company-owned restaurants in 2016 including approximately seven Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open as many as six, primarily international, Texas Roadhouse restaurants during 2016.  In Q1 2016, we opened seven company-owned restaurants, including two Bubba’s 33 restaurants.  Additionally, in Q1 2016, our franchise partners opened one international franchise restaurant.

Our average capital investment for Texas Roadhouse restaurants opened during 2015, including pre‑opening expenses and a capitalized rent factor, was $4.7 million.  We expect our average capital investment for Texas Roadhouse restaurants opening in 2016 to be approximately $4.8 million. For 2015, the average capital investment, including pre-opening costs, for the four Bubba’s 33 restaurants opened during the year was $6.0 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2016 to be $5.7 million to $6.0 million.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.  Our capital investment (including cash and non‑cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor, local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook‑up fees and geographical location.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East.  In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines and Mexico.  We currently have nine restaurants open in three countries in the Middle East and two restaurants open in Taiwan for a total of 11 restaurants in four foreign countries.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for a minority ownership in four non‑Texas Roadhouse restaurants, all of which are currently open. We continue to explore opportunities in other countries for international expansion. We may also look to acquire domestic franchise restaurants under terms favorable to the Company and our stockholders.  Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts either domestically and/or internationally.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant-level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on the long-term success.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience.  In addition to restaurant margin, as a percentage of restaurant sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality.  In order to attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, to focus on speed of service and to increase throughput by adding seats in certain restaurants.

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information systems, real estate, human resources, legal, marketing, international and restaurant operations, including the development of new concepts.  Our goal is for general and administrative costs to increase at a slower growth rate than our revenue. Whether we are able to leverage our infrastructure in future years will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On February 19, 2016, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  From inception through March 29, 2016, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of March 29, 2016, $69.9 million remains authorized for stock repurchases.

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

Restaurant Margin.  Restaurant margin represents restaurant sales less operating costs, including cost of sales, labor, rent and other operating costs.  Depreciation and amortization expense, substantially all of which relates to restaurant-level assets, is excluded from restaurant operating costs and is shown separately as it represents a non-cash charge for the investment in our restaurants.  Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance.  Restaurant margin is not a measurement determined in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations or other similarly titled measures of other companies.  Restaurant margin, as a percentage of restaurant sales, may fluctuate based on inflationary pressures, commodity costs and wage rates.  As such, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability as it provides additional insight on operating performance.

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

Restaurant Other Operating Expenses.   Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, local store advertising, repairs and maintenance, equipment rent, property taxes, credit card and gift card fees and general liability insurance offset by gift card breakage income. Profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners are also included in restaurant other operating expenses.

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

General and Administrative Expenses.   General and administrative expenses ("G&A") are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth including the net amount of advertising costs incurred less amounts remitted by franchise restaurants.   Supervision and accounting fees received from certain franchise restaurants are offset against G&A.  G&A also includes share-based compensation expense related to executive officers, support center employees and area managers, including market partners. The realized and unrealized holding gains and losses related to the investments in our deferred compensation plan, as well as offsetting compensation expense, are also recorded in G&A.

Interest Expense, Net.   Interest expense includes the cost of our debt or financing obligations including the amortization of loan fees, reduced by interest income and capitalized interest.  Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.   As of March 29, 2016 and March 31, 2015, we owned a 5.0% to 10.0% equity interest in 24 and 23 franchise restaurants, respectively.  Additionally, as of March 29, 2016 and March 31, 2015, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at March 29, 2016 and March 31, 2015 included 16 majority-owned restaurants, all of which were open.

Q1 2016 Financial Highlights

Total revenue increased $55.3 million or 12.0% to $515.6 million in Q1 2016 compared to $460.2 million in Q1 2015 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Comparable restaurant sales increased 4.6% at company restaurants in Q1 2016.

Restaurant margin, as percentage of restaurant sales, increased 116 basis points to 20.1% in Q1 2016 compared to 19.0% in Q1 2015 primarily due to commodity deflation of approximately 1.1% driven by lower food costs, primarily beef.

Net income increased $3.3 million or 10.2% to $35.6 million in Q1 2016 compared to $32.3 million in Q1 2015 primarily due to the increase in restaurant margin partially offset by higher general and administrative, depreciation and pre-opening costs.  General and administrative expenses were higher due to a pre-tax charge of $5.5 million ($3.4 million after-tax) related to the settlement of a legal matter. See note 7 for further discussion of this charge.  This charge had a $0.05 impact on diluted earnings per share in Q1 2016.  Diluted earnings per share increased 9.8% to $0.50 from $0.46 in the prior year.

Results of Operations

	13 Weeks Ended
	March 29, 2016		March 31, 2015
	$	%	$	%
	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	511,284	99.2	456,293	99.1
Franchise royalties and fees	4,275	0.8	3,937	0.9
Total revenue	515,559	100.0	460,230	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	173,128	33.9	159,980	35.1
Labor	147,546	28.9	131,404	28.8
Rent	10,027	2.0	8,979	2.0
Other operating	77,612	15.2	69,317	15.2
(As a percentage of total revenue)
Pre-opening	4,825	0.9	3,818	0.8
Depreciation and amortization	19,539	3.8	16,335	3.5
Impairment and closure	11	NM	—	NM
General and administrative	30,060	5.8	21,797	4.7
Total costs and expenses	462,748	89.8	411,630	89.4
Income from operations	52,811	10.2	48,600	10.6
Interest expense, net	305	0.1	515	0.1
Equity income from investments in unconsolidated affiliates	(352)	(0.1)	(372)	(0.1)
Income before taxes	52,858	10.3	48,457	10.5
Provision for income taxes	15,857	3.1	14,876	3.2
Net income including noncontrolling interests	37,001	7.2	33,581	7.3
Net income attributable to noncontrolling interests	1,408	0.3	1,289	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	35,593	6.9	32,292	7.0

	13 Weeks Ended
	March 29, 2016		March 31, 2015
	$	%	$	%
Restaurant margin ($ in thousands)	102,970	20.1	86,613	19.0

Restaurant margin $/store week	19,569		17,833

NM — Not meaningful

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 29, 2015	483	474	7	2
Company openings	7	5	2	—
Franchise openings	1	1	—	—
Balance at March 29, 2016	491	480	9	2

Q1 2016 (13 weeks) Compared to Q1 2015 (13 weeks)

Restaurant Sales.  Restaurant sales increased by 12.1% in Q1 2016 as compared to Q1 2015.  The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2016	Q1 2015
Company Restaurants
Increase in store weeks	8.3%	7.4%
Increase in average unit volume	4.1%	9.0%
Other(1)	(0.3)%	(0.6)%
Total increase in restaurant sales	12.1%	15.8%

Store weeks	5,262	4,857
Comparable restaurant sales growth	4.6%	8.9%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.6%	8.8%
Average unit volume (in thousands)	$1,270	$1,220

Weekly sales by group:
Comparable restaurants (358 and 330 units, respectively)	$98,156	$93,756
Average unit volume restaurants (18 and 28 units, respectively)(2)	$88,094	$95,047
Restaurants less than six months old (21 and 12 units, respectively)	$98,583	$101,832

(1)

Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed or acquired during the period.

(2)	Average unit volume restaurants include restaurants open a full six to 18 months before the beginning of the period measured.

The increases in restaurant sales for Q1 2016 and Q1 2015 were primarily attributable to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Comparable restaurant sales growth for all periods presented was due to an increase in our guest traffic counts and an increase in our per person average check as shown in the table below.

	Q1 2016	Q1 2015
Guest traffic counts	3.2%	6.9%
Per person average check	1.4%	2.0%
Comparable restaurant sales growth	4.6%	8.9%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q1 2016.

The increase in our per person average check for the periods presented was primarily driven by menu price increases taken in 2015 and 2014.  In 2015 and 2014, we increased menu prices in the fourth quarter by approximately 2.0% and approximately 1.8%, respectively.  These menu price increases were taken as a result of inflationary pressures, primarily commodities.

In 2016, we plan to open approximately 30 company restaurants, seven of which opened in Q1 2016.  Of the seven restaurants opened in Q1 2016, five were Texas Roadhouse restaurants and two were Bubba’s 33 restaurants.  While the majority of our restaurant growth in 2016 will be Texas Roadhouse restaurants, we currently expect to open approximately five additional Bubba’s 33 restaurants in 2016. We have either begun construction or have sites under contract for purchase or lease for all of our expected 2016 openings.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.3 million, or by 8.6%, in Q1 2016 from Q1 2015.  This increase was primarily attributable to the opening of new franchise restaurants and an increase in average unit volume.  Franchise comparable restaurant sales increased 3.1% in Q1 2016.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2016, we anticipate our franchise partners will open as many as six Texas Roadhouse restaurants, primarily international, one of which opened in Q1 2016.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, decreased to 33.9% in Q1 2016 from 35.1% in Q1 2015.  This decrease was primarily attributable to menu pricing actions and commodity deflation, along with the benefit of operating efficiencies associated with process improvements at the restaurant level.  Commodity deflation of approximately 1.1% in Q1 2016 was driven by lower food costs, primarily beef.  Recent menu pricing actions are summarized in our discussion of restaurant sales above.

For 2016, we have fixed price contracts for approximately 65% of our overall food costs with the remainder subject to fluctuating market prices. We expect 1.0% to 2.0% food cost deflation in 2016.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 28.9% in Q1 2016 compared to 28.8% in Q1 2015.  The increase in Q1 2016 was primarily attributable to higher average wage rates partially offset by the benefit from the increase in average unit volume along with lower payroll tax expense.

In 2016, we anticipate our labor costs will be pressured by inflation due to increases in minimum and tip wage rates. These increases in costs may or may not be offset by additional menu price adjustments and/or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.0% in both in Q1 2016 and Q1 2015.  The benefit from an increase in average unit volume was offset by an increase in rent expense, as a percentage of restaurant sales, related to newer restaurants.

Restaurant Other Operating Expenses.    Restaurant other operating expenses, as a percentage of restaurant sales, remained unchanged at 15.2% in both Q1 2016 and Q1 2015.  In Q1 2016, the benefit from an increase in average unit volume and lower costs associated with utilities was offset by higher third party gift card fees and general liability self-insurance.

Utility costs were lower primarily due to lower natural gas rates.  Higher third party gift card fees were primarily due to the continued expansion of our third-party gift card program.  Higher general liability self-insurance was due to changes in our claims development history included in our quarterly actuarial reserve estimate.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $4.8 million in Q1 2016 from $3.8 million in Q1 2015.  The increase in Q1 2016 was primarily due to the number of restaurants opened during the quarter.  In Q1 2016, we opened seven restaurants compared to three restaurants in Q1 2015. Overall, we plan to open approximately 30 company-owned restaurants in 2016 compared to 29 company-owned restaurants in 2015.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 3.8% in Q1 2016 compared to 3.5% in Q1 2015.  This increase was primarily due to increased investment in short-lived assets, such as equipment, and higher depreciation, as a percentage of revenue, at new restaurants, partially offset by an increase in average unit volume.

In 2016, we expect D&A, as a percentage of revenue, to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2015 and 2016, along with an increase in the level of reinvestment in our existing restaurants.

General and Administrative Expenses.  G&A, as a percentage of total revenue, increased to 5.8% in Q1 2016 compared to 4.7% in Q1 2015.  This increase is primarily due to a pre-tax charge of $5.5 million ($3.4 million after-tax) related to the settlement of a legal matter.  This charge had a $0.05 impact on diluted earnings per share in Q1 2016.  See note 7 for further discussion of this charge.

Interest Expense, Net.  Interest expense decreased to $0.3 million in Q1 2016 compared to $0.5 million in Q1 2015 primarily due to the expiration of our interest rate swaps.

Income Tax Expense.  Our effective tax rate decreased to 30.0% in Q1 2016 compared to 30.7% in Q1 2015.    We expect the tax rate to be approximately 30.0% for fiscal 2016.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Net cash provided by operating activities	$64,888	$57,692
Net cash used in investing activities	(34,179)	(33,428)
Net cash provided by (used in) financing activities	5,949	(11,874)
Net increase in cash and cash equivalents	$36,658	$12,390

Net cash provided by operating activities was $64.9 million in Q1 2016 compared to $57.7 million in Q1 2015.  This increase was primarily due to an increase in net income and non-cash items such as depreciation and amortization expense and share-based compensation expense.  The change in working capital was relatively flat as an increase in cash flows related to accounts receivable and other accrued liabilities was offset by a decrease in cash flows related to accrued wages and deferred revenue related to gift cards.  The increase in cash flow from operations was primarily driven by an increase in comparable restaurant sales at existing restaurants, the continued opening of new restaurants and lower commodity inflation, primarily beef.

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

Net cash used in investing activities was $34.2 million in Q1 2016 compared to $33.4 million in Q1 2015.  The increase was primarily due to increased spending on capital expenditures related to the refurbishment of existing restaurants such as remodeling, room additions, parking expansions, and other general maintenance, partially offset by decreased spending related to new restaurant openings.  Decreased spending related to restaurant openings in future years more than offset the increase in capital spending as a result of opening seven restaurants in Q1 2016 compared to three restaurants in Q1 2015.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of March 29, 2016, we had developed 131 of the 408 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

	Q1 2016	Q1 2015
New company restaurants	$22,894	$24,022
Refurbishment of existing restaurants(1)	11,285	9,415
Total capital expenditures	$34,179	$33,437

Restaurant-related repairs and maintenance expense(2)	$5,075	$4,793

(1)	Includes minimal capital expenditures related to the support center office.
(2)	These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2016, we expect our capital expenditures to be approximately $165.0 to $175.0 million, the majority of which will relate to planned restaurant openings, including approximately 30 restaurant openings in 2016.  These amounts exclude any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility.  For 2016, we anticipate net cash provided by operating activities will exceed capital expenditures.  We currently anticipate this excess will be used to repurchase common stock, pay dividends, as approved by our Board of Directors, and/or repay borrowings under our amended revolving credit facility.

Net cash provided by financing activities was $5.9 million in Q1 2016 compared to net cash used in financing activities of $11.9 million in Q1 2015.  This increase was primarily due to an increase in borrowings on our amended revolving credit facility partially offset by an increase in spending on our share repurchases.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  During Q1 2016, we paid $4.1 million to repurchase 114,700 shares of our common stock, and we had approximately $69.9 million remaining under our authorized stock repurchase program as of March 29, 2016.

On February 19, 2016, our Board of Directors authorized the payment of a cash dividend of $0.19 per share of common stock.  The payment of this dividend totaling $13.4 million was distributed on April 1, 2016 to shareholders of record at the close of business on March 16, 2016.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of March 29, 2016.

We paid distributions of $1.2 million to equity holders of 16 of our majority-owned company restaurants in both Q1 2016 and Q1 2015.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the

Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted‑average interest rate for the amended revolving credit facility at March 29, 2016 was 1.31%.  The weighted-average interest rate for the amended revolving credit facility at December 29, 2015 was 3.22%, including the impact of the interest rate swap. At March 29, 2016, we had $50.0 million outstanding under the revolving credit facility and $143.4 million of availability, net of $6.6 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all financial covenants as of March 29, 2016.

At March 29, 2016, in addition to the amounts outstanding on our amended revolving credit facility, we had one other note payable totaling $0.7 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant. Our total weighted-average effective interest rate at March 29, 2016 was 1.43%.

On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings.  We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility.  Under the terms of the swap, we paid a fixed rate of 2.34% on the $25.0 million notional amount and received payments from the counterparty based on the one month LIBOR for a term that ended on January 7, 2016, effectively resulting in a fixed rate on the LIBOR component of the $25.0 million notional amount.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 29, 2016 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$50,659	$147	50,345	167	$—
Interest(1)	1,836	717	1,111	8	—
Operating lease obligations	716,776	38,449	77,904	76,737	523,686
Capital obligations	157,487	157,487	—	—	—
Total contractual obligations(2)	$926,758	$196,800	$129,360	$76,912	$523,686

(1)

Uses interest rates as of March 29, 2016 for our variable rate debt. We assumed $50.0 million remains outstanding on the amended revolving credit facility until the expiration date.  We calculated interest rate payments using the weighted average interest rate of 1.31%, which was the interest rate associated with our amended revolving credit facility at March 29, 2016.  We assumed a constant rate until maturity for our fixed rate debt.

(2)	Unrecognized tax benefits under Accounting Standards Codification 740 are immaterial and, therefore, are excluded from this amount.

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

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts(1)	September 2002	February 2018
Longmont, Colorado	October 2003	May 2019
Montgomeryville, Pennsylvania	October 2004	June 2021
Fargo, North Dakota(1)	February 2006	July 2021
Logan, Utah	January 2009	August 2019

(1)	As discussed in note 8, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.

We are contingently liable for the initial term of the lease and any renewal periods. All of the leases have three five-year renewals.

As of March 29, 2016 and December 29, 2015, we are contingently liable for $17.0 million and $17.2 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 29, 2016 and December 29, 2015 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

Recently Issued Accounting Standards

Revenue Recognition

(Accounting Standards Update 2014-09, "ASU 2014-09")

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.   In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year) with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.   In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing.  The standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  We are continuing to evaluate the impact of the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees.

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

Leases

(Accounting Standards Update 2016-02, "ASU 2016-02")

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.  This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (our 2019 fiscal year).  Early adoption is permitted.  A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows and we have not determined the effect of the amended guidance on our ongoing financial reporting.

Share-Based Compensation

(Accounting Standards Update 2016-09, "ASU 2016-09")

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions.  The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (our 2017 fiscal year) and interim periods within those annual periods.  Early adoption is permitted.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At March 29, 2016, we had $50.0 million outstanding under the amended revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  The interest rate on our amended revolving credit facility at March 29, 2016 was 1.31%. We had one other note payable totaling $0.7 million with a fixed interest rate of 10.46%.  Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 29, 2016.

Changes in internal control

During the period covered by this report, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11‑cv‑11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age. The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs. We have filed an answer to the complaint, the case is in discovery and we are preparing for trial in 2017.  We deny liability and are vigorously defending this case; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. We cannot estimate the amount or range of loss, if any, associated with this matter.

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

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 29, 2015, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 29, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $69.9 million remained outstanding at March 29, 2016. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended March 29, 2016 in connection with the repurchase program described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
December 30 to January 26	63,000	$35.33	63,000	$71,799,518
January 27 to February 23	51,700	$36.45	51,700	$69,916,147
February 24 to March 29	—	$—	—	$69,916,147

Total	114,700		114,700

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

TEXAS ROADHOUSE, INC.

Date: May 5, 2016	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: May 5, 2016	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
President, Chief Financial Officer
(principal financial officer)
(chief accounting officer)