Form 10-Q
period 2016-06-28
Texas Roadhouse, Inc.
filed 2016-08-05
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2016

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

The number of shares of common stock outstanding were 70,440,440 on July 27, 2016.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 28, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$95,305	$59,334
Receivables, net of allowance for doubtful accounts of $41 at June 28, 2016 and $6 at December 29, 2015	21,101	45,421
Inventories, net	14,443	15,633
Prepaid income taxes	—	53
Prepaid expenses	9,868	11,295
Deferred tax assets, net	5,243	2,077
Total current assets	145,960	133,813
Property and equipment, net of accumulated depreciation of $425,838 at June 28, 2016 and $395,886 at December 29, 2015	778,634	751,288
Goodwill	116,571	116,571
Intangible assets, net of accumulated amortization of $11,225 at June 28, 2016 and $10,548 at December 29, 2015	4,150	4,827
Other assets	27,886	26,207
Total assets	$1,073,201	$1,032,706
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$151	$144
Accounts payable	47,242	50,996
Deferred revenue-gift cards	61,775	101,274
Accrued wages	26,144	36,233
Income taxes payable	8,784	90
Accrued taxes and licenses	19,055	18,779
Dividends payable	13,379	11,919
Other accrued liabilities	42,346	37,207
Total current liabilities	218,876	256,642
Long-term debt, excluding current maturities	50,472	25,550
Stock option and other deposits	7,250	7,041
Deferred rent	33,713	31,493
Deferred tax liabilities, net	6,165	6,402
Other liabilities	31,603	28,396
Total liabilities	348,079	355,524
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 70,429,927 and 70,091,203 shares issued and outstanding at June 28, 2016 and December 29, 2015, respectively)	70	70
Additional paid-in-capital	206,338	201,023
Retained earnings	511,139	468,678
Accumulated other comprehensive loss	(122)	(109)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	717,425	669,662
Noncontrolling interests	7,697	7,520
Total equity	725,122	677,182
Total liabilities and equity	$1,073,201	$1,032,706

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Revenue:
Restaurant sales	$504,630	$450,692	$1,015,914	$906,985
Franchise royalties and fees	4,178	4,006	8,453	7,943
Total revenue	508,808	454,698	1,024,367	914,928
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	171,551	168,077	344,679	328,057
Labor	150,014	132,084	297,560	263,488
Rent	10,184	9,138	20,211	18,117
Other operating	75,887	68,358	153,499	137,675
Pre-opening	4,411	4,909	9,236	8,727
Depreciation and amortization	20,238	16,816	39,777	33,151
Impairment and closure	30	—	41	—
General and administrative	26,711	23,620	56,771	45,417
Total costs and expenses	459,026	423,002	921,774	834,632
Income from operations	49,782	31,696	102,593	80,296
Interest expense, net	309	495	614	1,010
Equity income from investments in unconsolidated affiliates	(475)	(467)	(827)	(839)
Income before taxes	$49,948	$31,668	$102,806	$80,125
Provision for income taxes	15,087	9,402	30,944	24,278
Net income including noncontrolling interests	$34,861	$22,266	$71,862	$55,847
Less: Net income attributable to noncontrolling interests	1,256	1,128	2,664	2,417
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$33,605	$21,138	$69,198	$53,430
Other comprehensive income (expense), net of tax:
Unrealized gain on derivatives, net of tax of $-, ($135), ($18) and ($262), respectively	—	215	27	416
Foreign currency translation adjustment, net of tax of $20, ($4), $26 and ($11), respectively	(29)	12	(40)	18
Total other comprehensive (loss) income, net of tax	(29)	227	(13)	434
Total comprehensive income	$33,576	$21,365	$69,185	$53,864
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.48	$0.30	$0.98	$0.76
Diluted	$0.47	$0.30	$0.98	$0.76
Weighted average shares outstanding:
Basic	70,368	70,026	70,269	69,933
Diluted	70,876	70,648	70,840	70,588
Cash dividends declared per share	$0.19	$0.17	$0.38	$0.34

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 29, 2015	70,091,203	$70	$201,023	$468,678	$(109)	$669,662	$7,520	$677,182
Net income	—	—	—	69,198	—	69,198	2,664	71,862
Other comprehensive loss	—	—	—	—	(13)	(13)	—	(13)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,487)	(2,487)
Dividends declared and paid ($0.19 per share)	—	—	—	(13,358)	—	(13,358)	—	(13,358)
Dividends declared ($0.19 per share)	—	—	—	(13,379)	—	(13,379)	—	(13,379)
Shares issued under share-based compensation plans including tax effects	621,522	1	4,058	—	—	4,059	—	4,059
Repurchase of shares of common stock	(114,700)	—	(4,110)	—	—	(4,110)	—	(4,110)
Indirect repurchase of shares for minimum tax withholdings	(168,098)	(1)	(6,336)	—	—	(6,337)	—	(6,337)
Share-based compensation	—	—	11,703	—	—	11,703	—	11,703
Balance, June 28, 2016	70,429,927	$70	$206,338	$511,139	$(122)	$717,425	$7,697	$725,122

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 28, 2016	June 30, 2015
Cash flows from operating activities:
Net income including noncontrolling interests	$71,862	$55,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,777	33,151
Deferred income taxes	(3,395)	(5,205)
Loss on disposition of assets	2,696	2,785
Equity income from investments in unconsolidated affiliates	(827)	(839)
Distributions of income received from investments in unconsolidated affiliates	998	311
Provision for doubtful accounts	35	(44)
Share-based compensation expense	11,703	10,215
Changes in operating working capital:
Receivables	24,285	14,184
Inventories	1,190	182
Prepaid expenses	1,427	1,736
Other assets	(1,915)	(1,853)
Accounts payable	(4,705)	1,254
Deferred revenue—gift cards	(39,499)	(32,310)
Accrued wages	(10,089)	4,570
Excess tax benefits from share-based compensation	(2,193)	(3,037)
Prepaid income taxes and income taxes payable	10,941	6,589
Accrued taxes and licenses	276	258
Other accrued liabilities	6,074	2,202
Deferred rent	2,220	2,087
Other liabilities	3,207	2,740
Net cash provided by operating activities	114,068	94,823
Cash flows from investing activities:
Capital expenditures—property and equipment	(69,159)	(70,933)
Proceeds from sale of property and equipment, including insurance proceeds	—	9
Net cash used in investing activities	(69,159)	(70,924)
Cash flows from financing activities:
Proceeds from revolving credit facility, net	25,000	—
Repurchase of shares of common stock	(4,110)	(3,138)
Distributions to noncontrolling interest holders	(2,487)	(2,295)
Excess tax benefits from share-based compensation	2,193	3,037
Proceeds from stock option and other deposits, net	285	849
Indirect repurchase of shares for minimum tax withholdings	(6,337)	(5,890)
Principal payments on long-term debt	(71)	(63)
Proceeds from exercise of stock options	1,866	2,691
Dividends paid to shareholders	(25,277)	(34,247)
Net cash used in financing activities	(8,938)	(39,056)
Net increase (decrease) in cash and cash equivalents	35,971	(15,157)
Cash and cash equivalents—beginning of period	59,334	86,122
Cash and cash equivalents—end of period	$95,305	$70,965
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$499	$1,159
Income taxes paid	$23,398	$22,893
Capital expenditures included in current liabilities	$3,710	$5,006

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of June 28, 2016 and December 29, 2015 and for the 13 and 26 weeks ended June 28, 2016 and June 30, 2015.

As of June 28, 2016, we owned and operated 415 restaurants and franchised an additional 84 restaurants in 49 states and five foreign countries.  Of the 415 company-owned restaurants that were operating at June 28, 2016, 399 were wholly-owned and 16 were majority-owned.

As of June 30, 2015, we owned and operated 384 restaurants and franchised an additional 80 restaurants in 49 states and four foreign countries.  Of the 384 company-owned restaurants that were operating at June 30, 2015, 368 were wholly-owned and 16 were majority-owned.

As of June 28, 2016 and June 30, 2015, we owned 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of June 28, 2016 and June 30, 2015, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 and 26 weeks ended June 28, 2016 are not necessarily indicative of the results that may be expected for the year ending December 27, 2016.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2015.

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

The following table summarizes the share-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Labor expense	$1,507	$1,035	$2,906	$2,550
General and administrative expense	4,408	4,276	8,797	7,665
Total share-based compensation expense	$5,915	$5,311	$11,703	$10,215

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting RSUs as a form of share-based compensation.  Prior to 2008, we issued stock options as share-based compensation to our employees.  Beginning in 2015, we granted PSUs to two of our executives.  An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement.  Share-based compensation activity by type of grant as of June 28, 2016 and changes during the 26 weeks then ended are presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 29, 2015	984,586	$32.86
Granted	271,824	41.61
Forfeited	(15,445)	31.63
Vested	(324,945)	33.17
Outstanding at June 28, 2016	916,020	$35.36	1.3	$41,060

As of June 28, 2016, with respect to unvested RSUs, there was $19.4 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 26 weeks ended June 28, 2016 and June 30, 2015 was $13.0 million and $17.4 million, respectively.  The excess tax benefit realized from tax deductions associated with vested restricted stock units for the 26 weeks ended June 28, 2016 and June 30, 2015 was $0.9 million and $2.0 million, respectively.

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

On January 8, 2015, we granted PSUs with a grant date fair value of approximately $4.0 million based on the grant date price per share of $34.77.  On January 8, 2016, 144,000 shares vested related to this PSU grant and were distributed during the 13 weeks ended March 29, 2016.  On November 19, 2015, we granted PSUs with a grant date fair value of approximately $3.9 million based on the grant date price per share of $34.11.  As of June 28, 2016, with respect to unvested PSUs, there was $2.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.5 years.  The distribution of vested performance stock units as common stock related to the November 19, 2015 grants will occur in the first quarter of 2017.

Summary Details for Stock Options

		Weighted-	Weighted-Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 29, 2015	328,498	$13.10
Granted	—	—
Cancelled/Expired	(1,622)	14.80
Exercised	(152,577)	12.23
Outstanding at June 28, 2016	174,299	$13.85	0.9	$5,398
Exercisable at June 28, 2016	174,299	$13.85	0.9	$5,398

No stock options vested during 26 weeks ended June 28, 2016 or June 30, 2015.  For the 26 weeks ended June 28, 2016 and June 30, 2015, the total intrinsic value of options exercised was $4.6 million and $3.6 million, respectively.

For the 26 weeks ended June 28, 2016 and June 30, 2015, cash received before tax withholdings from options exercised was $1.9 million and $2.7 million, respectively.  The excess tax benefit realized from deductions associated with options exercised for the 26 weeks ended June 28, 2016 and June 30, 2015 was $1.3 million and $1.0 million, respectively.

(3)   Long-term Debt

Long-term debt consisted of the following:

	June 28,	December 29,
	2016	2015
Installment loan, due 2020	$623	$694
Revolver	50,000	25,000
	50,623	25,694
Less current maturities	151	144
	$50,472	$25,550

The interest rate for our installment loan outstanding at both June 28, 2016 and December 29, 2015 was 10.46%.  The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the amended revolving credit facility at June 28, 2016 and December 29, 2015 was 1.32% and 3.22%, respectively, including the impact of an interest rate swap which expired on January 7, 2016. At June 28, 2016, we had $50.0 million outstanding under the revolving credit facility and $143.4 million of availability, net of $6.6 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all financial covenants as of June 28, 2016.

(4)     Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 26 weeks ended June 28, 2016 and June 30, 2015 is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.5	3.5	3.5
FICA tip tax credit	(6.5)	(7.3)	(6.8)	(7.1)
Work opportunity tax credit	(0.9)	(0.7)	(0.8)	(0.7)
Net income attributable to noncontrolling interests	(0.9)	(1.2)	(0.9)	(1.0)
Other	0.0	0.4	0.1	0.6
Total	30.2%	29.7%	30.1%	30.3%

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

As of December 29, 2015, we had an interest rate swap designated as a hedging instrument under ASC 815 which was recorded as a derivative liability of $45,000 in other accrued liabilities on the unaudited condensed consolidated balance sheet.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 and 26 weeks ended June 28, 2016 and June 30, 2015:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Gain recognized in AOCI, net of tax (effective portion) (1)	$—	$215	$27	$416
Loss reclassified from AOCI to income (effective portion) (1)	$—	$367	$45	$736

(1)

The 26 weeks ended June 28, 2016 included the effect of one interest rate swap which expired on January 7, 2016, while the 13 and 26 weeks ended June 30, 2015 included the effect of two interest rate swaps, one of which expired on November 7, 2015.

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 and 26 weeks ended June 28, 2016 and June 30, 2015, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

(6)Recent Accounting Pronouncements

Revenue Recognition

(Accounting Standards Update 2014-09, "ASU 2014-09")

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.   In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year) with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.   In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees as well as the method of adoption.

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

Share-Based Compensation

(Accounting Standards Update 2016-09, "ASU 2016-09")

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions.  The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (our 2017 fiscal year) and interim periods within those annual periods.  Early adoption is permitted.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows as well as the method of adoption.

Financial Instruments

(Accounting Standards Update 2016-13, "ASU 2016-13")

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred losses for financial assets held.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019 (our 2020 fiscal year), with early adoption permitted for annual periods beginning after December 15, 2018.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows.

(7)Commitments and Contingencies

The estimated cost of completing capital project commitments at June 28, 2016 and December 29, 2015 was approximately $171.8 million and $129.4 million, respectively.

Effective December 31, 2013, we sold two restaurants, which operated under the name Aspen Creek, located in Irving, Texas and Louisville, Kentucky. We assigned the leases associated with these restaurants to the acquirer, but remain contingently liable under the terms of the leases if the acquirer defaults. We are contingently liable for the initial terms of the leases and any optional renewal periods. The Irving lease has an initial term that expires December 2019, along with three five-year renewals. The Louisville lease has an initial term that expires November 2023, along with three five-year renewals. The assignment of the Louisville lease releases us from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.

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

We are contingently liable for the initial terms of the leases and any optional renewal periods. All of the leases have three optional five-year renewals.

As of June 28, 2016 and December 29, 2015, we are contingently liable for $16.8 million and $17.2 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 28, 2016 and December 29, 2015 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 26 weeks ended June 28, 2016, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants, and costs.  We have filed an answer to the complaint and trial is scheduled for January 2017.  We deny liability and are vigorously defending this case; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  We cannot estimate the amount or range of loss, if any, associated with this matter.

On July 15, 2016, the Florida Circuit Court in Palm Beach County approved a settlement agreement styled Andrew Lovett and Semaj Miller, individually and on behalf of others, v. Texas Roadhouse Management Corp. (Case no. 50-2016-CA-007714-MB-AO) resolving alleged violations of the federal Fair Labor Standards Act asserted on behalf of a purported nationwide class of current and former employees in exchange for a settlement payment not to exceed $9.5 million.  To cover the estimated costs of the settlement, including estimated payments to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a charge of $5.5 million ($3.4 million after-tax) in the first quarter of 2016.  The pre-tax charge was recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and comprehensive income and in other accrued liabilities in our unaudited condensed consolidated balance sheets.  Because the settlement is structured on an opt-in basis, the actual amount of the total settlement payment could vary from our estimate.

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including "slip and fall" accidents, employment related claims and claims from guests or employees alleging illness, injury or food quality, health or operational concerns.  In the opinion of management, the ultimate disposition of these matters, most of which are covered by insurance, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(8)   Related Party Transactions

As of June 28, 2016 and June 30, 2015, we had 10 franchise restaurants owned in whole or part, by certain of our officers, directors and 5% stockholders of the company.  For both of the 13 week periods ended June 28, 2016 and June 30, 2015, these entities paid us fees of approximately $0.5 million.  For the 26 week periods ended June 28, 2016 and June 30, 2015, these entities paid us fees of approximately $1.0 million and $0.9 million, respectively.  As disclosed in note 7, we are contingently liable on leases which are related to two of these restaurants.

(9)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options and RSUs outstanding from our equity incentive plans as discussed in note 2.

The following table summarizes the nonvested stock and options that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Nonvested stock	—	42	8,749	802
Options	—	—	—	—
Total	—	42	8,749	802

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$33,605	$21,138	$69,198	$53,430
Basic EPS:
Weighted-average common shares outstanding	70,368	70,026	70,269	69,933
Basic EPS	$0.48	$0.30	$0.98	$0.76
Diluted EPS:
Weighted-average common shares outstanding	70,368	70,026	70,269	69,933
Dilutive effect of stock options and nonvested stock	508	622	571	655
Shares-diluted	70,876	70,648	70,840	70,588
Diluted EPS	$0.47	$0.30	$0.98	$0.76

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

There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 28, 2016.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 28, 2016	December 29, 2015
Interest rate swap	2	$—	$(45)
Deferred compensation plan—assets	1	19,921	17,401
Deferred compensation plan—liabilities	1	(19,925)	(17,416)

As of December 29, 2015, the fair value of our interest rate swap was determined based on industry-standard valuation models.  Such models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves.  See note 5 for discussion of our interest rate swap, which expired on January 7, 2016.

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on quoted market prices.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income.

At June 28, 2016 and December 29, 2015, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.  The fair value of our amended revolving credit facility at June 28, 2016 and December 29, 2015 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loan is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loan are as follows:

	June 28, 2016		December 29, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Installment loan—Level 2	$623	$736	$694	$779

(11)  Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss for the 26 weeks ended June 28, 2016 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 29, 2015	$(27)	$(82)	$(109)
Other comprehensive loss before reclassifications	—	(66)	(66)
Reclassification adjustments to income (1)	45	—	45
Income taxes	(18)	26	8
Balance as of June 28, 2016	$—	$(122)	$(122)

(1)	For further discussion of amounts reclassified to income, see note 5.

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

We did not repurchase any shares of common stock during the 13 week period ended June 28, 2016. For the 26 week period ended June 28, 2016, we paid approximately $4.1 million to repurchase 114,700 shares of our common stock. As of June 28, 2016, we had approximately $69.9 million remaining under our authorized stock repurchase program.  For the 13 and 26 week periods ended June 30, 2015, we paid approximately $3.1 million to repurchase 88,089 shares of our common stock.

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

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 499 restaurants in 49 states and five foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 28, 2016, our 499 restaurants included:

•

415 "company restaurants," of which 399 were wholly-owned and 16 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 415 restaurants we owned and operated as of June 28, 2016, we operated 403 as Texas Roadhouse restaurants and operated 10 as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment.

•

84 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest.  All of the franchise restaurants operated as Texas Roadhouse restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined formulas the remaining equity interests in 14 of the 16 majority-owned company restaurants and 68 of the franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 28, 2016 and June 30, 2015 are referred to as Q2 2016 and Q2 2015, respectively. The 26 weeks ended June 28, 2016 and June 30, 2015 are referred to as 2016 YTD and 2015 YTD, respectively.

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

We currently plan to open approximately 30 company-owned restaurants in 2016 including approximately seven Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open approximately four, primarily international, Texas Roadhouse restaurants during 2016.  In 2016 YTD, we opened 14 company-owned restaurants, including three Bubba’s 33 restaurants.  Additionally, in 2016 YTD, our franchise partners opened two international franchise restaurants.

Our average capital investment for Texas Roadhouse restaurants opened during 2015, including pre‑opening expenses and a capitalized rent factor, was $4.7 million, while the average capital investment, including pre-opening costs, for the four Bubba’s 33 restaurants opened during the year was $6.0 million. We expect our average capital investment for Texas Roadhouse and Bubba’s 33 restaurants opening in 2016 to be approximately $5.0 million and $6.4 million, respectively.  The expected increases in our average capital investment for Texas Roadhouse and Bubba’s 33 restaurants are primarily due to increases in building costs and pre-opening expenses.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.  Our capital investment (including cash and non‑cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor, local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook‑up fees and geographical location.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East.  In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines and Mexico.  We currently have nine restaurants open in three countries in the Middle East, two restaurants open in Taiwan and one in the Philippines for a total of 12 restaurants in five foreign countries.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for a minority ownership in four non‑Texas Roadhouse restaurants, all of which are currently open. We continue to explore opportunities in other countries for international expansion. We may also look to acquire domestic franchise restaurants under terms favorable to the Company and our stockholders.  Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts either domestically and/or internationally.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant-level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience.  In addition to restaurant margin, as a percentage of restaurant sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality.  In order to attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, to focus on speed of service and to increase throughput by adding seats in certain restaurants.

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

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On May 19, 2016, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  From inception through June 28, 2016, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of June 28, 2016, $69.9 million remains authorized for stock repurchases.

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

Average Unit Volume.   Average unit volume represents the average quarterly or annual restaurant sales for company-owned restaurants open for a full six months before the beginning of the period measured excluding sales from restaurants closed during the period.  Growth in average unit volume in excess of comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels in excess of the company average. Conversely, growth in average unit volume less than comparable restaurant sales growth is generally an indication that newer restaurants are operating with sales levels lower than the company average.

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

Impairment and Closure Costs.  Impairment and closure costs include any impairment of long-lived assets, including goodwill, where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset and expenses associated with the closure of a restaurant.  Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as lease costs associated with closed or relocated restaurants.

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

Equity Income from Unconsolidated Affiliates.   As of June 28, 2016 and June 30, 2015, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of June 28, 2016 and June 30, 2015, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at June 28, 2016 and June 30, 2015 included 16 majority-owned restaurants, all of which were open.

Q2 2016 Financial Highlights

Total revenue increased $54.1 million, or 11.9%, to $508.8 million in Q2 2016 compared to $454.7 million in Q2 2015 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Comparable restaurant sales increased 4.5% at company restaurants in Q2 2016.

Restaurant margin, as percentage of restaurant sales, increased 302 basis points to 19.2% in Q2 2016 compared to 16.2% in Q2 2015 primarily due to commodity deflation of approximately 6.8% driven by lower food costs, primarily beef.  The benefit of commodity deflation was partially offset by higher labor costs due to higher average wage rates.  See page 20 for the definition of restaurant margin.

Net income increased $12.5 million, or 59.0%, to $33.6 million in Q2 2016 compared to $21.1 million in Q2 2015 primarily due to the increase in restaurant margin partially offset by higher general and administrative and depreciation costs as well as higher income tax expense.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 28, 2016		June 30, 2015		June 28, 2016		June 30, 2015
	$	%	$	%	$	%	$	%
	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	504,630	99.2	450,692	99.1	1,015,914	99.2	906,985	99.1
Franchise royalties and fees	4,178	0.8	4,006	0.9	8,453	0.8	7,943	0.9
Total revenue	508,808	100.0	454,698	100.0	1,024,367	100.0	914,928	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	171,551	34.0	168,077	37.3	344,679	33.9	328,057	36.2
Labor	150,014	29.7	132,084	29.3	297,560	29.3	263,488	29.1
Rent	10,184	2.0	9,138	2.0	20,211	2.0	18,117	2.0
Other operating	75,887	15.0	68,358	15.2	153,499	15.1	137,675	15.2
(As a percentage of total revenue)
Pre-opening	4,411	0.9	4,909	1.1	9,236	0.9	8,727	1.0
Depreciation and amortization	20,238	4.0	16,816	3.7	39,777	3.9	33,151	3.6
Impairment and closure	30	NM	—	NM	41	NM	—	NM
General and administrative	26,711	5.2	23,620	5.2	56,771	5.5	45,417	5.0
Total costs and expenses	459,026	90.2	423,002	93.0	921,774	90.0	834,632	91.2
Income from operations	49,782	9.8	31,696	7.0	102,593	10.0	80,296	8.8
Interest expense, net	309	0.1	495	0.1	614	0.1	1,010	0.1
Equity income from investments in unconsolidated affiliates	(475)	(0.1)	(467)	(0.1)	(827)	(0.1)	(839)	(0.1)
Income before taxes	49,948	9.8	31,668	7.0	102,806	10.0	80,125	8.8
Provision for income taxes	15,087	3.0	9,402	2.1	30,944	3.0	24,278	2.7
Net income including noncontrolling interests	34,861	6.9	22,266	4.9	71,862	7.0	55,847	6.1
Net income attributable to noncontrolling interests	1,256	0.2	1,128	0.2	2,664	0.3	2,417	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	33,605	6.6	21,138	4.6	69,198	6.8	53,430	5.8

	13 Weeks Ended				26 Weeks Ended
	June 28, 2016		June 30, 2015		June 28, 2016		June 30, 2015
	$	%	$	%	$	%	$	%
Restaurant margin ($ in thousands)	96,994	19.2	73,035	16.2	199,965	19.7	159,648	17.6

Restaurant margin $/store week	18,130		14,804		18,843		16,307

See page 20 for the definition of restaurant margin.

NM — Not meaningful

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 29, 2015	483	474	7	2
Company openings	14	11	3	—
Franchise openings	2	2	—	—
Balance at June 28, 2016	499	487	10	2

Q2 2016 (13 weeks) Compared to Q2 2015 (13 weeks) and 2016 YTD (26 weeks) compared to 2015 YTD (26 weeks)

Restaurant Sales.  Restaurant sales increased by 12.0% in both Q2 2016 as compared to Q2 2015 and in 2016 YTD compared to 2015 YTD.  The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2016	Q2 2015	2016 YTD	2015 YTD
Company Restaurants:
Increase in store weeks	8.4%	7.4%	8.4%	7.4%
Increase in average unit volume	3.7%	8.2%	4.0%	8.6%
Other(1)	(0.1)%	(0.6)%	(0.4)%	(0.6)%
Total increase in restaurant sales	12.0%	15.0%	12.0%	15.4%

Store weeks	5,350	4,934	10,612	9,790
Comparable restaurant sales growth	4.5%	8.2%	4.5%	8.5%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.5%	8.2%	4.5%	8.5%
Average unit volume (in thousands)	$1,232	$1,188	$2,505	$2,409

Weekly sales by group:
Comparable restaurants (361 and 334 units, respectively)	$95,434	$91,346
Average unit volume restaurants (24 and 27 units, respectively)(2)	$84,272	$91,468
Restaurants less than six months old (18 and 15 units, respectively)	$98,319	$95,979

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

	Q2 2016	Q2 2015	2016 YTD	2015 YTD
Guest traffic counts	2.9%	6.5%	3.0%	6.6%
Per person average check	1.6%	1.7%	1.5%	1.8%
Comparable restaurant sales growth	4.5%	8.2%	4.5%	8.4%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q2 2016 and 2016 YTD.

The increase in our per person average check for the periods presented was primarily driven by menu price increases taken in 2015 and 2014.  In 2015 and 2014, we increased menu prices in the fourth quarter by approximately 2.0% and approximately 1.8%, respectively.  These menu price increases were taken as a result of inflationary pressures, primarily commodities.  In Q2 2016 and 2016 YTD, average guest check did not increase in line with the menu price increase implemented as some guests are purchasing fewer alcoholic and non-alcoholic beverages and/or shifting to lower menu price items.

In 2016, we plan to open approximately 30 company restaurants including approximately seven Bubba’s 33 restaurants.  We opened 14 company restaurants in 2016 YTD including 11 Texas Roadhouse restaurants and three Bubba’s 33 restaurants.  We have either begun construction or have sites under contract for purchase or lease for all of our expected 2016 openings.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.2 million, or by 4.3%, in Q2 2016 from Q2 2015 and increased by $0.5 million, or by 6.4% in 2016 YTD from 2015 YTD.  In Q2 2016, the increase was primarily attributable to the opening of new franchise restaurants. In 2016 YTD, the increase was primarily attributable to the opening of new franchise restaurants and an increase in average unit volume.  Franchise comparable restaurant sales increased 2.6% and 2.8% in Q2 2016 and 2016 YTD.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2016, we anticipate our franchise partners will open approximately four Texas Roadhouse restaurants, primarily international, two of which opened in 2016 YTD.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, decreased to 34.0% in Q2 2016 from 37.3% in Q2 2015 and decreased to 33.9% in 2016 YTD from 36.2% in 2015 YTD.  These decreases were primarily attributable to commodity deflation and menu pricing actions, along with the benefit of operating efficiencies associated with process improvements at the restaurant level.  Commodity deflation of approximately 6.8% in Q2 2016 and 4.0% in 2016 YTD was driven by lower food costs, primarily beef.  Recent menu pricing actions are summarized in our discussion of restaurant sales above.

For 2016, we have fixed price contracts for approximately 70% of our overall food costs with the remainder subject to fluctuating market prices. We expect 2.5% to 3.0% food cost deflation in 2016.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.7% in Q2 2016 compared to 29.3% in Q2 2015 and increased to 29.3% in 2016 YTD compared to 29.1% in 2015 YTD.  These increases were primarily attributable to higher average wage rates partially offset by the benefit from the increase in average unit volume along with lower payroll tax expense.

In 2016, we anticipate our labor costs will continue to be pressured by inflation due to increases in minimum and tip wage rates as well as regulatory changes. These increases in costs may or may not be offset by additional menu price adjustments and/or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.0% in Q2 2016 and Q2 2015 as well as 2016 YTD and 2015 YTD.  The benefit from an increase in average unit volume was offset by an increase in rent expense, as a percentage of restaurant sales, related to newer restaurants.

Restaurant Other Operating Expenses.    Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.0% in Q2 2016 from 15.2% in Q2 2015 and decreased to 15.1% in 2016 YTD from 15.2% in 2015 YTD.  The decrease in Q2 2016 was primarily attributable to an increase in average unit volume, lower costs associated with utilities and lower general liability self-insurance and was partially offset by higher third party gift card fees and higher bonus expense.  The decrease in 2016 YTD was primarily attributable to an increase in average unit volume and lower costs associated with utilities, partially offset by higher third party gift card fees and higher bonus expense.

In Q2 2016, lower general liability self-insurance was due to changes in our claims development history included in our quarterly actuarial reserve estimate.  For all periods presented, utility costs were lower primarily due to lower electricity and natural gas rates while higher third party gift card fees were primarily due to the continued expansion of our third-party gift card program.  In addition, improved restaurant margins led to higher bonus expense.

Restaurant Pre-opening Expenses.  Pre-opening expenses decreased to $4.4 million in Q2 2016 from $4.9 million in Q2 2015 and increased to $9.2 million in 2016 YTD compared to $8.7 million in 2015 YTD.  The decrease in Q2 2016 and the increase in 2016 YTD were both primarily due to the number of restaurants opened during each period compared to the prior year period.  In Q2 2016, we opened seven restaurants compared to nine restaurants in Q2 2015, while we opened 14 restaurants in 2016 YTD compared to 12 restaurants in 2015 YTD.

Overall, we plan to open approximately 30 company-owned restaurants in 2016 compared to 29 company-owned restaurants in 2015.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.0% in Q2 2016 compared to 3.7% in Q2 2015 and increased to 3.9% in 2016 YTD compared to 3.6% in 2015 YTD.  This increase was primarily due to increased investment in short-lived assets, such as equipment, and higher depreciation, as a percentage of revenue, at new restaurants, partially offset by an increase in average unit volume.

In 2016, we expect D&A, as a percentage of revenue, to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2015 and 2016, along with an increase in the level of reinvestment in our existing restaurants.

General and Administrative Expenses.  G&A, as a percentage of total revenue, remained unchanged at 5.2% in Q2 2016 compared Q2 2015 and increased to 5.5% in 2016 YTD compared to 5.0% in 2015 YTD.  In Q2 2016, the increase in average unit volume offset higher costs associated with our managing partner conference and higher bonus expense.  The increase in 2016 YTD was primarily due to a pre-tax charge of $5.5 million ($3.4 million after-tax) related to the settlement of a legal matter, along with higher costs associated with our managing partner conference and higher bonus expense partially offset by an increase in average unit volume.  The $5.5 million charge had a $0.05 impact on diluted earnings per share in 2016 YTD.  See note 7 for further discussion of this charge.

Interest Expense, Net.  Interest expense decreased to $0.3 million in Q2 2016 compared to $0.5 million in Q2 2015 and decreased to $0.6 million in 2016 YTD compared to $1.0 million in 2015 YTD.  These decreases were primarily due to the expiration of our interest rate swaps.

Income Tax Expense.  Our effective tax rate increased to 30.2% in Q2 2016 compared to 29.7% in Q2 2015 and decreased to 30.1% in 2016 YTD compared to 30.3% in 2015 YTD.    We expect the tax rate to be approximately 30.0% for fiscal 2016.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 28, 2016	June 30, 2015
Net cash provided by operating activities	$114,068	$94,823
Net cash used in investing activities	(69,159)	(70,924)
Net cash used in financing activities	(8,938)	(39,056)
Net increase (decrease) in cash and cash equivalents	$35,971	$(15,157)

Net cash provided by operating activities was $114.1 million in 2016 YTD compared to $94.8 million in 2015 YTD.  This increase was primarily due to an increase in net income and non-cash items such as depreciation and amortization expense partially offset by a decrease in working capital.  The decrease in working capital was primarily due to a decrease in cash flows related to a change in the payment timing of accrued wages and deferred revenue related to gift cards partially offset by an increase in cash flows related to accounts receivable.  The increase in cash flow from operations was primarily driven by an increase in comparable restaurant sales at existing restaurants, the continued opening of new restaurants and lower commodity inflation, primarily beef.

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

Net cash used in investing activities was $69.2 million in 2016 YTD compared to $70.9 million in 2015 YTD.  The decrease was primarily due to decreased spending related to new restaurant openings partially offset by increased spending on capital expenditures related to the refurbishment of existing restaurants such as remodeling, room additions, parking expansions, and other general maintenance.  Decreased spending related to restaurant openings in future years more than offset the increase in capital spending as a result of opening 14 restaurants in 2016 YTD compared to 12 restaurants in 2015 YTD.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of June 28, 2016, we had developed 133 of the 415 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

	2016 YTD	2015 YTD
New company restaurants	$45,137	$49,228
Refurbishment of existing restaurants(1)	24,022	21,705
Total capital expenditures	$69,159	$70,933

Restaurant-related repairs and maintenance expense(2)	$10,590	$9,990

(1)	Includes minimal capital expenditures related to the support center office.
(2)	These amounts were recorded as an expense as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2016, we expect our capital expenditures to be approximately $165.0 to $175.0 million, the majority of which will relate to planned restaurant openings, including approximately 30 restaurant openings in 2016.  These amounts exclude any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility.  For 2016, we anticipate net cash provided by operating activities will exceed capital expenditures.  We currently anticipate this excess will be used to pay dividends, as approved by our Board of Directors, repurchase common stock, and/or repay borrowings under our amended revolving credit facility.

Net cash used in financing activities was $8.9 million in 2016 YTD compared to $39.1 million in 2015 YTD.  This decrease was primarily due to an increase in borrowings on our amended revolving credit facility and lower dividend payments in 2016 YTD.  Dividend payments were higher in 2015 YTD due to the timing of a dividend payment.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  During 2016 YTD, we paid $4.1 million to repurchase 114,700 shares of our common stock, and we had approximately $69.9 million remaining under our authorized stock repurchase program as of June 28, 2016.

On May 19, 2016, our Board of Directors authorized the payment of a cash dividend of $0.19 per share of common stock.  The payment of this dividend totaling $13.4 million was distributed on July 1, 2016 to shareholders of record at the close of business on June 15, 2016.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of June 28, 2016.

We paid distributions of $2.5 million and $2.3 million to equity holders of 16 of our majority-owned company restaurants in 2016 YTD and 2015 YTD, respectively.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted‑average interest rate for the amended revolving credit facility at June 28, 2016 was 1.32%.  The weighted-average interest rate for the amended revolving credit facility at December 29, 2015 was 3.22%, including the impact of the interest rate swap. At June 28, 2016, we had $50.0 million outstanding under the revolving credit facility and $143.4 million of availability, net of $6.6 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all financial covenants as of June 28, 2016.

At June 28, 2016, in addition to the amounts outstanding on our amended revolving credit facility, we had one other note payable totaling $0.6 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant and is subject to certain prepayment penalties. Our total weighted-average effective interest rate at June 28, 2016 was 1.43%.

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

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 28, 2016 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$50,623	$151	50,354	118	$—
Interest(1)	1,667	718	945	4	—
Operating lease obligations	741,602	39,514	80,253	78,805	543,030
Capital obligations	171,835	171,835	—	—	—
Total contractual obligations(2)	$965,727	$212,218	$131,552	$78,927	$543,030

(1)

Uses interest rates as of June 28, 2016 for our variable rate debt. We assumed $50.0 million remains outstanding on the amended revolving credit facility until the expiration date.  We calculated interest rate payments using the weighted average interest rate of 1.32%, which was the interest rate associated with our amended revolving credit facility at June 28, 2016.  We assumed a constant rate until maturity for our fixed rate debt.

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

Guarantees

Effective December 31, 2013, we sold two restaurants, which operated under the name Aspen Creek, located in Irving, Texas and Louisville, Kentucky. We assigned the leases associated with these restaurants to the acquirer, but remain contingently liable under the terms of the lease if the acquirer defaults. We are contingently liable for the initial term of the lease and any optional renewal periods. The Irving lease has an initial term that expires December 2019, along with three five‑year renewals. The Louisville lease has an initial term that expires November 2023, along with three five‑year renewals. The assignment of the Louisville lease releases us from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.

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

We are contingently liable for the initial term of the lease and any optional renewal periods. All of the leases have three optional five-year renewals.

As of June 28, 2016 and December 29, 2015, we are contingently liable for $16.8 million and $17.2 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 28, 2016 and December 29, 2015 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

Recently Issued Accounting Standards

Revenue Recognition

(Accounting Standards Update 2014-09, "ASU 2014-09")

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.   In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year) with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.   In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606:) Identifying Performance Obligations and Licensing.  The standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees as well as the method of adoption.

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

Share-Based Compensation

(Accounting Standards Update 2016-09, "ASU 2016-09")

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions.  The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (our 2017 fiscal year) and interim periods within those annual periods.  Early adoption is permitted.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows as well as the method of adoption.

Financial Instruments

(Accounting Standards Update 2016-13, "ASU 2016-13")

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred losses for financial assets held.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019 (our 2020 fiscal year), with early adoption permitted for annual periods beginning after December 15, 2018.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At June 28, 2016, we had $50.0 million outstanding under the amended revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  The interest rate on our amended revolving credit facility at June 28, 2016 was 1.32%. We had one other note payable totaling $0.6 million with a fixed interest rate of 10.46%.  Should interest rates based on this variable rate borrowing increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 28, 2016.

Changes in internal control

During the period covered by this report, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants, and costs.  We have filed an answer to the complaint and trial is scheduled for January 2017.  We deny liability and are vigorously defending this case; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  We cannot estimate the amount or range of loss, if any, associated with this matter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $69.9 million remained outstanding at June 28, 2016. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended June 28, 2016 in connection with the repurchase program described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
March 30 to April 26	—	$—	—	$69,916,147
April 27 to May 24	—	$—	—	$69,916,147
May 25 to June 28	—	$—	—	$69,916,147

Total	—		—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1 31.1	Amended and Restated Certificate of Incorporation, as amended, of Registrant Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 5, 2016	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: August 5, 2016	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
President, Chief Financial Officer
(principal financial officer)
(chief accounting officer)