Form 10-Q
period 2016-09-27
Texas Roadhouse, Inc.
filed 2016-11-04
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2016

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

The number of shares of common stock outstanding were 70,521,429 on October 26, 2016.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 27, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$81,713	$59,334
Receivables, net of allowance for doubtful accounts of $15 at September 27, 2016 and $6 at December 29, 2015	22,039	45,421
Inventories, net	14,357	15,633
Prepaid income taxes	—	53
Prepaid expenses	9,310	11,295
Deferred tax assets, net	5,846	2,077
Total current assets	133,265	133,813
Property and equipment, net of accumulated depreciation of $440,692 at September 27, 2016 and $395,886 at December 29, 2015	802,555	751,288
Goodwill	116,571	116,571
Intangible assets, net of accumulated amortization of $11,502 at September 27, 2016 and $10,548 at December 29, 2015	3,873	4,827
Other assets	28,258	26,207
Total assets	$1,084,522	$1,032,706
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligation under capital lease	$163	$144
Accounts payable	41,828	50,996
Deferred revenue-gift cards	55,128	101,274
Accrued wages	27,762	36,233
Income taxes payable	7,098	90
Accrued taxes and licenses	20,477	18,779
Dividends payable	13,398	11,919
Other accrued liabilities	42,084	37,207
Total current liabilities	207,938	256,642
Long-term debt and obligation under capital lease, excluding current maturities	52,424	25,550
Stock option and other deposits	7,274	7,041
Deferred rent	34,905	31,493
Deferred tax liabilities, net	6,917	6,402
Other liabilities	31,700	28,396
Total liabilities	341,158	355,524
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 70,518,677 and 70,091,203 shares issued and outstanding at September 27, 2016 and December 29, 2015, respectively)	71	70
Additional paid-in-capital	212,196	201,023
Retained earnings	523,416	468,678
Accumulated other comprehensive loss	(93)	(109)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	735,590	669,662
Noncontrolling interests	7,774	7,520
Total equity	743,364	677,182
Total liabilities and equity	$1,084,522	$1,032,706

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Revenue:
Restaurant sales	$477,617	$433,932	$1,493,531	$1,340,917
Franchise royalties and fees	4,020	4,157	12,473	12,100
Total revenue	481,637	438,089	1,506,004	1,353,017
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	161,886	156,643	506,565	484,700
Labor	145,301	129,198	442,861	392,686
Rent	10,266	9,325	30,477	27,442
Other operating	73,583	66,848	227,082	204,523
Pre-opening	5,017	5,749	14,253	14,476
Depreciation and amortization	20,941	17,843	60,718	50,994
Impairment and closure	13	—	54	—
General and administrative	26,162	21,927	82,933	67,344
Total costs and expenses	443,169	407,533	1,364,943	1,242,165
Income from operations	38,468	30,556	141,061	110,852
Interest expense, net	288	470	902	1,480
Equity income from investments in unconsolidated affiliates	(4)	(449)	(831)	(1,288)
Income before taxes	$38,184	$30,535	$140,990	$110,660
Provision for income taxes	11,381	9,141	42,325	33,419
Net income including noncontrolling interests	$26,803	$21,394	$98,665	$77,241
Less: Net income attributable to noncontrolling interests	1,128	912	3,792	3,329
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$25,675	$20,482	$94,873	$73,912
Other comprehensive income (expense), net of tax:
Unrealized gain on derivatives, net of tax of $-, ($140), ($18) and ($402), respectively	—	223	27	639
Foreign currency translation adjustment, net of tax of ($18), $68, $7 and $57, respectively	29	(109)	(11)	(91)
Total other comprehensive income, net of tax	29	114	16	548
Total comprehensive income	$25,704	$20,596	$94,889	$74,460
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.36	$0.29	$1.35	$1.06
Diluted	$0.36	$0.29	$1.34	$1.05
Weighted average shares outstanding:
Basic	70,477	70,117	70,338	69,995
Diluted	70,981	70,735	70,898	70,639
Cash dividends declared per share	$0.19	$0.17	$0.57	$0.51

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 29, 2015	70,091,203	$70	$201,023	$468,678	$(109)	$669,662	$7,520	$677,182
Net income	—	—	—	94,873	—	94,873	3,792	98,665
Other comprehensive income	—	—	—	—	16	16	—	16
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,538)	(3,538)
Dividends declared and paid ($0.38 per share)	—	—	—	(26,737)	—	(26,737)	—	(26,737)
Dividends declared ($0.19 per share)	—	—	—	(13,398)	—	(13,398)	—	(13,398)
Shares issued under share-based compensation plans including tax effects	743,785	1	4,863	—	—	4,864	—	4,864
Repurchase of shares of common stock	(114,700)	—	(4,110)	—	—	(4,110)	—	(4,110)
Indirect repurchase of shares for minimum tax withholdings	(201,611)	—	(7,927)	—	—	(7,927)	—	(7,927)
Share-based compensation	—	—	18,347	—	—	18,347	—	18,347
Balance, September 27, 2016	70,518,677	$71	$212,196	$523,416	$(93)	$735,590	$7,774	$743,364

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 27, 2016	September 29, 2015
Cash flows from operating activities:
Net income including noncontrolling interests	$98,665	$77,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,718	50,994
Deferred income taxes	(3,270)	(8,189)
Loss on disposition of assets	3,509	4,038
Impairment and closure costs	139	—
Equity income from investments in unconsolidated affiliates	(831)	(1,288)
Distributions of income received from investments in unconsolidated affiliates	1,765	414
Provision for doubtful accounts	9	(41)
Share-based compensation expense	18,347	15,649
Changes in operating working capital:
Receivables	23,373	11,106
Inventories	1,276	493
Prepaid expenses	1,985	2,079
Other assets	(3,003)	(1,519)
Accounts payable	(9,352)	(2,115)
Deferred revenue—gift cards	(46,146)	(37,153)
Accrued wages	(8,471)	3,652
Excess tax benefits from share-based compensation	(2,698)	(4,253)
Prepaid income taxes and income taxes payable	9,760	10,482
Accrued taxes and licenses	1,698	1,831
Other accrued liabilities	5,594	1,886
Deferred rent	3,412	3,405
Other liabilities	3,303	2,796
Net cash provided by operating activities	159,782	131,508
Cash flows from investing activities:
Capital expenditures—property and equipment	(113,219)	(125,100)
Proceeds from sale of property and equipment, including insurance proceeds	—	272
Net cash used in investing activities	(113,219)	(124,828)
Cash flows from financing activities:
Proceeds from revolving credit facility, net	25,000	20,000
Repurchase of shares of common stock	(4,110)	(4,741)
Distributions to noncontrolling interest holders	(3,538)	(3,192)
Excess tax benefits from share-based compensation	2,698	4,253
Proceeds from stock option and other deposits, net	283	1,069
Indirect repurchase of shares for minimum tax withholdings	(7,927)	(7,424)
Principal payments on long-term debt and capital lease obligation	(106)	(95)
Proceeds from exercise of stock options	2,172	4,191
Dividends paid to shareholders	(38,656)	(34,247)
Net cash used in financing activities	(24,184)	(20,186)
Net increase (decrease) in cash and cash equivalents	22,379	(13,506)
Cash and cash equivalents—beginning of period	59,334	86,122
Cash and cash equivalents—end of period	$81,713	$72,616
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$201	$1,744
Income taxes paid	$35,849	$31,122
Capital expenditures included in current liabilities	$3,189	$3,944
Obligation under capital lease	$2,000	$—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of September 27, 2016 and December 29, 2015 and for the 13 and 39 weeks ended September 27, 2016 and September 29, 2015.

As of September 27, 2016, we owned and operated 422 restaurants and franchised an additional 85 restaurants in 49 states and five foreign countries.  Of the 422 company-owned restaurants that were operating at September 27, 2016, 406 were wholly-owned and 16 were majority-owned.

As of September 29, 2015, we owned and operated 394 restaurants and franchised an additional 81 restaurants in 49 states and four foreign countries.  Of the 394 company-owned restaurants that were operating at September 29, 2015, 378 were wholly-owned and 16 were majority-owned.

As of September 27, 2016 and September 29, 2015, we owned 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of September 27, 2016 and September 29, 2015, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, leases and leasehold improvements, legal reserves and income taxes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 and 39 weeks ended September 27, 2016 are not necessarily indicative of the results that may be expected for the year ending December 27, 2016.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2015.

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

The following table summarizes the share-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Labor expense	$1,570	$1,387	$4,475	$3,937
General and administrative expense	5,074	4,047	13,872	11,712
Total share-based compensation expense	$6,644	$5,434	$18,347	$15,649

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting RSUs as a form of share-based compensation.  Prior to 2008, we issued stock options as share-based compensation to our employees.  Beginning in 2015, we granted PSUs to two of our executives.  An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement.  Share-based compensation activity by type of grant as of September 27, 2016 and changes during the 39 weeks then ended are presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 29, 2015	984,586	$32.86
Granted	382,339	41.92
Forfeited	(27,997)	33.40
Vested	(424,357)	33.62
Outstanding at September 27, 2016	914,571	$36.27	1.2	$37,519

As of September 27, 2016, with respect to unvested RSUs, there was $18.7 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.2 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 39 weeks ended September 27, 2016 and September 29, 2015 was $17.4 million and $21.9 million, respectively.  The excess tax benefit realized from tax deductions associated with vested restricted stock units for the 39 weeks ended September 27, 2016 and September 29, 2015 was $1.2 million and $2.6 million, respectively.

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

On January 8, 2015, we granted PSUs with a grant date fair value of approximately $4.0 million based on the grant date price per share of $34.77.  On January 8, 2016, 144,000 shares vested related to this PSU grant and were distributed during the 13 weeks ended March 29, 2016.  On November 19, 2015, we granted PSUs with a grant date fair value of approximately $3.9 million based on the grant date price per share of $34.11.  As of September 27, 2016, with respect to unvested PSUs, there was $1.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.3 years.  The distribution of vested performance stock units as common stock related to the November 19, 2015 grants will occur in the first quarter of 2017.

Summary Details for Stock Options

		Weighted-	Weighted-Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 29, 2015	328,498	$13.10
Granted	—	—
Cancelled/Expired	(1,694)	14.60
Exercised	(175,428)	12.38
Outstanding at September 27, 2016	151,376	$13.92	0.7	$4,103
Exercisable at September 27, 2016	151,376	$13.92	0.7	$4,103

No stock options vested during 39 weeks ended September 27, 2016 or September 29, 2015.  For the 39 weeks ended September 27, 2016 and September 29, 2015, the total intrinsic value of options exercised was $5.3 million and $5.9 million, respectively.

For the 39 weeks ended September 27, 2016 and September 29, 2015, cash received before tax withholdings from options exercised was $2.2 million and $4.2 million, respectively.  The excess tax benefit realized from deductions associated with options exercised for the 39 weeks ended September 27, 2016 and September 29, 2015 was $1.5 million and $1.6 million, respectively.

(3)   Long-term Debt and Obligation Under Capital Lease

Long-term debt consisted of the following:

	September 27,	December 29,
	2016	2015
Installment loan, due 2020	$587	$694
Obligation under capital lease	2,000	—
Revolver	50,000	25,000
	52,587	25,694
Less current maturities	163	144
	$52,424	$25,550

The interest rate for our installment loan outstanding at both September 27, 2016 and December 29, 2015 was 10.46%.  The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the amended revolving credit facility at September 27, 2016 and December 29, 2015 was 1.39% and 3.22%, respectively, including the impact of an interest rate swap which expired on January 7, 2016. At September 27, 2016, we had $50.0 million outstanding under the revolving credit facility and $143.4 million of availability, net of $6.6 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all financial covenants as of September 27, 2016.

(4)     Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 39 weeks ended September 27, 2016 and September 29, 2015 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.5	3.5	3.5	3.5
FICA tip tax credit	(7.1)	(7.9)	(6.9)	(7.3)
Work opportunity tax credit	(0.9)	—	(0.8)	(0.5)
Net income attributable to noncontrolling interests	(1.1)	(0.9)	(0.9)	(1.0)
Other	0.4	0.2	0.1	0.5
Total	29.8%	29.9%	30.0%	30.2%

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

As of December 29, 2015, we had an interest rate swap designated as a hedging instrument under ASC 815 which was recorded as a derivative liability of approximately $45,000 in other accrued liabilities on the unaudited condensed consolidated balance sheet.

The following table summarizes the effect of our interest rate swaps in the unaudited condensed consolidated statements of income and comprehensive income for the 13 and 39 weeks ended September 27, 2016 and September 29, 2015:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Gain recognized in OCI, net of tax (effective portion) (1)	$—	$223	$27	$639
Loss reclassified from AOCI to income (effective portion) (1)	$—	$370	$45	$1,107

(1)

The 39 weeks ended September 27, 2016 included the effect of one interest rate swap which expired on January 7, 2016, while the 13 and 39 weeks ended September 29, 2015 included the effect of two interest rate swaps, one of which expired on November 7, 2015.

The loss reclassified from AOCI to income was recognized in interest expense on our unaudited condensed consolidated statements of income and comprehensive income. For each of the 13 and 39 weeks ended September 27, 2016 and September 29, 2015, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the unaudited condensed consolidated statements of income and comprehensive income.

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

Statement of Cash Flows

(Accounting Standards Update 2016-15, "ASU 2016-15")

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017 (our 2018 fiscal year) and interim periods within those annual periods.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

(7)Commitments and Contingencies

The estimated cost of completing capital project commitments at September 27, 2016 and December 29, 2015 was approximately $161.2 million and $129.4 million, respectively.

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

As of September 27, 2016 and December 29, 2015, we are contingently liable for $16.6 million and $17.2 million, respectively, for the seven leases discussed above.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 27, 2016 and December 29, 2015 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 39 weeks ended September 27, 2016, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

On July 15, 2016, the Florida Circuit Court in Palm Beach County approved a settlement agreement styled Andrew Lovett and Semaj Miller, individually and on behalf of others, v. Texas Roadhouse Management Corp. (Case no. 50-2016-CA-007714-MB-AO) resolving alleged violations of the Fair Labor Standards Act asserted on behalf of a purported nationwide class of current and former employees in exchange for a settlement payment not to exceed $9.5 million.  To cover the estimated costs of the settlement, including estimated payments to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a charge of $5.5 million ($3.4 million after-tax) in the first quarter of 2016.  In the third quarter of 2016, we recorded an additional $1.2 million ($0.8 million after-tax) resulting in a total charge of $6.7 million ($4.1 million after-tax) for the 39 weeks ended September 27, 2016.  The pre-tax charge was recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and comprehensive income and in other accrued liabilities in our unaudited condensed consolidated balance sheets.  Because the settlement is structured on an opt-in basis, the actual amount of the total settlement payment could vary from our estimate.

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

(8)   Related Party Transactions

As of September 27, 2016 and September 29, 2015, we had 10 franchise restaurants owned in whole or part, by certain of our officers, directors and 5% stockholders of the company.  For both of the 13 week periods ended September 27, 2016 and September 29, 2015, these entities paid us fees of approximately $0.4 million.  For both of the 39 week periods ended September 27, 2016 and September 29, 2015, these entities paid us fees of approximately $1.4 million.  As disclosed in note 7, we are contingently liable on leases which are related to two of these restaurants.

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

The following table summarizes the nonvested stock and options that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Nonvested stock	—	61	6	5,330
Options	—	—	—	—
Total	—	61	6	5,330

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$25,675	$20,482	$94,873	$73,912
Basic EPS:
Weighted-average common shares outstanding	70,477	70,117	70,338	69,995
Basic EPS	$0.36	$0.29	$1.35	$1.06
Diluted EPS:
Weighted-average common shares outstanding	70,477	70,117	70,338	69,995
Dilutive effect of stock options and nonvested stock	504	618	560	644
Shares-diluted	70,981	70,735	70,898	70,639
Diluted EPS	$0.36	$0.29	$1.34	$1.05

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

There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 27, 2016.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 27, 2016	December 29, 2015
Interest rate swap	2	$—	$(45)
Deferred compensation plan—assets	1	20,754	17,401
Deferred compensation plan—liabilities	1	(20,777)	(17,416)

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

At September 27, 2016 and December 29, 2015, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.  The fair value of our amended revolving credit facility at September 27, 2016 and December 29, 2015 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loan is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loan are as follows:

	September 27, 2016		December 29, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Installment loan—Level 2	$587	$647	$694	$779

(11)  Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss for the 39 weeks ended September 27, 2016 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 29, 2015	$(27)	$(82)	$(109)
Other comprehensive loss before reclassifications	—	(18)	(18)
Reclassification adjustments to income (1)	45	—	45
Income taxes	(18)	7	(11)
Balance as of September 27, 2016	$—	$(93)	$(93)

(1)	For further discussion of amounts reclassified to income, see note 5.

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

We did not repurchase any shares of common stock during the 13 week period ended September 27, 2016. For the 39 week period ended September 27, 2016, we paid approximately $4.1 million to repurchase 114,700 shares of our common stock. As of September 27, 2016, we had approximately $69.9 million remaining under our authorized stock repurchase program.  For the 13 and 39 week periods ended September 29, 2015, we paid approximately $1.6 million and $4.7 million, respectively, to repurchase 44,000 and 132,089 shares of our common stock, respectively.

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

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 507 restaurants in 49 states and five foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 27, 2016, our 507 restaurants included:

•

422 "company restaurants," of which 406 were wholly-owned and 16 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to minority interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 422 restaurants we owned and operated as of September 27, 2016, we operated 408 as Texas Roadhouse restaurants and operated 12 as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment.

•

85 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest.  The income derived from our minority interests in these 24 franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 24 franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest.  All of the franchise restaurants operated as Texas Roadhouse restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined formulas the remaining equity interests in 14 of the 16 majority-owned company restaurants and 69 of the 85 franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 27, 2016 and September 29, 2015 are referred to as Q3 2016 and Q3 2015, respectively. The 39 weeks ended September 27, 2016 and September 29, 2015 are referred to as 2016 YTD and 2015 YTD, respectively.

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

In 2016 YTD, we opened 21 company-owned restaurants, including five Bubba’s 33 restaurants.  Additionally, in 2016 YTD, our franchise partners opened two international and one domestic franchise restaurant.    We currently plan to open approximately 30 company-owned restaurants in 2016 including as many as nine Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open approximately four, primarily international, Texas Roadhouse restaurants during 2016.

Our average capital investment for Texas Roadhouse restaurants opened during 2015, including pre‑opening expenses and a capitalized rent factor, was $4.7 million, while the average capital investment, including pre-opening costs, for the four Bubba’s 33 restaurants opened during the year was $6.0 million. We expect our average capital investment for Texas Roadhouse and Bubba’s 33 restaurants opening in 2016 to be approximately $5.0 million and $6.4 million, respectively.  The expected increases in our average capital investment for Texas Roadhouse and Bubba’s 33 restaurants are primarily due to increases in development costs associated with land, including capitalized rent, and building costs.  We continue to focus on driving sales and managing restaurant development costs in order to further increase our restaurant development in the future.  Our capital investment (including cash and non‑cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor, local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook‑up fees and geographical location.

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

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information and accounting systems, real estate, human resources, legal, marketing, international and restaurant operations, including the development of new concepts.  Our goal is for general and administrative costs to increase at a slower growth rate than our revenue. Whether we are able to leverage our infrastructure in future years will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On August 18, 2016, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  From inception through September 27, 2016, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of September 27, 2016, $69.9 million remains authorized for stock repurchases.

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

General and Administrative Expenses.   General and administrative expenses ("G&A") are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth including advertising costs incurred less amounts remitted by franchise restaurants.  Supervision and accounting fees received from certain franchise restaurants are offset against G&A.  G&A also includes share-based compensation expense related to executive officers, support center employees and area managers, including market partners. The realized and unrealized holding gains and losses related to the investments in our deferred compensation plan, as well as offsetting compensation expense, are also recorded in G&A.

Interest Expense, Net.   Interest expense includes the cost of our debt or financing obligations including the amortization of loan fees, reduced by interest income and capitalized interest.  Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.   As of September 27, 2016 and September 29, 2015, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of September 27, 2016 and September 29, 2015, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at September 27, 2016 and September 29, 2015 included 16 majority-owned restaurants, all of which were open.

Q3 2016 Financial Highlights

Total revenue increased $43.5 million, or 9.9%, to $481.6 million in Q3 2016 compared to $438.1 million in Q3 2015 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Comparable restaurant sales increased 3.4% at company restaurants in Q3 2016.

Restaurant margin, as percentage of restaurant sales, increased 155 basis points to 18.1% in Q3 2016 compared to 16.6% in Q3 2015 primarily due to commodity deflation of approximately 4.2% driven by lower food costs, primarily beef.  The benefit of commodity deflation was partially offset by higher labor costs due to higher average wage rates.  See page 20 for the definition of restaurant margin.

Net income increased $5.2 million, or 25.4%, to $25.7 million in Q3 2016 compared to $20.5 million in Q3 2015 primarily due to the increase in restaurant margin partially offset by higher general and administrative and depreciation costs as well as higher income tax expense.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 27, 2016		September 29, 2015		September 27, 2016		September 29, 2015
	$	%	$	%	$	%	$	%
	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	477,617	99.2	433,932	99.1	1,493,531	99.2	1,340,917	99.1
Franchise royalties and fees	4,020	0.8	4,157	0.9	12,473	0.8	12,100	0.9
Total revenue	481,637	100.0	438,089	100.0	1,506,004	100.0	1,353,017	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	161,886	33.9	156,643	36.1	506,565	33.9	484,700	36.1
Labor	145,301	30.4	129,198	29.8	442,861	29.7	392,686	29.3
Rent	10,266	2.1	9,325	2.1	30,477	2.0	27,442	2.0
Other operating	73,583	15.4	66,848	15.4	227,082	15.2	204,523	15.3
(As a percentage of total revenue)
Pre-opening	5,017	1.0	5,749	1.3	14,253	0.9	14,476	1.1
Depreciation and amortization	20,941	4.3	17,843	4.1	60,718	4.0	50,994	3.8
Impairment and closure	13	NM	—	NM	54	NM	—	NM
General and administrative	26,162	5.4	21,927	5.0	82,933	5.5	67,344	5.0
Total costs and expenses	443,169	92.0	407,533	93.0	1,364,943	90.6	1,242,165	91.8
Income from operations	38,468	8.0	30,556	7.0	141,061	9.4	110,852	8.2
Interest expense, net	288	0.1	470	0.1	902	0.1	1,480	0.1
Equity income from investments in unconsolidated affiliates	(4)	NM	(449)	(0.1)	(831)	(0.1)	(1,288)	(0.1)
Income before taxes	38,184	7.9	30,535	7.0	140,990	9.4	110,660	8.2
Provision for income taxes	11,381	2.4	9,141	2.1	42,325	2.8	33,419	2.5
Net income including noncontrolling interests	26,803	5.6	21,394	4.9	98,665	6.6	77,241	5.7
Net income attributable to noncontrolling interests	1,128	0.2	912	0.2	3,792	0.3	3,329	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	25,675	5.3	20,482	4.7	94,873	6.3	73,912	5.5

	13 Weeks Ended				39 Weeks Ended
	September 27, 2016		September 29, 2015		September 27, 2016		September 29, 2015
	$	%	$	%	$	%	$	%
Restaurant margin ($ in thousands)	86,581	18.1	71,917	16.6	286,546	19.2	231,566	17.3

Restaurant margin $/store week	15,953		14,258		17,866		15,610

See page 20 for the definition of restaurant margin.

NM — Not meaningful

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 29, 2015	483	474	7	2
Company openings	21	16	5	—
Franchise openings - U.S.	1	1	—	—
Franchise openings - International	2	2	—	—
Balance at September 27, 2016	507	493	12	2

Q3 2016 (13 weeks) compared to Q3 2015 (13 weeks) and 2016 YTD (39 weeks) compared to 2015 YTD (39 weeks)

Restaurant Sales.  Restaurant sales increased by 10.1% in Q3 2016 as compared to Q3 2015 and 11.4% in 2016 YTD compared to 2015 YTD.  The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2016	Q3 2015	2016 YTD	2015 YTD
Company Restaurants:
Increase in store weeks	7.6%	7.7%	8.1%	7.5%
Increase in average unit volume	2.8%	6.6%	3.7%	8.1%
Other(1)	(0.3)%	(0.7)%	(0.4)%	(0.8)%
Total increase in restaurant sales	10.1%	13.6%	11.4%	14.8%

Store weeks	5,427	5,044	16,039	14,834
Comparable restaurant sales growth	3.4%	6.9%	4.2%	8.1%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	3.5%	6.9%	4.2%	8.1%
Average unit volume (in thousands)	$1,151	$1,119	$3,660	$3,531

Weekly sales by group:
Comparable restaurants (368 and 346 units, respectively)	$89,079	$86,331
Average unit volume restaurants (24 and 22 units, respectively)(2)	$80,390	$82,555
Restaurants less than six months old (16 and 17 units, respectively)	$84,539	$92,082

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

	Q3 2016	Q3 2015	2016 YTD	2015 YTD
Guest traffic counts	2.0%	5.2%	2.7%	6.3%
Per person average check	1.4%	1.7%	1.5%	1.8%
Comparable restaurant sales growth	3.4%	6.9%	4.2%	8.1%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q3 2016 and 2016 YTD.

The increase in our per person average check for the periods presented was primarily driven by menu price increases taken in 2015 and 2014.  In 2015 and 2014, we increased menu prices in the fourth quarter by approximately 2.0% and approximately 1.8%, respectively.  These menu price increases were taken as a result of inflationary pressures, primarily commodities.  In Q3 2016 and 2016 YTD, average guest check did not increase in line with the menu price increase implemented as some guests are purchasing fewer alcoholic and non-alcoholic beverages and/or shifting to lower menu price items.  We currently plan to take an additional price increase of approximately 1.0% in late November 2016.

In 2016, we plan to open approximately 30 company restaurants including as many as nine Bubba’s 33 restaurants.  We opened 21 company restaurants in 2016 YTD including 16 Texas Roadhouse restaurants and five Bubba’s 33 restaurants.  We have begun construction for all of our expected 2016 openings.  Additionally, we currently plan to open approximately 30 company restaurants in 2017, including seven to eight Bubba’s 33 restaurants.

Franchise Royalties and Fees.  Franchise royalties and fees decreased by $0.1 million, or by 3.3%, in Q3 2016 from Q3 2015 and increased by $0.4 million, or by 3.1% in 2016 YTD from 2015 YTD.  The decrease in Q3 2016 was primarily attributable to lower franchise royalties associated with our international restaurants in Q3 2016 compared to Q3 2015 due to the lapping of a favorable adjustment recorded in the prior year quarter.  In 2016 YTD, the increase was primarily attributable to the opening of new franchise restaurants and an increase in average unit volume.  Franchise comparable restaurant sales increased 1.9% in Q3 2016 which included an increase in domestic franchise comparable restaurant sales of 3.3%.  For 2016 YTD, franchise comparable restaurant sales increased 2.5% which included an increase in domestic franchise comparable restaurant sales of 3.9%.  Franchise restaurant count activity is shown in the restaurant unit activity table above.  In 2016, we anticipate our franchise partners will open approximately four Texas Roadhouse restaurants, primarily international, three of which opened in 2016 YTD.  Additionally, we currently anticipate our franchise partners will open as many as seven Texas Roadhouse restaurants, primarily international, in 2017.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, decreased to 33.9% in Q3 2016 and 2016 YTD from 36.1% in both Q3 2015 and 2015 YTD.  These decreases were primarily attributable to commodity deflation and menu pricing actions, along with the benefit of operating efficiencies associated with process improvements at the restaurant level.  Commodity deflation of approximately 4.2% in Q3 2016 and 4.1% in 2016 YTD was driven by lower food costs, primarily beef.  Recent menu pricing actions are summarized in our discussion of restaurant sales above.

For the remainder of 2016, we have fixed price contracts for approximately 75% of our overall food costs with the remainder subject to fluctuating market prices. We expect approximately 3.5% food cost deflation in 2016.

For 2017, we have fixed price contracts for approximately 50% of our overall food costs with the remainder subject to fluctuating market prices.  We expect low single digit commodity cost deflation in 2017.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 30.4% in Q3 2016 compared to 29.8% in Q3 2015 and increased to 29.7% in 2016 YTD compared to 29.3% in 2015 YTD.  These increases were primarily attributable to higher average wage rates partially offset by the benefit from the increase in average unit volume.  The increase in 2016 YTD was also partially offset by lower payroll tax expense.

For the remainder of 2016, we expect mid-single digit labor inflation due to increases in minimum and tip wage rates as well as regulatory changes. In 2016, the Department of Labor published changes related to the Fair Labor Standards Act ("FLSA") which resulted in changes to the threshold for overtime pay which become effective on December 1, 2016.  These increases in costs may or may not be offset by additional menu price adjustments and/or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.1% in Q3 2016 and Q3 2015 and at 2.0% in 2016 YTD and 2015 YTD.  For both periods, the benefit from an increase in average unit volume was offset by an increase in rent expense, as a percentage of restaurant sales, related to newer restaurants.

Restaurant Other Operating Expenses.    Restaurant other operating expenses, as a percentage of restaurant sales, remained flat at 15.4% in Q3 2016 compared to Q3 2015 and decreased to 15.2% in 2016 YTD from 15.3% in 2015 YTD.  In Q3 2016, an increase in average unit volume and lower costs associated with remodels and general liability self-insurance was offset by higher third party gift card fees and higher bonus expense.  The decrease in 2016 YTD was primarily attributable to an increase in average unit volume and lower costs associated with utilities and general liability self-insurance, partially offset by higher third party gift card fees and higher bonus expense.

In Q3 2016, lower general liability self-insurance was driven by changes in our claims development history included in our quarterly actuarial reserve estimate.  For all periods presented, higher third party gift card fees were primarily due to the continued expansion of our third-party gift card program while improved restaurant margins led to higher bonus expense. In 2016 YTD, utility costs were lower primarily due to lower electricity and natural gas rates.

Restaurant Pre-opening Expenses.  Pre-opening expenses decreased to $5.0 million in Q3 2016 from $5.7 million in Q3 2015 and decreased to $14.3 million in 2016 YTD compared to $14.5 million in 2015 YTD.  The decreases were primarily due to the number of restaurants opened during each period compared to the prior year period.  In Q3 2016, we opened seven restaurants compared to ten restaurants in Q3 2015, while we opened 21 restaurants in 2016 YTD compared to 22 restaurants in 2015 YTD.

Overall, we plan to open approximately 30 company-owned restaurants in 2016 compared to 29 company-owned restaurants in 2015.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.3% in Q3 2016 compared to 4.1% in Q3 2015 and increased to 4.0% in 2016 YTD compared to 3.8% in 2015 YTD.  This increase was primarily due to increased investment in short-lived assets, such as equipment, and higher depreciation, as a percentage of revenue, at new restaurants, partially offset by an increase in average unit volume.

In 2016, we expect D&A, as a percentage of revenue, to continue to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2015 and 2016, along with an increase in the level of reinvestment in our existing restaurants.

General and Administrative Expenses.  G&A, as a percentage of total revenue, increased to 5.4% in Q3 2016 compared to 5.0% in Q3 2015 and increased to 5.5% in 2016 YTD compared to 5.0% in 2015 YTD.  In Q3 2016, the increase was driven by an additional charge of $1.2 million ($0.8 million after-tax) related to the settlement of a previously disclosed legal matter along with higher costs associated with incentive and share-based compensation expense, partially offset by an increase in average unit volume.  The increase in 2016 YTD was primarily due to a pre-tax charge of $6.7 million ($4.1 million after-tax) related to the settlement of a legal matter, along with higher costs associated with incentive and shared-based compensation expense and higher costs associated with our managing partner conference, partially offset by an increase in average unit volume.  The $6.7 million charge had a $0.06 impact on diluted earnings per share in 2016 YTD.  See note 7 for further discussion of this charge.

Interest Expense, Net.  Interest expense decreased to $0.3 million in Q3 2016 compared to $0.5 million in Q3 2015 and decreased to $0.9 million in 2016 YTD compared to $1.5 million in 2015 YTD.  These decreases were primarily due to the expiration of our interest rate swaps.

Equity Income from Investments in Unconsolidated Affiliates. Equity income from unconsolidated affiliates decreased by approximately $0.5 million in Q3 2016 and 2016 YTD compared to Q3 2015 and 2015 YTD.  Equity income earned from our unconsolidated affiliates of approximately $0.4 million in Q3 2016 was offset by a reduction in income of approximately $0.4 million related to our investment in four non-Texas Roadhouse restaurants.

Income Tax Expense.  Our effective tax rate remained relatively flat at 29.8% in Q3 2016 compared to 29.9% in Q3 2015 and decreased to 30.0% in 2016 YTD compared to 30.2% in 2015 YTD.    We expect the tax rate to be approximately 30.0% for fiscal 2016.  For 2017, we expect the rate to be approximately 30.0% to 31.0%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 27, 2016	September 29, 2015
Net cash provided by operating activities	$159,782	$131,508
Net cash used in investing activities	(113,219)	(124,828)
Net cash used in financing activities	(24,184)	(20,186)
Net increase (decrease) in cash and cash equivalents	$22,379	$(13,506)

Net cash provided by operating activities was $159.8 million in 2016 YTD compared to $131.5 million in 2015 YTD.  This increase was primarily due to an increase in net income and non-cash items such as depreciation and amortization expense and deferred income taxes partially offset by a decrease in working capital.  The decrease in working capital was primarily due to a decrease in cash flows related to a change in the payment timing of accrued wages and deferred revenue related to gift cards partially offset by an increase in cash flows related to accounts receivable.  The increase in cash flow from operations was primarily driven by an increase in comparable restaurant sales at existing restaurants, the continued opening of new restaurants and lower commodity inflation, primarily beef.

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

Net cash used in investing activities was $113.2 million in 2016 YTD compared to $124.8 million in 2015 YTD.  The decrease was primarily due to decreased spending related to new restaurant openings in future years.  In addition, increased development costs in 2016 more than offset the decrease in capital spending as a result of opening 21 restaurants in 2016 YTD compared to 22 restaurants in 2015 YTD.

We require capital principally for the development of new company restaurants and the refurbishment of existing restaurants.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land where it is cost effective. As of September 27, 2016, we had developed 136 of the 422 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants:

	2016 YTD	2015 YTD
New company restaurants	$75,231	$85,555
Refurbishment of existing restaurants(1)	37,988	39,545
Total capital expenditures	$113,219	$125,100

Restaurant-related repairs and maintenance expense(2)	$16,501	$15,349

(1)	Includes minimal capital expenditures related to the support center office.
(2)	These amounts were recorded as an expense as incurred.

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

Net cash used in financing activities was $24.2 million in 2016 YTD compared to $20.2 million in 2015 YTD.  This increase was primarily due to higher dividend payments and lower proceeds from stock option exercises in 2016 YTD partially offset by an increase in borrowings on our amended revolving credit facility.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  During 2016 YTD, we paid $4.1 million to repurchase 114,700 shares of our common stock, and we had approximately $69.9 million remaining under our authorized stock repurchase program as of September 27, 2016.

On August 18, 2016, our Board of Directors authorized the payment of a cash dividend of $0.19 per share of common stock.  The payment of this dividend totaling $13.4 million was distributed on September 30, 2016 to shareholders of record at the close of business on September 14, 2016.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of September 27, 2016.

We paid distributions of $3.5 million and $3.2 million to equity holders of 16 of our majority-owned company restaurants in 2016 YTD and 2015 YTD, respectively.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted‑average interest rate for the amended revolving credit facility at September 27, 2016 was 1.39%.  The weighted-average interest rate for the amended revolving credit facility at December 29, 2015 was 3.22%, including the impact of the interest rate swap. At September 27, 2016, we had $50.0 million outstanding under the revolving credit facility and $143.4 million of availability, net of $6.6 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all financial covenants as of September 27, 2016.

At September 27, 2016, in addition to the amounts outstanding on our amended revolving credit facility, we had one other note payable totaling $0.6 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant and is subject to certain prepayment penalties. Our total weighted-average effective interest rate at September 27, 2016 was 1.50%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 27, 2016 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$52,587	$163	50,382	94	$1,948
Interest(1)	7,374	975	1,256	509	4,634
Operating lease obligations	751,649	40,320	81,371	79,628	550,330
Capital obligations	161,151	161,151	—	—	—
Total contractual obligations(2)	$972,761	$202,609	$133,009	$80,231	$556,912

(1)

Uses interest rates as of September 27, 2016 for our variable rate debt. We assumed $50.0 million remains outstanding on the amended revolving credit facility until the expiration date.  We calculated interest rate payments using the weighted average interest rate of 1.39%, which was the interest rate associated with our amended revolving credit facility at September 27, 2016.  We assumed a constant rate until maturity for our fixed rate debt.

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

Guarantees

See note 7 to the condensed consolidated financial statements.

Recently Issued Accounting Standards

See note 6 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At September 27, 2016, we had $50.0 million outstanding under the amended revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  The interest rate on our amended revolving credit facility at September 27, 2016 was 1.39%. We had one other note payable totaling $0.6 million with a fixed interest rate of 10.46%.  Should interest rates based on this variable rate borrowing increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 27, 2016.

Changes in internal control

During the quarter ended September 27, 2016, the Company implemented a new general ledger and accounting system to support the majority of our accounting activities and enhance business information.  As a result, changes to processes and procedures occurred that affected the Company’s internal control over financial reporting.  While management believes the Company’s internal control over financial reporting for affected processes and procedures are effective, management will continue to evaluate and monitor these changes and assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year.

Except for the changes noted above, there were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 27, 2016 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $69.9 million remained outstanding at September 27, 2016. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended September 27, 2016 in connection with the repurchase program described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
June 29 to July 26	—	$—	—	$69,916,147
July 27 to August 23	—	$—	—	$69,916,147
August 24 to September 27	—	$—	—	$69,916,147

Total	—		—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: November 4, 2016	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: November 4, 2016	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
President, Chief Financial Officer
(principal financial officer)
(chief accounting officer)