Form 10-K
period 2016-12-27
Texas Roadhouse, Inc.
filed 2017-02-24
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2016
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

Indicate by check mark if the registrant is a well‑kno.wn seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐.

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

The aggregate market value of the voting stock held by non‑affiliates of the registrant as of the last day of the second fiscal quarter ended June 28, 2016 was $2,890,498,677 based on the closing stock price of $44.82. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 70,728,892 on February 15, 2017.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 27, 2016, are incorporated by reference into Part III of the Form 10‑K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10‑K.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains statements about future events and expectations that constitute forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward‑looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward‑looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

•	our ability to raise capital in the future;
•	our ability to successfully execute our growth strategy;
•	our ability to successfully open new restaurants, acquire franchise restaurants or execute other strategic transactions;
•	our ability to increase and/or maintain sales and profits at our existing restaurants;
•	our ability to integrate the franchise or other restaurants which we acquire or develop;
•	the continued service of key management personnel;
•	health concerns about our food products;
•	our ability to attract, motivate and retain qualified employees;
•	the impact of federal, state or local government laws and regulations relating to our employees and the sale of food and alcoholic beverages;
•	the impact of litigation, including remedial actions, payment of damages and expenses and negative publicity;
•	the cost of our principal food products;
•	labor shortages or increased labor costs, such as health care, market wage levels and workers’ compensation insurance costs;
•	inflationary increases in the costs of construction and/or real estate;
•	changes in consumer preferences and demographic trends;
•	the impact of initiatives by competitors and increased competition generally;
•	our ability to successfully expand into new and existing domestic and international markets;
•	risks associated with partnering in markets with franchisees or other investment partners with whom we have no prior history and whose interests may not align with ours;
•	risks associated with developing new restaurant concepts and our ability to open new concepts;
•	security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology systems;
•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;
•	negative publicity regarding food safety, health concerns and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;

•	our franchisees’ adherence to the terms of the franchise agreement;
•	potential fluctuation in our quarterly operating results due to seasonality and other factors;
•	supply and delivery shortages or interruptions;
•	our ability to adequately protect our intellectual property;
•	volatility of actuarially determined self-insurance losses and loss estimates;
•	adoption of new, or changes in existing, accounting policies and practices;
•	adverse weather conditions which impact guest traffic at our restaurants; and
•	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

The words "believe," "may," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "plan," "strive," "goal," "projects," "forecasts," "will" or similar words or, in each case, their negative or other variations or comparable terminology, identify forward‑looking statements. We qualify any forward‑looking statements entirely by these cautionary factors.

Other risks, uncertainties and factors, including those discussed under "Risk Factors," or those currently deemed immaterial or unknown, could cause our actual results to differ materially from those projected in any forward‑looking statements we make.

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

General Development of Business

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 517 restaurants in 49 states and six foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 27, 2016, we owned and operated 431 restaurants and franchised an additional 86 restaurants.

Financial Information about Operating Segments

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers, and possessing similar pricing structures, resulting in similar long‑term expected financial performance characteristics. Each of our 431 company‑owned restaurants is considered an operating segment.

Narrative Description of Business

Of the 431 restaurants we owned and operated at the end of 2016, we operated 413 as Texas Roadhouse restaurants and 16 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment. In 2017, we plan to open approximately 30 company restaurants.  While the majority of our restaurant growth in 2017 will be Texas Roadhouse restaurants, we currently expect to open approximately six Bubba’s 33 restaurants.  Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

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

Bubba’s 33 is a family-friendly, sports restaurant concept offering an assortment of wings, sandwiches, pizza and burgers, including our signature 33% bacon grind patty.  In addition, we also offer our guests a selection of chicken, beef, fish and seafood.  Bubba’s 33 also offers an extensive selection of draft beer.  Our first Bubba’s 33 restaurant opened in May 2013 in Fayetteville, North Carolina.

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

•

Offering attractive price points.  We offer our food and beverages at moderate price points that we believe are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. For example, at our Texas Roadhouse restaurants, our steak entrées, which include the choice of two side items, generally range from $9.99 for our 6‑ounce Sirloin to $26.99 for our 23‑ounce Porterhouse T‑Bone. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2016 was $16.68. Per guest average check represents restaurant sales divided by the number of guests served. We consider each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus.  At our Bubba’s 33 restaurants, our entrées range from $8.99 for our Classic Cheeseburger to $19.99 for our 14-ounce ribeye.

•

Creating a fun and comfortable atmosphere with a focus on high quality service.  We believe the service quality and atmosphere we establish in our restaurants is a key component for fostering repeat business. We focus on keeping our table‑to‑server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner. Our Texas Roadhouse restaurants feature a rustic southwestern lodge décor accentuated with hand‑painted murals, neon signs, and southwestern prints, rugs and artifacts. Additionally, we offer jukeboxes, which continuously play upbeat country hits.  Our Bubba’s 33 restaurants feature walls lined with televisions playing sports events and music videos and are decorated with sports jerseys, neon signs and other local flair.

Unit Prototype and Economics

We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant‑level returns over time. Our current prototypical Texas Roadhouse restaurants consist of a freestanding building with approximately 7,100 to 7,500 square feet of space constructed on sites of approximately 1.7 to 2.0 acres or retail pad sites, with seating of approximately 58 to 68 tables for a total of 270 to 300 guests, including 18 bar seats, and parking for approximately 160 vehicles either on‑site or in combination with some form of off‑site cross parking arrangement. Our current prototypes are adaptable to in‑line and end‑cap locations and/or spaces within an enclosed mall or a shopping center.  Our prototypical Bubba’s 33 restaurant remains under development as we continue to open additional restaurants.  We expect most future Bubba’s 33 restaurants to range between 7,500 and 8,000 square feet depending on the location with seating for approximately 350 guests including 40 bar seats and 40 outdoor seats.

As of December 27, 2016, we leased 295 properties and owned 136 properties. Our 2016 average unit volume for all Texas Roadhouse company restaurants open before June 30, 2015 was $4.8 million. The time required for a new Texas Roadhouse restaurant to reach a steady level of cash flow is approximately three to six months. For 2016, the average capital investment, including pre‑opening expenses and a capitalized rent factor, for the 21 Texas Roadhouse company restaurants opened during the year was approximately $5.0 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,220,000	$825,000	$1,500,000
Building(2)	1,940,000	1,515,000	2,840,000
Furniture and Equipment	1,155,000	1,075,000	1,225,000
Pre-opening costs	615,000	470,000	905,000
Other(3)	30,000	—	375,000
Total	$4,960,000

(1)	Represents the average cost for land acquisitions or 10x’s initial base rent in the event the land is leased.
(2)	Includes site work costs.
(3)	Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

Our average capital investment for Texas Roadhouse restaurants opened in 2015 and 2014 was $4.7 million and $5.1 million, respectively.  We expect our average capital investment for restaurants to be opened in 2017 to be approximately $5.1 million. Higher costs associated with site work were the primary driver of the increase in the average capital investment for restaurants opened during 2016.  For 2017, we expect a slight increase in the average investment cost for Texas Roadhouse restaurants due to higher costs at one urban site in New Jersey.

For 2016, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the nine Bubba’s 33 company restaurants opened during the year was approximately $6.5 million, while the average capital investment for the four Bubba’s 33 company restaurants opened during 2015 was $6.1 million.  Higher costs associated with site work were the primary driver of the increase in the average capital investment for Bubba’s 33 restaurants opened during 2016.  We expect our average capital investment for restaurants to be opened in 2017 to be approximately $6.5 million.  We continue to evaluate our Bubba’s 33 prototype which could result in lower developmental costs in the future.

We remain focused on driving sales and managing restaurant investment costs in order to maintain our restaurant development in the future.  Our capital investment (including cash and non‑cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non‑union), local permitting requirements, our ability to negotiate with landowners and/or landlords, cost of liquor and other licenses and hook‑up fees, geographical location and weather delays.

Site Selection

We continue to refine our site selection process. In analyzing each prospective site, our real estate team, including our restaurant market partners, devotes significant time and resources to the evaluation of local market demographics, population density, household income levels and site‑specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities, traffic counts and parking. We work actively with real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. We typically require three to six months to locate, approve and control a restaurant site and typically six to 12 additional months to obtain necessary permits. Upon receipt of permits, we require approximately four to five months to construct, equip and open a restaurant.

Existing Restaurant Locations

As of December 27, 2016, we had 431 company restaurants and 86 franchise restaurants in 49 states and six foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	8	—	8
Alaska	2	—	2
Arizona	17	—	17
Arkansas	3	—	3
California	3	7	10
Colorado	15	1	16
Connecticut	4	—	4
Delaware	2	2	4
Florida	23	4	27
Georgia	5	7	12
Idaho	5	—	5
Illinois	15	—	15
Indiana	18	8	26
Iowa	9	—	9
Kansas	5	1	6
Kentucky	11	2	13
Louisiana	9	1	10
Maine	3	—	3
Maryland	6	6	12
Massachusetts	9	1	10
Michigan	13	3	16
Minnesota	4	—	4
Mississippi	1	—	1
Missouri	12	—	12
Montana	—	1	1
Nebraska	3	1	4
Nevada	1	—	1
New Hampshire	3	—	3
New Jersey	6	—	6
New Mexico	5	—	5
New York	17	—	17
North Carolina	17	—	17
North Dakota	2	1	3
Ohio	27	2	29
Oklahoma	7	—	7
Oregon	2	—	2
Pennsylvania	21	6	27
Rhode Island	3	—	3
South Carolina	2	6	8
South Dakota	2	—	2
Tennessee	11	2	13
Texas	61	5	66
Utah	9	1	10
Vermont	1	—	1
Virginia	14	—	14
Washington	1	—	1
West Virginia	2	2	4
Wisconsin	10	3	13
Wyoming	2	—	2
Total domestic restaurants	431	73	504
Kuwait	—	3	3
Philippines	—	1	1
Qatar	—	1	1
Saudi Arabia	—	1	1
Taiwan	—	2	2
United Arab Emirates	—	5	5
Total international restaurants	—	13	13
Total system-wide restaurants	431	86	517

Food

Menu.  Our restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. At Texas Roadhouse restaurants, our dinner entrée prices generally range from $8.99 to $26.99. We offer a broad assortment of specially seasoned and aged steaks, all cooked over open grills and all but one hand‑cut daily on the premises. We also offer our guests a selection of ribs, fish, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include unlimited peanuts, fresh baked yeast rolls and most include the choice of two made‑from‑scratch sides.  Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Rattlesnake Bites®". We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées served with one side item and a beverage at prices generally between $3.99 and $8.99.  At Bubba’s 33 restaurants, our menu prices, excluding appetizers, generally range from $8.99 to $19.99.  We offer a broad assortment of wings, sandwiches, pizzas and burgers, including our signature 33% bacon grind patty.  In addition, we also offer our guests a selection of chicken, beef, fish and seafood.  Our Bubba’s 33 restaurants also offer an extensive selection of draft beer.  We provide a "12 & Under" menu for children at our Bubba’s 33 restaurants that includes a selection of items, including a beverage, at prices generally between $3.99 and $5.99.

Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer, major brands of liquor and wine as well as margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages at our Texas Roadhouse restaurants accounted for 10.6% of restaurant sales in fiscal 2016.

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

Food Quality and Safety.  We are committed to serving a varied menu of high quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to promote consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each Texas Roadhouse restaurant, a trained meat cutter hand cuts our steaks and other restaurant employees prepare our side items and yeast rolls from scratch in the restaurants daily. At both Texas Roadhouse and Bubba’s 33 restaurants, we assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency, speed and food safety. Additionally, we expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, appearance and presentation.

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

We perform food safety and sanitation audits on our restaurants each year and these results are reviewed by various members of operations and management. To maximize adherence to food safety protocols, we have incorporated HACCP (Hazard Analysis Critical Control Points) principles and critical procedures (such as hand washing) in each recipe. In addition, most of our product coaches and food team members have obtained or are in the process of obtaining their Certified Professional-Food Safety designation from the National Environmental Health Association.

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

Service

Service Quality.  We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. We employ a team of service coaches whose function is to provide consistent, hands‑on training and education to our managers and service staff in our restaurants for the purpose of reinforcing service quality and consistency, staff attitude, team work and manage interaction in the dining room.

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

Atmosphere.  The atmosphere of our restaurants is intended to appeal to broad segments of the population including children, families, couples, adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere, featuring an exterior of rough‑hewn cedar siding and corrugated metal. The interiors feature pine and stained concrete floors and are decorated with hand‑painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display‑baking area, where our fresh baked yeast rolls are prepared, and a meat cooler displaying fresh cut steaks. Guests may wait for seating in either a spacious, comfortable waiting area or a southwestern style bar. While waiting for a table, guests can enjoy complimentary roasted in‑shell peanuts and upon being seated at a table, guests can enjoy fresh baked yeast rolls along with roasted in‑shell peanuts.  Our Bubba’s 33 restaurants feature walls lined with televisions playing a variety of sports events and music videos and are decorated with sports jerseys, neon signs and other local flair.

People

Management Personnel.  Each of our restaurants is generally staffed with one managing partner, one kitchen manager, one service manager and one or more additional assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day‑to‑day operations of the entire restaurant.  Kitchen managers have primary responsibility for managing operations relating to our food preparation and food quality, and service managers have primary responsibility for managing our service quality and guest experiences.  The assistant managers support our kitchen and service managers; these managers are collectively responsible for the operations of the restaurant in the absence of a managing partner.  All managers are responsible for maintaining our standards of quality and performance. We use market partners to oversee the operation of our restaurants. Generally, each market partner may oversee as many as 10 to 15 managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assisting in the site selection process.  Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies and standards of quality. To further facilitate adherence to our standards of quality and to maximize uniform execution throughout the system, we employ product coaches and service coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food and service quality. The attentive service and high quality food, which results from each restaurant having a managing partner, at least two to three managers and the hands‑on assistance of a product coach and a service coach, are critical to our success.

Training and Development.  All restaurant employees are required to complete varying degrees of training before and during employment. Our comprehensive training program emphasizes our operating strategy, procedures and standards and is conducted individually at our restaurants and in groups in Louisville, Kentucky.

Our managing and market partners are generally required to have significant experience in the full‑service restaurant industry and are generally hired at a minimum of nine to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management employees are required to complete an extensive training program of up to 20 weeks, which includes training for every position in the restaurant. Trainees are validated at pre‑determined points during their training by the market partner, product coach and service coach.

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

Advertising.  Our restaurants do not rely on national advertising to promote the brand. Earned media on a local level is a critical part of our strategy that features our products and people. Our restaurants use a permission‑based email loyalty program, as well as social media, to promote the brand and engage with our guests. Our approach to media aligns with our focus on local store marketing and community involvement.

Restaurant Franchise Arrangements

Franchise Restaurants.  As of December 27, 2016, we had 23 franchisees that operated 86 Texas Roadhouse restaurants in 23 states and six foreign countries. Domestically, franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States.  We are currently not accepting new Texas Roadhouse franchisees.  Approximately 75% of our franchise restaurants are operated by 10 franchisees and no franchisee operates more than 13 restaurants.

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

Domestic franchisees are currently required to pay 0.3% of gross sales to a national marketing fund for system‑wide promotions and related marketing efforts. We have the ability under our agreements to increase the required marketing fund contribution up to 2.5% of gross sales. We may also charge a marketing fee of 0.5% of gross sales, which we may use for market research and to develop system‑wide promotional and marketing materials. A franchisee’s total required marketing contribution or spending will not be more than 3.0% of gross sales.

Our standard domestic franchise agreement gives us the right, but not the obligation, to compel a franchisee to transfer its assets to us in exchange for shares of our stock, or to convert its equity interests into shares of our stock. The amount of shares that a franchisee would receive is based on a formula that is included in the franchise agreement.

We have entered into area development agreements for the development of Texas Roadhouse restaurants in several foreign countries. In 2010, we entered into an agreement for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a 10-year period.  In 2015, we amended our agreement in the Middle East to add one additional country to the territory. In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines and Mexico. We currently have 10 restaurants open in four countries in the Middle East, two restaurants open in Taiwan and one in the Philippines for a total of 13 restaurants in six foreign countries.  For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. The term of the agreements may be extended. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor‑provided services to each franchisee.

Any of our franchise agreements, whether domestic or international, may be terminated if the franchisee defaults in the performance of any of its obligations under the development or franchise agreement, including its obligations to develop the territory or operate its restaurants in accordance with our standards and specifications. A franchise agreement may also be terminated if a franchisee becomes insolvent, fails to make its required payments, creates a threat to the public health or safety, ceases to operate the restaurant, or misuses the Texas Roadhouse trademarks.

Franchise Compliance Assurance.  We have various systems in place to promote compliance with our systems and standards, both during the development and operation of franchise restaurants. We actively work with our franchisees to support successful franchise operations as well as compliance with the Texas Roadhouse standards and procedures. During the restaurant development phase, we consent to the selection of restaurant sites and make available copies of our prototype building plans to franchisees. In addition, we ensure that the building design is in compliance with our standards. We provide training to the managing partner and up to three other managers of a franchisee’s first restaurant. We also provide trainers to assist in the opening of every domestic franchise restaurant; we provide trainers to assist our international franchisees in the opening of their restaurants until such time as they develop an approved restaurant opening training program. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment and food purchases, preparation and safety procedures as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams and focus on key areas including health, safety and execution proficiency.

Management Services.  We provide management services to 24 of the franchise restaurants in which we and/or our founder have an ownership interest and six additional franchise restaurants in which neither we nor our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services, restaurant employees and employee benefits on a pass‑through cost basis. In addition, we receive a monthly fee from 16 franchise restaurants for providing payroll and accounting services.

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

We accept credit cards and gift cards as payment at our restaurants. We have systems and processes in place that focus on the protection of our guests’ credit card information and other private information that we are required to protect, such as our employees’ personal information. Our systems have been carefully designed and configured to safeguard against data loss or compromise. We submit our systems to regular audit and review, including the requirements of Payment Card Industry Data Security Standards. We also periodically scan our networks to assess vulnerability.  See Risk Factors in Item 1A of this Form 10-K for a discussion of risks associated with breaches of security related to confidential guest and/or employee information.

We believe that our current systems and practice of implementing regular updates will position us well to support current needs and future growth. Information systems projects are prioritized based on strategic, financial, regulatory and other business advantage criteria.

Competition

Competition in the restaurant industry is intense. We compete with well-established food service companies on the basis of taste, quality and price of the food offered, service, atmosphere, location and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well‑capitalized national restaurant companies. We also face competition from the supermarket industry, which offers "convenient" meals in the form of improved entrées and side dishes from the deli section. In addition, improving product offerings of fast casual and quick‑service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. Although we believe that we compete favorably with respect to each of the above factors, other restaurants and retail establishments compete for the same casual dining guests, quality site locations and restaurant‑level employees as we do. We expect intense competition to continue in all of these areas.

Trademarks

Our registered trademarks and service marks include, among others, our trade names and our logo and proprietary rights related to certain core menu offerings. We have registered all of our significant marks for our restaurants with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 47 foreign jurisdictions including the European Union. To better protect our brand, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand‑building efforts and the marketing of our restaurant concepts.

Government Regulation

We are subject to a variety of federal, state, local and international laws affecting our business.  For a discussion of the risks and potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A, Risk Factors.

Each of our restaurants is subject to permitting and licensing requirements and regulations by a number of government authorities, which may include, among others, alcoholic beverage control, health and safety, sanitation, labor, zoning and public safety agencies in the state and/or municipality in which the restaurant is located.  The development and operation of restaurants depends on selecting and acquiring suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations.  In addition to domestic regulations, our international business exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling.  We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans-fat, salt and allergen content.  Several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another and many of which may be superseded by the new federal regulations under the Patient Protection and Affordable Care Act of 2010 ("PPACA") which are scheduled to go into effect on May 5, 2017.  However, future regulatory action is expected as a result of the current political environment which may result in changes to the federal nutritional disclosure requirements.

In 2016, the sale of alcoholic beverages accounted for 11.0% of our restaurant sales.  In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority, and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises.  These license or permits must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.  The failure of a restaurant to obtain or retain these licenses or permits would have a material adverse effect on the restaurant’s operations.  We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Consistent with industry standards, we carry liquor liability coverage as part of our existing comprehensive general liability insurance as well as excess umbrella coverage.

Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tipped wage requirements, overtime pay, health benefits, unemployment tax rates, workers’ compensation rates, work eligibility requirements, working conditions, safety standards, and hiring and employment practices.  We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage.  In 2016, the Department of Labor published changes related to the Fair Labor Standards Act ("FLSA") which resulted in changes to the threshold for overtime pay.  The changes were scheduled to go into effect on December 1, 2016, however, in late November, a federal judge blocked the implementation.  Despite the injunction, we continued with the implementation of changes to our overtime policies as originally planned.  We continue to review the PPACA as it relates to health care reform and related rules and regulations.  As part of that review, we evaluate the potential impacts of this law on our business and accommodate various parts of the law as they take effect.  We anticipate that additional legislation increasing minimum and/or tipped wage standards will be enacted in future periods and in other jurisdictions.  Further regulatory action is also expected as a result of the current political environment which may result in changes to healthcare eligibility, design and cost structure.

A significant number of our hourly restaurant personnel receive tips as part of their compensation and are paid at or above a minimum wage rate after giving effect to applicable tips.  We rely on our employees to accurately disclose the full amount of their tip income.  We base our FICA tax reporting on the disclosures provided to us by such tipped employees.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 ("ADA") and related state accessibility statutes.  Under the ADA and related state laws, we must provide equivalent service to disabled persons and make reasonable accommodation for their employment.  In addition, when constructing or undertaking remodeling of our restaurants, we must make those facilities accessible.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit protection and fraud.  An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information.

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

Employees

As of December 27, 2016, we employed approximately 52,500 people in the company restaurants we own and operate and our corporate support center. This amount includes 553 executive and administrative personnel and 2,046 restaurant management personnel, while the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part‑time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	61	Chairman and Chief Executive Officer
Scott M. Colosi	52	President and Chief Financial Officer
Celia P. Catlett	40	General Counsel and Corporate Secretary
S. Chris Jacobsen	51	Chief Marketing Officer

W. Kent Taylor.  Mr. Taylor founded Texas Roadhouse in 1993.  He resumed his role as Chief Executive Officer in August 2011, a position he held between May 2000 and October 2004. He was named Chairman of the Company and Board in October 2004. Before his founding of our concept, Mr. Taylor founded and co‑owned Buckhead Bar and Grill in Louisville, Kentucky. Mr. Taylor has over 35 years of experience in the restaurant industry.

Scott M. Colosi.  Mr. Colosi was appointed President in August 2011 and resumed his role as Chief Financial Officer in January 2015. Previously, Mr. Colosi served as our Chief Financial Officer from September 2002 to August 2011. From 1992 until September 2002, Mr. Colosi was employed by YUM! Brands, Inc., owner of the KFC, Pizza Hut and Taco Bell brands. During this time, Mr. Colosi served in various financial positions and, immediately prior to joining us, was Director of Investor Relations. Mr. Colosi has over 25 years of experience in the restaurant industry.

Celia P. Catlett.  Ms. Catlett was appointed General Counsel in November 2013. She joined Texas Roadhouse in May 2005 and served as Associate General Counsel from July 2010 until her appointment as General Counsel. She has served as Corporate Secretary since 2011. Prior to joining us, Ms. Catlett practiced law in New York City. Ms. Catlett has over 15 years of legal experience, including over 10 years of experience in the restaurant industry.

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

Risks Related to our Growth and Operating Strategy

If we fail to manage our growth effectively, it could harm our business.

Failure to manage our growth effectively could harm our business.  We have grown significantly since our inception and intend to continue growing in the future.  Our objective is to grow our business and increase stockholder value by (1) expanding our base of company restaurants (and, to a lesser extent, franchise restaurants) that are profitable and (2) increasing sales and profits at existing restaurants.  While both these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis.  As we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will decline, which may make it increasingly difficult to achieve levels of sales and profitability growth that we have seen in the past.  In addition, our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel.  We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business and operating results could be materially adversely impacted.

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

We cannot assure you that we will be able to open new restaurants in accordance with our expansion plans. We have experienced delays in opening some of our restaurants in the past and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our growth strategy. One of our biggest challenges in executing our growth strategy is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable restaurant sites in our target markets is intense. Our ability to open new restaurants will also depend on numerous other factors, some of which are beyond our control, including, but not limited to, the following:

•	our ability to find sufficient suitable locations for new restaurant sites;

•	our ability to hire, train and retain qualified operating personnel, especially market partners and managing partners;
•	our ability to negotiate suitable purchase or lease terms;
•	the availability of construction materials and labor;
•	our ability to control construction and development costs of new restaurants;
•	our ability to secure required governmental approvals and permits in a timely manner, or at all;
•	the delay or cancellation of new site development by developers and landlords;
•	our ability to secure liquor licenses;
•	general economic conditions;
•	the cost and availability of capital to fund construction costs and pre‑opening expenses; and
•	the impact of inclement weather, natural disasters and other calamities.

Once opened, we anticipate that our new restaurants will generally take several months to reach planned operating levels due to start‑up inefficiencies typically associated with new restaurants. We cannot assure you that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants. Some of our new restaurants will be located in areas where we have little or no meaningful experience.  Restaurants opened in new markets may open at lower average weekly sales volume than restaurants opened in existing markets and may have higher restaurant‑level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volume, if at all, thereby affecting our overall profitability.  Our ability to operate new restaurants profitably will depend on numerous factors, including those discussed below impacting our average unit volume and comparable restaurant sales growth, some of which are beyond our control, including, but not limited to, the following:

•	competition, either from our competitors in the restaurant industry or our own restaurants;
•	consumer acceptance of our restaurants in new domestic or international markets;
•	changes in consumer tastes and/or discretionary spending patterns;
•	lack of market awareness of our brands;
•	the ability of the market partner and the managing partner to execute our business strategy at the new restaurant;
•	general economic conditions which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;
•	changes in government regulation;
•	road construction and other factors limiting access to the restaurant; and
•	the impact of inclement weather, natural disasters and other calamities.

Our failure to successfully open new restaurants that are profitable in accordance with our growth strategy could harm our business and future prospects.  In addition, our inability to open new restaurants and provide growth opportunities for our employees could result in the loss of qualified personnel which could harm our business and future prospects.

You should not rely on past changes in our average unit volume or our comparable restaurant sales growth as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit volume and comparable restaurant sales growth, including, among other factors:

•	consumer awareness and understanding of our brands;
•	our ability to execute our business strategy effectively;
•	unusual initial sales performance by new restaurants;
•	competition, either from our competitors in the restaurant industry or our own restaurants;
•	the impact of inclement weather, natural disasters and other calamities;
•	consumer trends and seasonality;
•	our ability to increase menu prices without adversely impacting guest traffic counts or per person average check growth;
•	introduction of new menu items;
•	negative publicity regarding food safety, health concerns, quality of service, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing; and
•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use.

Our average unit volume and comparable restaurant sales growth may not increase at rates achieved in the past, which may affect our sales growth and will continue to be a critical factor affecting our profitability.  In addition, changes in our average unit volume and comparable restaurant sales growth could cause the price of our common stock to fluctuate substantially.

The development of new restaurant concepts may not contribute to our growth.

The development of new restaurant concepts may not be as successful as our experience in the development of the Texas Roadhouse concept domestically.  In May 2013, we launched a new concept, Bubba’s 33, a family-friendly, sports restaurant, which currently has lower brand awareness and less operating experience than most Texas Roadhouse restaurants.  As a result, the development of the Bubba’s 33 concept may not contribute to our average unit volume growth and/or profitability in a meaningful way for at least the next several years.  As of December 27, 2016, we have expanded the concept to 16 restaurants and expect to open approximately six additional locations in 2017.  However, we can provide no assurance that new units will be accepted in the markets targeted for the expansion of this concept or that we will be able to achieve our targeted returns when opening new locations.  Any such event could materially adversely affect our financial performance.  In the future, we may determine not to move forward with any further expansion of Bubba’s 33 or other concepts.  These decisions could limit our overall long-term growth.  Additionally, expansion of Bubba’s 33 or other concepts might divert our management’s attention from other business concerns and could have an adverse impact on our core Texas Roadhouse business.

Our expansion into international markets may present increased economic, political, regulatory and other risks.

As of December 27, 2016, our operations include 13 Texas Roadhouse franchise restaurants in six countries outside the United States, and we expect to have further international expansion in the future.  The entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically.  In addition, operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

•	the need to adapt our brand for specific cultural and language differences;
•	new and different sources of competition;
•	the ability to identify appropriate business partners;
•	difficulties and costs associated with staffing and managing foreign operations;
•	difficulties in adapting and sourcing product specifications for international restaurant locations;
•	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;
•	difficulties in complying with local laws, regulations, and customs in foreign jurisdictions;
•	unexpected changes in regulatory requirements;
•	political or social unrest and economic instability; compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;
•	differences in enforceability of intellectual property and contract rights;
•	adverse tax consequences;
•	profit repatriation and other restrictions on the transfer of funds; and
•	different and more stringent user protection, data protection, privacy and other laws.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business and results of our operations.

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

Any acquisition or future development that we pursue, including the on-going development of new concepts, whether or not successfully completed, may involve risks, including:

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

As of December 27, 2016, we operated a total of 61 company‑owned restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters.

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
•

labor availability and costs for hourly and management personnel including mandated changes in federal and/or state minimum and tipped wage rates, overtime regulations, state unemployment tax rates, or health benefits;

•	profitability of our restaurants, particularly in new markets;
•	changes in interest rates;
•	the impact of litigation, including negative publicity;
•	increases and decreases in average unit volume and comparable restaurant sales growth;
•	impairment of long‑lived assets, including goodwill, and any loss on restaurant relocations or closures;
•	general economic conditions which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;

•	negative publicity regarding food safety, health concerns and other food and beverage related matters, including the integrity of our or our suppliers’ food processing;
•	negative publicity relating to the consumption of beef or other products we serve;
•	changes in consumer preferences and competitive conditions;
•	expansion to new domestic and/or international markets;
•	adverse weather conditions which impact guest traffic at our restaurants;
•	increases in infrastructure costs;
•	adoption of new, or changes in existing, accounting policies or practices;
•	actual self-insurance claims varying from actuarial estimates;
•	fluctuations in commodity prices;
•	competitive actions; and
•	the impact of inclement weather, natural disasters and other calamities.

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

Risks Related to the Restaurant Industry

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

Labor is a primary component in the cost of operating our business.  We devote significant resources to recruiting and training our restaurant managers and hourly employees.  Increased labor costs due to competition, unionization, increased minimum and tipped wages, changes in overtime pay, state unemployment rates or employee benefits costs, or otherwise would adversely impact our operating expenses.

Increased competition for qualified employees caused by a shortage in the labor pool exerts upward pressure on wages paid to attract and retain such personnel, resulting in higher labor costs, together with greater recruitment and training expense.  We could suffer from significant indirect costs, including restaurant disruptions due to management or hourly labor turnover and potential delays in new restaurant openings.  A shortage in the labor pool could also cause our restaurants to be required to operate with reduced staff which could negatively impact our ability to provide adequate service levels to our guests resulting in adverse guest reactions and a possible reduction in guest traffic counts.

We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage.  We anticipate that additional legislation increasing minimum and/or tipped wage standards will be enacted in future periods and in other jurisdictions.  In 2016, the Department of Labor published changes related to the Fair Labor Standards Act ("FLSA") which resulted in changes to the threshold for overtime pay.  The changes were scheduled to go into effect on December 1, 2016, however, in late November, a federal judge blocked the implementation.  Despite the injunction, we continued with the implementation as originally defined by the Department of Labor.  We continue to review the PPACA as it relates to health care reform and related rules and regulations.  As part of that review, we evaluate the potential impacts of this law on our business and accommodate various parts of the law as they take effect.  Further regulatory action is expected as a result of the current political environment which may result in changes to healthcare eligibility, design and cost structure.  Any increases in minimum or tipped wages or increases in employee benefits costs will result in higher labor costs.

Our operating margin will be adversely affected to the extent that we are unable or are unwilling to offset any increase in these labor costs through higher prices on our products.  Our distributors and suppliers also may be affected by higher minimum wage and benefit standards which could result in higher costs for goods and services supplied to us.  Our success depends on our ability to attract, motivate and retain qualified employees to keep pace with our growth strategy.  If we are unable to do so, our results of operations may also be adversely affected.

Our objective to increase sales and profits at existing restaurants could be adversely affected by macroeconomic conditions.

During 2017 and beyond, the U.S. and global economies could suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we can charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, results of operations, financial condition or liquidity.

Our success depends on our ability to compete with many food service businesses.

The restaurant industry is intensely competitive. We compete with many well‑established food service companies on the basis of taste, quality and price of products offered, guest service, atmosphere, location and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well‑capitalized national restaurant companies. We also face competition from the supermarket industry which offers "convenient" meals in the form of improved entrées and side dishes from the deli section. In addition, improving product offerings of fast casual and quick‑service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the casual dining segment of the restaurant industry better than we can. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail establishments for quality site locations and hourly employees.

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

Given the marked increase in the use of social media platforms and similar devices in recent years, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our business. The harm may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse effect on our business.

Health concerns relating to the consumption of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality and food safety, including food-borne illnesses.  In addition, consumer preferences may be impacted by current and future menu-labeling requirements.  A number of jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available. Nation-wide nutrition disclosure requirements included in the U.S. health care reform law are scheduled to go into effect as of May 5, 2017.  However future regulatory action is expected as a result of the current political environment which may result in changes to the nutrition disclosure requirements.  We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu‑labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The labeling requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concept or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Food safety and food‑borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety is a top priority, and we dedicate substantial resources to help our guests enjoy safe, quality food products. However, food‑borne illnesses and food safety issues occur in the food industry from time to time. Any report or publicity linking us to instances of food‑borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenue and profits. In addition, instances of food‑borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our revenue and profits.

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

We rely heavily on information systems in all aspects of our operations, including point‑of‑sale systems, financial systems, marketing programs, cyber-security and various other processes and transactions.  Our point-of-sale processing in our restaurants includes payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems.  As our business needs continue to evolve, these systems will require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital.  The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms could result in delays in guest service and reduce efficiency in our operations.

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

Some business processes are currently outsourced to third parties.  Such processes include information technology processes, gift card tracking and authorization, credit card authorization and processing, insurance claims processing, tax filings and other accounting processes.  We also continue to evaluate our other business processes to determine if additional outsourcing is a viable option to accomplish our goals.  We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities and adequate security frameworks to guard against breaches or data loss; however, there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services or internal controls over their processes could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

We may incur costs and adverse revenue consequences resulting from breaches of security related to confidential guest and/or employee information or the fraudulent use of credit cards.

The nature of our business involves the receipt and storage of information about our guests and employees. Hardware, software or other applications we develop and procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery or other forms of deceiving our employees or vendors. In addition, we accept electronic payment cards for payment in our restaurants. During 2016, approximately 77% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card along with employee information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of alleged theft of guest and/or employee information, and we may also be subject to lawsuits or other proceedings relating to these type of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could have a material adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may result in material adverse revenue consequences for us and our restaurants.

On October 1, 2015, the payment card industry began to shift liability for certain transactions to retailers who are not able to accept Europay, Mastercard, and Visa ("EMV") chip card transactions (the "EMV Liability Shift").   We are still assessing the impact of the implementation of EMV.  Until the implementation of EMV chip card technology is completed by us, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to higher transaction fees, which could have an adverse effect on our business, financial condition and cash flows.

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

In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tipped wage requirements, overtime pay, health benefits, unemployment tax rates, workers’ compensation rates, work eligibility requirements and working conditions. A number of factors could adversely affect our operating results, including:

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

We are subject to increasing legal complexity and could be party to litigation that could adversely affect us.

Increasing legal complexity will continue to affect our operations and results.  We could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, claims alleging violations of federal and state laws regarding consumer, workplace and employment matters, wage and hour claims, discrimination and similar matters, landlord/tenant disputes, disputes with current and former suppliers, claims by current and former franchisees, and intellectual property claims (including claims that we infringed upon another party’s trademarks, copyrights or patents).  Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation which could result in significant judgments, including punitive and liquidated damages, and injunctive relief.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered as a result of a visit to our restaurants, or that we have problems with food quality or operations.  In addition, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations.

Litigation involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions.  We are also subject to the legal and compliance risks associated with privacy, data collection, protection and management, in particular as it relates to information we collect when we provide optional technology-related services to franchisees.

Our operating results could also be affected by the following:

•	The relative level of our defense costs and nature and procedural status of pending proceedings;
•	The cost and other effects of settlements, judgments or consent decrees, which may require us to make disclosures or to take other actions that may affect perceptions of our brand and products;
•

Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices; and

•	The scope and terms of insurance or indemnification protections that we may have.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance.  A judgment significantly in excess of any applicable insurance coverage could materially adversely affect our financial condition or results of operations.  Further, adverse publicity resulting from these claims may hurt our business.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such damages could have a material adverse effect on our business, results of operations and/or liquidity. In addition, we self‑insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Decreased cash flow from operations, or an inability to access credit could negatively affect our business initiatives or may result in our inability to execute our revenue, expense, and capital allocation strategies.

Our ability to fund our operating plans and to implement our capital allocation strategies depends on sufficient cash flow from operations or other financing, including the use of funding under our amended revolving credit facility.  We also may seek access to the debt and/or equity capital markets.  There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all.  Our capital allocation strategies include, but are not limited to, new restaurant development, payment of dividends, repurchases of our common stock and franchise acquisitions.  If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected.  In addition, these disruptions or a negative effect on our revenues could affect our ability to borrow or comply with our covenants under our amended revolving credit facility.  If we are unable to raise additional capital, our growth could be impeded.

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

We have also entered into another loan agreement to finance a restaurant which imposes financial covenants that are less restrictive than those imposed by our existing revolving credit facility. A default under this loan agreement could result in a default under our existing amended revolving credit facility, which in turn would limit our ability to secure additional funds under that facility. As of December 27, 2016, we were in compliance with all of our lenders’ financial covenants.

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

There can be no assurance that we will continue to pay dividends on our common stock.

Payment of cash dividends on our common stock is subject to compliance with applicable law and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, business prospects and other factors that our Board of Directors may deem relevant.  Although we have paid dividends in the past, there can be no assurance that we will continue to pay any dividends in the future.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 27, 2016, we leased 78,785 square feet. Our leases expire between December 31, 2029 and December 31, 2030 including all applicable extensions. Of the 431 company restaurants in operation as of December 27, 2016, we owned 136 locations and leased 295 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	5	8
Alaska	—	2	2
Arizona	6	11	17
Arkansas	—	3	3
California	1	2	3
Colorado	7	8	15
Connecticut	—	4	4
Delaware	1	1	2
Florida	4	19	23
Georgia	2	3	5
Idaho	1	4	5
Illinois	2	13	15
Indiana	12	6	18
Iowa	2	7	9
Kansas	2	3	5
Kentucky	4	7	11
Louisiana	2	7	9
Maine	—	3	3
Maryland	—	6	6
Massachusetts	1	8	9
Michigan	3	10	13
Minnesota	1	3	4
Mississippi	1	—	1
Missouri	2	10	12
Nebraska	1	2	3
Nevada	—	1	1
New Hampshire	2	1	3
New Jersey	—	6	6
New Mexico	1	4	5
New York	3	14	17
North Carolina	5	12	17
North Dakota	—	2	2
Ohio	12	15	27
Oklahoma	2	5	7
Oregon	—	2	2
Pennsylvania	3	18	21
Rhode Island	—	3	3
South Carolina	—	2	2
South Dakota	1	1	2
Tennessee	—	11	11
Texas	36	25	61
Utah	—	9	9
Vermont	—	1	1
Virginia	6	8	14
Washington	—	1	1
West Virginia	1	1	2
Wisconsin	4	6	10
Wyoming	2	—	2
Total	136	295	431

Additional information concerning our properties and leasing arrangements is included in note 2(p) and note 6 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11‑cv‑11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs. A jury trial began on January 9, 2017 and culminated in the declaration of a mistrial on February 3, 2017, after the jury was unable to reach a unanimous verdict.  A second trial has been scheduled for May 2017. We deny liability and are vigorously defending this case; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. We cannot estimate the amount or range of loss, if any, associated with this matter.

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

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. Dividend information and the quarterly high and low sales prices of our common stock by quarter were as follows:

			Dividends
	High	Low	Declared
Year ended December 27, 2016
First Quarter	$43.76	$33.80	$0.19
Second Quarter	$46.81	$40.51	$0.19
Third Quarter	$49.00	$40.32	$0.19
Fourth Quarter	$50.51	$37.23	$0.19
Year ended December 29, 2015
First Quarter	$38.42	$32.13	$0.17
Second Quarter	$37.80	$33.33	$0.17
Third Quarter	$40.82	$31.55	$0.17
Fourth Quarter	$38.64	$33.06	$0.17

The number of holders of record of our common stock as of February 15, 2017 was 231.

On February 16, 2017, our Board of Directors authorized the payment of a cash dividend of $0.21 per share of common stock. This payment will be distributed on March 31, 2017, to shareholders of record at the close of business on March 15, 2017. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

As of December 27, 2016, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. The weighted‑average option exercise price is for stock options only, as the restricted stock has no exercise price. See note 12 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Weighted-	Shares
	Issued Upon	Average Option	Available for
Plan Category	Exercise	Exercise Price	Future Grants
Plans approved by stockholders(1)	1,267,536	$13.57	4,695,051
Plans not approved by stockholders	—	—	—
Total	1,267,536	$13.57	4,695,051

(1)	See note 12 to the Consolidated Financial Statements.

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

During 2016, we paid approximately $4.1 million to repurchase 114,700 shares of our common stock, and we had $69.9 million remaining under our authorized stock repurchase program as of December 27, 2016.

Since commencing our repurchase program in 2008, we have repurchased a total of 14,844,851 shares of common stock at a total cost of $216.6 million through December 27, 2016 under authorizations from our Board of Directors. We did not repurchase any shares of our common stock during the 13 weeks ended December 27, 2016.

Stock Performance Graph

The following graph sets forth cumulative total return experienced by holders of the Company’s common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the five year period ended December 27, 2016, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 27, 2011 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since December 27, 2011

Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/27/2011	12/25/2012	12/31/2013	12/30/2014	12/29/2015	12/27/2016
Texas Roadhouse, Inc.	$100.00	$111.17	$183.74	$223.27	$238.33	$327.56
Russell 3000	$100.00	$113.15	$148.20	$165.30	$164.00	$180.47
Russell 3000 Restaurant	$100.00	$99.39	$125.95	$132.14	$156.30	$162.50

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected consolidated financial data as of and for the years 2016, 2015, 2014, 2013, and 2012 from our audited consolidated financial statements.

The Company utilizes a 52 or 53 week accounting period that typically ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2013 was 53 weeks in length while fiscal years 2016, 2015, 2014, and 2012 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$1,974,261	$1,791,446	$1,568,556	$1,410,118	$1,252,358
Franchise royalties and fees	16,453	15,922	13,592	12,467	10,973
Total revenue	1,990,714	1,807,368	1,582,148	1,422,585	1,263,331
Income from operations	171,900	144,565	130,449	119,715	110,458
Income before taxes	171,756	144,247	129,967	118,227	108,539
Provision for income taxes	51,183	42,986	38,990	34,140	34,738
Net income including noncontrolling interests	$120,573	$101,261	$90,977	$84,087	$73,801
Less: Net income attributable to noncontrolling interests	4,975	4,367	3,955	3,664	2,631
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$115,598	$96,894	$87,022	$80,423	$71,170
Net income per common share:
Basic	$1.64	$1.38	$1.25	$1.15	$1.02
Diluted	$1.63	$1.37	$1.23	$1.13	$1.00
Weighted average shares outstanding(1):
Basic	70,396	70,032	69,719	70,089	70,026
Diluted	71,052	70,747	70,608	71,362	71,485

Cash dividends declared per share	$0.76	$0.68	$0.60	$0.48	$0.46

	Fiscal Year
	2016	2015	2014	2013	2012
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$112,944	$59,334	$86,122	$94,874	$81,746
Total assets	1,179,971	1,032,706	943,142	877,644	791,254
Long-term debt and obligations under capital leases, net of current maturities	52,381	25,550	50,693	50,990	51,264
Total liabilities	421,729	355,524	328,186	283,784	260,517
Noncontrolling interests	8,016	7,520	7,064	6,201	5,653
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity(2)	$750,226	$669,662	$607,892	$587,659	$525,084
Selected Operating Data (unaudited):
Restaurants:
Company-Texas Roadhouse	413	392	368	345	318
Company-Bubba’s 33	16	7	3	1	—
Company-Other	2	2	1	—	2
Franchise	86	82	79	74	72
Total	517	483	451	420	392
Company restaurant information:
Store weeks	21,583	20,020	18,565	17,426	15,936
Comparable restaurant sales growth(3)	3.5%	7.2%	4.7%	3.4%	4.7%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth(3)	3.6%	7.2%	4.7%	3.4%	4.7%
Average unit volume(4)	$4,802	$4,664	$4,355	$4,186	$4,085
Net cash provided by operating activities	$257,065	$227,941	$191,713	$173,836	$148,046
Net cash used in investing activities	$(164,738)	$(173,203)	$(124,240)	$(111,248)	$(90,154)
Net cash used in financing activities	$(38,717)	$(81,526)	$(76,225)	$(49,460)	$(54,923)

(1)	See note 10 to the Consolidated Financial Statements.
(2)	See note 9 to the Consolidated Financial Statements.
(3)

Comparable restaurant sales growth reflects the change in sales over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period, excluding sales from restaurants closed during the period.

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

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F‑1 to F‑25), "Forward‑looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 517 restaurants in 49 states and six foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high‑quality, affordable meals served with friendly, attentive service. As of December 27, 2016, our 517 restaurants included:

•

431 "company restaurants," of which 415 were wholly‑owned and 16 were majority‑owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly‑owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income. Of the 431 restaurants we owned and operated at the end of 2016, we operated 413 as Texas Roadhouse restaurants and operated 16 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment.

•

86 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants operated as Texas Roadhouse restaurants.

We have contractual arrangements which grant us the right to acquire at pre‑determined formulas (i) the remaining equity interests in 14 of the 16 majority‑owned company restaurants and (ii) 69 of the franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that typically ends on the last Tuesday in December. Fiscal years 2016, 2015 and 2014 were 52 weeks in length, while the quarters for those years were 13 weeks in length.

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

In 2016, we opened 30 company restaurants including 21 Texas Roadhouse restaurants and nine Bubba’s 33 restaurants.  We currently plan to open approximately 30 company restaurants in 2017 including approximately six Bubba’s 33 restaurants. In addition, we anticipate our existing franchise partners will open as many as seven, primarily international, Texas Roadhouse restaurants in 2017.

Our average capital investment for the 21 Texas Roadhouse restaurants opened during 2016, including pre‑opening expenses and a capitalized rent factor, was $5.0 million, which was higher than our average capital investment in 2015 of $4.7 million.  We expect our average capital investment for Texas Roadhouse restaurants opening in 2017 to be approximately $5.1 million.

For 2016, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the nine Bubba’s 33 restaurants opened during the year was $6.5 million. For 2015, the average capital investment for the four Bubba’s 33 restaurants opened during the year was $6.1 million.  We expect our average capital investment for Bubba’s 33 restaurants opening in 2017 to be approximately $6.5 million.

We remain focused on driving sales and managing restaurant investment costs in order to maintain our restaurant development in the future.  Higher costs associated with site work were the primary driver of the increase in the average capital investment for Texas Roadhouse and Bubba’s 33 restaurants opened during 2016.  For 2017, we expect a slight increase in the average investment cost for Texas Roadhouse restaurants due to higher costs at one urban site in New Jersey.  Our capital investment (including cash and non‑cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor (union or non‑union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook‑up fees and geographical location.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a 10-year period.  In 2015, we amended our agreement in the Middle East to add one additional country to the territory.  In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines and Mexico. We currently have 10 restaurants open in four countries in the Middle East, two restaurants open in Taiwan and one in the Philippines for a total of 13 restaurants in six foreign countries. Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for a minority ownership in four non‑Texas Roadhouse restaurants, all of which are currently open. We continue to explore opportunities in other countries for international expansion. We may also look to acquire domestic franchise restaurants under terms favorable to us and our shareholders.  Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts either domestically and/or internationally.

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

Leveraging Our Scalable Infrastructure.  To support our growth, we continue to make investments in our infrastructure. Over the past several years, we have made significant investments in our infrastructure including information and accounting systems, real estate, human resources, legal, marketing, international and restaurant operations, including the development of new concepts. Our goal is for general and administrative costs to increase at a slower growth rate than our revenue. Whether we are able to leverage our infrastructure in future years will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long‑term strategy includes increasing our regular quarterly dividend amount over time. On February 16,

2017, our Board of Directors declared a quarterly dividend of $0.21 per share of common stock. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program. Since then, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59. On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions. As of December 27, 2016, $69.9 million remains authorized for repurchase.

Key Operating Personnel

Key management personnel who have a significant impact on the performance of our restaurants include kitchen managers, service managers, assistant managers, managing partners and market partners. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant.  Kitchen managers have primary responsibility for managing operations relating to our food preparation and food quality, and service managers have primary responsibility for managing our service quality and guest experiences.  The assistant managers support our kitchen and service managers; these managers are collectively responsible for the operations of the restaurant in the absence of a managing partner.  All managers are responsible for maintaining our standards of quality and performance. We use market partners to oversee the operation of our restaurants. Generally, each market partner may oversee as many as 10 to 15 managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assist in the site selection process for new restaurants.  Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies and standards of quality.

Managing partners and market partners are required, as a condition of employment, to sign a multi‑year employment agreement. The annual compensation of our managing partners and market partners includes a base salary plus a percentage of the pre‑tax net income of the restaurant(s) they operate or supervise. Managing partners and market partners are eligible to participate in our equity incentive plan and, as a general rule, are required to make deposits of $25,000 and $50,000, respectively. Generally, the deposits are refunded after five years of service.

Key Measures We Use To Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

Number of Restaurant Openings.  Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For company restaurant openings, we incur pre‑opening costs, which are defined below, before the restaurant opens. Typically, new Texas Roadhouse restaurants open with an initial start‑up period of higher than normalized sales volumes, which decrease to a steady level approximately three to six months after opening. However, although sales volumes are generally higher, so are initial costs, resulting in restaurant margins that are generally lower during the start‑up period of operation and increase to a steady level approximately three to six months after opening.

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

Average Unit Volume.  Average unit volume represents the average annual restaurant sales for company‑owned restaurants open for a full six months before the beginning of the period measured excluding sales on restaurants closed during the period.  Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average.  At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

Store Weeks.  Store weeks represent the number of weeks that our company restaurants were open during the reporting period.

Restaurant Margin.  Restaurant margin (in dollars and as a percentage of restaurant sales) represents restaurant sales less operating costs, including cost of sales, labor, rent and other operating costs. Depreciation and amortization expense, substantially all of which relates to restaurant‑level assets, is excluded from restaurant operating costs and is shown separately as it represents a non‑cash charge for the investment in our restaurants. Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant‑level operating efficiency and performance. Restaurant margin is not a measurement determined in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations or other similarly titled measures of other companies. Restaurant margin, as a percentage of restaurant sales, may fluctuate based on many factors, including, but not limited to, inflationary pressures, commodity costs and wage rates. As such, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant‑level profitability as it provides additional insight on operating performance.

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

Restaurant Cost of Sales.  Restaurant cost of sales consists of food and beverage costs of which as much as 50% relates to beef costs.

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

Restaurant Other Operating Expenses.  Restaurant other operating expenses consist of all other restaurant‑level operating costs, the major components of which are utilities, supplies, local store advertising, repairs and maintenance, equipment rent, property taxes, credit card and gift card fees, and general liability insurance offset by gift card breakage income. Profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners are also included in restaurant other operating expenses.

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

Impairment and Closure Costs.  Impairment and closure costs include any impairment of long‑lived assets, including goodwill, associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant as well as lease costs associated with closed or relocated restaurants.

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

Interest Expense, Net.  Net interest expense includes the cost of our debt or financing obligations including the amortization of loan fees, reduced by interest income and capitalized interest. Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.  As of December 27, 2016 and December 29, 2015, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  As of December 30, 2014, we owned a 5.0% to 10.0% equity interest in 23 franchise restaurants.  Additionally, as of December 27, 2016, December 29, 2015 and December 30, 2014, we owned a 40% equity interest in four non‑Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority‑owned restaurants. Our consolidated subsidiaries at December 27, 2016, December 29, 2015 and December 30, 2014 included 16 majority‑owned restaurants, all of which were open.

2016 Financial Highlights

Total revenue increased $183.3 million or 10.1% to $2.0 billion in 2016 compared to $1.8 billion in 2015 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Store weeks and comparable restaurant sales increased 7.8% and 3.5%, respectively, at company restaurants in 2016.

Restaurant margin, as a percentage of restaurant sales, increased 134 basis points to 18.7% in 2016 compared to 17.3% in 2015 primarily due to commodity deflation of approximately 3.8% in 2016.  Restaurant margin dollars on a per store week basis increased 10.1% in 2016.

Net income increased $18.7 million or 19.3% to $115.6 million in 2016 compared to $96.9 in 2015 primarily due to the increase in restaurant margin partially offset by higher G&A and depreciation costs. G&A costs included a pre-tax charge of $7.3 million ($4.5 million after-tax) related to the settlement of a legal matter. Diluted earnings per share increased 18.8% to $1.63 from $1.37 in the prior year.

	Results of Operations
	Fiscal Year
	2016		2015		2014
	$	%	$	%	$	%
	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	1,974,261	99.2	1,791,446	99.1	1,568,556	99.1
Franchise royalties and fees	16,453	0.8	15,922	0.9	13,592	0.9
Total revenue	1,990,714	100.0	1,807,368	100.0	1,582,148	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	669,203	33.9	644,001	35.9	553,144	35.3
Labor	590,256	29.9	524,203	29.3	459,119	29.3
Rent	40,580	2.1	37,183	2.1	33,174	2.1
Other operating	305,290	15.5	275,296	15.4	246,339	15.7
(As a percentage of total revenue)
Pre-opening	19,547	1.0	19,116	1.1	18,452	1.2
Depreciation and amortization	82,964	4.2	69,694	3.9	59,179	3.7
Impairment and closure	179	NM	974	0.1	636	NM
General and administrative	110,795	5.6	92,336	5.1	81,656	5.2
Total costs and expenses	1,818,814	91.4	1,662,803	92.0	1,451,699	91.8
Income from operations	171,900	8.6	144,565	8.0	130,449	8.2
Interest expense, net	1,255	0.1	1,959	0.1	2,084	0.1
Equity income from investments in unconsolidated affiliates	(1,111)	(0.1)	(1,641)	(0.1)	(1,602)	(0.1)
Income before taxes	171,756	8.6	144,247	8.0	129,967	8.2
Provision for income taxes	51,183	2.6	42,986	2.4	38,990	2.5
Net income including noncontrolling interests	120,573	6.1	101,261	5.6	90,977	5.7
Net income attributable to noncontrolling interests	4,975	0.2	4,367	0.2	3,955	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	115,598	5.8	96,894	5.4	87,022	5.4

	Fiscal Year
	2016		2015		2014
	$	%	$	%	$	%
(As a percentage of restaurant sales)
Restaurant margin ($ in thousands)	368,933	18.7	310,762	17.3	276,782	17.6
Restaurant margin $/store week	17,094		15,523		14,909

NM – Not meaningful

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 31, 2013	420	419	1	—
Company openings	25	22	2	1
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	5	5	—	—
Balance at December 30, 2014	451	447	3	1
Company openings	29	24	4	1
Franchise openings - Domestic	2	2	—	—
Franchise openings - International	1	1	—	—
Balance at December 29, 2015	483	474	7	2
Company openings	30	21	9	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	3	3	—	—
Balance at December 27, 2016	517	499	16	2

Restaurant Sales

Restaurant sales increased by 10.2% in 2016 as compared to 2015 and increased 14.2% in 2015 as compared to 2014. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	2016	2015	2014
Company Restaurants:
Increase in store weeks	7.8%	7.8%	6.5%
Increase in average unit volume	3.0	7.2	4.0
Other(1)	(0.6)	(0.8)	0.7
Total increase in restaurant sales	10.2%	14.2%	11.2%

Store weeks	21,583	20,020	18,565
Comparable restaurant sales growth	3.5%	7.2%	4.7%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	3.6%	7.2%	4.7%
Average unit volume (in thousands)	$4,802	$4,664	$4,351

Weekly sales by group:
Comparable restaurants (358, 330 and 311 units, respectively)	92,875	89,729	84,261
Average unit volume restaurants (18, 28 and 19 units, respectively)(2)	81,743	89,182	75,249
Restaurants less than six months old (37, 34 and 38 units, respectively)	87,059	90,742	93,188

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

	2016	2015	2014
Guest traffic counts	2.1%	5.4%	3.2%
Per person average check	1.4%	1.8%	1.5%
Comparable restaurant sales growth	3.5%	7.2%	4.7%

The increase in our per person average check for the periods presented was primarily driven by menu price increases shown below, which were taken as a result of inflationary pressures, primarily commodities and/or labor.

Menu Price
Increases
Q4 2016	1.0%
Q4 2015	2.0%
Q4 2014	1.8%
Q4 2013	1.5%

In all periods presented, average guest check did not increase in line with the menu price increases implemented as guests purchased fewer alcoholic and non-alcoholic beverages and/or shifted to lower menu price items.

In 2017, we plan to open approximately 30 company restaurants. While the majority of our restaurant growth in 2017 will be Texas Roadhouse restaurants, we currently expect to open approximately six Bubba’s 33 restaurants. We have either begun construction or have sites under contract for purchase or lease for all of our expected 2017 openings.

Franchise Royalties and Fees

Franchise royalties and fees increased $0.5 million or 3.3% in 2016 as compared to 2015.  The increase in 2016 was primarily attributable to the opening of new franchise restaurants and an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth.  The increase was partially offset by a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.  In 2016, franchise comparable restaurant sales increased 2.0% which included an increase in domestic franchise comparable restaurant sales of 3.3%.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

Franchise royalties and fees increased $2.3 million or 17.1% in 2015 as compared to 2014. The increase in 2015 was primarily attributable to the opening of new franchise restaurants, an increase in average unit volume, and an increase in royalty rates in conjunction with the renewal of certain franchise agreements.  Franchise comparable restaurant sales increased 6.5%, which included an increase in domestic franchise comparable restaurant sales of 7.1%.

We anticipate our existing franchise partners will open as many as seven, primarily international, Texas Roadhouse restaurants in 2017.

Restaurant Cost of Sales

Restaurant cost of sales, as a percentage of restaurant sales, decreased to 33.9% in 2016 from 35.9% in 2015 and increased to 35.9% in 2015 from 35.3% in 2014. The decrease in 2016 was primarily attributable to commodity deflation while commodity inflation drove the increase in 2015.  In both 2016 and 2015, cost of sales, as a percentage of restaurant sales, benefitted from menu pricing actions and operating efficiencies associated with process improvements at the restaurant level.  Commodity deflation of approximately 3.8% in 2016 was driven by lower food costs, primarily beef.  Conversely, commodity inflation of approximately 4.9% in 2015 was driven by higher food costs, primarily beef. Recent menu pricing actions are summarized in our discussion of restaurant sales above.

For 2017, we have fixed price contracts for approximately 60% of our overall food costs with the remainder subject to fluctuating market prices. We expect 1.0% to 2.0% food cost deflation in 2017.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant sales, increased to 29.9% in 2016 compared to 29.3% in 2015.  The increase is primarily attributable to higher average wage rates and higher costs related to incentive bonus compensation, partially offset by the benefit from the increase in average unit volume.

In 2017, we anticipate our labor costs will be pressured by mid-single digit inflation due to increases in state-mandated minimum and tipped wage rates as well as by the impact of changes in our compensation structure as discussed below.  These increases may or may not be offset by additional menu price adjustments or guest traffic growth.

In 2016, the Department of Labor published changes related to the Fair Labor Standards Act ("FLSA") which resulted in changes to the threshold for overtime pay.  The changes were scheduled to go into effect on December 1, 2016, however, in late November a federal judge blocked the implementation of the changes.  Despite the injunction, we continued with the implementation of changes to our overtime policies as originally planned.  As a result, we expect the changes to increase our 2017 labor costs by $4.5 million to $5.5 million which is included in our mid-single digit labor inflation guidance.

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

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant sales, remained unchanged at 2.1% in 2016 compared to 2015 and 2014. In all periods presented, the benefit from an increase in average unit volume was offset by an increase in rent expense, as a percentage of restaurant sales, related to newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant sales, increased to 15.5% in 2016 from 15.4% in 2015.  This increase was primarily attributable to higher third party gift card fees and higher costs related to incentive bonus compensation partially offset by an increase in average unit volume and lower costs associated with utilities.

Higher third party gift card fees were primarily due to the continued growth of our third-party gift card program while improved restaurant margins led to higher bonus expense.  Utility costs were lower primarily due to lower electricity and natural gas rates.

Restaurant other operating expenses, as a percentage of restaurant sales, decreased to 15.4% in 2015 from 15.7% in 2014. This decrease was primarily attributable to an increase in average unit volume and lower costs associated with supplies and utilities, partially offset by higher gift card fees.

Restaurant Pre‑opening Expenses

Pre-opening expenses in 2016 increased to $19.5 million from $19.1 million in 2015 and $18.5 million in 2014.  The increases are primarily due to the number of restaurant openings in a given year and the timing of restaurant openings.  In 2016, we opened 30 company restaurants compared to 29 restaurants in 2015 and 25 restaurants in 2014.  Pre‑opening costs will fluctuate from period to period based on the specific pre‑opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses ("D&A")

D&A, as a percentage of revenue, increased to 4.2% in 2016 from 3.9% in 2015 and from 3.7% in 2014.  In all periods presented, the increase in D&A is primarily due to increased investment in short-lived assets, such as equipment, and higher depreciation, as a percentage of revenue, at new restaurants, partially offset by an increase in average unit volume.

In 2017, we expect D&A, as a percentage of revenue, to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2016 and 2017, along with an increase in the level of reinvestment in our existing restaurants.

Impairment and Closure Costs

Impairment and closure costs were $0.2 million, $1.0 million and $0.6 million in 2016, 2015 and 2014, respectively.  In 2016 and 2015, we recorded $0.2 million and $1.0 million, respectively, of closure costs related to the relocation of three restaurants.  In 2014, we recorded $0.6 million of impairment expense associated with the goodwill related to one restaurant. See note 14 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2016, 2015 and 2014, including the impairments of goodwill and other long‑lived assets.

General and Administrative Expenses ("G&A")

G&A, as a percentage of total revenue, increased to 5.6% in 2016 from 5.1% in 2015.  This increase was primarily attributable to a pre-tax charge of $7.3 million ($4.5 million after-tax) related to the settlement of a legal matter, along with higher costs associated with incentive compensation expense partially offset by an increase in average unit volume.  The $7.3 million charge had a $0.06 impact on diluted earnings per share in 2016.  We are currently subject to various claims and contingencies that arise from time to time in the ordinary course of business, including those related to litigation, business transactions, employee-related matters and taxes, among others.  See note 11 to the Consolidated Financial Statements for further discussion of these matters.

G&A, as a percentage of total revenue, decreased to 5.1% in 2015 from 5.2% in 2014.  The decrease was primarily attributable to an increase in average unit volume partially offset by higher share-based compensation and our continued investment in our infrastructure as we continued to develop more domestic and international restaurants.  In 2015, higher share-based compensation costs were primarily driven by a higher stock price associated with the grants of restricted stock units on January 8, 2015 and achievement of performance criteria related to performance stock units which resulted in approximately $4.7 million of additional expense.  The restricted stock units were granted in conjunction with the execution of certain executive employment contracts and Board of Director grant agreements.

Interest Expense, Net

Net interest expense decreased to $1.3 million in 2016 compared to $2.0 million in 2015 and $2.1 million in 2014.  The decrease in 2016 was primarily due to the expiration of our interest rate swaps.  See note 15 to the Consolidated Financial Statements or further discussion of interest rate swaps.

Income Taxes

Our effective tax rate remained unchanged at 29.8% in 2016 compared to 2015 primarily due to the benefit of lower state income tax rates which were offset by lower FICA tip credits as a percentage of pre-tax income.  For 2017, we expect our effective tax rate to be 29.0% to 30.0%.

Our effective tax rate decreased to 29.8% in 2015 from 30.0% in 2014 primarily due to higher FICA tip credits as a percentage of pre-tax income.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year
	2016	2015	2014
Net cash provided by operating activities	$257,065	$227,941	$191,713
Net cash used in investing activities	(164,738)	(173,203)	(124,240)
Net cash used in financing activities	(38,717)	(81,526)	(76,225)
Net increase (decrease) in cash and cash equivalents	$53,610	$(26,788)	$(8,752)

Net cash provided by operating activities was $257.1 million in 2016 compared to $227.9 million in 2015.  The increase was primarily due to an increase in net income and non-cash items such as depreciation and amortization expense and deferred income taxes partially offset by a decrease in working capital.  The increase in net income was primarily driven by an increase in comparable restaurant sales at existing restaurants, the continued opening of new restaurants and lower commodity costs, primarily beef.  The decrease in working capital was primarily due to a decrease in cash flows related to a change in the timing of payments for accrued wages along with accounts payable partially offset by deferred revenue related to gift cards due to higher gift card sales.

Net cash provided by operating activities was $227.9 million in 2015 compared to $191.7 million in 2014.  The increase was primarily attributed to an increase in net income and non-cash items such as depreciation and amortization expense and higher share-based compensation expense, along with an increase in deferred revenue related to gift cards.  The increase in net income was primarily driven by an increase in comparable restaurant sales at existing restaurants and the continued opening of new restaurants partially offset by higher commodity costs, primarily beef.  The increase in deferred revenue related to gift cards was primarily due to higher gift card sales.

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

Net cash used in investing activities was $164.7 million in 2016 compared to $173.2 million in 2015.  The decrease was primarily due to lower spending related to new restaurant openings in future years partially offset by higher average capitalized costs in 2016.  Capital expenditures in 2016 related to restaurant openings in future years was approximately $22.6 million compared to approximately $35.3 million in 2015.

Net cash used in investing activities was $173.2 million in 2015 compared to $124.2 million in 2014.  This increase was primarily due to increased capital expenditures related to new restaurant openings along with capital expenditures related to the refurbishment of existing restaurants such as remodeling, room additions and general maintenance.  We opened 29 company restaurants in 2015 compared to 25 restaurants in 2014.  Capital expenditures in 2015 related to restaurant openings in future years was approximately $35.3 million compared to approximately $16.0 million in 2014.

We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of December 27, 2016, 136 of the 431 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants (in thousands):

	2016	2015	2014
New company restaurants	$107,518	$117,283	$78,873
Refurbishment of existing restaurants(1)	57,220	56,192	46,572
Total capital expenditures	$164,738	$173,475	$125,445

Restaurant-related repairs and maintenance expense(2)	$22,368	$20,607	$17,926

(1)	Includes capital expenditures related to support center office.
(2)	These amounts were recorded as an expense in the income statement as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2017, we expect our capital expenditures to be approximately $170.0 million, the majority of which will relate to planned restaurant openings, including approximately 30 restaurant openings in 2017. This amount excludes any cash used for franchise acquisitions. In the first quarter of 2017, we acquired four franchise restaurants for an aggregate purchase price of $16.8 million.  See note 19 in the Consolidated Financial Statements for further discussion of this acquisition.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility. For 2017, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to pay dividends, as approved by our Board of Directors, repurchase common stock, and/or repay borrowings under our amended credit facility.

Net cash used in financing activities was $38.7 million in 2016 compared to $81.5 million in 2015.  The decrease was primarily due to an increase in borrowings on our amended revolving credit facility partially offset by higher dividend payments and lower proceeds from stock option exercises in 2016.

Net cash used in financing activities was $81.5 million in 2015 compared to $76.2 million in 2014.  The increase is primarily due to repayments on our amended revolving credit facility and higher dividend payments partially offset by a decrease in spending on share repurchases.  Dividend payments were higher in 2015 due to the timing of the dividend declaration and payment dates in the first quarter.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012. All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During 2016, we paid approximately $4.1 million to repurchase 114,700 shares of our common stock, and we had $69.9 million remaining under our authorized stock repurchase program as of December 27, 2016.

We paid cash dividends of $52.1 million in 2016. On November 10, 2016, our Board of Directors authorized the payment of a regular quarterly cash dividend of $0.19 per share of common stock to shareholders of record at the close of business on December 14, 2016. This payment was distributed on December 30, 2016. On February 16, 2017, our Board of Directors authorized the payment of a quarterly cash dividend of $0.21 per share of common stock. This payment will be distributed on March 31, 2017 to shareholders of record at the close of business on March 15, 2017. The increase in the dividend per share amount reflects the increase in our regular annual dividend rate from $0.76 per share in 2016 to $0.84 per share in 2017. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

In 2016 and 2015, we paid distributions of $4.5 million and $3.9 million, respectively, to equity holders of all of our 16 majority-owned restaurants. We paid distributions of $3.9 million to equity holders of 15 of our 16 majority‑owned company restaurants in 2014.

On November 1, 2013, we entered into Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty with respect to our revolving credit facility dated as of August 12, 2011 with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo, N.A. Our amended revolving credit facility, which has a maturity date of November 1, 2018, remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million. The amendment provides us with the option to increase the revolving credit facility by $200.0 million, up to $400.0 million, subject to certain limitations.

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, depending on our leverage ratio. The weighted‑average interest rate for the amended revolving credit facility at December 27, 2016 and December 29, 2015 was 1.57% and 3.22%, respectively, including the impact of the interest rate swap which expired on January 7, 2016. At December 27, 2016, we had $50.0 million outstanding under our amended revolving credit facility and $143.2 million of availability, net of $6.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under our amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. Our amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all financial covenants as of December 27, 2016.

At December 27, 2016, in addition to the amounts outstanding on our amended revolving credit facility, we had one other note payable totaling $0.6 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant.  Our weighted-average effective interest rate at December 27, 2016 was 1.67%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 27, 2016 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$52,548	$167	50,393	44	$1,944
Interest(1)	7,294	1,061	1,155	507	4,571
Operating lease obligations	768,383	41,554	83,147	81,408	562,274
Capital obligations	157,513	157,513	—	—	—
Total contractual obligations(2)	$985,738	$200,295	$134,695	$81,959	$568,789

(1)

Uses interest rates as of December 27, 2016 for our variable rate debt.  We assumed $50.0 million remains outstanding on the amended revolving credit facility until the expiration date.  We calculated interest payments by using the weighted average interest rate of 1.57%, which was the interest rate associated with our amended revolving credit facility at December 27, 2016.  We assumed a constant rate until maturity for our fixed rate debt.

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

Guarantees

As of December 27, 2016 and December 29, 2015, we are contingently liable for $16.4 million and $17.2 million, respectively, for seven leases, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of December 27, 2016 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2018
Longmont, Colorado (1)	October 2003	May 2019
Montgomeryville, Pennsylvania (1)	October 2004	June 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2019
Irving, Texas (3)	December 2013	December 2019
Louisville, Kentucky (3)(4)	December 2013	November 2023

(1)

Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants.  We have subsequently assigned the leases to the franchisees, but remain contingently liable, under the terms of the lease, if the franchisee defaults.

(2)	As discussed in note 17, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.

Recent Accounting Pronouncements

Revenue Recognition

(Accounting Standards Update 2014‑09, "ASU 2014‑09")

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year), including interim periods within those annual periods, with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. Additionally, on December 21, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief, and clarifies the scope and application of the new revenue standard and related cost guidance.  The standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  We are continuing to evaluate the impact the adoption of this standard will have on the recognition of revenue from our gift card program and initial fees from franchisees as well as which adoption method will be used.  We are also evaluating whether the standard will have an impact on transactions currently not included in our revenues such as advertising contributions received from our franchisees.

Inventory

(Accounting Standards Update 2015-11, "ASU 2015-11")

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 (our 2017 fiscal year) including interim periods within those annual periods.  We do not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

Deferred Taxes

(Accounting Standards Update 2015-17, "ASU 2015-17")

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 (our 2017 fiscal year), including interim periods within those annual periods.  Early adoption is permitted as of the beginning of an interim or annual reporting period.  Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. We will adopt ASU 2015-17 on a prospective basis.  We do not expect the adoption of this guidance will a material impact on our consolidated financial position, results of operations or cash flows.

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

We had operating leases with remaining rental payments of approximately $768.4 million at the end of fiscal 2016.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.  While we are still in the process of assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated balance sheets due to the recognition of the right-of-use asset and lease liability related to operating leases.  While the new standard is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, we do not presently believe there will be a material impact on our consolidated statements of income and comprehensive income or our consolidated statement of cash flows.

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

Upon adoption of this standard, excess tax benefits from share-based compensation will be reflected within the income tax provision in our consolidated statements of income and comprehensive income.  We believe the new standard will cause volatility in our effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded in the income statement.  The volatility in future periods will depend on our stock price at the awards’ vest dates and the number of awards that vest each period.  For the fiscal years ended December 27,

2016 and December 29, 2015, we recorded $3.3 million and $4.5 million, respectively, of excess tax benefits.  Additionally, our consolidated statements of cash flows will present excess tax benefits, which are currently presented as a financing activity, as an operating activity.  As of beginning of fiscal 2017, we have made the accounting policy election to discontinue our past policy of estimating forfeitures and will account for forfeitures as they occur using a modified retrospective approach.  As a result of this accounting policy election, we estimate a cumulative effect adjustment on retained earnings of approximately $0.1 million.

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

Statement of Cash Flows

(Accounting Standards Update 2016-15, "ASU 2016-15")

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017 (our 2018 fiscal year) and interim periods within those annual periods.  Early adoption is permitted.  We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

Income Taxes

(Accounting Standards Update 2016-16, "ASU 2016-16")

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which addresses the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  This standard will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs.  ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017 (our 2018 fiscal year).  Early adoption is permitted.  We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

Goodwill

(Accounting Standards Update 2017-04, "ASU 2017-04")

In January 2017, the FASB issued ASU 2017-04 which simplifies the accounting for goodwill impairment and is expected to reduce the cost and complexity of accounting for goodwill.  ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Instead, goodwill impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 (our 2020 fiscal year) and will be applied on a prospective basis.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows.

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

At December 27, 2016, we had seven restaurants whose trailing 12‑month cash flows did not meet the $300,000 threshold. However, the future undiscounted cash flows from operating each of these restaurants over their remaining estimated useful lives exceeded the $13.1 million remaining carrying value of their assets and no assets were determined to be impaired.

See note 14 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2016, 2015 and 2014, including the impairments of goodwill and other long‑lived assets.

Goodwill.  Goodwill is tested annually for impairment, and is tested more frequently if events and circumstances indicate that the asset might be impaired. We have assigned goodwill to our reporting units, which we consider to be the individual restaurant level. An impairment loss is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. The determination of impairment consists of two steps. First, we determine the fair value of the reporting unit and compare it to its carrying amount. The fair value of the reporting unit may be based on several valuation approaches including capitalization of earnings, discounted cash flows, comparable public company market multiples and comparable acquisition market multiples. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit, in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The valuation approaches used to determine fair value are subject to key judgments and assumptions that are sensitive to change such as appropriate revenue growth rates, operating margins, weighted average cost of capital, and comparable company and acquisition market multiples. In estimating the fair value using the capitalization of earnings or discounted cash flows methods we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact fair value. The judgments and assumptions used are consistent with what we believe hypothetical market participants would use. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments. If the estimates used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

At December 27, 2016, we had 65 reporting units, primarily at the restaurant level, with allocated goodwill of $116.6 million. The average amount of goodwill associated with each reporting unit is $1.8 million with six reporting units having goodwill in excess of $4.0 million. We did not record any impairment charges as a result of our annual impairment analysis in 2016.  We are not currently monitoring any restaurants for potential impairment. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. The fair value of each of our reporting units was substantially in excess of their respective carrying values as of the 2016 goodwill impairment test. See note 14 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2016, 2015 and 2014, including the impairments of goodwill and other long‑lived assets.

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

Income Taxes.  Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

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

Effects of Inflation

We have not operated in a period of high general inflation for the last several years; however, we have experienced material increases in certain commodity costs, specifically beef. In addition, a significant number of our employees are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in minimum wage have increased our labor costs for the last several years. We have increased menu prices and made other adjustments over the past few years, in an effort to offset increases in our restaurant and operating costs resulting from inflation. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At December 27, 2016, we had $50.0 million outstanding under the amended revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. We had notes payable totaling $0.6 million with fixed interest rate ranging of 10.46%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 27, 2016.

Changes in internal control

During the fourth quarter of 2016, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2016.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10‑K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 27, 2016 as stated in their report at F‑2.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information set forth under "Election of Directors" in our Definitive Proxy Statement to be dated approximately April 7, 2017.

Information regarding our executive officers has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding our corporate governance is incorporated herein by reference to the information set forth in our Definitive Proxy Statement to be dated approximately April 7, 2017.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 7, 2017.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 7, 2017.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 7, 2017.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 7, 2017.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Consolidated Financial Statements

2.Financial Statement Schedules

Omitted due to inapplicability or because required information is shown in our Consolidated Financial Statements or notes thereto.

3.Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2016)(File No. 000-50972)

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
10.3

Form of Limited Partnership Agreement and Operating Agreement for certain company‑managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.4

Lease Agreement dated as of November 1999, by and between TEAS II, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.5

Lease Agreement dated as of January 10, 2005 by and between TEAS IV, Inc. and Roadhouse of Bossier City, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.6

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.7

Schedule of the owners of company‑managed Texas Roadhouse restaurants and the interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 27, 2016 the form of which is set forth in Exhibit 10.3 of this Form 10‑K

Exhibit No.	Description
10.8

Schedule of the directors, executive officers and 5% stockholders which have entered into License Agreements, Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 27, 2016 the form of which is set forth in Exhibit 10.6 of this Form 10‑K

10.9

Amended and Restated Credit Agreement, dated as of August 12, 2011, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated August 17, 2011 (File No. 000‑50972))

10.10

Omnibus Amendment No. 1 and Consent to Credit Agreement and Guaranty, dated as of November 1, 2013, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated November 1, 2013 (File No. 000‑50972))

10.11

Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 27, 2006) (File No. 000‑50972)

10.12

First Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated December 18, 2006 between Paragon Centre Holdings LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10‑K for the year ended December 26, 2006) (File No. 000‑50972)

10.13

Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 26, 2007) (File No. 000‑50972)

10.14

Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 25, 2007) (File No. 000‑50972)

10.15

Fourth Amendment dated July 22, 2009, and Fifth Amendment dated November 15, 2013, to Amended and Restated Lease Agreement (Two Paragon Centre) between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.16*

Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10‑K for the year ended December 25, 2007 (File No. 000‑50972))

10.17*

Form of First Amendment to Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan with non‑management directors (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10‑K for the year ended December 30, 2008 (File No. 000‑50972))

10.18*

Amendment to Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10‑K for the year ended December 30, 2008 (File No. 000‑50972))

10.19*

Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013 (File No. 000‑50972))

10.20*

Form of Restricted Stock Award under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 25, 2013 (File No. 000‑50972))

10.21*

Texas Roadhouse, Inc. Cash Bonus Plan for cash incentive awards granted pursuant to the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 25, 2013 (File No. 000‑50972))

10.22*

Employment Agreement between the Registrant and W. Kent Taylor, entered into as of January 8, 2015 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

Exhibit No.	Description
10.23*

Employment Agreement between the Registrant and Scott M. Colosi, entered into as of January 8, 2015 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.24*

Employment Agreement between the Registrant and Celia Catlett, entered into as of January 8, 2015 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.25*

Form of Performance Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.26*

Amended and Restated Form of Restricted Stock Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan for officers (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.27*

Amended and Restated Form of Restricted Stock Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan for non‑officers (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.28*

Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.29*

Third Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., effective January 1, 2010 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.30

Lease agreement dated December 11, 2012 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.31

First Amendment to Lease Agreement dated January 10, 2013 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.32

Second Amendment to Lease Agreement dated February 11, 2015 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.33

Third Amendment to Lease Agreement dated January 26, 2016 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.34*

Employment agreement between the Registrant and S. Chris Jacobsen, entered into as of February 11, 2016 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.35*

Form of Nonqualified Stock Option Agreement under Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.36	Fourth Amendment to Lease Agreement dated January 13, 2017 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit No.	Description
101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10‑K for the year ended December 27, 2016, filed February 24, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Kent Taylor W. Kent Taylor	Chairman of the Company, Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2017

/s/ Scott M. Colosi Scott M. Colosi	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2017

/s/ Gregory N. Moore Gregory N. Moore	Director	February 24, 2017

/s/ James F. Parker James F. Parker	Director	February 24, 2017

/s/ James R. Ramsey James R. Ramsey	Director	February 24, 2017

/s/ Kathy Widmer Kathy Widmer	Director	February 24, 2017

/s/ James R. Zarley James R. Zarley	Director	February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Texas Roadhouse, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 27, 2016 and December 29, 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 27, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Roadhouse, Inc. and subsidiaries as of December 27, 2016 and December 29, 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 27, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Roadhouse, Inc.’s internal control over financial reporting as of  December 27, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky

February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Texas Roadhouse, Inc.:

We have audited the internal control over financial reporting of Texas Roadhouse, Inc. as of December 27, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Roadhouse, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Texas Roadhouse, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Texas Roadhouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries as of December 27, 2016 and December 29, 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 27, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky

February 24, 2017

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 27,	December 29,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$112,944	$59,334
Receivables, net of allowance for doubtful accounts of $33 at December 27, 2016 and $6 at December 29, 2015	56,127	45,421
Inventories, net	16,088	15,633
Prepaid income taxes	954	53
Prepaid expenses	12,150	11,295
Deferred tax assets, net	1,996	2,077
Total current assets	200,259	133,813
Property and equipment, net of accumulated depreciation of $457,102 at December 27, 2016 and $395,886 at December 29, 2015	830,054	751,288
Goodwill	116,571	116,571
Intangible assets, net of accumulated amortization of $11,753 at December 27, 2016 and $10,548 at December 29, 2015	3,622	4,827
Other assets	29,465	26,207
Total assets	$1,179,971	$1,032,706
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligation under capital lease	$167	$144
Accounts payable	50,789	50,996
Deferred revenue-gift cards	129,558	101,274
Accrued wages	26,039	36,233
Income taxes payable	—	90
Accrued taxes and licenses	19,698	18,779
Dividends payable	13,418	11,919
Other accrued liabilities	39,858	37,207
Total current liabilities	279,527	256,642
Long-term debt and obligation under capital lease, excluding current maturities	52,381	25,550
Stock option and other deposits	7,491	7,041
Deferred rent	36,103	31,493
Deferred tax liabilities, net	12,268	6,402
Other liabilities	33,959	28,396
Total liabilities	421,729	355,524
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 70,619,737 and 70,091,203 shares issued and outstanding at December 27, 2016 and December 29, 2015, respectively)	71	70
Additional paid-in-capital	219,626	201,023
Retained earnings	530,723	468,678
Accumulated other comprehensive loss	(194)	(109)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	750,226	669,662
Noncontrolling interests	8,016	7,520
Total equity	758,242	677,182
Total liabilities and equity	$1,179,971	$1,032,706

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
Revenue:
Restaurant sales	$1,974,261	$1,791,446	$1,568,556
Franchise royalties and fees	16,453	15,922	13,592
Total revenue	1,990,714	1,807,368	1,582,148
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	669,203	644,001	553,144
Labor	590,256	524,203	459,119
Rent	40,580	37,183	33,174
Other operating	305,290	275,296	246,339
Pre-opening	19,547	19,116	18,452
Depreciation and amortization	82,964	69,694	59,179
Impairment and closure	179	974	636
General and administrative	110,795	92,336	81,656
Total costs and expenses	1,818,814	1,662,803	1,451,699
Income from operations	171,900	144,565	130,449
Interest expense, net	1,255	1,959	2,084
Equity income from investments in unconsolidated affiliates	(1,111)	(1,641)	(1,602)
Income before taxes	171,756	144,247	129,967
Provision for income taxes	51,183	42,986	38,990
Net income including noncontrolling interests	120,573	101,261	90,977
Less: Net income attributable to noncontrolling interests	4,975	4,367	3,955
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$115,598	$96,894	$87,022
Other comprehensive (loss) income, net of tax:
Unrealized gain on derivatives, net of tax of ($18), ($513) and ($513), respectively	27	817	808
Foreign currency translation adjustment, net of tax of $70, $91 and ($39), respectively	(112)	(144)	62
Total other comprehensive (loss) income, net of tax	(85)	673	870
Total comprehensive income	$115,513	$97,567	$87,892
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.64	$1.38	$1.25
Diluted	$1.63	$1.37	$1.23
Weighted average shares outstanding:
Basic	70,396	70,032	69,719
Diluted	71,052	70,747	70,608
Cash dividends declared per share	$0.76	$0.68	$0.60

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 31, 2013	70,352,257	$70	$215,051	$374,190	$(1,652)	$587,659	$6,201	$593,860
Net income	—	—	—	87,022	—	87,022	3,955	90,977
Other comprehensive income	—	—	—	—	870	870	—	870
Noncontrolling interests contribution	—	—	—	—	—	—	764	764
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,856)	(3,856)
Noncontrolling interests liquidation adjustments	—	—	25	—	—	25	—	25
Noncontrolling interest acquisition	—	—	(653)	—	—	(653)	—	(653)
Dividends declared and paid ($0.45 per share)	—	—	—	(31,333)	—	(31,333)	—	(31,333)
Dividends declared ($0.15 per share)	—	—	—	(10,443)	—	(10,443)	—	(10,443)
Shares issued under share-based compensation plans including tax effects	1,169,181	2	8,163	—	—	8,165	—	8,165
Issuance of shares for franchise acquisition	40,699	—	1,284	—	—	1,284	—	1,284
Repurchase of shares of common stock	(1,675,000)	(2)	(42,742)	—	—	(42,744)	—	(42,744)
Indirect repurchase of shares for minimum tax withholdings	(258,356)	—	(6,843)	—	—	(6,843)	—	(6,843)
Share-based compensation	—	—	14,883	—	—	14,883	—	14,883
Balance, December 30, 2014	69,628,781	$70	$189,168	$419,436	$(782)	$607,892	$7,064	$614,956
Net income	—	—	—	96,894	—	96,894	4,367	101,261
Other comprehensive income	—	—	—	—	673	673	—	673
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,911)	(3,911)
Noncontrolling interests liquidation adjustments	—	—	22	—	—	22	—	22
Dividends declared and paid ($0.51 per share)	—	—	—	(35,733)	—	(35,733)	—	(35,733)
Dividends declared ($0.17 per share)	—	—	—	(11,919)	—	(11,919)	—	(11,919)
Shares issued under share-based compensation plans including tax effects	1,030,184	1	8,976	—	—	8,977	—	8,977
Repurchase of shares of common stock	(321,789)	(1)	(11,396)	—	—	(11,397)	—	(11,397)
Indirect repurchase of shares for minimum tax withholdings	(245,973)	—	(8,572)	—	—	(8,572)	—	(8,572)
Share-based compensation	—	—	22,825	—	—	22,825	—	22,825
Balance, December 29, 2015	70,091,203	$70	$201,023	$468,678	$(109)	$669,662	$7,520	$677,182
Net income	—	—	—	115,598	—	115,598	4,975	120,573
Other comprehensive loss	—	—	—	—	(85)	(85)	—	(85)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,479)	(4,479)
Dividends declared and paid ($0.57 per share)	—	—	—	(40,135)	—	(40,135)	—	(40,135)
Dividends declared ($0.19 per share)	—	—	—	(13,418)	—	(13,418)	—	(13,418)
Shares issued under share-based compensation plans including tax effects	879,042	1	5,958	—	—	5,959	—	5,959
Repurchase of shares of common stock	(114,700)	—	(4,110)	—	—	(4,110)	—	(4,110)
Indirect repurchase of shares for minimum tax withholdings	(235,808)	—	(9,312)	—	—	(9,312)	—	(9,312)
Share-based compensation	—	—	26,067	—	—	26,067	—	26,067
Balance, December 27, 2016	70,619,737	$71	$219,626	$530,723	$(194)	$750,226	$8,016	$758,242

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	December 27,	December 29,	December 30,
	2016	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interests	$120,573	$101,261	$90,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,964	69,694	59,179
Deferred income taxes	5,994	411	(480)
Loss on disposition of assets	5,125	5,455	4,987
Impairment and closure costs	139	974	626
Equity income from investments in unconsolidated affiliates	(1,111)	(1,641)	(1,602)
Distributions of income received from investments in unconsolidated affiliates	1,901	502	541
Provision for doubtful accounts	27	(4)	6
Share-based compensation expense	26,067	22,825	14,883
Changes in operating working capital:
Receivables	(10,733)	(11,395)	(8,634)
Inventories	(455)	(1,377)	(2,278)
Prepaid expenses	(855)	(743)	(277)
Other assets	(4,229)	(2,276)	(1,231)
Accounts payable	138	7,611	5,366
Deferred revenue—gift cards	28,284	21,812	16,660
Accrued wages	(10,194)	5,858	1,381
Excess tax benefits from share-based compensation	(3,291)	(4,540)	(2,885)
Prepaid income taxes and income taxes payable	2,300	2,994	5,128
Accrued taxes and licenses	919	1,187	158
Other accrued liabilities	3,326	1,991	4,905
Deferred rent	4,610	4,529	3,222
Other liabilities	5,566	2,813	1,081
Net cash provided by operating activities	257,065	227,941	191,713
Cash flows from investing activities:
Capital expenditures—property and equipment	(164,738)	(173,475)	(125,445)
Proceeds from sale of property and equipment, including insurance proceeds	—	272	1,205
Net cash used in investing activities	(164,738)	(173,203)	(124,240)
Cash flows from financing activities:
Proceeds from (payments on) revolving credit facility, net	25,000	(25,000)	—
Proceeds from financing lease obligation	—	3,000	—
Repurchase of shares of common stock	(4,110)	(11,397)	(42,744)
Proceeds from noncontrolling interest contributions and other	—	—	764
Payment of debt assumed, net of cash acquired, in acquisition of noncontrolling interest	—	—	(1,050)
Distributions to noncontrolling interest holders	(4,479)	(3,911)	(3,856)
Excess tax benefits from share-based compensation	3,291	4,540	2,885
Proceeds from stock option and other deposits, net	419	1,422	1,083
Indirect repurchase of shares for minimum tax withholdings	(9,312)	(8,572)	(6,843)
Principal payments on long-term debt and capital lease obligation	(145)	(128)	(411)
Proceeds from exercise of stock options	2,673	4,696	5,280
Dividends paid to shareholders	(52,054)	(46,176)	(31,333)
Net cash used in financing activities	(38,717)	(81,526)	(76,225)
Net increase (decrease) in cash and cash equivalents	53,610	(26,788)	(8,752)
Cash and cash equivalents—beginning of period	59,334	86,122	94,874
Cash and cash equivalents—end of period	$112,944	$59,334	$86,122
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,011	$2,321	$2,374
Income taxes paid	$42,890	$39,581	$34,342
Capital expenditures included in current liabilities	$2,781	$3,726	$1,115
Obligation under capital lease	$2,000	$—	$—
Supplemental schedule of noncash financing activities:
Stock acquisition of noncontrolling interest in franchise restaurant	$—	$—	$1,284

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

The accompanying Consolidated Financial Statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly‑owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of December 27, 2016 and December 29, 2015 and for each of the years in the three-year period ended December 27, 2016.

As of December 27, 2016, we owned and operated 431 restaurants and franchised an additional 86 restaurants in 49 states and six foreign countries. Of the 431 company-owned restaurants that were operating at December 27, 2016, 415 were wholly‑owned and 16 were majority‑owned.

As of December 29, 2015, we owned and operated 401 restaurants and franchised an additional 82 restaurants in 49 states and four foreign countries. Of the 401 company-owned restaurants that were operating at December 29, 2015, 385 were wholly‑owned and 16 were majority-owned.

(2) Summary of Significant Accounting Policies

(a)  Principles of Consolidation

As of December 27, 2016 and December 29, 2015, we owned a 5.0% to 10.0% equity interest in 24 restaurants. Additionally, as of December 27, 2016 and December 29, 2015, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in Other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

(b)  Fiscal Year

We utilize a 52 or 53 week accounting period that typically ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks.  Fiscal years 2016, 2015 and 2014 were 52 weeks in length.

(c)  Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Book overdrafts are recorded in accounts payable and are included within operating cash flows. Cash and cash equivalents also included receivables from credit card companies, which amounted to $8.8 million and $7.9 million at December 27, 2016 and December 29, 2015, respectively, because the balances are settled within two to three business days.

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

(g)  Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed on property and equipment, including assets located on leased properties, over the shorter of the estimated useful lives of the related assets or the underlying lease term using the straight‑line method. In most cases, assets on leased properties are depreciated over a period of time which includes both the initial term of the lease and one or more option periods. See note 2(p) for further discussion of leases and leasehold improvements.

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

Repairs and maintenance expense amounted to $22.4 million, $20.6 million and $17.9 million for the years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively. These costs are included in other operating costs in our consolidated statements of income and comprehensive income.

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

In both 2016 and 2015, as a result of our annual goodwill impairment analysis, we determined that there was no goodwill impairment.  In 2014, as a result of our annual goodwill impairment analyses, we recorded goodwill impairment charges of $0.6 million, as discussed further in note 14.  Refer to note 5 for additional information related to goodwill and intangible assets.

(i)  Other Assets

Other assets consist primarily of deferred compensation plan assets, investments in unconsolidated affiliates, deposits and costs related to the issuance of debt. The debt issuance costs are being amortized to interest expense over the term of the related debt. For further discussion of the deferred compensation plan, see note 13.

(j)  Impairment or Disposal of Long‑lived Assets

In accordance with ASC 360-10-05, Property, Plant and Equipment, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  When we evaluate restaurants, cash flows are the primary indicator of impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results below $300,000 at the individual restaurant level signals potential impairment.  In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth.  Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants.   If the carrying amount of the restaurant exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the assets.  We generally measure fair value by independent third party appraisal or discounting estimated future cash flows. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use.  We also use a discount rate that is commensurate with the risk inherent in the projected cash flows.  The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. In 2016, 2015 and 2014, as a result of our impairment analysis, we determined that there was no impairment.  For further discussion regarding closures and impairments recorded in 2016, 2015 and 2014, including the impairments of goodwill and other long-lived assets, refer to note 14.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(k)  Insurance Reserves

We self‑insure a significant portion of expected losses under our health, workers compensation, general liability, employment practices liability, and property insurance programs. We purchase insurance for individual claims that exceed the retention amounts listed below:

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

(l)  Segment Reporting

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long‑term expected financial performance characteristics. As of December 27, 2016, we operated 431 restaurants, each as a single operating segment, and franchised an additional 86 restaurants. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue.

(m)  Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents our liability for gift cards that have been sold, but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue.

For some of the gift cards that were sold, the likelihood of redemption is remote.  When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed.  We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that approximately 4% of the value of the gift cards sold by our company and our third party retailers will never be redeemed.  The methodology we use to match the expected redemption value of unredeemed gift cards to our historic redemption patterns is to amortize the estimated breakage rates over a three year period. As a result, the amount of unredeemed gift card liability included in deferred revenue is the full value of unredeemed gift cards less the amortized portion of the breakage rates.  We recorded our gift card breakage adjustment as a reduction of other operating expense in our consolidated statements of income and comprehensive income.  We review and adjust our estimates on a semi-annual basis.

We franchise Texas Roadhouse restaurants. We execute franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. We collect ongoing royalties of 2.0% to 4.0% of sales from our domestic franchisees, along with royalties paid to us by our international franchisees.  These ongoing royalties are reflected in the accompanying consolidated statements of income

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

and comprehensive income as franchise royalties and fees. We recognize initial franchise fees as franchise royalties and fees after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant.  We received initial franchise fees of $0.3 million, $0.3 million and $0.6 million for the years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.  Continuing franchise royalties are recognized as revenue as the fees are earned. We also enter into area development agreements for the development of international Texas Roadhouse restaurants.  Upfront fees from development agreements are deferred and recognized as franchise royalties and fees on a pro-rata basis as restaurants under the development agreement are opened.  We also perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Total revenue from supervisory and administrative services recorded for the years ended December 27, 2016, December 29, 2015 and December 30, 2014 was approximately $1.1 million, $1.1 million and $1.0 million, respectively.

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

(o)  Advertising

We have a domestic system‑wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund’s activity for the years ended December 27, 2016, December 29, 2015 and December 30, 2014. Domestic company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. These reimbursements do not exceed the costs incurred by the advertising fund throughout the year associated with various marketing programs which are developed internally by us. Therefore, the net amount of the advertising costs incurred less amounts remitted by franchise restaurants is included in general and administrative expense in our consolidated statements of income and comprehensive income.

Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income.  These costs and the company-owned restaurant contribution amounted to approximately $13.3 million, $11.7 million and $10.8 million for the years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

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

(q)  Use of Estimates

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenue and expenses during the period to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, leases and leasehold improvements, legal reserves, gift card discounts and breakage and income taxes. Actual results could differ from those estimates.

(r)  Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for reporting and the presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and other comprehensive income (loss) items that are excluded from net income under GAAP.  Other comprehensive income (loss) consists of the effective unrealized portion of changes in fair value of cash flow hedges and foreign currency translation adjustments. The foreign currency translation adjustment included in comprehensive income on the consolidated statements of income and comprehensive income represents the unrealized impact of translating the financial statements of our foreign investment.  This amount is not included in net income and would only be realized upon the disposition of the business.

(s)  Fair Value of Financial Instruments

Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants on the measurement date.  We use a three-tier fair value hierarchy based upon

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

observable and non-observable inputs that prioritizes the information used to develop our assumptions regarding fair value.  Fair value measurements are separately disclosed by level within the fair value hierarchy. Refer to note 13 for further discussion of fair value measurement.

(t)  Derivative Instruments and Hedging Activities

We do not use derivative instruments for trading purposes. We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values.  The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship.  We had two free standing derivative instruments that had been designated and qualified as cash flow hedges. The first interest rate swap agreement expired in November 2015 while the second expired in January 2016. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  There was no hedge ineffectiveness recognized during the years ended December 27, 2016, December 29, 2015 and December 30, 2014.

(3) Long‑term Debt and Obligation Under Capital Lease

Long‑term debt consisted of the following:

	December 27,	December 29,
	2016	2015
Installment loan, due 2020	$550	$694
Obligation under capital lease	1,998	—
Revolver	50,000	25,000
	52,548	25,694
Less current maturities	167	144
	$52,381	$25,550

Maturities of long‑term debt at December 27, 2016 are as follows:

2017	$167
2018	50,186
2019	207
2020	30
2021	14
Thereafter	1,944
$52,548

The interest rate for our installment loan outstanding at both December 27, 2016 and December 29, 2015 was 10.46%. The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

During the 52 weeks ended December 27, 2016, we amended an existing lease at one restaurant location to acquire additional square footage.  As a result of this amendment, the lease qualified as a capital lease.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted‑average interest rate for the amended revolving credit facility at December 27, 2016 and December 29, 2015 was 1.57% and 3.22%, respectively, including the impact of interest rate swap which expired on January 7, 2016. At December 27, 2016, we had $50.0 million outstanding under the amended revolving credit facility and $143.2 million of availability, net of $6.8 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all financial covenants as of December 27, 2016.

(4) Property and Equipment, Net

Property and equipment were as follows:

	December 27,	December 29,
	2016	2015
Land and improvements	$119,338	$109,939
Buildings and leasehold improvements	668,519	588,095
Equipment and smallwares	353,498	305,580
Furniture and fixtures	105,629	93,904
Construction in progress	30,394	40,496
Liquor licenses	9,778	9,160
	1,287,156	1,147,174
Accumulated depreciation and amortization	(457,102)	(395,886)
	$830,054	$751,288

The amount of interest capitalized in connection with restaurant construction was approximately $0.3 million for the year ended December 27, 2016 and $0.7 million for each of the years ended December 29, 2015 and December 30, 2014.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(5) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 30, 2014 (1)	116,571	6,203
Additions	—	—
Amortization expense	—	(1,376)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 29, 2015	116,571	4,827
Additions	—	—
Amortization expense	—	(1,205)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 27, 2016	116,571	3,622

(1)	Net of $4.2 million of accumulated goodwill impairment losses.

Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 27, 2016 were $15.4 million and $11.8 million, respectively. As of December 29, 2015, the gross carrying amount and accumulated amortization of the intangible assets was $15.4 million and $10.5 million. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant.  Amortization expense for the next five years is expected to range from $0.3 million to $0.9 million.

(6) Leases

The following is a schedule of future minimum lease payments required for operating leases that have initial or remaining non-cancellable terms in excess of one year as of December 27, 2016:

Operating
Leases
2017	$41,554
2018	41,568
2019	41,579
2020	40,517
2021	40,891
Thereafter	562,274
Total	$768,383

Rent expense for operating leases consisted of the following:

	December 27, 2016	December 29, 2015	December 30, 2014
Minimum rent—occupancy	$39,405	$36,104	$32,288
Contingent rent	1,175	1,079	886
Rent expense, occupancy	40,580	37,183	33,174
Minimum rent—equipment and other	4,379	3,952	3,724
Rent expense	$44,959	$41,135	$36,898

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(7) Income Taxes

Components of our income tax provision for the years ended December 27, 2016, December 29, 2015 and December 30, 2014 are as follows:

	Fiscal Year Ended
	December 27, 2016	December 29, 2015	December 30, 2014
Current:
Federal	$36,201	$33,403	$31,176
State	8,786	8,821	7,913
Foreign	202	351	381
Total current	45,189	42,575	39,470
Deferred:
Federal	5,364	274	(379)
State	630	137	(101)
Total deferred	5,994	411	(480)
Income tax provision	$51,183	$42,986	$38,990

Our pre-tax income is substantially derived from domestic restaurants.

A reconciliation of the statutory federal income tax rate to our effective tax rate for December 27, 2016, December 29, 2015 and December 30, 2014 is as follows:

	December 27, 2016	December 29, 2015	December 30, 2014

Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.4	3.5	3.5
FICA tip tax credit	(6.8)	(7.2)	(6.9)
Work opportunity tax credit	(0.8)	(0.9)	(1.0)
Net income attributable to noncontrolling interests	(0.9)	(1.0)	(1.0)
Other	(0.1)	0.4	0.4
Total	29.8%	29.8%	30.0%

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Components of deferred tax assets (liabilities) are as follows:

	December 27, 2016	December 29, 2015
Deferred tax assets:
Insurance reserves	$5,049	$4,463
Other reserves	587	625
Deferred rent	13,400	11,727
Share-based compensation	8,642	7,446
Deferred revenue—gift cards	10,887	7,707
Deferred compensation	8,422	6,749
Other assets	3,261	2,933
Total deferred tax asset	50,248	41,650
Deferred tax liabilities:
Property and equipment	(48,390)	(38,541)
Goodwill and intangibles	(5,978)	(5,089)
Other liabilities	(6,152)	(2,345)
Total deferred tax liability	(60,520)	(45,975)
Net deferred tax liability	$(10,272)	$(4,325)
Current deferred tax asset	$1,996	$2,077
Noncurrent deferred tax liability	(12,268)	(6,402)
Net deferred tax liability	$(10,272)	$(4,325)

We have not provided any valuation allowance as we believe the realization of our deferred tax assets is more likely than not.

A reconciliation of the beginning and ending liability for unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

Balance at December 30, 2014	$114
Additions to tax positions related to prior years	315
Additions to tax positions related to current year	85
Reductions due to statute expiration	(11)
Reductions due to exam settlements	(98)
Balance at December 29, 2015	405
Additions to tax positions related to prior years	23
Additions to tax positions related to current year	274
Reductions due to statute expiration	(4)
Reductions due to exam settlement	(187)
Balance at December 27, 2016	$511

We recognize both interest and penalties on unrecognized tax benefits as part of income tax expense.  As of December 27, 2016 and December 29, 2015, the total amount of accrued penalties and interest related to uncertain tax provisions was not material.

All entities for which unrecognized tax benefits exist as of December 27, 2016 possess a December tax year-end. As a result, as of December 27, 2016, the tax years ended December 31, 2013, December 30, 2014 and December 29, 2015 remain subject to examination by all tax jurisdictions. As of December 27, 2016, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 27, 2016, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 26, 2017.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(8) Preferred Stock

Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 27, 2016 and December 29, 2015.

(9) Stockholders’ Equity

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

For the years ended December 27, 2016, December 29, 2015 and December 30, 2014, we paid approximately $4.1 million, $11.4 million and $42.7 million to repurchase 114,700, 321,789 and 1,675,000 shares of our common stock, respectively.

(10) Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted‑average shares outstanding. The diluted earnings per share calculations show the effect of the weighted‑average stock options, RSUs outstanding and certain performance stock units ("PSUs") from our equity incentive plans as discussed in note 12.

The following table summarizes the options and nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti‑dilutive effect:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
Nonvested stock	2	1,243	16,740
Options	—	—	—
Total	2	1,243	16,740

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

PSUs are not included in the diluted earnings per share calculation until the performance-based criteria have been met. See note 12 for further discussion of PSUs.

The following table sets forth the calculation of earnings per share and weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income and comprehensive income:

	December 27,	December 29,	December 30,
	2016	2015	2014
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$115,598	$96,894	$87,022
Basic EPS:
Weighted-average common shares outstanding	70,396	70,032	69,719
Basic EPS	$1.64	$1.38	$1.25
Diluted EPS:
Weighted-average common shares outstanding	70,396	70,032	69,719
Dilutive effect of stock options and nonvested stock	656	715	889
Shares-diluted	71,052	70,747	70,608
Diluted EPS	$1.63	$1.37	$1.23

(11) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 27, 2016 and December 29, 2015 was approximately $157.5 million and $129.4 million, respectively.

As of December 27, 2016 and December 29, 2015, we are contingently liable for $16.4 million and $17.2 million, respectively, for seven leases, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of December 27, 2016 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2018
Longmont, Colorado (1)	October 2003	May 2019
Montgomeryville, Pennsylvania (1)	October 2004	June 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2019
Irving, Texas (3)	December 2013	December 2019
Louisville, Kentucky (3)(4)	December 2013	November 2023

(1)

Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants.  We have subsequently assigned the leases to the franchisees, but remain contingently liable, under the terms of the lease, if the franchisee defaults.

(2)	As discussed in note 17, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

During the year ended December 27, 2016, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11‑cv‑11732. The complaint alleges that applicants over the age of 40 were denied employment in our restaurants in bartender, host, server and server assistant positions due to their age.  The EEOC is seeking injunctive relief, remedial actions, payment of damages to the applicants and costs. A jury trial began on January 9, 2017 and culminated in the declaration of a mistrial on February 3, 2017, after the jury was unable to reach a unanimous verdict.  A second trial has been scheduled for May 2017. We deny liability and are vigorously defending this case; however, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. We cannot estimate the amount or range of loss, if any, associated with this matter.

On July 15, 2016, the Florida Circuit Court in Palm Beach County approved a settlement agreement styled Andrew Lovett and Semaj Miller, individually and on behalf of others, v. Texas Roadhouse Management Corp. (Case no. 50-2016-CA-007714-MB-AO) resolving alleged violations of the Fair Labor Standards Act asserted on behalf of a purported nationwide class of current and former employees in exchange for a settlement payment not to exceed $9.5 million.  For the 52 weeks ended December 27, 2016, we recorded a charge of $7.3 million ($4.5 million after-tax) to cover the costs of the settlement including payments to opt-in members and class attorneys, as well as related settlement administration costs.  The pre-tax charge was recorded in general and administrative expenses in our consolidated statements of income and comprehensive income.

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

(12) Share‑based Compensation

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

The following table summarizes the share‑based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
Labor expense	$6,124	$5,329	$5,523
General and administrative expense	19,943	17,496	9,360
Total share-based compensation expense	$26,067	$22,825	$14,883

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting RSUs as a form of share-based compensation. Prior to 2008, we issued stock options as share-based compensation to our employees. Beginning in 2015, we began granting PSUs to two of our executives.  An RSU is the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

conditional right to receive one share of common stock upon satisfaction of the vesting requirement.  A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement. Share‑based compensation activity by type of grant as of December 27, 2016 and changes during the period then ended are presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 29, 2015	984,586	$32.86
Granted	497,329	41.19
Forfeited	(35,854)	34.15
Vested	(526,598)	33.31
Outstanding at December 27, 2016	919,463	$37.06	1.2	$45,574

As of December 27, 2016, with respect to unvested RSUs, there was $17.8 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.2 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the years ended December 27, 2016, December 29, 2015 and December 30, 2014 was $21.5 million, $25.1 million and $20.4 million, respectively.  The excess tax benefit realized from tax deductions associated with vested restricted stock units for the years ended December 27, 2016, December 29, 2015 and December 30, 2014 was $1.5 million, $2.8 million and $1.4 million, respectively.

Summary Details for PSUs

In 2015 and 2016, we granted PSUs to two of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.

On January 8, 2015 we granted PSUs with a grant date fair value of approximately $4.0 million based on the grant date price per share of $34.77.  On January 8, 2016, 144,000 shares vested related to this PSU grant and were distributed during the 13 weeks ended March 29, 2016.  On November 19, 2015 we granted PSUs with a grant date fair value of approximately $3.9 million based on the grant date price per share of $34.11.  On January 8, 2017, 188,237 shares vested related to this PSU grant and are expected to be distributed during the 13 weeks ending March 28, 2017.  On November 9, 2016 we granted PSUs with a grant date fair value of $4.6 million based on a grant date price per share of $39.88.  As of December 27, 2016, with respect to unvested PSUs, there was $4.2 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.0 year.

Summary Details for Stock Options

		Weighted-	Weighted-Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 29, 2015	328,498	$13.10
Granted	—	—
Cancelled/Expired	(1,981)	14.61
Exercised	(208,444)	12.82
Outstanding at December 27, 2016	118,073	$13.57	0.5	$4,250
Exercisable at December 27, 2016	118,073	$13.57	0.5	$4,250

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

No stock options were granted or vested during the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014.  The total intrinsic value of options exercised during the years ended December 27, 2016, December 29, 2015 and December 30, 2014 was $6.3 million, $6.5 million and $6.1 million, respectively.

For the years ended December 27, 2016, December 29, 2015 and December 30, 2014, cash received before tax withholdings from options exercised was $2.7 million, $4.7 million and $5.3 million, respectively.  The excess tax benefit realized from tax deductions associated with options exercised for the years ended December 27, 2016, December 29, 2015 and December 30, 2014 was $1.8 million, $1.7 million and $1.5 million, respectively.

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the year ended December 27, 2016.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 27, 2016	December 29, 2015
Interest rate swap	2	$—	$(45)
Deferred compensation plan—assets	1	21,951	17,401
Deferred compensation plan—liabilities	1	(22,128)	(17,416)

As of December 29, 2015, the fair value of our interest rate swap was determined based on industry-standard valuation models.  Such models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves.  See note 15 for discussion of our interest rate swap, which expired on January 7, 2016.

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in other assets and the corresponding liability in other liabilities in our consolidated financial statements. These investments are considered trading securities and are reported at fair value based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the consolidated statements of income and comprehensive income.

At December 27, 2016 and December 29, 2015, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our amended revolving credit facility at December 27, 2016 and December 29, 2015 approximated its carrying value since it is a variable rate credit facility (Level 2). The fair value of our installment loan is estimated based on the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loan are as follows:

	December 27, 2016		December 29, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Installment loan—Level 2	$550	$599	$694	$779

(14) Impairment and Closure Costs

We recorded impairment and closure costs of $0.2 million, $1.0 million and $0.6 million for the years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively, related to goodwill or costs associated with the closure of restaurants.

Impairment and closure costs in 2016 included $0.1 million in closure costs associated with the relocation of one restaurant in the third quarter of 2016 and $0.1 million in closure costs associated with the relocation of one restaurant in the fourth quarter of 2015.

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

Interest Rate Swaps

On January 7, 2009, we entered into an interest rate swap, starting on February 7, 2009, with a notional amount of $25.0 million to hedge a portion of the cash flows of our variable rate borrowings. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $25.0 million tranche of floating rate debt borrowed under our amended revolving credit facility. Under the terms of the swap, we paid a fixed rate of 2.34% on the $25.0 million notional amount and received payments from the counterparty based on one month LIBOR for a term that ended on January 7, 2016, effectively resulting in a fixed rate on the $25.0 million notional amount.

We entered into the above interest rate swap with the objective of eliminating the variability of our interest cost that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swaps were reported as a component of accumulated other comprehensive income or loss ("AOCI").  Additionally, amounts related to the yield adjustment of the hedged interest payments were subsequently reclassified into interest expense in the same period during which the related interest affected earnings.  We reclassified a loss from AOCI, net of tax, in our consolidated balance sheet to interest expense in our consolidated statement of income and

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

comprehensive income when the interest rate swap expired on January 7, 2016.  See note 13 for fair value discussion of the interest rate swap.

As of December 29, 2015, we had an interest rate swap designated as a hedging instrument under ASC 815 which was recorded as a derivative liability of approximately $45,000 in other accrued liabilities on the consolidated balance sheet.

The following table summarizes the effect of our interest rate swaps in the consolidated statements of income and comprehensive income for the 52 weeks ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively:

	December 27,	December 29,	December 30,
	2016	2015	2014
Gain recognized in AOCI, net of tax (effective portion) (1)	$27	$817	$808
Loss reclassified from AOCI to income (effective portion) (1)	$45	$1,397	$1,480

(1)

The fiscal year ended December 27, 2016 included the effect of one interest rate swap which expired on January 7, 2016, while the fiscal years ended December 29, 2015 and December 30, 2014 included the effect of two interest rate swaps, one of which expired on November 7, 2015.

The loss reclassified from AOCI to income was recognized in interest expense on our consolidated statements of income and comprehensive income. For each of the fiscal periods ended December 27, 2016, December 29, 2015 and December 30, 2014, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the consolidated statements of income and comprehensive income.

(16) Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss for the 52 weeks ended December 27, 2016 and December 29, 2015 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 30, 2014	(844)	62	(782)
Other comprehensive loss before reclassifications	(67)	(235)	(302)
Reclassification adjustments to income (1)	1,397	—	1,397
Income taxes	(513)	91	(422)
Balance as of December 29, 2015	$(27)	$(82)	$(109)
Other comprehensive loss before reclassifications	—	(182)	(182)
Reclassification adjustments to income (1)	45	—	45
Income taxes	(18)	70	52
Balance as of December 27, 2016	$—	$(194)	$(194)

(1)For further discussion of amounts reclassified to income, see note 15.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(17) Related Party Transactions

As of December 27, 2016 and December 29, 2015, we had 10 franchise restaurants owned in whole or part by certain of our officers, directors and 5% stockholders of the Company. We had 14 franchise restaurants owned in whole or part by certain of our officers, directors and 5% stockholders of the Company as of December 30, 2014.  These entities paid us fees of $2.0 million, $1.8 million and $2.5 million for the years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively. As discussed in note 11, we are contingently liable on leases which are related to two of these restaurants.

(18) Selected Quarterly Financial Data (unaudited)

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$515,559	$508,808	$481,637	$484,710	$1,990,714
Total costs and expenses	$462,748	$459,026	$443,169	$453,871	$1,818,814
Income from operations	$52,811	$49,782	$38,468	$30,839	$171,900
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$35,593	$33,605	$25,675	$20,725	$115,598
Basic earnings per common share	$0.51	$0.48	$0.36	$0.29	$1.64
Diluted earnings per common share	$0.50	$0.47	$0.36	$0.29	$1.63
Cash dividends declared per share	$0.19	$0.19	$0.19	$0.19	$0.76

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$460,230	$454,698	$438,089	$454,351	$1,807,368
Total costs and expenses	$411,630	$423,002	$407,533	$420,638	$1,662,803
Income from operations	$48,600	$31,696	$30,556	$33,713	$144,565
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$32,292	$21,138	$20,482	$22,982	$96,894
Basic earnings per common share	$0.46	$0.30	$0.29	$0.33	$1.38
Diluted earnings per common share	$0.46	$0.30	$0.29	$0.32	$1.37
Cash dividends declared per share	$0.17	$0.17	$0.17	$0.17	$0.68

(19) Subsequent Events

On December 28, 2016, the first day of our 2017 fiscal year, we completed the acquisition of four franchise restaurants located in Florida and Georgia.  Pursuant to the terms of the acquisition agreements, we paid an aggregate purchase price of approximately $16.8 million. Two of the acquired restaurants will be wholly-owned and the remaining two restaurants will be majority-owned.  We expect to complete the preliminary purchase price allocation relating to this transaction in the first quarter of fiscal 2017.