Form 10-Q
period 2017-03-28
Texas Roadhouse, Inc.
filed 2017-05-04
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer",  "accelerated filer",  "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)			Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒.

The number of shares of common stock outstanding were 70,922,789 on April 26, 2017.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 28, 2017	December 27, 2016
Assets
Current assets:
Cash and cash equivalents	$137,512	$112,944
Receivables, net of allowance for doubtful accounts of $52 at March 28, 2017 and $33 at December 27, 2016	21,005	56,127
Inventories, net	14,869	16,088
Prepaid income taxes	—	954
Prepaid expenses	13,318	12,150
Deferred tax assets, net	—	1,996
Total current assets	186,704	200,259
Property and equipment, net of accumulated depreciation of $475,964 at March 28, 2017 and $457,102 at December 27, 2016	855,027	830,054
Goodwill	121,040	116,571
Intangible assets, net of accumulated amortization of $11,983 at March 28, 2017 and $11,753 at December 27, 2016	3,392	3,622
Other assets	31,725	29,465
Total assets	$1,197,888	$1,179,971
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligation under capital lease	$172	$167
Accounts payable	54,379	50,789
Deferred revenue-gift cards	86,089	129,558
Accrued wages	30,805	26,039
Income taxes payable	13,855	—
Accrued taxes and licenses	21,591	19,698
Dividends payable	14,890	13,418
Other accrued liabilities	55,377	39,858
Total current liabilities	277,158	279,527
Long-term debt and obligation under capital lease, excluding current maturities	52,336	52,381
Stock option and other deposits	8,088	7,491
Deferred rent	37,716	36,103
Deferred tax liabilities, net	5,396	12,268
Other liabilities	35,572	33,959
Total liabilities	416,266	421,729
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 70,910,994 and 70,619,737 shares issued and outstanding at March 28, 2017 and December 27, 2016, respectively)	71	71
Additional paid-in-capital	219,488	219,626
Retained earnings	550,077	530,723
Accumulated other comprehensive loss	(173)	(194)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	769,463	750,226
Noncontrolling interests	12,159	8,016
Total equity	781,622	758,242
Total liabilities and equity	$1,197,888	$1,179,971

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 28, 2017	March 29, 2016
Revenue:
Restaurant sales	$563,320	$511,284
Franchise royalties and fees	4,366	4,275
Total revenue	567,686	515,559
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	184,193	173,128
Labor	170,347	147,546
Rent	10,869	10,027
Other operating	85,660	77,612
Pre-opening	4,740	4,825
Depreciation and amortization	22,596	19,539
Impairment and closure	11	11
General and administrative	40,248	30,060
Total costs and expenses	518,664	462,748
Income from operations	49,022	52,811
Interest expense, net	332	305
Equity income from investments in unconsolidated affiliates	(320)	(352)
Income before taxes	49,010	52,858
Provision for income taxes	12,987	15,857
Net income including noncontrolling interests	36,023	37,001
Less: Net income attributable to noncontrolling interests	1,710	1,408
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$34,313	$35,593
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives, net of tax of ($-) and ($18), respectively	—	27
Foreign currency translation adjustment, net of tax of ($13) and $6, respectively	21	(11)
Total other comprehensive income, net of tax	21	16
Total comprehensive income	$34,334	$35,609
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.48	$0.51
Diluted	$0.48	$0.50
Weighted average shares outstanding:
Basic	70,779	70,169
Diluted	71,334	70,764
Cash dividends declared per share	$0.21	$0.19

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 27, 2016	70,619,737	$71	$219,626	$530,723	$(194)	$750,226	$8,016	$758,242
Net income	—	—	—	34,313	—	34,313	1,710	36,023
Other comprehensive income	—	—	—	—	21	21	—	21
Noncontrolling interests contribution	—	—	—	—	—	—	3,457	3,457
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,024)	(1,024)
Dividends declared ($0.21 per share)	—	—	—	(14,890)	—	(14,890)	—	(14,890)
Shares issued under share-based compensation plans	448,265	—	563	—	—	563	—	563
Indirect repurchase of shares for minimum tax withholdings	(157,008)	—	(6,988)	—	—	(6,988)	—	(6,988)
Cumulative effect of change in accounting principle	—	—	69	(69)	—	—	—	—
Share-based compensation	—	—	6,218	—	—	6,218	—	6,218
Balance, March 28, 2017	70,910,994	$71	$219,488	$550,077	$(173)	$769,463	$12,159	$781,622

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 28, 2017	March 29, 2016
Cash flows from operating activities:
Net income including noncontrolling interests	$36,023	$37,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,596	19,539
Deferred income taxes	(4,889)	(247)
Loss on disposition of assets	1,055	1,274
Equity income from investments in unconsolidated affiliates	(320)	(352)
Distributions of income received from investments in unconsolidated affiliates	162	136
Provision for doubtful accounts	19	(9)
Share-based compensation expense	6,218	5,788
Changes in operating working capital:
Receivables	35,103	26,235
Inventories	1,389	1,238
Prepaid expenses	(1,168)	(2,084)
Other assets	(2,068)	(607)
Accounts payable	3,059	(3,008)
Deferred revenue—gift cards	(43,860)	(33,728)
Accrued wages	4,766	(8,215)
Excess tax benefits from share-based compensation	—	(1,324)
Prepaid income taxes and income taxes payable	14,809	12,994
Accrued taxes and licenses	1,893	441
Other accrued liabilities	16,326	6,881
Deferred rent	1,613	1,070
Other liabilities	1,611	1,865
Net cash provided by operating activities	94,337	64,888
Cash flows from investing activities:
Capital expenditures—property and equipment	(36,063)	(34,179)
Acquisition of franchise restaurants, net of cash acquired	(16,528)	—
Net cash used in investing activities	(52,591)	(34,179)
Cash flows from financing activities:
Proceeds from revolving credit facility, net	—	25,000
Proceeds from noncontrolling interest contribution	3,457	—
Repurchase of shares of common stock	—	(4,110)
Distributions to noncontrolling interest holders	(1,024)	(1,173)
Excess tax benefits from share-based compensation	—	1,324
Proceeds from stock option and other deposits, net	272	240
Indirect repurchase of shares for minimum tax withholdings	(6,988)	(4,707)
Principal payments on long-term debt and capital lease obligation	(40)	(35)
Proceeds from exercise of stock options	563	1,329
Dividends paid to shareholders	(13,418)	(11,919)
Net cash (used in) provided by financing activities	(17,178)	5,949
Net increase in cash and cash equivalents	24,568	36,658
Cash and cash equivalents—beginning of period	112,944	59,334
Cash and cash equivalents—end of period	$137,512	$95,992
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$268	$253
Income taxes paid	$3,067	$3,111
Capital expenditures included in current liabilities	$5,823	$5,065

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of March 28, 2017 and December 27, 2016 and for the 13 weeks ended March 28, 2017 and March 29, 2016.

As of March 28, 2017, we owned and operated 441 restaurants and franchised an additional 84 restaurants in 49 states and six foreign countries.  Of the 441 company-owned restaurants that were operating at March 28, 2017, 423 were wholly-owned and 18 were majority-owned.

As of March 29, 2016, we owned and operated 408 restaurants and franchised an additional 83 restaurants in 49 states and four foreign countries.  Of the 408 company-owned restaurants that were operating at March 29, 2016, 392 were wholly-owned and 16 were majority-owned.

As of March 28, 2017 and March 29, 2016, we owned 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of March 28, 2017 and March 29, 2016, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 weeks ended March 28, 2017 are not necessarily indicative of the results that may be expected for the year ending December 26, 2017.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2016.

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

The following table summarizes the share-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 28, 2017	March 29, 2016
Labor expense	$1,694	$1,399
General and administrative expense	4,524	4,389
Total share-based compensation expense	$6,218	$5,788

Effective December 28, 2016, we adopted Accounting Standards Update No. 2016-09, Compensation – Stock Compensation ("ASU 2016-09") which amends and simplifies the accounting for stock compensation.  As a result of the adoption of ASU 2016-09, we made a change in our accounting principle to account for forfeitures as they occur and, as a result, we recorded a $0.1 million cumulative-effect reduction to retained earnings under the modified retrospective approach.  We elected the prospective transition for the requirement to classify excess tax benefits as an operating activity.  No prior periods have been adjusted.  Additionally, as a result of the new guidance requirements, on a prospective basis, all excess tax benefits and tax deficiencies are recognized within the income tax provision in the income statement in the period in which the restricted shares vest or options are exercised.  See note 4 for further discussion.

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting RSUs as a form of share-based compensation.  Prior to 2008, we issued stock options as share-based compensation to our employees.  Beginning in 2015, we began granting PSUs to two of our executives.  An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement.  Share-based compensation activity by type of grant as of March 28, 2017 and changes during the 13 weeks then ended are presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 27, 2016	919,463	$37.06
Granted	131,627	42.82
Forfeited	(5,706)	39.40
Vested	(221,842)	36.29
Outstanding at March 28, 2017	823,542	$38.10	1.3	$36,362

As of March 28, 2017, with respect to unvested RSUs, there was $18.4 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 13 weeks ended March 28, 2017 and March 29, 2016 was $9.9 million and $8.1 million, respectively.  The excess tax benefit, which was recognized within the income tax provision, associated with vested restricted stock units was $0.6 million for the 13 weeks ended March 28, 2017.  The excess tax benefit for the 13 weeks ended March 29, 2016 was $0.3 million which was recorded in additional paid-in-capital in the unaudited condensed consolidated balance sheets.

Summary Details for PSUs

In 2015 and 2016, we granted PSUs to two of our executives subject to an approximate one-year vesting term and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.

On November 19, 2015, we granted PSUs with a grant date fair value of approximately $3.9 million based on the grant date price per share of $34.11.  On January 8, 2017, 188,237 shares vested related to this PSU grant and were distributed during the 13 weeks ended March 28, 2017.  On November 9, 2016, we granted PSUs with a grant date fair value of $4.6 million based on a grant date price per share of $39.88.  As of March 28, 2017, with respect to unvested PSUs, there was $3.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 10 months.  The distribution of vested PSUs as common stock related to the November 9, 2016 grants will occur in the first quarter of 2018.  For the 13 weeks ended March 28, 2017, the excess tax benefit, recognized within the income tax provision, associated with vested PSUs was $0.8 million.  The excess tax loss realized from deductions associated with vested PSUs for the 13 weeks ended March 29, 2016 was $0.1 million which was recorded in additional paid-in-capital in the unaudited condensed consolidated balance sheets.

Summary Details for Stock Options

		Weighted-	Weighted-Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 27, 2016	118,073	$13.57
Granted	—	—
Cancelled/Expired	(2,344)	15.74
Exercised	(38,186)	14.73
Outstanding at March 28, 2017	77,543	$12.93	0.4	$2,420
Exercisable at March 28, 2017	77,543	$12.93	0.4	$2,420

No stock options vested during the 13 weeks ended March 28, 2017 or March 29, 2016.  For the 13 weeks ended March 28, 2017 and March 29, 2016, the total intrinsic value of options exercised was $1.1 million and $3.3 million, respectively.

For the 13 weeks ended March 28, 2017 and March 29, 2016, cash received before tax withholdings from options exercised was $0.6 million and $1.3 million, respectively.  The excess tax benefit, recognized within the income tax provision, associated with options exercised was $0.2 million for the 13 weeks ended March 28, 2017.  The excess tax benefit for the 13 weeks ended March 29, 2016 was $1.0 million which was recorded in additional paid-in-capital in the unaudited condensed consolidated balance sheets.

(3)   Long-term Debt and Obligation Under Capital Lease

Long-term debt consisted of the following:

	March 28,	December 27,
	2017	2016
Installment loan, due 2020	$512	$550
Obligation under capital lease	1,996	1,998
Revolver	50,000	50,000
	52,508	52,548
Less current maturities	172	167
	$52,336	$52,381

The interest rate for our installment loan outstanding at both March 28, 2017 and December 27, 2016 was 10.46%.  The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the amended revolving credit facility at March 28, 2017 and December 27, 2016 was 1.82% and 1.57%, respectively. At March 28, 2017, we had $50.0 million outstanding under the amended revolving credit facility and $142.9 million of availability, net of $7.1 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  Our amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all financial covenants as of March 28, 2017.

(4)     Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 weeks ended March 28, 2017 and March 29, 2016 is as follows:

	13 Weeks Ended
	March 28, 2017	March 29, 2016
Tax at statutory federal rate	35.0%	35.0%
State and local tax, net of federal benefit	3.4	3.5
FICA tip tax credit	(7.0)	(7.0)
Work opportunity tax credit	(0.8)	(0.7)
Stock compensation	(3.2)	—
Net income attributable to noncontrolling interests	(1.1)	(0.9)
Other	0.2	0.1
Total	26.5%	30.0%

As a result of the adoption of ASU 2016-09, excess tax benefits and tax deficiencies from share-based compensation are recognized within the income tax provision in the period in which the restricted shares vest or options are exercised.  During the 13 weeks ended March 28, 2017, we recognized $1.6 million as an income tax benefit, which resulted in a 3.2% impact on the tax rate.  Prior to the adoption of ASU 2016-09, excess tax benefits and deficiencies were recognized in additional paid-in capital in the unaudited condensed consolidated balance sheets.

During the 13 weeks ended March 28, 2017, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which required deferred tax assets and liabilities to be classified as noncurrent on our condensed consolidated balance sheet.  We adopted ASU 2015-17 on a prospective basis.

(5)Commitments and Contingencies

The estimated cost of completing capital project commitments at March 28, 2017 and December 27, 2016 was approximately $152.4 million and $157.5 million, respectively.

As of March 28, 2017 and December 27, 2016, we are contingently liable for $16.2 million and $16.4 million, respectively, for seven leases, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 28, 2017 and December 27, 2016 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

(2)	As discussed in note 7, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

During the 13 weeks ended March 28, 2017, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732 (the "Lawsuit"). The Lawsuit alleged that applicants age 40 and over were denied employment by us at company owned or managed restaurants in bartender, host, server and server assistant positions due to their age, in violation of the Age Discrimination in Employment Act of 1967, as amended.   The EEOC sought injunctive relief, remedial actions, payment of damages to the applicants, and costs.  We denied liability.  A jury trial began on January 9, 2017 and culminated in the declaration of a mistrial on February 3, 2017, after the jury was unable to reach a unanimous verdict.  A second trial was scheduled for May 2017.

As previously reported on the Current Report on Form 8-K filed with the SEC on April 4, 2017, we and the EEOC entered into a consent decree dated March 31, 2017 (the "Consent Decree") to settle the Lawsuit in the United States

District Court, District of Massachusetts.  The Consent Decree resolves the issues litigated in the Lawsuit.  Under the Consent Decree, among other terms, we will establish a fund of $12.0 million, from which awards of monetary relief, allocated as wages for tax purposes, may be made to eligible claimants in accordance with procedures set forth in the Consent Decree.  We recorded a pre-tax charge of $14.9 million ($9.2 million after-tax) related to the Lawsuit and Consent Decree.  The pre-tax charge includes $12.6 million of costs associated with the legal settlement and $2.3 million of legal fees associated with the defense of the case during the 13 weeks ended March 28, 2017.  The pre-tax charge was recorded in general and administrative expense in our unaudited condensed consolidated statements of income and comprehensive income.

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

(6)   Acquisitions

On December 28, 2016, we acquired four franchise restaurants in Florida and Georgia.  Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $16.5 million, net of cash acquired.  Two of the acquired restaurants are wholly-owned and the remaining two restaurants are majority-owned.  These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in ASC 805, Business Combinations ("ASC 805"). Based on a purchase price of $16.5 million, $4.5 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$179
Property and equipment	12,281
Goodwill	4,469
Current liabilities	(392)
$16,537

Pro forma results of operations and revenue and earnings for the 13 weeks ended March 28, 2017 have not been presented because the effect of the acquisitions was not material to our financial position, results of operations or cash flows.

(7)   Related Party Transactions

As of March 28, 2017 and March 29, 2016, we had 10 franchise restaurants owned in whole or part, by certain of our officers, directors and 5% stockholders of the Company.  For both of the 13 week periods ended March 28, 2017 and March 29, 2016, these entities paid us fees of approximately $0.5 million.  As disclosed in note 5, we are contingently liable on leases which are related to two of these restaurants.

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

The following table summarizes the nonvested stock and options that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	13 Weeks Ended
	March 28, 2017	March 29, 2016
Nonvested stock	—	38,180
Options	—	—
Total	—	38,180

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 28, 2017	March 29, 2016
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$34,313	$35,593
Basic EPS:
Weighted-average common shares outstanding	70,779	70,169
Basic EPS	$0.48	$0.51
Diluted EPS:
Weighted-average common shares outstanding	70,779	70,169
Dilutive effect of stock options and nonvested stock	555	595
Shares-diluted	71,334	70,764
Diluted EPS	$0.48	$0.50

(9)  Fair Value Measurements

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

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 28, 2017.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 28, 2017	December 27, 2016
Deferred compensation plan—assets	1	23,242	21,951
Deferred compensation plan—liabilities	1	(23,241)	(22,128)

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

At March 28, 2017 and December 27, 2016, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.  The fair value of our amended revolving credit facility at March 28, 2017 and December 27, 2016 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loan is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loan are as follows:

	March 28, 2017		December 27, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Installment loan—Level 2	$512	$552	$550	$599

(10)  Stock Repurchase Program

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

We did not repurchase any shares of common stock during the 13 week period ended March 28, 2017.  As of March 28, 2017, we had approximately $69.9 million remaining under our authorized stock repurchase program.  For the 13 week period ended March 29, 2016, we paid approximately $4.1 million to repurchase 114,700 shares of our common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us.  Words such as "anticipates," "expects,  " "intends,  " "plans,  "    "believes" "seeks,  " "estimates,  " "may,  " "will" and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  The section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 27, 2016, in Part II, Item 1A in this Form 10-Q and disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition.  You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 525 restaurants in 49 states and six foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 28, 2017, our 525 restaurants included:

•

441 "company restaurants," of which 423 were wholly-owned and 18 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 441 restaurants we owned and operated as of March 28, 2017, we operated 423 as Texas Roadhouse restaurants and operated 16 as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment.

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

We have contractual arrangements which grant us the right to acquire at pre-determined formulas the remaining equity interests in 16 of the 18 majority-owned company restaurants and 66 of the franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 28, 2017 and March 29, 2016 are referred to as Q1 2017 and Q1 2016, respectively.

Long-term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base.  Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

In Q1 2017, we opened six company restaurants while our franchise partners opened two restaurants.  We currently plan to open approximately 30 company restaurants in 2017 including approximately six Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open as many as seven, primarily international, Texas Roadhouse restaurants during 2017.

Our average capital investment for the 21 Texas Roadhouse restaurants opened during 2016, including pre‑opening expenses and a capitalized rent factor, was $5.0 million.  We expect our average capital investment for Texas Roadhouse restaurants opening in 2017 to be approximately $5.1 million.  For 2016, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the nine Bubba’s 33 restaurants opened during the year was $6.6 million.  We expect our average capital investment for Bubba’s 33 restaurants opening in 2017 to be approximately $6.5 million.

We remain focused on driving sales and managing restaurant investment costs in order to maintain our restaurant development in the future.  For 2017, we expect a slight increase in the average investment cost for Texas Roadhouse restaurants due to higher costs at one urban site in New Jersey.  Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to:  the square footage, layout, scope of required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a 10-year period.  In 2015, we amended our agreement in the Middle East to add one country to the territory.  In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines and Mexico.  We currently have 10 restaurants open in four countries in the Middle East, two restaurants open in Taiwan and two in the Philippines for a total of 14 restaurants in six foreign countries.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for a minority ownership in four non‑Texas Roadhouse restaurants, all of which are currently open. We continue to explore opportunities in other countries for international expansion. We may also look to acquire domestic franchise restaurants under terms favorable to us and our stockholders. In Q1 2017, we acquired four franchise restaurants located in Florida and Georgia for an aggregate purchase price of $16.5 million. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts domestically and/or internationally.

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

In 2008, our Board of Directors approved our first stock repurchase program.  From inception through March 28, 2017, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of March 28, 2017, $69.9 million remains authorized for stock repurchases.

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

Average Unit Volume.   Average unit volume represents the average quarterly or annual restaurant sales for company-owned restaurants open for a full six months before the beginning of the period measured excluding restaurants closed during the period.  Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average.  At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

Store Weeks.   Store weeks represent the number of weeks that our company-owned restaurants were open during the reporting period.

Restaurant Margin.  Restaurant margin (in dollars and as a percentage of restaurant sales) represents restaurant sales less operating costs, including cost of sales, labor, rent and other operating costs.  Depreciation and amortization expense, substantially all of which relates to restaurant-level assets, is excluded from restaurant operating costs and is shown separately as it represents a non-cash charge for the investment in our restaurants.  Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance.  Restaurant margin is not a measurement determined in accordance with U.S. generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations or other similarly titled measures of other companies.  Restaurant margin, as a percentage of restaurant sales, may fluctuate based on many factors, including, but not limited to, inflationary pressures, commodity costs and wage rates.  As such, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability as it provides additional insight on operating performance.

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

Franchise Royalties and Fees.   Franchise royalties consist of royalties, as defined in our franchise agreements, paid to us by domestic and international franchisees.  Domestic and/or international franchisees also typically pay an initial franchise fee for each new restaurant.  The terms of the international agreements may vary significantly from our domestic agreements.

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

Impairment and Closure Costs.  Impairment and closure costs include any impairment of long-lived assets, including goodwill, and expenses associated with the closure of a restaurant.  Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as lease costs associated with closed or relocated restaurants.

General and Administrative Expenses.   General and administrative expenses ("G&A") are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth including certain advertising costs incurred less amounts remitted by franchise restaurants.   Supervision and accounting fees received from certain franchise restaurants are offset against G&A.  G&A also includes legal fees, settlement charges and share-based compensation expense related to executive officers, support center employees and area managers, including market partners. The realized and unrealized holding gains and losses related to the investments in our deferred compensation plan, as well as offsetting compensation expense, are also recorded in G&A.

Interest Expense, Net.   Interest expense includes the cost of our debt or financing obligations including the amortization of loan fees, reduced by interest income and capitalized interest.  Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.   As of March 28, 2017 and March 29, 2016, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of March 28, 2017 and March 29, 2016, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at March 28, 2017 and March 29, 2016 included 18 and 16 majority-owned restaurants, respectively, all of which were open.

Q1 2017 Financial Highlights

Total revenue increased $52.1 million, or 10.1%, to $567.7 million in Q1 2017 compared to $515.6 million in Q1 2016 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Store weeks and comparable restaurant sales increased 8.0% and 3.1%, respectively, at company restaurants in Q1 2017.

Restaurant margin, as a percentage of restaurant sales, decreased to 19.9% in Q1 2017 compared to 20.1% in Q1 2016 primarily attributable to higher labor costs due to higher average wage rates and a change in our compensation structure.  Higher labor costs were partially offset by commodity deflation of approximately 2.4% driven by lower food costs, primarily beef.

Net income decreased $1.3 million, or 3.6%, to $34.3 million in Q1 2017 compared to $35.6 million in Q1 2016 primarily due to higher general and administrative expenses and higher depreciation costs partially offset by lower income tax expense.  General and administrative expenses were higher due to a pre-tax charge of $14.9 million ($9.2 million after-tax) related to a legal matter and its settlement.  This charge had a $0.13 impact on diluted earnings per share and a negative impact of 25.5% on diluted earnings per share growth in Q1 2017.  Diluted earnings per share decreased 4.4% to $0.48 from $0.50 in the prior year.

Results of Operations

	13 Weeks Ended
	March 28, 2017		March 29, 2016
	$	%	$	%
	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	563,320	99.2	511,284	99.2
Franchise royalties and fees	4,366	0.8	4,275	0.8
Total revenue	567,686	100.0	515,559	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	184,193	32.7	173,128	33.9
Labor	170,347	30.2	147,546	28.9
Rent	10,869	1.9	10,027	2.0
Other operating	85,660	15.2	77,612	15.2
(As a percentage of total revenue)
Pre-opening	4,740	0.8	4,825	0.9
Depreciation and amortization	22,596	4.0	19,539	3.8
Impairment and closure	11	NM	11	NM
General and administrative	40,248	7.1	30,060	5.8
Total costs and expenses	518,664	91.4	462,748	89.8
Income from operations	49,022	8.6	52,811	10.2
Interest expense, net	332	0.1	305	0.1
Equity income from investments in unconsolidated affiliates	(320)	(0.1)	(352)	(0.1)
Income before taxes	49,010	8.6	52,858	10.3
Provision for income taxes	12,987	2.3	15,857	3.1
Net income including noncontrolling interests	36,023	6.3	37,001	7.2
Net income attributable to noncontrolling interests	1,710	0.3	1,408	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	34,313	6.0	35,593	6.9

	13 Weeks Ended
	March 28, 2017		March 29, 2016
	$	%	$	%
(As a percentage of restaurant sales)
Restaurant margin ($ in thousands)	112,251	19.9	102,970	20.1
Restaurant margin $/store week	19,760		19,569

See page 18 for the definition of restaurant margin.

NM — Not meaningful

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 27, 2016	517	499	16	2
Company openings	6	6	—	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	1	1	—	—
Balance at March 28, 2017	525	507	16	2

Q1 2017 (13 weeks) compared to Q1 2016 (13 weeks)

Restaurant Sales.  Restaurant sales increased by 10.2% in Q1 2017 as compared to Q1 2016.  The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2017	Q1 2016
Company Restaurants:
Increase in store weeks	8.0%	8.3%
Increase in average unit volume	2.3%	4.1%
Other(1)	(0.1)%	(0.3)%
Total increase in restaurant sales	10.2%	12.1%

Store weeks	5,681	5,262
Comparable restaurant sales growth	3.1%	4.6%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	3.2%	4.6%
Average unit volume (in thousands)	$1,299	$1,271

Weekly sales by group:
Comparable restaurants (380 and 358 units, respectively)	$100,840	$98,156
Average unit volume restaurants (27 and 18 units, respectively)(2)	$87,331	$88,094
Restaurants less than six months old (16 and 21 units, respectively)	$103,316	$98,583

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

	Q1 2017	Q1 2016
Guest traffic counts	2.7%	3.2%
Per person average check	0.4%	1.4%
Comparable restaurant sales growth	3.1%	4.6%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q1 2017.

The increase in our per person average check for the periods presented were primarily driven by menu price increases taken in 2016 and 2015.  In 2016 and 2015, we increased menu prices in the fourth quarter by approximately 1.0% and approximately 2.0%, respectively.  These menu price increases were taken as a result of inflationary pressures, primarily commodities and/or labor.  In Q1 2017, average guest check did not increase in line with the menu price increase implemented as some guests shifted to lower menu price items and/or purchased fewer alcoholic and non-alcoholic beverages.  We currently plan to take an additional price increase of 0.5% in May 2017.

In 2017, we plan to open approximately 30 company restaurants, including approximately six Bubba’s 33 restaurants.  We opened six Texas Roadhouse restaurants in Q1 2017.  We have either begun construction or have sites under contract for purchase or lease for all of our expected 2017 openings.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.1 million, or by 2.1%, in Q1 2017 from Q1 2016.  The increase in Q1 2017 was primarily attributable to an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants.  The increase was partially offset by the loss of royalties associated with the acquisition of four franchise restaurants in Q1 2017 and a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.  Franchise comparable restaurant sales increased 3.0% in Q1 2017, which included an increase in domestic franchise comparable restaurant sales of 3.8%.  Franchise restaurant count activity is shown in the restaurant activity table above.  We anticipate that our existing franchise restaurant partners will open as many as seven, primarily international, Texas Roadhouse restaurants in 2017.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, decreased to 32.7% in Q1 2017 from 33.9% in Q1 2016.  This decrease was primarily attributable to commodity deflation and menu pricing actions, along with the benefit of operating efficiencies associated with process improvements at the restaurant level.  Commodity deflation of approximately 2.4% in Q1 2017 was driven by lower food costs, primarily beef.  Recent menu pricing actions are summarized in our discussion of restaurant sales above.

For 2017, we have fixed price contracts for approximately 60% of our overall food costs with the remainder subject to fluctuating market prices.  We expect 1.0% to 2.0% food cost deflation in 2017.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 30.2% in Q1 2017 compared to 28.9% in Q1 2016.  This increase was primarily attributable to higher average wage rates and a change in our compensation structure, as discussed below, partially offset by the benefit from the increase in average unit volume.

In 2016, the Department of Labor published changes related to the Fair Labor Standards Act ("FLSA") which resulted in changes to the threshold for overtime pay.  The changes were scheduled to go into effect on December 1, 2016, however, in late November a federal judge blocked the implementation of the changes.  Despite the injunction, we continued with the implementation of the changes to our overtime policies as originally planned.

In 2017, we anticipate our labor costs will be pressured by mid-single digit inflation due to increases in state-mandated minimum and tipped wages, as well as by the impact of changes in our compensation structure as discussed above.  We expect the changes to our compensation structure to increase our 2017 labor costs by $4.5 million to $5.5 million, which is included in our mid-single digit labor inflation guidance.  These increases may or may not be offset by additional menu price adjustments or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, decreased to 1.9% in Q1 2017 compared to 2.0% in Q1 2016.  The benefit from an increase in average unit volume was partially offset by an increase in rent expense, as a percentage of restaurant sales, related to newer restaurants.

Restaurant Other Operating Expenses.    Restaurant other operating expenses, as a percentage of restaurant sales, remained unchanged at 15.2% in Q1 2017 and Q1 2016.  In Q1 2017, an increase in average unit volume, lower costs associated with cleaning supplies and lower write-offs associated with the disposal of assets related to restaurant renovations were offset by higher third party gift card fees.  Higher third party gift card fees were primarily due to continued growth of our third-party gift card program.

Restaurant Pre-opening Expenses.  Pre-opening expenses decreased to $4.7 million in Q1 2017 from $4.8 million in Q1 2016.  The decrease was primarily due to the number of restaurants opened during the quarter compared to the prior year period and the timing of restaurant openings.  In Q1 2017, we opened six company restaurants compared to seven restaurants in Q1 2016.

Overall, we plan to open approximately 30 company-owned restaurants in 2017 which is consistent with the 30 company-owned restaurants in 2016.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.0% in Q1 2017 compared to 3.8% in Q1 2016.  This increase was primarily due to higher depreciation, as a percentage of revenue, at new restaurants and increased investment in short-lived assets, such as equipment.  This increase was partially offset by the benefit of an increase in average unit volume.

In 2017, we expect D&A, as a percentage of revenue, to continue to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2016 and 2017, along with an increase in the level of reinvestment in our existing restaurants.

General and Administrative Expenses.    G&A, as a percentage of total revenue, increased to 7.1% in Q1 2017 compared to 5.8% in Q1 2016.  This increase was primarily due to a pre-tax charge of $14.9 million ($9.2 million after-tax) related to legal fees and the settlement of a previously disclosed legal matter in March 2017.  Q1 2016 included a pre-tax charge of $5.5 million ($3.4 million after-tax) related to the settlement of a separate legal matter.

In Q1 2017, the pre-tax charge of $14.9 million, 2.6% as a percentage of total revenue, includes $12.6 million of costs associated with the legal settlement and $2.3 million of legal fees associated with the defense of the case during Q1 2017.  This charge had a $0.13 impact on diluted earnings per share in Q1 2017.   See note 5 for further discussion of these charges.

In Q1 2016, the pre-tax charge of $5.5 million, 1.1% as a percentage of total revenue, had a $0.05 impact on diluted earnings per share.

Interest Expense, Net.  Interest expense remained relatively unchanged at $0.3 million in both Q1 2017 and Q1 2016.

Income Tax Expense.  Our effective tax rate decreased to 26.5% in Q1 2017 compared to 30.0% in Q1 2016 primarily due to the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation.  As a result of the new guidance requirements, excess tax benefits and tax deficiencies from share-based compensation are recognized within the income tax provision.  During Q1 2017, we recognized $1.6 million, or $0.02 per share, as an income tax benefit.  For 2017, we expect the effective tax rate to be approximately 29.0% to 30.0%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 28, 2017	March 29, 2016
Net cash provided by operating activities	$94,337	$64,888
Net cash used in investing activities	(52,591)	(34,179)
Net cash (used in) provided by financing activities	(17,178)	5,949
Net increase in cash and cash equivalents	$24,568	$36,658

Net cash provided by operating activities was $94.3 million in Q1 2017 compared to $64.9 million in Q1 2016.  This increase was primarily due to an increase in working capital.  The increase in working capital was attributed to an increase in cash flows related to a change in the payment timing of accrued wages along with an increase in other accrued liabilities and accounts receivable partially offset by the change in deferred revenue related to gift cards. Cash flow from operations was also impacted by a $14.9 million ($9.2 million after-tax) charge related to legal fees and the settlement of a previously disclosed legal matter, which was offset by an increase in comparable restaurant sales at existing restaurants, the continued opening of new restaurants and lower commodity inflation, primarily beef.  See note 5 in the unaudited condensed consolidated financial statements for further discussion of the legal charge.

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

Net cash used in investing activities was $52.6 million in Q1 2017 compared to $34.2 million in Q1 2016.  The increase was primarily due to the acquisition of four franchise restaurants in Q1 2017 for a purchase price of $16.5 million, along with an increase in capital expenditures.  The increase in capital expenditures was due to increased spending related to new restaurant openings partially offset by decreased spending related to the refurbishment of existing restaurants such as remodeling, room additions, parking expansions, and other general maintenance.

We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of March 28, 2017, we had developed 140 of the 441 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants (in thousands):

	Q1 2017	Q1 2016
New company restaurants	$27,418	$22,894
Refurbishment of existing restaurants(1)	8,645	11,285
Total capital expenditures	$36,063	$34,179

Restaurant-related repairs and maintenance expense(2)	$5,937	$5,075

(1)	Includes minimal capital expenditures related to the support center office.
(2)	These amounts were recorded as an expense as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2017, we expect our capital expenditures to be approximately $170.0 million, the majority of which will relate to planned restaurant openings, including approximately 30 restaurant openings in 2017.  These amounts exclude any cash used for franchise acquisitions.  In Q1 2017, we acquired four franchise restaurants for an aggregate purchase price of $16.5 million.  See note 6 in the Condensed Consolidated Financial Statements for further discussion of this acquisition.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility.  For 2017, we anticipate net cash provided by operating activities will exceed capital expenditures.  We currently anticipate this excess will be used to pay dividends, as approved by our Board of Directors, repurchase common stock, and/or repay borrowings under our amended revolving credit facility.

Net cash used in financing activities was $17.2 million in Q1 2017 compared to cash provided of $5.9 million in Q1 2016.  The decrease is due to borrowings on our amended revolving credit facility that occurred in Q1 2016 and an increase in dividends paid and shares withheld for taxes related to share-based compensation.  These decreases were partially offset by a decrease in spending in share repurchases, along with proceeds from noncontrolling interest contributions.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  During Q1 2017, we made no share repurchases and had approximately $69.9 million remaining under our authorized stock repurchase program as of March 28, 2017.

On February 16, 2017, our Board of Directors authorized the payment of a cash dividend of $0.21 per share of common stock.  The payment of this dividend totaling $14.9 million was distributed on March 31, 2017 to shareholders of record at the close of business on March 15, 2017.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of March 28, 2017.

We paid distributions of $1.0 million to equity holders of 14 of our 18 majority-owned company restaurants in Q1 2017.  In Q1 2016, we paid $1.2 million to equity holders of 15 of our 16 majority-owned company restaurants.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted‑average interest rate for the amended revolving credit facility at March 28, 2017 and December 27, 2016 was 1.82% and 1.57%, respectively.  At March 28, 2017, we had $50.0 million outstanding under the amended revolving credit facility and $142.9 million of availability, net of $7.1 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 15% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all financial covenants as of March 28, 2017.

At March 28, 2017, in addition to the amounts outstanding on our amended revolving credit facility, we had one other note payable totaling $0.5 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant and is subject to certain prepayment penalties. Our total weighted-average effective interest rate at March 28, 2017 was 1.91%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 28, 2017 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$52,508	$172	50,368	28	$1,940
Interest(1)	7,225	1,181	1,030	505	4,509
Operating lease obligations	787,542	42,361	84,658	83,270	577,253
Capital obligations	152,359	152,359	—	—	—
Total contractual obligations(2)	$999,634	$196,073	$136,056	$83,803	$583,702

(1)

Uses interest rates as of March 28, 2017 for our variable rate debt. We assumed $50.0 million remains outstanding on the amended revolving credit facility until the expiration date.  We calculated interest rate payments on the amended revolving credit facility using an interest rate of 1.82%, which was the interest rate associated with our amended revolving credit facility at March 28, 2017.  We assumed a constant rate until maturity for our fixed rate debt.

(2)	Unrecognized tax benefits under Accounting Standards Codification 740 are immaterial and, therefore, are excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year.  See note 5 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any material off-balance sheet arrangements.

Guarantees

As of March 28, 2017 and December 27, 2016, we are contingently liable for $16.2 million and $16.4 million, respectively, for seven leases, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 28, 2017 and December 27, 2016 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

(2)	As discussed in note 7, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

Recently Issued Accounting Standards

Revenue Recognition

(Accounting Standards Update 2014‑09, "ASU 2014‑09")

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year), including interim periods within those annual periods, with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. Additionally, on December 21, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief and clarifies the scope and application of the new revenue standard and related cost guidance.  The standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  We are continuing to evaluate the impact the adoption of this standard will have on the recognition of breakage income from our gift card program and initial fees from franchisees as well as which adoption method will be used.  We are also evaluating whether the standard will have an impact on transactions currently not included in our revenues such as advertising contributions received from our franchisees.

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

We had operating leases with remaining rental payments of approximately $787.5 million as of March 28, 2017.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.  While we are still in the process of assessing the impact of this new standard on our condensed consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated balance sheets due to the recognition of the right-of-use asset and lease liability related to operating leases.  While the new standard is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, we do not presently believe there will be a material impact on our consolidated statements of income and comprehensive income or our consolidated statement of cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At March 28, 2017, we had $50.0 million outstanding under the amended revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  The interest rate on our amended revolving credit facility at March 28, 2017 was 1.82%. We had one other note payable totaling $0.5 million with a fixed interest rate of 10.46%.  Should interest rates based on this variable rate borrowing increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 28, 2017.

Changes in internal control

During the fiscal year ended December 27, 2016, the Company implemented a new general ledger and accounting system to support the majority of our accounting activities and enhance business information.  During the quarter ended March 28, 2017, we implemented the fixed asset module.  As a result, changes to processes and procedures occurred that affected the Company’s internal control over financial reporting.  While management believes the Company’s internal control over financial reporting for affected processes and procedures is effective, management will continue to evaluate and monitor these changes and assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year.

Except for the changes noted above, there were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2017 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 30, 2011, the U.S. Equal Employment Opportunity Commission ("EEOC") filed a lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732 (the "Lawsuit"). The Lawsuit alleged that applicants age 40 and over were denied employment by us at company owned or managed restaurants in bartender, host, server and server assistant positions due to their age, in violation of the Age Discrimination in Employment Act of 1967, as amended.   The EEOC sought injunctive relief, remedial actions, payment of damages to the applicants, and costs.  We denied liability.  A jury trial began on January 9, 2017 and culminated in the declaration of a mistrial on February 3, 2017, after the jury was unable to reach a unanimous verdict.  A second trial was scheduled for May 2017.

As previously reported on the Current Report on Form 8-K filed with the SEC on April 4, 2017, we and the EEOC entered into a consent decree dated March 31, 2017 (the "Consent Decree") to settle the Lawsuit in the United States District Court, District of Massachusetts.  The Consent Decree resolves the issues litigated in the Lawsuit.  Under the Consent Decree, among other terms, we will establish a fund of $12.0 million, from which awards of monetary relief, allocated as wages for tax purposes, may be made to eligible claimants in accordance with procedures set forth in the Consent Decree.  This description is a summary and does not purport to be a complete description of the Consent Decree. It is qualified in its entirety by reference to the Consent Decree, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

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

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 27, 2016, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 27, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $69.9 million remained outstanding at March 28, 2017. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  We did not repurchase any shares of common stock during the 13 weeks ended March 28, 2017.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On May 2, 2017, James R. Ramsey, a member of the Board of Directors of Texas Roadhouse, Inc. (the "Company"), notified the Company of his decision to withdraw his name from nomination for re-election as a director at the Company’s 2017 Annual Shareholder Meeting to be held on May 18, 2017.  Dr. Ramsey did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Consent Decree dated March 31, 2017, among Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. and the EEOC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2017 (File No. 000-50972))

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

TEXAS ROADHOUSE, INC.

Date: May 4, 2017	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: May 4, 2017	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
President, Chief Financial Officer
(principal financial officer)
(chief accounting officer)