Form 10-Q
period 2017-06-27
Texas Roadhouse, Inc.
filed 2017-08-04
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares of common stock outstanding were 71,031,612 on July 26, 2017.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 27, 2017	December 27, 2016
Assets
Current assets:
Cash and cash equivalents	$116,508	$112,944
Receivables, net of allowance for doubtful accounts of $52 at June 27, 2017 and $33 at December 27, 2016	29,295	56,127
Inventories, net	15,439	16,088
Prepaid income taxes	—	954
Prepaid expenses	11,170	12,150
Deferred tax assets, net	—	1,996
Total current assets	172,412	200,259
Property and equipment, net of accumulated depreciation of $493,506 at June 27, 2017 and $457,102 at December 27, 2016	868,668	830,054
Goodwill	121,040	116,571
Intangible assets, net of accumulated amortization of $12,214 at June 27, 2017 and $11,753 at December 27, 2016	3,161	3,622
Other assets	34,000	29,465
Total assets	$1,199,281	$1,179,971
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligation under capital lease	$176	$167
Accounts payable	52,061	50,789
Deferred revenue-gift cards	78,779	129,558
Accrued wages	29,121	26,039
Income taxes payable	6,300	—
Accrued taxes and licenses	20,906	19,698
Dividends payable	14,915	13,418
Other accrued liabilities	43,950	39,858
Total current liabilities	246,208	279,527
Long-term debt and obligation under capital lease, excluding current maturities	52,291	52,381
Stock option and other deposits	7,976	7,491
Deferred rent	38,945	36,103
Deferred tax liabilities, net	6,520	12,268
Other liabilities	37,920	33,959
Total liabilities	389,860	421,729
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 71,027,174 and 70,619,737 shares issued and outstanding at June 27, 2017 and December 27, 2016, respectively)	71	71
Additional paid-in-capital	224,725	219,626
Retained earnings	572,743	530,723
Accumulated other comprehensive loss	(151)	(194)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	797,388	750,226
Noncontrolling interests	12,033	8,016
Total equity	809,421	758,242
Total liabilities and equity	$1,199,281	$1,179,971

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2017	June 28, 2016	June 27, 2017	June 28, 2016
Revenue:
Restaurant sales	$562,160	$504,630	$1,125,480	$1,015,914
Franchise royalties and fees	4,102	4,178	8,468	8,453
Total revenue	566,262	508,808	1,133,948	1,024,367
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	185,171	171,551	369,364	344,679
Labor	174,585	150,014	344,932	297,560
Rent	11,112	10,184	21,981	20,211
Other operating	84,837	75,887	170,497	153,499
Pre-opening	5,014	4,411	9,754	9,236
Depreciation and amortization	23,106	20,238	45,702	39,777
Impairment and closure	—	30	11	41
General and administrative	28,223	26,711	68,471	56,771
Total costs and expenses	512,048	459,026	1,030,712	921,774
Income from operations	54,214	49,782	103,236	102,593
Interest expense, net	379	309	711	614
Equity income from investments in unconsolidated affiliates	(470)	(475)	(790)	(827)
Income before taxes	54,305	49,948	$103,315	$102,806
Provision for income taxes	15,126	15,087	28,113	30,944
Net income including noncontrolling interests	39,179	34,861	$75,202	$71,862
Less: Net income attributable to noncontrolling interests	1,598	1,256	3,308	2,664
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$37,581	$33,605	$71,894	$69,198
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives, net of tax of ($-), ($-), ($-) and ($18), respectively	—	—	—	27
Foreign currency translation adjustment, net of tax of ($14), $20, ($27) and $26, respectively	22	(29)	43	(40)
Total other comprehensive income (loss), net of tax	22	(29)	43	(13)
Total comprehensive income	$37,603	$33,576	$71,937	$69,185
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.53	$0.48	$1.01	$0.98
Diluted	$0.53	$0.47	$1.01	$0.98
Weighted average shares outstanding:
Basic	70,973	70,368	70,876	70,269
Diluted	71,437	70,876	71,398	70,840
Cash dividends declared per share	$0.21	$0.19	$0.42	$0.38

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 27, 2016	70,619,737	$71	$219,626	$530,723	$(194)	$750,226	$8,016	$758,242
Net income	—	—	—	71,894	—	71,894	3,308	75,202
Other comprehensive income, net	—	—	—	—	43	43	—	43
Noncontrolling interests contribution	—	—	—	—	—	—	3,457	3,457
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,748)	(2,748)
Dividends declared and paid ($0.21 per share)	—	—	—	(14,890)	—	(14,890)	—	(14,890)
Dividends declared ($0.21 per share)	—	—	—	(14,915)	—	(14,915)	—	(14,915)
Shares issued under share-based compensation plans	597,172	1	1,290	—	—	1,291	—	1,291
Indirect repurchase of shares for minimum tax withholdings	(189,735)	(1)	(8,625)	—	—	(8,626)	—	(8,626)
Cumulative effect of change in accounting principle	—	—	69	(69)	—	—	—	—
Share-based compensation	—	—	12,365	—	—	12,365	—	12,365
Balance, June 27, 2017	71,027,174	$71	$224,725	$572,743	$(151)	$797,388	$12,033	$809,421

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 27, 2017	June 28, 2016
Cash flows from operating activities:
Net income including noncontrolling interests	$75,202	$71,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,702	39,777
Deferred income taxes	(3,780)	(3,395)
Loss on disposition of assets	2,339	2,696
Equity income from investments in unconsolidated affiliates	(790)	(827)
Distributions of income received from investments in unconsolidated affiliates	370	998
Provision for doubtful accounts	19	35
Share-based compensation expense	12,365	11,703
Changes in operating working capital:
Receivables	26,814	24,285
Inventories	819	1,190
Prepaid expenses	980	1,427
Other assets	(4,046)	(1,915)
Accounts payable	(744)	(4,705)
Deferred revenue—gift cards	(51,170)	(39,499)
Accrued wages	3,083	(10,089)
Excess tax benefits from share-based compensation	—	(2,193)
Prepaid income taxes and income taxes payable	7,254	10,941
Accrued taxes and licenses	1,208	276
Other accrued liabilities	5,883	6,074
Deferred rent	2,842	2,220
Other liabilities	3,958	3,207
Net cash provided by operating activities	128,308	114,068
Cash flows from investing activities:
Capital expenditures—property and equipment	(73,637)	(69,159)
Acquisition of franchise restaurants, net of cash acquired	(16,528)	—
Net cash used in investing activities	(90,165)	(69,159)
Cash flows from financing activities:
Proceeds from revolving credit facility, net	—	25,000
Proceeds from noncontrolling interest contribution	3,457	—
Repurchase of shares of common stock	—	(4,110)
Distributions to noncontrolling interest holders	(2,748)	(2,487)
Excess tax benefits from share-based compensation	—	2,193
Proceeds from stock option and other deposits, net	436	285
Indirect repurchase of shares for minimum tax withholdings	(8,626)	(6,337)
Principal payments on long-term debt and capital lease obligation	(81)	(71)
Proceeds from exercise of stock options	1,291	1,866
Dividends paid to shareholders	(28,308)	(25,277)
Net cash used in financing activities	(34,579)	(8,938)
Net increase in cash and cash equivalents	3,564	35,971
Cash and cash equivalents—beginning of period	112,944	59,334
Cash and cash equivalents—end of period	$116,508	$95,305
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$588	$499
Income taxes paid	$24,638	$23,398
Capital expenditures included in current liabilities	$6,110	$3,710

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of June 27, 2017 and December 27, 2016 and for the 13 and 26 weeks ended June 27, 2017 and June 28, 2016.

As of June 27, 2017, we owned and operated 448 restaurants and franchised an additional 84 restaurants in 49 states and six foreign countries.  Of the 448 company-owned restaurants that were operating at June 27, 2017, 430 were wholly-owned and 18 were majority-owned.

As of June 28, 2016, we owned and operated 415 restaurants and franchised an additional 84 restaurants in 49 states and five foreign countries.  Of the 415 company-owned restaurants that were operating at June 28, 2016, 399 were wholly-owned and 16 were majority-owned.

As of June 27, 2017 and June 28, 2016, we owned 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of June 27, 2017 and June 28, 2016, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 and 26 weeks ended June 27, 2017 are not necessarily indicative of the results that may be expected for the year ending December 26, 2017.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2016.

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

The following table summarizes the share-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2017	June 28, 2016	June 27, 2017	June 28, 2016
Labor expense	$1,739	$1,507	$3,433	$2,906
General and administrative expense	4,408	4,408	8,932	8,797
Total share-based compensation expense	$6,147	$5,915	$12,365	$11,703

Effective December 28, 2016, we adopted Accounting Standards Update No. 2016-09, Compensation – Stock Compensation ("ASU 2016-09") which amends and simplifies the accounting for stock compensation.  As a result of the adoption of ASU 2016-09, we made a change in our accounting for forfeitures to record as they occur and, as a result, we recorded a $0.1 million cumulative-effect reduction to retained earnings under the modified retrospective approach.  We elected the prospective transition for the requirement to classify excess tax benefits as an operating activity.  No prior periods have been adjusted.  Additionally, as a result of the new guidance requirements, on a prospective basis, all excess tax benefits and tax deficiencies are recognized within the income tax provision in the income statement in the period in which the restricted shares vest or options are exercised.  See note 4 for further discussion.

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting RSUs as a form of share-based compensation.  Prior to 2008, we issued stock options as share-based compensation to our employees.  Beginning in 2015, we began granting PSUs to two of our executives.  An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. A PSU is the conditional right to receive one share of common stock upon meeting defined performance obligations along with the satisfaction of the vesting requirement.  Share-based compensation activity by type of grant as of June 27, 2017 and changes during the 26 weeks then ended are presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 27, 2016	919,463	$37.06
Granted	239,416	46.17
Forfeited	(27,870)	37.47
Vested	(316,078)	37.48
Outstanding at June 27, 2017	814,931	$39.55	1.2	$41,588

As of June 27, 2017, with respect to unvested RSUs, there was $17.9 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.2 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 26 weeks ended June 27, 2017 and June 28, 2016 was $14.6 million and $13.0 million, respectively.  The excess tax benefit, which was recognized within the income tax provision, associated with vested RSUs was $1.0 million for the 26 weeks ended June 27, 2017.  The excess tax benefit associated with vested RSUs for the 26 weeks ended June 28, 2016 was $0.9 million which was recorded in additional paid-in-capital in the unaudited condensed consolidated balance sheets.

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

On November 19, 2015, we granted PSUs with a grant date fair value of approximately $3.9 million based on the grant date price per share of $34.11.  On January 8, 2017, 188,237 shares vested related to this PSU grant and were distributed during the 13 weeks ended March 28, 2017.  On November 9, 2016, we granted PSUs with a grant date fair value of $4.6 million based on a grant date price per share of $39.88.  As of June 27, 2017, with respect to unvested PSUs, there was $2.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of six months.  Any distribution of vested PSUs as common stock related to the November 9, 2016 grants will occur in the first quarter of 2018.  For the 26 weeks ended June 27, 2017, the excess tax benefit, recognized within the income tax provision, associated with vested PSUs was $0.8 million.

Summary Details for Stock Options

		Weighted-	Weighted-Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 27, 2016	118,073	$13.57
Granted	—	—
Cancelled/Expired	(2,650)	15.73
Exercised	(92,857)	13.91
Outstanding at June 27, 2017	22,566	$11.91	0.3	$882
Exercisable at June 27, 2017	22,566	$11.91	0.3	$882

No stock options vested during the 26 weeks ended June 27, 2017 or June 28, 2016.  For the 26 weeks ended June 27, 2017 and June 28, 2016, the total intrinsic value of options exercised was $3.1 million and $4.6 million, respectively.

For the 26 weeks ended June 27, 2017 and June 28, 2016, cash received before tax withholdings from options exercised was $1.3 million and $1.9 million, respectively.  The excess tax benefit, recognized within the income tax provision, associated with options exercised was $0.8 million for the 26 weeks ended June 27, 2017.  The excess tax benefit for the 26 weeks ended June 28, 2016 was $1.3 million which was recorded in additional paid-in-capital in the unaudited condensed consolidated balance sheets.

(3)   Long-term Debt and Obligation Under Capital Lease

Long-term debt consisted of the following:

	June 27,	December 27,
	2017	2016
Installment loan, due 2020	$472	$550
Obligation under capital lease	1,995	1,998
Revolver	50,000	50,000
	52,467	52,548
Less current maturities	176	167
	$52,291	$52,381

The interest rate for our installment loan outstanding at both June 27, 2017 and December 27, 2016 was 10.46%.  The debt is secured by certain land and building assets and is subject to certain prepayment penalties.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted-average interest rate for the amended revolving credit facility at June 27, 2017 and December 27, 2016 was 2.08% and 1.57%, respectively. At June 27, 2017, we had $50.0 million outstanding under the amended revolving credit facility and $142.9 million of availability, net of $7.1 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  Our amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  We were in compliance with all financial covenants as of June 27, 2017.

(4)     Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 26 weeks ended June 27, 2017 and June 28, 2016 is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2017	June 28, 2016	June 27, 2017	June 28, 2016
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.4	3.5	3.4	3.5
FICA tip tax credit	(7.2)	(6.5)	(7.1)	(6.8)
Work opportunity tax credit	(0.8)	(0.9)	(0.8)	(0.8)
Stock compensation	(1.8)	—	(2.5)	—
Net income attributable to noncontrolling interests	(1.1)	(0.9)	(1.1)	(0.9)
Other	0.4	—	0.3	0.1
Total	27.9%	30.2%	27.2%	30.1%

As a result of the adoption of ASU 2016-09, excess tax benefits and tax deficiencies from share-based compensation are recognized within the income tax provision in the period in which the restricted shares vest or options are exercised.  During the 13 weeks ended June 27, 2017, we recognized $1.0 million as an income tax benefit, which resulted in a 1.8% impact on the tax rate.  During the 26 weeks ended June 27, 2017, we recognized $2.6 million as an income tax benefit, which resulted in a 2.5% impact on the tax rate.  Prior to the adoption of ASU 2016-09, excess tax benefits and deficiencies were recognized in additional paid-in capital in the unaudited condensed consolidated balance sheets.

During the first quarter of 2017, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which required deferred tax assets and liabilities to be classified as noncurrent on our condensed consolidated balance sheet.  We adopted ASU 2015-17 on a prospective basis.

(5)Commitments and Contingencies

The estimated cost of completing capital project commitments at June 27, 2017 and December 27, 2016 was approximately $144.6 million and $157.5 million, respectively.

As of June 27, 2017 and December 27, 2016, we were contingently liable for $16.0 million and $16.4 million, respectively, for seven leases, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 27, 2017 and December 27, 2016 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2019
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2019
Irving, Texas (3)	December 2013	December 2019
Louisville, Kentucky (3)(4)	December 2013	November 2023

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

During the 13 and 26 weeks ended June 27, 2017, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

We and the U.S. Equal Employment Opportunity Commission entered into a consent decree dated March 31, 2017 (the "Consent Decree") to settle the lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732 (the "Lawsuit").  The Consent Decree resolves the issues litigated in the Lawsuit.  Under the Consent Decree, among other terms, we have established a fund of $12.0 million, from which awards of monetary relief, allocated as wages for tax purposes, may be made to eligible claimants in accordance with procedures set forth in the Consent Decree.  We recorded a pre-tax charge of $14.9 million ($9.2 million after-tax) related to the Lawsuit and Consent Decree.  The pre-tax charge includes $12.6 million of costs associated with the legal settlement and $2.3 million of legal fees associated with the defense of the case during the 13 weeks ended March 28, 2017.  The pre-tax charge was recorded in general and administrative expense in our unaudited condensed consolidated statements of income and comprehensive income.

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

The purchase price has been preliminarily allocated as follows:

Current assets	$170
Property and equipment	12,281
Goodwill	4,469
Current liabilities	(392)
$16,528

Pro forma results of operations and revenue and earnings for the 26 weeks ended June 27, 2017 have not been presented because the effect of the acquisitions was not material to our financial position, results of operations or cash flows.

(7)   Related Party Transactions

As of June 27, 2017 and June 28, 2016, we had 10 franchise restaurants owned in whole or part, by certain of our officers, directors and 5% stockholders of the Company.  For both of the 13 week periods ended June 27, 2017 and June 28, 2016, these entities paid us fees of approximately $0.5 million. For the 26 week periods ended June 27, 2017 and June 28, 2016, these entities paid us fees of approximately $1.1 million and $1.0 million, respectively.   As disclosed in note 5, we are contingently liable on leases which are related to two of these restaurants.

(8)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options  and RSUs outstanding from our equity incentive plans as discussed in note 2.

For the 13 week period ended June 27, 2017, there were 17,691 shares of nonvested stock that were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  There were no shares of nonvested stock that had an anti-dilutive effect during the 13 week period ended June 28, 2016.  For the 26 week periods ended June 27, 2017 and June 28, 2016, there were 31,136 and 8,749 shares of nonvested stock, respectively, that had an anti-dilutive effect.  For all periods presented, there were no outstanding options that had an anti-dilutive effect.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2017	June 28, 2016	June 27, 2017	June 28, 2016
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$37,581	$33,605	$71,894	$69,198
Basic EPS:
Weighted-average common shares outstanding	70,973	70,368	70,876	70,269
Basic EPS	$0.53	$0.48	$1.01	$0.98
Diluted EPS:
Weighted-average common shares outstanding	70,973	70,368	70,876	70,269
Dilutive effect of stock options and nonvested stock	464	508	522	571
Shares-diluted	71,437	70,876	71,398	70,840
Diluted EPS	$0.53	$0.47	$1.01	$0.98

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

There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 27, 2017.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 27, 2017	December 27, 2016
Deferred compensation plan—assets	1	25,303	21,951
Deferred compensation plan—liabilities	1	(25,275)	(22,128)

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the amounts of the rabbi trust in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on quoted market prices.  The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income.

At June 27, 2017 and December 27, 2016, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.  The fair value of our amended revolving credit facility at June 27, 2017 and December 27, 2016 approximated its carrying value since it is a variable rate credit facility (Level 2).  The fair value of our installment loan is estimated based on the current rates offered to us for instruments of similar terms and maturities. The carrying amounts and related estimated fair values for our installment loan are as follows:

	June 27, 2017		December 27, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Installment loan—Level 2	$472	$550	$550	$599

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

We did not repurchase any shares of common stock during the 13 and 26 week periods ended June 27, 2017.  As of June 27, 2017, we had approximately $69.9 million remaining under our authorized stock repurchase program.  For the 13 week period ended June 28, 2016, we did not repurchase any shares of common stock.  For the 26 week period ended June 28, 2016, we paid approximately $4.1 million to repurchase 114,700 shares of our common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  The section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 27, 2016, in Part II, Item 1A in this Form 10-Q and disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition.  You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 532 restaurants in 49 states and six foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 27, 2017, our 532 restaurants included:

•

448 "company restaurants," of which 430 were wholly-owned and 18 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 448 restaurants we owned and operated as of June 27, 2017, we operated 428 as Texas Roadhouse restaurants and operated 18 as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment.

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

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 27, 2017 and June 28, 2016 are referred to as Q2 2017 and Q2 2016, respectively.  The 26 weeks ended June 27, 2017 and June 28, 2016 are referred to as 2017 YTD and 2016 YTD, respectively.

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

In 2017 YTD, we opened 13 company restaurants while our franchise partners opened two restaurants.  We currently plan to open 27 to 29 company restaurants in 2017 including approximately four Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open as many as seven, primarily international, Texas Roadhouse restaurants during 2017.

Our average capital investment for the 21 Texas Roadhouse restaurants opened during 2016, including pre‑opening expenses and a capitalized rent factor, was $5.0 million.  We expect our average capital investment for Texas Roadhouse restaurants opening in 2017 to be approximately $5.2 million.  For 2016, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the nine Bubba’s 33 restaurants opened during the year was $6.6 million.  We expect our average capital investment for Bubba’s 33 restaurants opening in 2017 to be approximately $6.3 million.

We remain focused on driving sales and managing restaurant investment costs to maintain our restaurant development in the future.  Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to:  the square footage, layout, scope of required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location.

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a 10-year period.  In 2015, we amended our agreement in the Middle East to add one country to the territory.  In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines, Mexico and China.  We currently have 10 restaurants open in four countries in the Middle East, two restaurants open in Taiwan and two in the Philippines for a total of 14 restaurants in six foreign countries.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for a minority ownership in four non‑Texas Roadhouse restaurants, all of which are currently open. We continue to explore opportunities in other countries for international expansion. We may also look to acquire domestic franchise restaurants under terms favorable to us and our stockholders. In Q1 2017, we acquired four franchise restaurants located in Florida and Georgia for an aggregate purchase price of $16.5 million. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts domestically and/or internationally.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant-level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience.  In addition to restaurant margin, as a percentage of restaurant sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality.  To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats in certain restaurants.

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information and accounting systems, real estate, human resources, legal, marketing, international and restaurant operations, including the development of new concepts.  Our goal is for general and administrative costs to increase at a slower growth rate than our revenue. Whether we can leverage our infrastructure in future years will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On May 18, 2017, our Board of Directors declared a quarterly dividend of $0.21 per share of common stock.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  From inception through June 27, 2017, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of June 27, 2017, $69.9 million remains authorized for stock repurchases.

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

Franchise Royalties and Fees.   Franchise royalties consist of royalties, as defined in our franchise agreements, paid to us by domestic and international franchisees.  Domestic and/or international franchisees also typically pay an initial franchise fee for each new restaurant or territory.  The terms of the international agreements may vary significantly from our domestic agreements.

Restaurant Cost of Sales.   Restaurant cost of sales consists of food and beverage costs of which approximately 50% relates to beef costs.

Restaurant Labor Expenses.   Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit-sharing incentive compensation expenses earned by our restaurant managing partners and market partners. These profit-sharing expenses are reflected in restaurant other operating expenses.  Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

Restaurant Rent Expense.   Restaurant rent expense includes all rent, except pre-opening rent, associated with the leasing of real estate and includes base, percentage and straight-line rent expense.

Restaurant Other Operating Expenses.   Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, local store advertising, repairs and maintenance, equipment rent, property taxes, credit card and gift card fees and general liability insurance offset by gift card breakage income. Profit-sharing incentive compensation expenses earned by our restaurant managing partners and market partners are also included in restaurant other operating expenses.

Pre-opening Expenses.   Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new restaurant and are comprised principally of opening team and training team compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses.  On average, over 70% of total pre-opening costs incurred per restaurant opening relate to the hiring and training of employees.  Pre-opening costs vary by location depending on many factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants.

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

Equity Income from Unconsolidated Affiliates.   As of June 27, 2017 and June 28, 2016, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of June 27, 2017 and June 28, 2016, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at June 27, 2017 and June 28, 2016 included 18 and 16 majority-owned restaurants, respectively, all of which were open.

Q2 2017 Financial Highlights

Total revenue increased $57.5 million, or 11.3%, to $566.3 million in Q2 2017 compared to $508.8 million in Q2 2016 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Store weeks and comparable restaurant sales increased 7.9% and 4.0%, respectively, at company restaurants in Q2 2017.

Restaurant margin increased $9.5 million to $106.5 million in Q2 2017 compared to $97.0 million in Q2 2016 while restaurant margin, as a percentage of restaurant sales, decreased to 18.9% in Q2 2017 compared to 19.2% in Q2 2016.  The decrease in restaurant margin, as a percentage of restaurant sales, was primarily due to higher labor costs as a result of higher average wage rates and a change in our compensation structure.  Higher labor costs were partially offset by commodity deflation of approximately 1.9% driven by lower food costs, primarily beef.

Net income increased $4.0 million, or 11.8%, to $37.6 million in Q2 2017 compared to $33.6 million in Q2 2016 primarily due to an increase in restaurant margin dollars, partially offset by higher depreciation costs and higher general and administrative expense.  Diluted earnings per share increased in Q2 2017 by 11.0% to $0.53 from $0.47 in Q2 2016.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 27, 2017		June 28, 2016		June 27, 2017		June 28, 2016
	$	%	$	%	$	%	$	%
	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	562,160	99.3	504,630	99.2	1,125,480	99.3	1,015,914	99.2
Franchise royalties and fees	4,102	0.7	4,178	0.8	8,468	0.7	8,453	0.8
Total revenue	566,262	100.0	508,808	100.0	1,133,948	100.0	1,024,367	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	185,171	32.9	171,551	34.0	369,364	32.8	344,679	33.9
Labor	174,585	31.1	150,014	29.7	344,932	30.6	297,560	29.3
Rent	11,112	2.0	10,184	2.0	21,981	2.0	20,211	2.0
Other operating	84,837	15.1	75,887	15.0	170,497	15.1	153,499	15.1
(As a percentage of total revenue)
Pre-opening	5,014	0.9	4,411	0.9	9,754	0.9	9,236	0.9
Depreciation and amortization	23,106	4.1	20,238	4.0	45,702	4.0	39,777	3.9
Impairment and closure	—	NM	30	NM	11	NM	41	NM
General and administrative	28,223	5.0	26,711	5.2	68,471	6.0	56,771	5.5
Total costs and expenses	512,048	90.4	459,026	90.2	1,030,712	90.9	921,774	90.0
Income from operations	54,214	9.6	49,782	9.8	103,236	9.1	102,593	10.0
Interest expense, net	379	0.1	309	0.1	711	0.1	614	0.1
Equity income from investments in unconsolidated affiliates	(470)	(0.1)	(475)	(0.1)	(790)	(0.1)	(827)	(0.1)
Income before taxes	54,305	9.6	49,948	9.8	103,315	9.1	102,806	10.0
Provision for income taxes	15,126	2.7	15,087	3.0	28,113	2.5	30,944	3.0
Net income including noncontrolling interests	39,179	6.9	34,861	6.9	75,202	6.6	71,862	7.0
Net income attributable to noncontrolling interests	1,598	0.3	1,256	0.2	3,308	0.3	2,664	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	37,581	6.6	33,605	6.6	71,894	6.3	69,198	6.8

	13 Weeks Ended				26 Weeks Ended
	June 27, 2017		June 28, 2016		June 27, 2017		June 28, 2016
	$	%	$	%	$	%	$	%
(As a percentage of restaurant sales)
Restaurant margin ($ in thousands)	106,455	18.9	96,994	19.2	218,706	19.4	199,965	19.7
Restaurant margin $/store week	18,434		18,130		19,091		18,843

See page 18 for the definition of restaurant margin.

NM — Not meaningful

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 27, 2016	517	499	16	2
Company openings	13	11	2	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	1	1	—	—
Balance at June 27, 2017	532	512	18	2

Q2 2017 (13 weeks) compared to Q2 2016 (13 weeks) and 2017 YTD (26 weeks) compared to 2016 YTD (26 weeks)

Restaurant Sales.  Restaurant sales increased by 11.4% in Q2 2017 as compared to Q2 2016 and by 10.8% in 2017 YTD compared to 2016 YTD.  The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2017	Q2 2016	2017 YTD	2016 YTD
Company Restaurants:
Increase in store weeks	7.9%	8.4%	8.0%	8.4%
Increase in average unit volume	3.3%	3.7%	2.7%	4.0%
Other(1)	0.2%	(0.1)%	0.1%	(0.4)%
Total increase in restaurant sales	11.4%	12.0%	10.8%	12.0%

Store weeks	5,775	5,350	11,456	10,612
Comparable restaurant sales growth	4.0%	4.5%	3.6%	4.5%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.1%	4.5%	3.7%	4.5%
Average unit volume (in thousands)	$1,274	$1,233	$2,575	$2,506

Weekly sales by group:
Comparable restaurants (389 and 361 units, respectively)	$98,689	$95,434
Average unit volume restaurants (23 and 24 units, respectively)(2)	$85,958	$84,272
Restaurants less than six months old (16 and 18 units, respectively)	$105,972	$98,319

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

	Q2 2017	Q2 2016	2017 YTD	2016 YTD
Guest traffic counts	3.1%	2.9%	2.9%	3.0%
Per person average check	0.9%	1.6%	0.7%	1.5%
Comparable restaurant sales growth	4.0%	4.5%	3.6%	4.5%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q2 2017 and 2017 YTD.

The increases in our per person average check for the periods presented were primarily driven by menu price increases taken in 2017, 2016 and 2015.  In 2016 and 2015, we increased menu prices in the fourth quarter by approximately 1.0% and approximately 2.0%, respectively.  In May 2017, we took an additional price increase of 0.5%.  These menu price increases were taken as a result of inflationary pressures, primarily commodities and/or labor.  In Q2 2017 and 2017 YTD, average guest check did not increase in line with the menu price increases implemented as some guests shifted to lower priced menu items and/or purchased fewer beverages.

In 2017, we plan to open 27 to 29 company restaurants, including approximately four Bubba’s 33 restaurants.  We opened 13 restaurants in 2017 YTD including 11 Texas Roadhouse restaurants and two Bubba’s 33 restaurants.  We have either begun construction or have sites under contract for purchase or lease for all of our expected 2017 openings.

Franchise Royalties and Fees.  Franchise royalties and fees decreased by $0.1 million, or by 1.8%, in Q2 2017 from Q2 2016 and remained relatively flat at $8.5 million in 2017 YTD compared to 2016 YTD.  In both Q2 2017 and 2017 YTD, the loss of royalties associated with the acquisition of four franchise restaurants in Q1 2017 and a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations, led to a decrease in franchise royalties and fees compared to the prior year periods.  These decreases were partially offset in Q2 2017 and more than offset in 2017 YTD by an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants.

Franchise comparable restaurant sales increased 2.9% and 3.0% in Q2 2017 and 2017 YTD, which included an increase in domestic franchise comparable restaurant sales of 3.6% and 3.8%, respectively.  Franchise restaurant count activity is shown in the restaurant activity table above.  We anticipate that our existing franchise restaurant partners will open as many as seven, primarily international, Texas Roadhouse restaurants in 2017.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, decreased to 32.9% in Q2 2017 from 34.0% in Q2 2016 and decreased to 32.8% in 2017 YTD from 33.9% in 2016 YTD.  These decreases were primarily attributable to commodity deflation and menu pricing actions.  2017 YTD also benefitted from operating efficiencies associated with process improvements at the restaurant level.  Commodity deflation of approximately 1.9% in Q2 2017 and 2.1% in 2017 YTD was driven by lower food costs, primarily beef.  Recent menu pricing actions are summarized in our discussion of restaurant sales above.

For 2017, we have fixed price contracts for approximately 65% of our overall food costs with the remainder subject to fluctuating market prices.  We expect 1.0% to 2.0% food cost deflation in 2017.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 31.1% in Q2 2017 compared to 29.7% in Q2 2016 and increased to 30.6% in 2017 YTD compared to 29.3% in 2016 YTD.  These increases were primarily attributable to higher average wage rates and a change in our compensation structure, as discussed below, partially offset by the benefit from an increase in average unit volume.

In 2016, the Department of Labor published changes related to the Fair Labor Standards Act ("FLSA") which would have resulted in changes to the threshold for overtime pay.  The changes were scheduled to go into effect on December 1, 2016, however, in late November a federal judge blocked the implementation of the changes.  Despite the injunction, we continued with the implementation of the changes to our overtime policies as originally planned.

In 2017, we anticipate our labor costs will be pressured by mid-single digit inflation due to increases in state-mandated minimum and tipped wages and increased competition for qualified workers, as well as by the impact of changes in our compensation structure as discussed above.  We expect the changes to our compensation structure to increase our 2017 labor costs by $4.5 million to $5.5 million, which is included in our mid-single digit labor inflation guidance.  These increases may or may not be offset by additional menu price adjustments or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, remained relatively unchanged at 2.0% in Q2 2017 compared to Q2 2016 as well as 2017 YTD compared to 2016 YTD.  The benefit from an increase in average unit volume was partially offset by higher rent expense, as a percentage of restaurant sales, at our newer restaurants.

Restaurant Other Operating Expenses.    Restaurant other operating expenses, as a percentage of restaurant sales, increased slightly to 15.1% in Q2 2017 compared to 15.0% in Q2 2016 and remained relatively unchanged at 15.1% in 2017 YTD compared to 2016 YTD.   For both periods, higher repair and maintenance costs and third party gift card fees were mostly offset by lower costs associated with incentive bonus compensation and the benefit of an increase in average unit volume.  Higher third party gift card fees were primarily due to the continued growth of our third party gift card program.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $5.0 million in Q2 2017 from $4.4 million in Q2 2016 and increased to $9.8 million in 2017 YTD from $9.2 million in 2016 YTD.  These increases were primarily due to the timing of restaurant openings.

Overall, we plan to open 27 to 29 company-owned restaurants in 2017 compared to 30 company-owned restaurants in 2016.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.1% in Q2 2017 compared to 4.0% in Q2 2016 and increased to 4.0% in 2017 YTD compared to 3.9% in 2016 YTD.  These increases were primarily due to higher depreciation, as a percentage of revenue, at new restaurants and increased investment in short-lived assets, such as equipment.  This increase was partially offset by the benefit of an increase in average unit volume.

In 2017, we expect D&A, as a percentage of revenue, to continue to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2016 and 2017, along with an increase in the level of reinvestment in our existing restaurants.

General and Administrative Expenses.    G&A, as a percentage of total revenue, decreased to 5.0% in Q2 2017 compared to 5.2% in Q2 2016 and increased to 6.0% in 2017 YTD compared to 5.5% in 2016 YTD.  In Q2 2017, the decrease was due to lower managing partner conference costs and lower bonus expense along with an increase in average unit volume.  In 2017 YTD, the increase was primarily due to a pre-tax charge of $14.9 million ($9.2 million after-tax) related to legal fees and the settlement of a previously disclosed legal matter in March 2017 partially offset by lower managing partner conference costs and lower bonus expense.  In addition, 2016 YTD included a pre-tax charge of $5.5 million ($3.4 million after-tax) related to the settlement of a separate legal matter.

Interest Expense, Net.  Interest expense increased to $0.4 million in Q2 2017 compared to $0.3 million in Q2 2016 and increased to $0.7 million in 2017 YTD compared to $0.6 million in 2016 YTD.   These increases were due to higher interest rates.

Income Tax Expense.  Our effective tax rate decreased to 27.9% in Q2 2017 compared to 30.2% in Q2 2016 and decreased to 27.2% in 2017 YTD compared to 30.1% in 2016 YTD primarily due to the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation.  As a result of the new guidance requirements, excess tax benefits and tax deficiencies from share-based compensation are recognized within the income tax provision.  During Q2 2017, we recognized $1.0 million, or $0.01 per share, as an income tax benefit.  During 2017 YTD, we recognized $2.6 million, or $0.04 per share, as an income tax benefit.  For 2017, we expect the effective tax rate to be approximately 28.0%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 27, 2017	June 28, 2016
Net cash provided by operating activities	$128,308	$114,068
Net cash used in investing activities	(90,165)	(69,159)
Net cash used in financing activities	(34,579)	(8,938)
Net increase in cash and cash equivalents	$3,564	$35,971

Net cash provided by operating activities was $128.3 million in 2017 YTD compared to $114.1 million in 2016 YTD.  This increase was primarily due to an increase in net income and non-cash items such as depreciation and amortization expense along with an increase in working capital.  The increase in working capital was attributed to an increase in cash flows related to a change in the payment timing of accrued wages in the prior year along with an increase in accounts payable partially offset by a change in deferred revenue related to gift cards.

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

Net cash used in investing activities was $90.2 million in 2017 YTD compared to $69.2 million in 2016 YTD.  The increase was primarily due to the acquisition of four franchise restaurants in Q1 2017 for a purchase price of $16.5 million, along with an increase in capital expenditures.  The increase in capital expenditures was due to increased spending related to new restaurant openings partially offset by decreased spending related to the refurbishment of existing restaurants such as remodeling, room additions, parking expansions, and other general maintenance.

We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of June 27, 2017, we had developed 140 of the 448 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants (in thousands):

	2017 YTD	2016 YTD
New company restaurants	$51,321	$45,137
Refurbishment of existing restaurants(1)	22,316	24,022
Total capital expenditures	$73,637	$69,159

Restaurant-related repairs and maintenance expense(2)	$12,413	$10,590

(1)	Includes minimal capital expenditures related to the support center office.
(2)	These amounts were recorded as an expense as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In fiscal 2017, we expect our capital expenditures to be approximately $170.0 million, the majority of which will relate to planned restaurant openings, including 27 to 29 restaurant openings in 2017.  These amounts exclude any cash used for franchise acquisitions.  In Q1 2017, we acquired four franchise restaurants for an aggregate purchase price of $16.5 million.  See note 6 in the Condensed Consolidated Financial Statements for further discussion of these acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility.  For 2017, we anticipate net cash provided by operating activities will exceed capital expenditures.  We currently anticipate this excess will be used to pay dividends, as approved by our Board of Directors, repurchase common stock, and/or repay borrowings under our amended revolving credit facility.

Net cash used in financing activities was $34.6 million in 2017 YTD compared to $8.9 million in 2016 YTD.  The increase is due to borrowings on our amended revolving credit facility that occurred in Q1 2016 and an increase in dividends paid and shares withheld for taxes related to share-based compensation.  These increases were partially offset by a decrease in spending on share repurchases, along with proceeds from noncontrolling interest contributions.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  During 2017 YTD, we made no share repurchases and had approximately $69.9 million remaining under our authorized stock repurchase program as of June 27, 2017.

On May 18, 2017, our Board of Directors authorized the payment of a cash dividend of $0.21 per share of common stock.  The payment of this dividend totaling $14.9 million was distributed on June 30, 2017 to shareholders of record at the close of business on June 14, 2017.  The declared dividends are included as a liability in our unaudited condensed consolidated balance sheet as of June 27, 2017.

We paid distributions of $2.7 million to equity holders of 17 of our 18 majority-owned company restaurants in 2017 YTD.  In 2016 YTD, we paid $2.5 million to equity holders of all our 16 majority-owned company restaurants.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. We are also required to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our leverage ratio. The weighted‑average interest rate for the amended revolving credit facility at June 27, 2017 and December 27, 2016 was 2.08% and 1.57%, respectively.  At June 27, 2017, we had $50.0 million outstanding under the amended revolving credit facility and $142.9 million of availability, net of $7.1 million of outstanding letters of credit.

The lenders’ obligation to extend credit under the amended revolving credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the facility, except for the incurrence of secured indebtedness that in the aggregate exceeds 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. We were in compliance with all financial covenants as of June 27, 2017.

At June 27, 2017, in addition to the amounts outstanding on our amended revolving credit facility, we had one other note payable totaling $0.5 million with a fixed interest rate of 10.46%, which relates to the financing of a specific restaurant and is subject to certain prepayment penalties. Our total weighted-average effective interest rate at June 27, 2017 was 2.16%.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 27, 2017 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$52,467	$176	50,326	29	$1,936
Interest(1)	7,104	1,309	845	504	4,446
Operating lease obligations	814,633	43,920	87,986	87,276	595,451
Capital obligations	144,637	144,637	—	—	—
Total contractual obligations(2)	$1,018,841	$190,042	$139,157	$87,809	$601,833

(1)

Uses interest rates as of June 27, 2017 for our variable rate debt. We assumed $50.0 million remains outstanding on the amended revolving credit facility until the expiration date.  We calculated interest rate payments on the amended revolving credit facility using an interest rate of 2.08%, which was the interest rate associated with our amended revolving credit facility at June 27, 2017.  We assumed a constant rate until maturity for our fixed rate debt.

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

Guarantees

As of June 27, 2017 and December 27, 2016, we are contingently liable for $16.0 million and $16.4 million, respectively, for seven leases, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 27, 2017 and December 27, 2016 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2019
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2019
Irving, Texas (3)	December 2013	December 2019
Louisville, Kentucky (3)(4)	December 2013	November 2023

(1)

Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants.  We have subsequently assigned the leases to the franchisees, but remain contingently liable, under the terms of the lease, if the franchisee defaults.

(2)	As discussed in note 7 to the Condensed Consolidated Financial Statements, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

Recently Issued Accounting Standards

Revenue Recognition

(Accounting Standards Update 2014‑09, "ASU 2014‑09")

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year), including interim periods within those annual periods, with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. Additionally, on December 21, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief and clarifies the scope and application of the new revenue standard and related cost guidance.  The standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  Under this standard, initial franchise fees and upfront fees from international development agreements will be recognized over the life of the applicable franchise agreements.  We currently recognize initial franchise fees when the related services have been provided, which is generally upon the opening of the restaurant, and upfront fees on a pro-rata basis as restaurants under the development agreement are opened.  We are continuing to evaluate the impact the adoption of this standard will have on the recognition of breakage income from our gift card program and which adoption method will be used.  We are also evaluating the standard’s impact on transactions currently not classified as revenue such as advertising contributions received from our franchisees.

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

We had operating leases with remaining rental payments of approximately $814.6 million as of June 27, 2017.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.  While we are still in the process of assessing the impact of this new standard on our condensed consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated balance sheets due to the recognition of the right-of-use asset and lease liability related to operating leases.  While the new standard is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, we do not presently believe there will be a material impact on our consolidated statements of income and comprehensive income or our consolidated statement of cash flows.

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

Compensation – Stock Compensation

(Accounting Standards Update 2017-09, "ASU 2017-09")

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when a change in the terms or conditions of a share-based payment award must be accounted for as a modification.  ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change in the terms and conditions of the award.  ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017 (our 2018 fiscal year).  Early adoption is permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the higher of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At June 27, 2017, we had $50.0 million outstanding under the amended revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  The interest rate on our amended revolving credit facility at June 27, 2017 was 2.08%. We had one other note payable totaling $0.5 million with a fixed interest rate of 10.46%.  Should interest rates based on this variable rate borrowing increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 27, 2017.

Changes in internal control

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock of which $69.9 million remained outstanding at June 27, 2017. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  We did not repurchase any shares of common stock during the 26 weeks ended June 27, 2017.

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

TEXAS ROADHOUSE, INC.

Date: August 4, 2017	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: August 4, 2017	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
President, Chief Financial Officer
(principal financial officer)
(chief accounting officer)