Form 10-Q
period 2017-09-26
Texas Roadhouse, Inc.
filed 2017-11-03
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2017

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

The number of shares of common stock outstanding were 71,106,215 on October 25, 2017.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 26, 2017	December 27, 2016
Assets
Current assets:
Cash and cash equivalents	$114,436	$112,944
Receivables, net of allowance for doubtful accounts of $52 at September 26, 2017 and $33 at December 27, 2016	24,979	56,127
Inventories, net	15,453	16,088
Prepaid income taxes	—	954
Prepaid expenses	10,461	12,150
Deferred tax assets, net	—	1,996
Total current assets	165,329	200,259
Property and equipment, net of accumulated depreciation of $512,061 at September 26, 2017 and $457,102 at December 27, 2016	886,972	830,054
Goodwill	121,040	116,571
Intangible assets, net of accumulated amortization of $12,445 at September 26, 2017 and $11,753 at December 27, 2016	2,930	3,622
Other assets	36,448	29,465
Total assets	$1,212,719	$1,179,971
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligation under capital lease	$9	$167
Accounts payable	48,979	50,789
Deferred revenue-gift cards	70,648	129,558
Accrued wages	29,580	26,039
Income taxes payable	8,581	—
Accrued taxes and licenses	23,483	19,698
Dividends payable	14,931	13,418
Other accrued liabilities	42,058	39,858
Total current liabilities	238,269	279,527
Long-term debt and obligation under capital lease, excluding current maturities	51,984	52,381
Stock option and other deposits	7,549	7,491
Deferred rent	40,261	36,103
Deferred tax liabilities, net	4,707	12,268
Other liabilities	39,157	33,959
Total liabilities	381,927	421,729
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 71,101,654 and 70,619,737 shares issued and outstanding at September 26, 2017 and December 27, 2016, respectively)	71	71
Additional paid-in-capital	229,909	219,626
Retained earnings	588,826	530,723
Accumulated other comprehensive loss	(63)	(194)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	818,743	750,226
Noncontrolling interests	12,049	8,016
Total equity	830,792	758,242
Total liabilities and equity	$1,212,719	$1,179,971

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2017	September 27, 2016	September 26, 2017	September 27, 2016
Revenue:
Restaurant sales	$536,341	$477,617	$1,661,821	$1,493,531
Franchise royalties and fees	4,166	4,020	12,634	12,473
Total revenue	540,507	481,637	1,674,455	1,506,004
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	176,498	161,886	545,862	506,565
Labor	169,355	145,301	514,287	442,861
Rent	11,257	10,266	33,238	30,477
Other operating	83,679	73,583	254,176	227,082
Pre-opening	4,548	5,017	14,302	14,253
Depreciation and amortization	23,534	20,941	69,236	60,718
Impairment and closure	2	13	13	54
General and administrative	26,123	26,162	94,594	82,933
Total costs and expenses	494,996	443,169	1,525,708	1,364,943
Income from operations	45,511	38,468	148,747	141,061
Interest expense, net	500	288	1,211	902
Equity income from investments in unconsolidated affiliates	(359)	(4)	(1,149)	(831)
Income before taxes	45,370	38,184	$148,685	$140,990
Provision for income taxes	13,046	11,381	41,159	42,325
Net income including noncontrolling interests	32,324	26,803	$107,526	$98,665
Less: Net income attributable to noncontrolling interests	1,310	1,128	4,618	3,792
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$31,014	$25,675	$102,908	$94,873
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives, net of tax of ($-), ($-), ($-) and ($18), respectively	—	—	—	27
Foreign currency translation adjustment, net of tax of ($55), ($18), ($82) and $7, respectively	88	29	131	(11)
Total other comprehensive income, net of tax	88	29	131	16
Total comprehensive income	$31,102	$25,704	$103,039	$94,889
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.44	$0.36	$1.45	$1.35
Diluted	$0.43	$0.36	$1.44	$1.34
Weighted average shares outstanding:
Basic	71,067	70,477	70,939	70,338
Diluted	71,532	70,981	71,449	70,898
Cash dividends declared per share	$0.21	$0.19	$0.63	$0.57

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 27, 2016	70,619,737	$71	$219,626	$530,723	$(194)	$750,226	$8,016	$758,242
Net income	—	—	—	102,908	—	102,908	4,618	107,526
Other comprehensive income, net	—	—	—	—	131	131	—	131
Noncontrolling interests contribution	—	—	—	—	—	—	3,457	3,457
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,042)	(4,042)
Dividends declared and paid ($0.42 per share)	—	—	—	(29,805)	—	(29,805)	—	(29,805)
Dividends declared ($0.21 per share)	—	—	—	(14,931)	—	(14,931)	—	(14,931)
Shares issued under share-based compensation plans	701,827	1	1,484	—	—	1,485	—	1,485
Indirect repurchase of shares for minimum tax withholdings	(219,910)	(1)	(10,096)	—	—	(10,097)	—	(10,097)
Cumulative effect of change in accounting principle	—	—	69	(69)	—	—	—	—
Share-based compensation	—	—	18,826	—	—	18,826	—	18,826
Balance, September 26, 2017	71,101,654	$71	$229,909	$588,826	$(63)	$818,743	$12,049	$830,792

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 26, 2017	September 27, 2016
Cash flows from operating activities:
Net income including noncontrolling interests	$107,526	$98,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,236	60,718
Deferred income taxes	(5,647)	(3,270)
Loss on disposition of assets	3,490	3,509
Impairment and closure costs	—	139
Equity income from investments in unconsolidated affiliates	(1,149)	(831)
Distributions of income received from investments in unconsolidated affiliates	585	1,765
Provision for doubtful accounts	19	9
Share-based compensation expense	18,826	18,347
Changes in operating working capital:
Receivables	31,129	23,373
Inventories	805	1,276
Prepaid expenses	1,689	1,985
Other assets	(5,729)	(3,003)
Accounts payable	(3,162)	(9,352)
Deferred revenue—gift cards	(59,302)	(46,146)
Accrued wages	3,541	(8,471)
Excess tax benefits from share-based compensation	—	(2,698)
Prepaid income taxes and income taxes payable	9,535	9,760
Accrued taxes and licenses	3,785	1,698
Other accrued liabilities	3,536	5,594
Deferred rent	4,158	3,412
Other liabilities	5,199	3,303
Net cash provided by operating activities	188,070	159,782
Cash flows from investing activities:
Capital expenditures—property and equipment	(117,037)	(113,219)
Acquisition of franchise restaurants, net of cash acquired	(16,528)	—
Net cash used in investing activities	(133,565)	(113,219)
Cash flows from financing activities:
Proceeds from revolving credit facility, net	—	25,000
Debt issuance costs	(476)	—
Proceeds from noncontrolling interest contribution	3,457	—
Repurchase of shares of common stock	—	(4,110)
Distributions to noncontrolling interest holders	(4,042)	(3,538)
Excess tax benefits from share-based compensation	—	2,698
Proceeds from stock option and other deposits, net	438	283
Indirect repurchase of shares for minimum tax withholdings	(10,097)	(7,927)
Principal payments on long-term debt and capital lease obligation	(555)	(106)
Proceeds from exercise of stock options	1,485	2,172
Dividends paid to shareholders	(43,223)	(38,656)
Net cash used in financing activities	(53,013)	(24,184)
Net increase in cash and cash equivalents	1,492	22,379
Cash and cash equivalents—beginning of period	112,944	59,334
Cash and cash equivalents—end of period	$114,436	$81,713
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$948	$201
Income taxes paid	$37,271	$35,849
Capital expenditures included in current liabilities	$5,470	$3,189

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of September 26, 2017 and December 27, 2016 and for the 13 and 39 weeks ended September 26, 2017 and September 27, 2016.

As of September 26, 2017, we owned and operated 455 restaurants and franchised an additional 85 restaurants in 49 states and six foreign countries.  Of the 455 company-owned restaurants that were operating at September 26, 2017, 437 were wholly-owned and 18 were majority-owned.

As of September 27, 2016, we owned and operated 422 restaurants and franchised an additional 85 restaurants in 49 states and five foreign countries.  Of the 422 company-owned restaurants that were operating at September 27, 2016, 406 were wholly-owned and 16 were majority-owned.

As of September 26, 2017 and September 27, 2016, we owned 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of September 26, 2017 and September 27, 2016, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment and goodwill, obligations related to insurance reserves, leases and leasehold improvements, legal reserves, gift card discounts and breakage and income taxes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 and 39 weeks ended September 26, 2017 are not necessarily indicative of the results that may be expected for the year ending December 26, 2017.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2016.

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

The following table summarizes the share-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2017	September 27, 2016	September 26, 2017	September 27, 2016
Labor expense	$1,822	$1,570	$5,255	$4,475
General and administrative expense	4,639	5,074	13,571	13,872
Total share-based compensation expense	$6,461	$6,644	$18,826	$18,347

Effective December 28, 2016, we adopted Accounting Standards Update No. 2016-09, Compensation – Stock Compensation ("ASU 2016-09") which amends and simplifies the accounting for stock compensation.  As a result of the adoption of ASU 2016-09, we made a change in our accounting for forfeitures to record as they occur and, as a result, we recorded a $0.1 million cumulative-effect reduction to retained earnings under the modified retrospective approach.  We elected prospective transition for the requirement to classify excess tax benefits as an operating activity in the consolidated statement of cash flows.  No prior periods have been adjusted.  Additionally, as a result of the new guidance requirements, on a prospective basis, all excess tax benefits and tax deficiencies are recognized within the income tax provision in the consolidated statements of income and comprehensive income in the period in which the restricted shares vest or options are exercised.  See note 4 for further discussion.

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting RSUs as a form of share-based compensation.  Prior to 2008, we issued stock options as share-based compensation to our employees.  Beginning in 2015, we began granting PSUs to two of our executives.  An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. A PSU is the conditional right to receive one share of common stock upon meeting defined performance obligations along with the satisfaction of the vesting requirement.  Share-based compensation activity by type of grant as of September 26, 2017 and changes during the 39 weeks then ended are presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 27, 2016	919,463	$37.06
Granted	349,049	46.70
Forfeited	(35,041)	37.40
Vested	(404,505)	38.14
Outstanding at September 26, 2017	828,966	$40.57	1.2	$39,991

As of September 26, 2017, with respect to unvested RSUs, there was $17.4 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.2 years.  The vesting terms of the RSUs range from 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the 39 weeks ended September 26, 2017 and September 27, 2016 was $18.8 million and $17.4 million, respectively.  The excess tax benefit, which was recognized within the income tax provision, associated with vested RSUs was $1.2 million for the 39 weeks ended September 26, 2017.  The excess tax benefit associated with vested RSUs for the 39 weeks ended September 27, 2016 was $1.2 million which was recorded in additional paid-in-capital in the unaudited condensed consolidated balance sheets.

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

On November 19, 2015, we granted PSUs with a grant date fair value of approximately $3.9 million based on a grant date price per share of $34.11.  On January 8, 2017, 188,237 shares vested related to this PSU grant and were distributed during the 13 weeks ended March 28, 2017.  On November 9, 2016, we granted PSUs with a grant date fair value of approximately $4.6 million based on a grant date price per share of $39.88.  As of September 26, 2017, with respect to unvested PSUs, there was $1.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of three months.  Any distribution of vested PSUs as common stock related to the November 9, 2016 grants will occur in the first quarter of 2018.  For the 39 weeks ended September 26, 2017, the excess tax benefit, recognized within the income tax provision, associated with vested PSUs was $0.8 million.

Summary Details for Stock Options

		Weighted-	Weighted-Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 27, 2016	118,073	$13.57
Granted	—	—
Cancelled/Expired	(2,836)	15.47
Exercised	(109,085)	13.61
Outstanding at September 26, 2017	6,152	$11.93	0.1	$223
Exercisable at September 26, 2017	6,152	$11.93	0.1	$223

No stock options vested during the 39 weeks ended September 26, 2017 or September 27, 2016.  For the 39 weeks ended September 26, 2017 and September 27, 2016, the total intrinsic value of options exercised was $3.7 million and $5.3 million, respectively.

For the 39 weeks ended September 26, 2017 and September 27, 2016, cash received before tax withholdings from options exercised was $1.5 million and $2.2 million, respectively.  The excess tax benefit, recognized within the income tax provision, associated with options exercised was $1.0 million for the 39 weeks ended September 26, 2017.  The excess tax benefit for the 39 weeks ended September 27, 2016 was $1.5 million which was recorded in additional paid-in-capital in the unaudited condensed consolidated balance sheets.

(3)   Long-term Debt and Obligation Under Capital Lease

Long-term debt consisted of the following:

	September 26,	December 27,
	2017	2016
Installment loan	$—	$550
Obligation under capital lease	1,993	1,998
Revolver	50,000	50,000
	51,993	52,548
Less current maturities	9	167
	$51,984	$52,381

The interest rate for our installment loan outstanding at December 27, 2016 was 10.46%.  The installment loan was repaid during the 13 weeks ended September 26, 2017.

During the 52 weeks ended December 27, 2016, we amended an existing lease at one restaurant location to acquire additional square footage.  As a result of this amendment, the lease qualified as a capital lease.

On August 7, 2017, we entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement") with respect to our revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo Bank, N.A. The revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million with the option to increase the revolving credit facility by an additional $200.0 million subject to certain limitations.  The Amended Credit Agreement extends the maturity date of our revolving credit facility until August 5, 2022.

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted-average interest rate for the revolving credit facility as of September 26, 2017 and December 27, 2016 was 2.11% and 1.57%, respectively. As of September 26, 2017, we had $50.0 million outstanding under the revolving credit facility and $142.9 million of availability, net of $7.1 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of September 26, 2017.

(4)     Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 39 weeks ended September 26, 2017 and September 27, 2016 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2017	September 27, 2016	September 26, 2017	September 27, 2016
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.4	3.5	3.4	3.5
FICA tip tax credit	(7.1)	(7.1)	(7.1)	(6.9)
Work opportunity tax credit	(0.9)	(0.9)	(0.8)	(0.8)
Stock compensation	(0.9)	—	(2.0)	—
Net income attributable to noncontrolling interests	(1.1)	(1.1)	(1.1)	(0.9)
Other	0.4	0.4	0.3	0.1
Total	28.8%	29.8%	27.7%	30.0%

As a result of the adoption of ASU 2016-09, excess tax benefits and tax deficiencies from share-based compensation are recognized within the income tax provision in the period in which the restricted shares vest or options are exercised.  During the 13 weeks ended September 26, 2017, we recognized $0.4 million as an income tax benefit, which resulted in a 0.9% impact on the tax rate.  During the 39 weeks ended September 26, 2017, we recognized $3.0 million as an income tax benefit, which resulted in a 2.0% impact on the tax rate.  Prior to the adoption of ASU 2016-09, excess tax benefits and deficiencies were recognized in additional paid-in capital in the unaudited condensed consolidated balance sheets.

During the first quarter of 2017, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which required deferred tax assets and liabilities to be classified as noncurrent on our condensed consolidated balance sheets.  We adopted ASU 2015-17 on a prospective basis.

(5)Commitments and Contingencies

The estimated cost of completing capital project commitments at September 26, 2017 and December 27, 2016 was approximately $150.6 million and $157.5 million, respectively.

As of September 26, 2017 and December 27, 2016, we were contingently liable for $15.8 million and $16.4 million, respectively, for seven lease guarantees, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 26, 2017 and December 27, 2016 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

(1)

Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants.  We have subsequently assigned the leases to the franchisees, but remain contingently liable under the terms of the lease if the franchisee defaults.

(2)	As discussed in note 7, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)

Leases associated with non-Texas Roadhouse restaurants which were sold.  The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.

(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

During the 13 and 39 weeks ended September 26, 2017, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages and/or higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including "slip and fall" accidents, employment related claims, claims related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health or operational concerns.  None of these types of litigation, most of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

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
$16,528

Pro forma results of operations and revenue and earnings for the 39 weeks ended September 26, 2017 have not been presented because the effect of the acquisitions was not material to our consolidated financial position, results of operations or cash flows.

(7)   Related Party Transactions

As of September 26, 2017 and September 27, 2016, we had 10 franchise restaurants owned in whole or part, by certain officers, directors and 5% stockholders of the Company.  For both 13 week periods ended September 26, 2017 and September 27, 2016, these entities paid us fees of approximately $0.5 million. For the 39 week periods ended September 26, 2017 and September 27, 2016, these entities paid us fees of approximately $1.6 million and $1.5 million, respectively.   As disclosed in note 5, we are contingently liable on leases which are related to two of these restaurants.

(8)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options  and RSUs outstanding from our equity incentive plans as discussed in note 2.

For both 13 week periods ended September 26, 2017 and September 27, 2016, there were no shares of nonvested stock that were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the 39 week periods ended September 26, 2017 and September 27, 2016, there were 7,960 and six shares of nonvested stock, respectively, that had an anti-dilutive effect.  For all periods presented, there were no outstanding options that had an anti-dilutive effect.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2017	September 27, 2016	September 26, 2017	September 27, 2016
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$31,014	$25,675	$102,908	$94,873
Basic EPS:
Weighted-average common shares outstanding	71,067	70,477	70,939	70,338
Basic EPS	$0.44	$0.36	$1.45	$1.35
Diluted EPS:
Weighted-average common shares outstanding	71,067	70,477	70,939	70,338
Dilutive effect of stock options and nonvested stock	465	504	510	560
Shares-diluted	71,532	70,981	71,449	70,898
Diluted EPS	$0.43	$0.36	$1.44	$1.34

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

There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 26, 2017.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 26, 2017	December 27, 2016
Deferred compensation plan—assets	1	$26,966	$21,951
Deferred compensation plan—liabilities	1	(26,980)	(22,128)

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

At September 26, 2017 and December 27, 2016, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.  The fair value of our revolving credit facility at September 26, 2017 and December 27, 2016 approximated its carrying value since it is a variable rate credit facility (Level 2).

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

We did not repurchase any shares of common stock during the 13 and 39 week periods ended September  26, 2017.  As of September  26, 2017, we had approximately $69.9 million remaining under our authorized stock repurchase program.  For the 13 week period ended September  27, 2016, we did not repurchase any shares of common stock.  For the 39 week period ended September  27, 2016, we paid approximately $4.1 million to repurchase 114,700 shares of our common stock.

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

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer ("CEO"), W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 540 company and franchise restaurants in 49 states and six foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 26, 2017, our 540 restaurants included:

•

455 "company restaurants," of which 437 were wholly-owned and 18 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 455 restaurants we owned and operated as of September 26, 2017, we operated 433 as Texas Roadhouse restaurants and operated 20 as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment.

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

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 26, 2017 and September 27, 2016 are referred to as Q3 2017 and Q3 2016, respectively.  The 39 weeks ended September 26, 2017 and September 27, 2016 are referred to as 2017 YTD and 2016 YTD, respectively.

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

In 2017 YTD, we opened 20 company restaurants while our franchise partners opened three restaurants.  We currently plan to open 26 or 27 company restaurants in 2017 including four Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open as many as five, primarily international, Texas Roadhouse restaurants during 2017.

Our average capital investment for the 21 Texas Roadhouse restaurants opened during 2016, including pre‑opening expenses and a capitalized rent factor, was $5.0 million.  We expect our average capital investment for Texas Roadhouse restaurants opening in 2017 to be approximately $5.2 million.  For 2016, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the nine Bubba’s 33 restaurants opened during the year was $6.6 million.  We expect our average capital investment for Bubba’s 33 restaurants opened in 2017 to be approximately $6.1 million.

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

We may, at our discretion, add franchise restaurants, domestically and/or internationally, primarily with franchisees who have demonstrated prior success with Texas Roadhouse or other restaurant concepts and in markets in which the franchisee demonstrates superior knowledge of the demographics and restaurant operating conditions. In conjunction with this strategy, we signed our first international franchise development agreement in 2010 for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a 10-year period.  In 2015, we amended our agreement in the Middle East to add one country to the territory.  In addition to the Middle East, we currently have signed franchise development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines, Mexico and China.  We currently have 10 restaurants open in four countries in the Middle East, three restaurants open in Taiwan and two in the Philippines for a total of 15 restaurants in six foreign countries.  Additionally, in 2010, we entered into a joint venture agreement with a casual dining restaurant operator in China for a minority ownership in four non‑Texas Roadhouse restaurants, all of which are currently open. We continue to explore opportunities in other countries for international expansion. We may also look to acquire domestic franchise restaurants under terms favorable to us and our stockholders. In Q1 2017, we acquired four franchise restaurants located in Florida and Georgia for an aggregate purchase price of $16.5 million. Additionally, from time to time, we will evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts domestically and/or internationally.

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

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On August 31, 2017, our Board of Directors declared a quarterly dividend of $0.21 per share of common stock.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  From inception through September 26, 2017, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of September 26, 2017, $69.9 million remains authorized for stock repurchases.

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

Comparable Restaurant Sales Growth.   Comparable restaurant sales growth reflects the change in sales for company-owned restaurants over the same period in prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants closed during the period. Comparable restaurant sales growth can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

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

Store Weeks.   Store weeks represent the number of weeks that our company-owned restaurants were open during the period measured.

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

Franchise Royalties and Fees.   Franchise royalties consist of royalties, as defined in our franchise agreements, paid to us by domestic and international franchisees.  Domestic and/or international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.  The terms of the international agreements may vary significantly from our domestic agreements.

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

Equity Income from Unconsolidated Affiliates.   As of September 26, 2017 and September 27, 2016, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of September 26, 2017 and September 27, 2016, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at September 26, 2017 and September 27, 2016 included 18 and 16 majority-owned restaurants, respectively, all of which were open.

Q3 2017 Financial Highlights

Total revenue increased $58.9 million, or 12.2%, to $540.5 million in Q3 2017 compared to $481.6 million in Q3 2016 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Store weeks and comparable restaurant sales increased 8.1% and 4.5%, respectively, at company restaurants in Q3 2017.

Restaurant margin increased $9.0 million to $95.6 million in Q3 2017 compared to $86.6 million in Q3 2016 while restaurant margin, as a percentage of restaurant sales, decreased to 17.8% in Q3 2017 compared to 18.1% in Q3 2016.  The decrease in restaurant margin, as a percentage of restaurant sales, was primarily due to higher labor costs as a result of higher average wage rates, current staffing initiatives, and a change in our compensation structure.  Higher labor costs were partially offset by commodity deflation of approximately 2.0% driven by lower food costs, primarily beef.

Net income increased $5.3 million, or 20.8%, to $31.0 million in Q3 2017 compared to $25.7 million in Q3 2016 primarily due to an increase in restaurant margin dollars, partially offset by higher depreciation costs.  Diluted earnings per share increased in Q3 2017 by 19.9% to $0.43 from $0.36 in Q3 2016.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 26, 2017		September 27, 2016		September 26, 2017		September 27, 2016
	$	%	$	%	$	%	$	%
	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	536,341	99.2	477,617	99.2	1,661,821	99.2	1,493,531	99.2
Franchise royalties and fees	4,166	0.8	4,020	0.8	12,634	0.8	12,473	0.8
Total revenue	540,507	100.0	481,637	100.0	1,674,455	100.0	1,506,004	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	176,498	32.9	161,886	33.9	545,862	32.8	506,565	33.9
Labor	169,355	31.6	145,301	30.4	514,287	30.9	442,861	29.7
Rent	11,257	2.1	10,266	2.1	33,238	2.0	30,477	2.0
Other operating	83,679	15.6	73,583	15.4	254,176	15.3	227,082	15.2
(As a percentage of total revenue)
Pre-opening	4,548	0.8	5,017	1.0	14,302	0.9	14,253	0.9
Depreciation and amortization	23,534	4.4	20,941	4.3	69,236	4.1	60,718	4.0
Impairment and closure	2	NM	13	NM	13	NM	54	NM
General and administrative	26,123	4.8	26,162	5.4	94,594	5.6	82,933	5.5
Total costs and expenses	494,996	91.6	443,169	92.0	1,525,708	91.1	1,364,943	90.6
Income from operations	45,511	8.4	38,468	8.0	148,747	8.9	141,061	9.4
Interest expense, net	500	0.1	288	0.1	1,211	0.1	902	0.1
Equity income from investments in unconsolidated affiliates	(359)	(0.1)	(4)	NM	(1,149)	(0.1)	(831)	(0.1)
Income before taxes	45,370	8.4	38,184	7.9	148,685	8.9	140,990	9.4
Provision for income taxes	13,046	2.4	11,381	2.4	41,159	2.5	42,325	2.8
Net income including noncontrolling interests	32,324	6.0	26,803	5.6	107,526	6.4	98,665	6.6
Net income attributable to noncontrolling interests	1,310	0.2	1,128	0.2	4,618	0.3	3,792	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	31,014	5.7	25,675	5.3	102,908	6.1	94,873	6.3

	13 Weeks Ended				39 Weeks Ended
	September 26, 2017		September 27, 2016		September 26, 2017		September 27, 2016
	$	%	$	%	$	%	$	%
(As a percentage of restaurant sales)
Restaurant margin ($ in thousands)	95,552	17.8	86,581	18.1	314,258	18.9	286,546	19.2
Restaurant margin $/store week	16,284		15,953		18,140		17,866

See page 18 for the definition of restaurant margin.

NM — Not meaningful

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 27, 2016	517	499	16	2
Company openings	20	16	4	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	2	2	—	—
Balance at September 26, 2017	540	518	20	2

Q3 2017 (13 weeks) compared to Q3 2016 (13 weeks) and 2017 YTD (39 weeks) compared to 2016 YTD (39 weeks)

Restaurant Sales.  Restaurant sales increased by 12.3% in Q3 2017 as compared to Q3 2016 and by 11.3% in 2017 YTD compared to 2016 YTD.  The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2017	Q3 2016	2017 YTD	2016 YTD
Company Restaurants:
Increase in store weeks	8.1%	7.6%	8.0%	8.1%
Increase in average unit volume	3.9%	2.8%	3.1%	3.7%
Other(1)	0.3%	(0.3)%	0.2%	(0.4)%
Total increase in restaurant sales	12.3%	10.1%	11.3%	11.4%

Store weeks	5,868	5,427	17,324	16,039
Comparable restaurant sales growth	4.5%	3.4%	4.0%	4.2%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.6%	3.5%	4.0%	4.2%
Average unit volume (in thousands)	$1,197	$1,152	$3,776	$3,663

Weekly sales by group:
Comparable restaurants (396 and 368 units, respectively)	$92,712	$89,079
Average unit volume restaurants (21 and 24 units, respectively)(2)	$79,891	$80,390
Restaurants less than six months old (16 units for each period)	$93,419	$84,539

(1)

Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed or acquired during the period.

(2)	Average unit volume restaurants include restaurants open a full six and up to 18 months before the beginning of the period measured.

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

	Q3 2017	Q3 2016	2017 YTD	2016 YTD
Guest traffic counts	3.5%	2.0%	3.2%	2.7%
Per person average check	1.0%	1.4%	0.8%	1.5%
Comparable restaurant sales growth	4.5%	3.4%	4.0%	4.2%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q3 2017 and 2017 YTD.

The increases in our per person average check for the periods presented were primarily driven by menu price increases taken in 2017, 2016 and 2015.  In 2016 and 2015, we increased menu prices in the fourth quarter by approximately 1.0% and approximately 2.0%, respectively.  In May 2017, we took an additional price increase of 0.5%.  These menu price increases were taken as a result of inflationary pressures, primarily commodities and/or labor.  In Q3 2017 and 2017 YTD, average guest check did not increase in line with the menu price increases implemented as some guests shifted to lower priced menu items and/or purchased fewer beverages.

In 2017, we plan to open 26 or 27 company restaurants, including four Bubba’s 33 restaurants.  We opened 20 restaurants in 2017 YTD including 16 Texas Roadhouse restaurants and four Bubba’s 33 restaurants.  We have begun construction for all of our expected 2017 openings.  Additionally, we currently plan to open approximately 30 company restaurants in 2018, including up to seven Bubba’s 33 restaurants.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.1 million, or by 3.6%, in Q3 2017 from Q3 2016 and $0.2 million, or by 1.3%, in 2017 YTD from 2016 YTD.  The increases in Q3 2017 and 2017 YTD were attributable to an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants.  These increases were partially offset by the loss of royalties associated with the acquisition of four franchise restaurants in Q1 2017 and a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.

Franchise comparable restaurant sales increased 2.8% and 2.9% in Q3 2017 and 2017 YTD, which included an increase in domestic franchise comparable restaurant sales of 4.7% and 4.0%, respectively.  Franchise restaurant count activity is shown in the restaurant activity table above.  In 2017, we anticipate that our existing franchise restaurant partners will open as many as five, primarily international, Texas Roadhouse restaurants, three of which opened in 2017 YTD.  Additionally, we currently anticipate our franchise partners will open as many as seven Texas Roadhouse restaurants, primarily international, in 2018.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant sales, decreased to 32.9% in Q3 2017 from 33.9% in Q3 2016 and decreased to 32.8% in 2017 YTD from 33.9% in 2016 YTD.  These decreases were primarily attributable to commodity deflation and menu pricing actions.  Commodity deflation of approximately 2.0% in Q3 2017 and 2.1% in 2017 YTD was driven by lower food costs, primarily beef.  Recent menu pricing actions are summarized in our discussion of restaurant sales above.

For the remainder of 2017, we have fixed price contracts for approximately 60% of our overall food costs with the remainder subject to fluctuating market prices.  We expect approximately 2.0% food cost deflation in 2017.

In 2018, we expect commodity costs to be relatively flat.  However, for 2018, we only have fixed price contracts for approximately 30% of our overall food costs with the remainder subject to fluctuating market prices.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant sales, increased to 31.6% in Q3 2017 compared to 30.4% in Q3 2016 and increased to 30.9% in 2017 YTD compared to 29.7% in 2016 YTD.  These increases were primarily attributable to higher average wage rates, current staffing initiatives, and a change in our compensation structure, as discussed below, partially offset by lower workers’ compensation expense as well as the benefit from an increase in average unit volume.  Lower workers’ compensation expense was driven by a $1.5 million reduction in workers’ compensation costs recorded in Q3 2017 compared to a $0.3 million reduction in costs recorded in Q3 2016 due to changes in our claims development history.

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

For the remainder of 2017, we expect approximately 7.0% to 8.0% inflation due to increases in state-mandated minimum and tipped wages and increased competition for qualified workers, as well as by the impact of changes in our compensation structure as discussed above.  We expect the changes to our compensation structure to increase our 2017 labor costs by $4.5 million to $5.5 million, which is included in our 7.0% to 8.0% inflation guidance.  These increases may or may not be offset by additional menu price adjustments or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant sales, remained relatively unchanged at 2.1% in Q3 2017 and Q3 2016 as well as 2.0% in 2017 YTD and 2016 YTD.  For both periods, the benefit from an increase in average unit volume was partially offset by higher rent expense, as a percentage of restaurant sales, at our newer restaurants.

Restaurant Other Operating Expenses.    Restaurant other operating expenses, as a percentage of restaurant sales, increased to 15.6% in Q3 2017 compared to 15.4% in Q3 2016 and increased to 15.3% in 2017 YTD compared to 15.2% in 2016 YTD.   In Q3 2017, higher general liability insurance and higher costs associated with remodels were partially offset by lower costs associated with utilities and lower bonus expense along with an increase in average unit volume.  In 2017 YTD, higher general liability insurance was partially offset by lower bonus expense along with an increase in average unit volume. Higher general liability insurance was driven by a $1.5 million reduction to general liability insurance costs recorded in Q3 2016 compared to a $0.2 million reduction in costs recorded in Q3 2017 due to changes in our claims development history.

Restaurant Pre-opening Expenses.  Pre-opening expenses decreased to $4.5 million in Q3 2017 from $5.0 million in Q3 2016 and remained relatively unchanged at $14.3 million in 2017 YTD and 2016 YTD.  These variances were primarily due to the timing of restaurant openings.

Overall, we plan to open 26 or 27 company-owned restaurants in 2017 compared to 30 company-owned restaurants in 2016.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.4% in Q3 2017 compared to 4.3% in Q3 2016 and increased to 4.1% in 2017 YTD compared to 4.0% in 2016 YTD.  These increases were primarily due to higher depreciation, as a percentage of revenue, at new restaurants and increased re-investment in equipment at older restaurants.  This increase was partially offset by the benefit of an increase in average unit volume.

For the remainder of 2017 and 2018, we expect D&A, as a percentage of revenue, to continue to be higher than the prior year due to an increase in our capitalized costs related to restaurants opened in 2016 and 2017, along with an increase in the level of reinvestment in our existing restaurants.

General and Administrative Expenses.    G&A, as a percentage of total revenue, decreased to 4.8% in Q3 2017 compared to 5.4% in Q3 2016 and increased to 5.6% in 2017 YTD compared to 5.5% in 2016 YTD.   In Q3 2017, the decrease was driven by lower costs associated with incentive and share-based compensation, along with an increase in average unit volume.  In 2017 YTD, the increase was primarily due to a pre-tax charge of $14.9 million ($9.2 million after-tax) related to legal fees and the settlement of a legal matter in March 2017 partially offset by lower incentive and share-based compensation and an increase in average unit volume.  In addition, Q3 2016 and 2016 YTD also included charges of $1.2 million ($0.8 million after-tax) and $6.7 million ($4.1 million after-tax), respectively, related to the settlement of a legal matter.

Interest Expense, Net.  Interest expense increased to $0.5 million in Q3 2017 compared to $0.3 million in Q3 2016 and increased to $1.2 million in 2017 YTD compared to $0.9 million in 2016 YTD.   These increases were due to higher interest rates.

Income Tax Expense.  Our effective tax rate decreased to 28.8% in Q3 2017 compared to 29.8% in Q3 2016 and decreased to 27.7% in 2017 YTD compared to 30.0% in 2016 YTD primarily due to the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation.  As a result of the new guidance requirements, excess tax benefits and tax deficiencies from share-based compensation are recognized within the income tax provision.  During

Q3 2017, we recognized $0.4 million, or $0.01 per share, as an income tax benefit.  During 2017 YTD, we recognized $3.0 million, or $0.04 per share, as an income tax benefit.  For the remainder of 2017, we expect the effective tax rate to be approximately 28.0%.  For 2018, we expect the effective tax rate to be between 28.0% and 29.0%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 26, 2017	September 27, 2016
Net cash provided by operating activities	$188,070	$159,782
Net cash used in investing activities	(133,565)	(113,219)
Net cash used in financing activities	(53,013)	(24,184)
Net increase in cash and cash equivalents	$1,492	$22,379

Net cash provided by operating activities was $188.1 million in 2017 YTD compared to $159.8 million in 2016 YTD.  This increase was primarily due to an increase in net income and non-cash items such as depreciation and amortization expense along with an increase in working capital. The increase in working capital was attributed to an increase in cash flows related to a change in the payment timing of accrued wages in the prior year along with a decrease in receivables partially offset by a change in deferred revenue related to gift cards.

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

Net cash used in investing activities was $133.6 million in 2017 YTD compared to $113.2 million in 2016 YTD.  The increase was primarily due to the acquisition of four franchise restaurants in Q1 2017 for a purchase price of $16.5 million, along with an increase in capital expenditures.  The increase in capital expenditures was primarily due to increased spending related to new restaurant openings.

We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of September 26, 2017, we had developed 140 of the 455 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants (in thousands):

	2017 YTD	2016 YTD
New company restaurants	$78,943	$75,231
Refurbishment of existing restaurants(1)	38,094	37,988
Total capital expenditures	$117,037	$113,219

Restaurant-related repairs and maintenance expense(2)	$18,956	$16,501

(1)	Includes minimal capital expenditures related to the support center office.
(2)	These amounts were expensed as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2017, we expect our capital expenditures to be approximately $170.0 million, the majority of which will relate to planned restaurant openings, including 26 or 27 restaurant openings in 2017.  These amounts exclude any cash used for franchise acquisitions.  In Q1 2017, we acquired four franchise restaurants for an aggregate purchase price of $16.5 million.  See note 6 in the unaudited condensed consolidated financial statements for further discussion of these acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility.  For 2017, we anticipate net cash provided by operating activities will exceed capital expenditures.  We currently anticipate this excess will be used to pay dividends, as approved by our Board of Directors, repurchase common stock, and/or repay borrowings under our revolving credit facility.

Net cash used in financing activities was $53.0 million in 2017 YTD compared to $24.2 million in 2016 YTD.  The increase is due to borrowings on our revolving credit facility that occurred in Q1 2016 and an increase in dividends paid.  These increases were partially offset by a decrease in spending on share repurchases, along with proceeds from noncontrolling interest contributions.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  During 2017 YTD, we made no share repurchases and had approximately $69.9 million remaining under our authorized stock repurchase program as of September 26, 2017.

On August 31, 2017, our Board of Directors authorized the payment of a cash dividend of $0.21 per share of common stock.  The payment of this dividend totaling $14.9 million was distributed on September 29, 2017 to shareholders of record at the close of business on September 13, 2017.  The declared dividend is included as a liability in our unaudited condensed consolidated balance sheet as of September 26, 2017.

We paid distributions of $4.0 million to equity holders of 17 of our 18 majority-owned company restaurants in 2017 YTD.  In 2016 YTD, we paid $3.5 million to equity holders of all our 16 majority-owned company restaurants.

On August 7, 2017 we entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement") with respect to our revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo Bank, N.A. The revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million with the option to increase the revolving credit facility by an additional $200.0 million subject to certain limitations. The Amended Credit Agreement extends the maturity date of our revolving credit facility until August 5, 2022.

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted-average interest rate for the revolving credit facility as of September 26, 2017 and December 27, 2016 was 2.11% and 1.57%, respectively. As of September 26, 2017, we had $50.0 million outstanding under the revolving credit facility and $142.9 million of availability, net of $7.1 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of September 26, 2017.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 26, 2017 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$51,993	$9	22	50,030	1,932
Interest(1)	10,777	1,280	2,588	2,525	4,384
Operating lease obligations	839,920	45,037	90,067	89,885	614,931
Capital obligations	150,629	150,629	—	—	—
Total contractual obligations(2)	$1,053,319	$196,955	$92,677	$142,440	$621,247

(1)

Uses interest rates as of September 26, 2017 for our variable rate debt. We assumed $50.0 million remains outstanding on the revolving credit facility until the expiration date.  We calculated interest rate payments on the revolving credit facility using an interest rate of 2.11%, which was the interest rate associated with our revolving credit facility at September 26, 2017.

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

Guarantees

As of September 26, 2017 and December 27, 2016, we are contingently liable for $15.8 million and $16.4 million, respectively, for seven lease guarantees, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 26, 2017 and December 27, 2016 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

(1)

Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants.  We have subsequently assigned the leases to the franchisees, but remain contingently liable under the terms of the lease if the franchisee defaults.

(2)	As discussed in note 7 to the unaudited condensed consolidated financial statements, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)

Leases associated with non-Texas Roadhouse restaurants which were sold.  The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.

(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

Recently Issued Accounting Standards

Revenue Recognition

(Accounting Standards Update 2014‑09, "ASU 2014‑09")

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year), including interim periods within those annual periods, with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the full retrospective or cumulative-effect transition method.  In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. Additionally, on December 21, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief and clarifies the scope and application of the new revenue standard and related cost guidance.  The standard will not impact our recognition of sales from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  Under this standard, initial franchise fees and upfront fees from international development agreements will be recognized over the life of the applicable franchise agreements.  We currently recognize initial franchise fees when the related services have been provided, which is generally upon the opening of the restaurant, and upfront fees on a pro-rata basis as restaurants under the development agreement are opened.  In addition, certain transactions that were previously recorded as a reduction of expense will be classified as revenue.  These include breakage income from our gift card program which is currently recognized as a reduction of other operating expense and advertising contributions received from our franchisees which are currently recognized as a reduction of general and administrative expense.  We continue to evaluate the standard’s impact on other transactions currently not classified as revenue.  We currently expect to use the cumulative-effect method of adoption and do not believe this adoption will have a material impact on our consolidated statements of income and comprehensive income.

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

We had operating leases with remaining rental payments of approximately $839.9 million as of September 26, 2017.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.  While we are still in the process of assessing the impact of this new standard on our  consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated balance sheets due to the recognition of the right-of-use asset and lease liability related to operating leases.  While the new standard is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, we do not presently believe there will be a material impact on our consolidated statements of income and comprehensive income or our consolidated statement of cash flows.

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

Goodwill

(Accounting Standards Update 2017-04, "ASU 2017-04")

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Text for Goodwill Impairment, which simplifies the accounting for goodwill impairment and is expected to reduce the cost and complexity of accounting for goodwill.  ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Instead, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 (our 2020 fiscal year) and will be applied on a prospective basis.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At September 26, 2017, we had $50.0 million outstanding under the revolving credit facility, which bears interest at 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  The interest rate on our revolving credit facility at September 26, 2017 was 2.11%. Should interest rates based on this variable rate borrowing increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

We are subject to business risk as our beef supply is highly dependent upon three vendors. If these vendors were unable to fulfill their obligations under their contracts, we may encounter supply shortages and/or higher costs to secure adequate supplies and a possible loss of sales, any of which would harm our business.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September  26, 2017.

Changes in internal control

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including "slip and fall" accidents, employment related claims, claims related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock. For the 13 and 39 weeks ended September 26, 2017, we did not repurchase any shares of common stock.  As of September 26, 2017, we had approximately $69.9 million remaining under our authorized repurchase program. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Amended and Restated Credit Agreement dated as of August 7, 2017, by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2017 (File No. 000-50972))

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

TEXAS ROADHOUSE, INC.

Date: November 3, 2017	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: November 3, 2017	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
President, Chief Financial Officer
(principal financial officer)
(chief accounting officer)