Form 10-K
period 2017-12-26
Texas Roadhouse, Inc.
filed 2018-02-23
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2017
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to the Form 10‑K. ☒  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)			Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒.

The aggregate market value of the voting stock held by non‑affiliates of the registrant as of the last day of the second fiscal quarter ended June 27, 2017 was $3,390,987,770 based on the closing stock price of $50.98. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 71,355,927 on February 14, 2018.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 26, 2017, are incorporated by reference into Part III of the Form 10‑K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10‑K.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains statements about future events and expectations that constitute forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward‑looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward‑looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

•	our ability to raise capital in the future;
•	our ability to successfully execute our growth strategies;
•	our ability to successfully open new restaurants, acquire franchise restaurants and/or execute other strategic transactions;
•	our ability to increase and/or maintain sales and profits at our existing restaurants;
•	our ability to integrate the franchise or other restaurants which we acquire or develop;
•	the continued service of key management personnel;
•	health concerns about our food products;
•	our ability to attract, motivate and retain qualified employees;
•	the impact of federal, state or local government laws and regulations relating to our employees and the sale of food and alcoholic beverages;
•	the impact of litigation, including remedial actions, payment of damages and expenses and negative publicity;
•	the cost of our principal food products;
•	labor shortages or increased labor costs, such as health care, market wage levels and workers’ compensation insurance costs;
•	inflationary increases in the costs of construction and/or real estate;
•	changes in consumer preferences and demographic trends;
•	the impact of initiatives by competitors and increased competition generally;
•	our ability to successfully expand into new and existing domestic and international markets;
•	risks associated with partnering in markets with franchisees or other investment partners with whom we have no prior history and whose interests may not align with ours;
•	risks associated with developing new restaurant concepts and our ability to open new concepts;
•	security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology systems;
•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;
•	negative publicity regarding food safety, health concerns and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;

•	our franchisees’ adherence to the terms of the franchise agreement;
•	potential fluctuation in our quarterly operating results due to seasonality and other factors;
•	supply and delivery shortages or interruptions;
•	our ability to adequately protect our intellectual property;
•	volatility of actuarially determined self-insurance losses and loss estimates;
•	adoption of new, or changes in existing, accounting policies and practices;
•	changes in and/or interpretations of federal and state tax laws;
•	adverse weather conditions which impact guest traffic at our restaurants; and
•	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

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

General Development of Business

The Company is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 549 restaurants in 49 states and seven foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 26, 2017, we owned and operated 462 restaurants and franchised an additional 70 domestic restaurants and 17 international restaurants.

Financial Information about Operating Segments

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers, and possessing similar pricing structures, resulting in similar long‑term expected financial performance characteristics. Each of our 462 company restaurants is considered an operating segment.

Narrative Description of Business

Of the 462 restaurants we owned and operated at the end of 2017, we operated 440 as Texas Roadhouse restaurants and 20 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment. In 2018, we plan to open approximately 30 company restaurants.  While the majority of our restaurant growth in 2018 will be Texas Roadhouse restaurants, we currently expect to open up to seven Bubba’s 33 restaurants.  Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Texas Roadhouse is a moderately priced, full‑service, casual dining restaurant concept offering an assortment of specially seasoned and aged steaks hand‑cut daily on the premises and cooked to order over open grills. In addition to steaks, we also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. The majority of our entrées include two made‑from‑scratch side items, and we offer all our guests a free unlimited supply of roasted in‑shell peanuts and fresh baked yeast rolls.

Bubba’s 33 is a family-friendly, sports restaurant concept featuring scratch-made food, ice cold beer and signature drinks. Our menu features burgers, pizza and wings as well as a wide variety of appetizers, sandwiches and dinner entrées. Our first Bubba’s 33 restaurant opened in May 2013 in Fayetteville, North Carolina.

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

•

Offering performance‑based manager compensation.  We offer a performance‑based compensation program to our individual restaurant managers and multi‑restaurant operators, who are called "managing partners" and "market partners," respectively. Each of these partners earns a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre‑tax income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.

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

•

Offering attractive price points.  We offer our food and beverages at moderate price points that we believe are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. For example, at our Texas Roadhouse restaurants, our steak entrées, which include the choice of two side items, generally range from $9.99 to $10.99 for our 6‑ounce Sirloin to $26.99 for our 23‑ounce Porterhouse T‑Bone. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2017 was $16.83. Per guest average check represents restaurant sales divided by the number of guests served. We consider each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus.  At our Bubba’s 33 restaurants, our entrées range from $9.49 for our Classic Cheeseburger to $19.99 for our 16 inch Meaty Meaty pizza.

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

Unit Prototype and Economics

We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant‑level returns over time. Our current prototypical Texas Roadhouse restaurants consist of a freestanding building with approximately 7,100 to 7,500 square feet of space constructed on sites of approximately 1.7 to 2.0 acres or retail pad sites, with seating of approximately 58 to 68 tables for a total of 270 to 300 guests, including 18 bar seats, and parking for approximately 160 vehicles either on‑site or in combination with some form of off‑site cross parking arrangement. Our current prototypes are adaptable to in‑line and end‑cap locations and/or spaces within an enclosed mall or a shopping center.  Our prototypical Bubba’s 33 restaurant remains under development as we continue to open additional restaurants.  We expect most future Bubba’s 33 restaurants to range between 7,100 and 7,600 square feet depending on the location with seating for approximately 270 guests.

As of December 26, 2017, we leased 322 properties and owned 140 properties. Our 2017 average unit volume for all Texas Roadhouse company restaurants open before June 28, 2016 was $5.0 million. The time required for a new Texas Roadhouse restaurant to reach a steady level of cash flow is approximately three to six months. For 2017, the average capital investment, including pre‑opening expenses and a capitalized rent factor, for the 23 Texas Roadhouse company restaurants opened during the year was approximately $5.3 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,265,000	$750,000	$2,300,000
Building(2)	2,170,000	1,595,000	3,095,000
Furniture and Equipment	1,150,000	1,010,000	1,255,000
Pre-opening costs	660,000	425,000	1,165,000
Other(3)	5,000	—	75,000
Total	$5,250,000

(1)	Represents the average cost for land acquisitions or 10x’s initial base rent in the event the land is leased.
(2)	Includes site work costs.
(3)	Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

Our average capital investment for Texas Roadhouse restaurants opened in 2016 and 2015 was $5.0 million and $4.7 million, respectively. The increase in our 2017 average capital investment was primarily due to higher building costs at certain more expensive locations. We expect our average capital investment for restaurants to be opened in 2018 to be approximately $5.3 million.

Our average capital investment for the Bubba’s 33 restaurants opened in 2017, 2016 and 2015 was $6.1 million, $6.5 million and $6.1 million, respectively. The decrease in our 2017 average capital investment was primarily due to lower costs associated with a smaller prototype. We expect our average capital investment for restaurants to be opened in 2018 to be approximately $6.8 million. The increase in our 2018 average capital investment is primarily due to higher costs at one urban site in New Jersey as well as higher rent and pre-opening costs. We continue to evaluate our Bubba’s 33 prototype.

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

Site Selection

We continue to refine our site selection process. In analyzing each prospective site, our real estate team, as well as our restaurant market partners, devotes significant time and resources to the evaluation of local market demographics, population density, household income levels and site‑specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities, traffic counts and parking. We work actively with real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. We typically require three to six months to locate, approve and control a restaurant site and typically six to 12 additional months to obtain necessary permits. Upon receipt of permits, we require approximately four to five months to construct, equip and open a restaurant.

Existing Restaurant Locations

As of December 26, 2017, we had 462 company restaurants and 87 franchise restaurants in 49 states and seven foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	8	—	8
Alaska	2	—	2
Arizona	17	—	17
Arkansas	4	—	4
California	3	7	10
Colorado	15	1	16
Connecticut	5	—	5
Delaware	2	2	4
Florida	30	1	31
Georgia	7	6	13
Idaho	5	—	5
Illinois	15	—	15
Indiana	18	8	26
Iowa	9	—	9
Kansas	5	1	6
Kentucky	11	2	13
Louisiana	9	1	10
Maine	3	—	3
Maryland	7	6	13
Massachusetts	10	1	11
Michigan	14	3	17
Minnesota	4	—	4
Mississippi	3	—	3
Missouri	14	—	14
Montana	—	1	1
Nebraska	3	1	4
Nevada	1	—	1
New Hampshire	3	—	3
New Jersey	7	—	7
New Mexico	5	—	5
New York	18	—	18
North Carolina	18	—	18
North Dakota	2	1	3
Ohio	30	2	32
Oklahoma	7	—	7
Oregon	2	—	2
Pennsylvania	23	6	29
Rhode Island	3	—	3
South Carolina	2	6	8
South Dakota	2	—	2
Tennessee	13	2	15
Texas	63	5	68
Utah	9	1	10
Vermont	1	—	1
Virginia	15	—	15
Washington	1	—	1
West Virginia	2	3	5
Wisconsin	10	3	13
Wyoming	2	—	2
Total domestic restaurants	462	70	532
Bahrain	—	1	1
Kuwait	—	3	3
Philippines	—	2	2
Qatar	—	2	2
Saudi Arabia	—	1	1
Taiwan	—	3	3
United Arab Emirates	—	5	5
Total international restaurants	—	17	17
Total system-wide restaurants	462	87	549

Food

Menu.  Our restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. At Texas Roadhouse restaurants, our dinner entrée prices generally range from $8.99 to $26.99. We offer a broad assortment of specially seasoned and aged steaks, all cooked over open grills and all but one hand‑cut daily on the premises. We also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include unlimited peanuts, fresh baked yeast rolls and most include the choice of two made‑from‑scratch sides.  Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Rattlesnake Bites®". We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées served with one side item and a beverage at prices generally between $3.99 and $8.99.  At Bubba’s 33 restaurants, our menu prices, excluding appetizers, generally range from $9.49 to $19.99.  We offer a broad assortment of wings, sandwiches, pizzas and burgers, including our signature bacon grind patty.  In addition, we also offer our guests a selection of chicken, beef and seafood.  Our Bubba’s 33 restaurants also offer an extensive selection of draft beer.  We provide a "12 & Under" menu for children at our Bubba’s 33 restaurants that includes a selection of items, including a beverage, at prices generally between $3.99 and $5.99.

Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer, major brands of liquor and wine as well as made in-house margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages at our Texas Roadhouse restaurants accounted for 10.5% of restaurant sales in fiscal 2017.

We strive to maintain a consistent menu at our restaurants over time. We continually review our menu to consider enhancements to existing menu items or the introduction of new items. We change our menu only after guest feedback and an extensive study of the operational and economic implications. To maintain our high levels of food quality and service, we generally remove one menu item for every new menu item introduced to facilitate our ability to execute high quality meals on a focused range of menu items.

Food Quality and Safety.  We are committed to serving a varied menu of high quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to promote consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each domestic Texas Roadhouse restaurant, a trained meat cutter hand cuts our steaks and other restaurant employees prepare our side items and yeast rolls from scratch in the restaurants daily. At both Texas Roadhouse and Bubba’s 33 restaurants, we assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency, speed and food safety. Additionally, we expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, appearance and presentation.

We employ a team of product coaches whose function is to provide continual, hands‑on training and education to the kitchen staff in our restaurants for the purpose of reinforcing food quality, recipe consistency, food preparation procedures, food safety and sanitation standards, food appearance, freshness and portion size. The product coach team supports substantially all restaurants system‑wide.

Food safety is of utmost importance to us. We currently utilize several programs to help facilitate adherence to proper food preparation procedures and food safety standards including our daily taste and temperature procedures. We have a food team whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to promote compliance with food safety guidelines. As a requirement of our quality assurance process, primary food items purchased from qualified vendors have been inspected by reputable, outside inspection services confirming that the vendor is compliant with United States Food and Drug Administration ("FDA") and United States Department of Agriculture ("USDA") guidelines.

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

Service

Service Quality.  We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. We employ a team of service coaches whose function is to provide consistent, hands‑on training and education to our managers and service staff in our restaurants for the purpose of reinforcing service quality and consistency, staff attitude and team work and manage interaction in the dining room.

Guest Satisfaction.  Through the use of guest surveys, our websites, "texasroadhouse.com" and "bubbas33.com," a toll‑free guest response telephone line, social media, and personal interaction in the restaurant, we receive valuable feedback from guests. Additionally, we employ an outside service to administer a "Secret Shopper" program whereby trained individuals periodically dine and comprehensively evaluate the guest experience at each of our domestic restaurants. Particular attention is given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. The resulting reports are used for follow up training and providing feedback to both staff and management. We continue to evaluate and implement processes relating to guest satisfaction, including reducing guest wait times and improving host interaction with the guest.

Atmosphere.  The atmosphere of our restaurants is intended to appeal to broad segments of the population including children, families, couples, adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere. The interiors feature pine and stained concrete floors and are decorated with hand‑painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display‑baking area, where our fresh baked yeast rolls are prepared, and a meat cooler displaying fresh cut steaks. While waiting for a table, guests can enjoy complimentary roasted in‑shell peanuts and upon being seated at a table, guests can enjoy fresh baked yeast rolls along with roasted in‑shell peanuts.  Our Bubba’s 33 restaurants feature walls lined with televisions playing a variety of sports events and music videos and are decorated with sports jerseys, neon signs and other local flair.

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

Our managing and market partners are generally required to have significant experience in the full‑service restaurant industry and are generally hired at a minimum of nine to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management employees are required to complete an extensive training program of up to 20 weeks, which includes training for every position in the restaurant. Trainees are validated at pre‑determined points during their training by a market partner, managing partner, product coach and service coach.

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

Local Restaurant Marketing.  Given our strategy to be a neighborhood destination, local restaurant marketing is integral in developing brand awareness in each market. Managing partners are encouraged to participate in creative community‑based marketing. We also engage in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs. We employ marketing coordinators at the restaurant and market level to develop and execute the majority of the local marketing strategies.

In‑restaurant Marketing.  A significant portion of our marketing fund is spent communicating with our guests inside our restaurants through point of purchase materials. We believe special promotions such as Valentine’s Day and Mother’s Day drive notable repeat business. Our eight‑week holiday gift card campaign is one of our most impactful promotions.

Advertising.  Our restaurants do not rely on national advertising to promote the brand. Earned media on a local level is a critical part of our strategy that features our products and people. Our restaurants use a permission‑based email loyalty program, as well as social media and digital marketing, to promote the brand and engage with our guests. Our approach to media aligns with our focus on local store marketing and community involvement.

Restaurant Franchise Arrangements

Franchise Restaurants.    As of December 26, 2017, we had 22 franchisees that operated 87 Texas Roadhouse restaurants in 23 states and seven foreign countries. Domestically, franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States.  We are currently not accepting new domestic franchisees.  Approximately 75% of our franchise restaurants are operated by nine franchisees and no franchisee operates more than 13 restaurants.

Our standard domestic franchise agreement has a term of 10 years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of domestic franchise agreement generally requires the franchisee to pay a royalty fee of 4.0% of gross sales. We may, at our discretion, waive or reduce the royalty fee on a temporary or permanent basis. "Gross sales" means the total selling price of all services and products related to the restaurant. Gross sales do not include:

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries. In 2010, we entered into an agreement for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a 10-year period.  In 2015, we amended our agreement in the Middle East to add one additional country to the territory. In addition to the Middle East, we currently have signed franchise and/or development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines, Mexico, China and South Korea. We currently have 12 restaurants open in five countries in the Middle East, three restaurants open in Taiwan and two in the Philippines for a total of 17 restaurants in seven foreign countries.  For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. The term of the agreements may be extended. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor‑provided services to each franchisee.

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

Management Services.  We provide management services to 24 of the franchise restaurants in which we and/or our founder have an ownership interest and six additional franchise restaurants in which neither we nor our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services, restaurant employees and employee benefits on a pass‑through cost basis. In addition, we receive a monthly fee from eight franchise restaurants in which we have an ownership interest and 16 franchise restaurants in which neither we nor our founder have an ownership interest for providing payroll and accounting services.

Information Technology

All of our company restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, period, quarterly and year‑to‑date basis and beyond, on a company‑wide, regional or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provides a detailed analysis of sales and costs. These monthly profit and loss statements are compared both to the restaurant‑prepared reports and to prior periods. Restaurant hardware and software support for all of our restaurants is provided and coordinated from the restaurant Support Center in Louisville, Kentucky. Currently, we utilize cable, digital subscriber lines (DSL) or T‑1 technology at the restaurant level, which serves as a high‑speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processors. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off‑site, maintaining a redundant data center, testing the disaster recovery plan and providing on‑site power backup.

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

Competition

Competition in the restaurant industry is intense. We compete with well-established food service companies on the basis of taste, quality and price of the food offered, service, atmosphere, location, take-out and delivery options and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well‑capitalized national restaurant companies. We also face competition from meal kit delivery services as well as the supermarket industry. In addition, improving product offerings of fast casual and quick‑service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. Although we believe that we compete favorably with respect to each of the above factors, other restaurants and retail establishments compete for the same casual dining guests, quality site locations and restaurant‑level employees as we do. We expect intense competition to continue in all of these areas.

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

Each of our restaurants is subject to permitting and licensing requirements and regulations by a number of government authorities, which may include, among others, alcoholic beverage control, health and safety, sanitation, labor, zoning and public safety agencies in the state and/or municipality in which each restaurant is located.  The development and operation of restaurants depends on selecting and acquiring suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations.  In addition to domestic regulations, our international business exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling.  We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans-fat, salt and allergen content.  Several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another and many of which may be superseded by the new federal regulations under the Patient Protection and Affordable Care Act of 2010 ("PPACA") which are scheduled to go into effect on May 7, 2018.  However, future regulatory action is expected as a result of the current political environment which may result in changes to the federal nutritional disclosure requirements.

In 2017, the sale of alcoholic beverages accounted for 10.5% of our Texas Roadhouse restaurant sales.  In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority, and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises.  These licenses or permits must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.  The failure of a restaurant to obtain or retain these licenses or permits would have a material adverse effect on the restaurant’s operations.  We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Consistent with industry standards, we carry liquor liability coverage as part of our existing comprehensive general liability insurance as well as excess umbrella coverage.

Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tipped wage requirements, overtime pay, health benefits, unemployment tax rates, workers’ compensation rates, work eligibility requirements, working conditions, safety standards, and hiring and employment practices.  We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage.  In 2016, the Department of Labor published changes related to the Fair Labor Standards Act ("FLSA") which resulted in changes to the threshold for overtime pay.  The changes were scheduled to go into effect on December 1, 2016, however, in late November, a federal judge blocked the implementation.  Despite the injunction, we continued with the implementation of changes to our overtime policies as originally planned.  We have implemented the provisions of the PPACA as it relates to health care reform and related rules and regulations and continue to monitor the impact of this law on our business.  We anticipate that additional legislation increasing minimum and/or tipped wage standards will be enacted in future periods and in other jurisdictions.  Further regulatory action is also expected as a result of the current political environment which may result in changes to healthcare eligibility, design and cost structure.

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

Employees

As of December 26, 2017, we employed approximately 56,300 people in the company restaurants we own and operate and our corporate Support Center. This amount includes 588 executive and administrative personnel and 2,160 restaurant management personnel, while the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part‑time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	62	Chairman and Chief Executive Officer
Scott M. Colosi	53	President and Chief Financial Officer
Celia P. Catlett	41	General Counsel and Corporate Secretary
S. Chris Jacobsen	52	Chief Marketing Officer

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

A number of factors have historically affected, and will continue to affect, our average unit volume and comparable restaurant sales growth, including, among other factors:

•	consumer awareness and understanding of our brands;
•	our ability to execute our business strategy effectively;
•	unusual initial sales performance by new restaurants;
•	competition, either from our competitors in the restaurant industry or our own restaurants;
•	the impact of inclement weather, natural disasters and other calamities;
•	consumer trends and seasonality;
•	our ability to increase menu prices without adversely impacting guest traffic counts or per person average check growth;
•	introduction of new menu items;
•	negative publicity regarding food safety, health concerns, quality of service, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use; and
•	effects of actual or threatened terrorist attacks.

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

The development of new restaurant concepts may not be as successful as our experience in the development of the Texas Roadhouse concept domestically.  In May 2013, we launched a new concept, Bubba’s 33, a family-friendly, sports restaurant, which currently has lower brand awareness and less operating experience than most Texas Roadhouse restaurants and a higher initial investment cost.  As a result, the development of the Bubba’s 33 concept may not contribute to our average unit volume growth and/or profitability in a meaningful way.  As of December 26, 2017, we have expanded the concept to 20 restaurants and expect to open up to seven additional locations in 2018.  However, we can provide no assurance that new units will be accepted in the markets targeted for the expansion of this concept or that we will be able to achieve our targeted returns when opening new locations.  In the future, we may determine not to move forward with any further expansion of Bubba’s 33 or other concepts.  These decisions could limit our overall long-term growth.  Additionally, expansion of Bubba’s 33 or other concepts might divert our management’s attention from other business concerns and could have an adverse impact on our core Texas Roadhouse business.

Our expansion into international markets may present increased economic, political, regulatory and other risks.

As of December 26, 2017, our operations include 17 Texas Roadhouse franchise restaurants in seven countries outside the United States, and we expect to have further international expansion in the future.  The entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically or any success we have had in international restaurants.  In addition, operating in international markets may require significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

•	the need to adapt our brand for specific cultural and language differences;
•	new and different sources of competition;
•	the ability to identify appropriate business partners;
•	difficulties and costs associated with staffing and managing foreign operations;
•	difficulties in adapting and sourcing product specifications for international restaurant locations;
•	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;
•	difficulties in complying with local laws, regulations, and customs in foreign jurisdictions;
•	unexpected changes in regulatory requirements;
•	political or social unrest, economic instability and destabilization of a region;
•	effects of actual or threatened terrorist attacks;
•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;
•	differences in enforceability of intellectual property and contract rights;
•	adverse tax consequences;
•	profit repatriation and other restrictions on the transfer of funds; and
•	different and more stringent user protection, data protection, privacy and other laws.

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

Acquisition of existing restaurants from our domestic franchisees and other strategic transactions may have unanticipated consequences that could harm our business and our financial condition.

We plan to opportunistically acquire existing restaurants from our domestic franchisees over time.  Additionally, from time to time, we evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and obtain appropriate financing.

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

Approximately 14% of our company restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

As of December 26, 2017, we operated a total of 63 company restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters.

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

•	profitability of our restaurants, particularly in new markets;
•	changes in interest rates;

•	the impact of litigation, including negative publicity;
•	increases and decreases in average unit volume and comparable restaurant sales growth;
•	impairment of long‑lived assets, including goodwill, and any loss on restaurant relocations or closures;
•	general economic conditions which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;
•	negative publicity regarding food safety, health concerns and other food and beverage related matters, including the integrity of our or our suppliers’ food processing;
•	negative publicity relating to the consumption of beef or other products we serve;
•	changes in consumer preferences and competitive conditions;
•	expansion to new domestic and/or international markets;
•	adverse weather conditions which impact guest traffic at our restaurants;
•	increases in infrastructure costs;
•	adoption of new, or changes in existing, accounting policies or practices;
•	changes in and/or interpretations of federal and state tax laws;
•	actual self-insurance claims varying from actuarial estimates;
•	fluctuations in commodity prices;
•	competitive actions; and
•	the impact of inclement weather, natural disasters and other calamities.

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

We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage.  We anticipate that additional legislation increasing minimum and/or tipped wage standards will be enacted in future periods and in other jurisdictions.  In 2016, the Department of Labor published changes related to the FLSA which resulted in changes to the threshold for overtime pay.  The changes were scheduled to go into effect on December 1, 2016, however, in late November, a federal judge blocked the implementation.  Despite the injunction, we continued with the implementation as originally defined by the Department of Labor.  We have implemented the provisions of the PPACA as it relates to health care reform and related rules and regulations and continue to monitor the impact of this law on our business. Further regulatory action is expected as a result of the current political environment which may result in changes to healthcare eligibility, design and cost structure.  Any increases in minimum or tipped wages or increases in employee benefits costs will result in higher labor costs.

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

During 2018 and beyond, the U.S. and global economies could suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we can charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, results of operations, financial condition or liquidity.

Our success depends on our ability to compete with many food service businesses.

The restaurant industry is intensely competitive. We compete with many well‑established food service companies on the basis of taste, quality and price of products offered, guest service, atmosphere, location, take-out and delivery options and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well‑capitalized national restaurant companies. We also face competition from the supermarket industry which offers "convenient" meals in the form of improved entrées and side dishes from the deli section. In addition, improving product offerings of fast casual and quick‑service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the casual dining segment of the restaurant industry better than we can. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail establishments for quality site locations and employees.

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

Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality and food safety, including food-borne illnesses.  In addition, consumer preferences may be impacted by current and future menu-labeling requirements.  A number of jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available. Nation-wide nutrition disclosure requirements included in the U.S. health care reform law are scheduled to go into effect as of May 7, 2018.  However future regulatory action is expected as a result of the current political environment which may result in changes to the nutrition disclosure requirements.  We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu‑labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The labeling requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concept or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Food safety and food‑borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety is a top priority, and we dedicate substantial resources to help our guests enjoy safe, quality food products. However, food‑borne illnesses and food safety issues occur in the food industry from time to time. Any report or publicity, whether true or not, linking us to instances of food‑borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenue and profits. In addition, instances of food‑borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our revenue and profits.

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

Some business processes are currently outsourced to third parties.  Such processes include information technology processes, gift card tracking, sales and authorization, credit card authorization and processing, insurance claims processing, payroll tax filings, check payment processing, and other accounting processes.  We also continue to evaluate our other business processes to determine if additional outsourcing is a viable option to accomplish our goals.  We make a diligent effort to validate that all providers of outsourced services maintain customary internal controls, such as redundant processing facilities and adequate security frameworks to guard against breaches or data loss; however, there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services or internal controls over their processes could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

We may incur costs and adverse revenue consequences resulting from breaches of security related to confidential guest and/or employee information or the fraudulent use of credit cards.

The nature of our business involves the receipt and storage of information about our guests and employees. Hardware, software or other applications we develop and procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery or other forms of deceiving our employees or vendors. In addition, we accept electronic payment cards for payment in our restaurants. During 2017, approximately 78% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card along with employee information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of alleged theft of guest and/or employee information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could have a material adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may result in material adverse revenue consequences for us and our restaurants.

On October 1, 2015, the payment card industry began to shift liability for certain transactions to retailers who are not able to accept Europay, Mastercard, and Visa ("EMV") chip card transactions.   We are still assessing the impact of the implementation of EMV.  Until the implementation of EMV chip card technology is completed by us, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to higher transaction fees, which could have an adverse effect on our business, financial condition and cash flows.

We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants and compliance with governmental laws and regulations could adversely affect our operating results.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time, sometimes without notice to us. The failure to obtain and maintain these licenses, permits and approvals, including liquor licenses, could adversely affect our operating results. Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may revoke, suspend or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations.

In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tipped wage requirements, overtime pay, health benefits, unemployment tax rates, workers’ compensation rates, work eligibility requirements and working conditions. A number of factors could adversely affect our operating results, including:

•	additional government‑imposed increases in minimum and/or tipped wages, overtime pay, paid leaves of absence, sick leave, and mandated health benefits;
•	increased tax reporting and tax payment requirements for employees who receive gratuities;
•	any failure of our employees to comply with laws and regulations governing citizenship or residency requirements resulting in disruption of our work force and adverse publicity;
•	a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements; and
•	increased employee litigation including claims under federal and/or state wage and hour laws.

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

Our ability to fund our operating plans and to implement our capital allocation strategies depends on sufficient cash flow from operations and/or other financing, including the use of funding under our amended revolving credit facility.  We also may seek access to the debt and/or equity capital markets.  There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all.  Our capital allocation strategies include, but are not limited to, new restaurant development, payment of dividends, refurbishment of existing restaurants, repurchases of our common stock and franchise acquisitions.  If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected.  In addition, these disruptions or a negative effect on our revenues could affect our ability to borrow or comply with our covenants under our amended revolving credit facility.  If we are unable to raise additional capital, our growth could be impeded.

Our existing credit facility limits our ability to incur additional debt.

The lenders’ obligation to extend credit under our amended revolving credit facility depends on our maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. If we are unable to maintain these ratios, we would be unable to obtain additional financing under this amended revolving credit facility. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants.  If we are unable to borrow additional capital, our growth could be impeded.

We may be required to record additional impairment charges in the future.

In accordance with accounting guidance as it relates to the impairment of long‑lived assets, we make certain estimates and projections with regard to company restaurant operations, as well as our overall performance in connection with our impairment analyses for long‑lived assets. When impairment triggers are deemed to exist for any company restaurant, the estimated undiscounted future cash flows for the restaurant are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge would be recorded equal to the difference between the carrying value and the estimated fair value.

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

Payment of cash dividends on our common stock is subject to compliance with applicable laws and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, business prospects and other factors that our Board of Directors may deem relevant.  Although we have paid dividends in the past, there can be no assurance that we will continue to pay any dividends in the future.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our common stock.

We value constructive input from our stockholders and the investment community.  Our Board of Directors and management team are committed to acting in the best interests of all of our stockholders.  There is no assurance that the actions taken by our Board of Directors and management in seeking to maintain constructive engagement with our stockholders will be successful.

Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees.  Such activities could interfere with our ability to execute our strategic plan.  The perceived uncertainties as to our future direction also resulting from activist strategies could also affect the market price and volatility of our common stock.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under leases with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 26, 2017, we leased 100,546 square feet. Our leases expire December 31, 2030 including all applicable extensions. Of the 462 company restaurants in operation as of December 26, 2017, we owned 140 locations and leased 322 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	5	8
Alaska	—	2	2
Arizona	6	11	17
Arkansas	—	4	4
California	1	2	3
Colorado	7	8	15
Connecticut	—	5	5
Delaware	1	1	2
Florida	7	23	30
Georgia	3	4	7
Idaho	1	4	5
Illinois	2	13	15
Indiana	12	6	18
Iowa	2	7	9
Kansas	2	3	5
Kentucky	4	7	11
Louisiana	2	7	9
Maine	—	3	3
Maryland	—	7	7
Massachusetts	1	9	10
Michigan	3	11	14
Minnesota	1	3	4
Mississippi	1	2	3
Missouri	2	12	14
Nebraska	1	2	3
Nevada	—	1	1
New Hampshire	2	1	3
New Jersey	—	7	7
New Mexico	1	4	5
New York	3	15	18
North Carolina	5	13	18
North Dakota	—	2	2
Ohio	12	18	30
Oklahoma	2	5	7
Oregon	—	2	2
Pennsylvania	3	20	23
Rhode Island	—	3	3
South Carolina	—	2	2
South Dakota	1	1	2
Tennessee	—	13	13
Texas	36	27	63
Utah	—	9	9
Vermont	—	1	1
Virginia	6	9	15
Washington	—	1	1
West Virginia	1	1	2
Wisconsin	4	6	10
Wyoming	2	—	2
Total	140	322	462

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

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH. Dividend information and the quarterly high and low sales prices of our common stock by quarter were as follows:

			Dividends
	High	Low	Declared
Year ended December 26, 2017
First Quarter	$49.69	$40.28	$0.21
Second Quarter	$51.91	$43.59	$0.21
Third Quarter	$51.74	$44.29	$0.21
Fourth Quarter	$55.99	$47.70	$0.21
Year ended December 27, 2016
First Quarter	$43.76	$33.80	$0.19
Second Quarter	$46.81	$40.51	$0.19
Third Quarter	$49.00	$40.32	$0.19
Fourth Quarter	$50.51	$37.23	$0.19

The number of holders of record of our common stock as of February 14, 2018 was 213.

On February 16, 2018, our Board of Directors authorized the payment of a cash dividend of $0.25 per share of common stock. This payment will be distributed on March 29, 2018, to shareholders of record at the close of business on March 14, 2018. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10‑K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. For the 52 weeks ended December 26, 2017, we did not repurchase any shares of common stock.  As of December 26, 2017, we had approximately $69.9 million remaining under our authorized repurchase program.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012. All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

Since commencing our repurchase program in 2008, we have repurchased a total of 14,844,851 shares of common stock at a total cost of $216.6 million through December 26, 2017 under authorizations from our Board of Directors.

Stock Performance Graph

The following graph sets forth cumulative total return experienced by holders of the Company’s common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the five year period ended December 26, 2017, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 25, 2012 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since December 25, 2012

Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/25/2012	12/31/2013	12/30/2014	12/29/2015	12/27/2016	12/26/2017
Texas Roadhouse, Inc.	$100.00	$165.28	$200.83	$214.39	$294.65	$339.83
Russell 3000	$100.00	$130.98	$146.09	$144.94	$159.51	$191.62
Russell 3000 Restaurant	$100.00	$126.73	$132.96	$157.26	$163.51	$194.51

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected consolidated financial data as of and for the years 2017, 2016, 2015, 2014 and 2013 from our audited consolidated financial statements.

The Company utilizes a 52 or 53 week accounting period that typically ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2013 was 53 weeks in length while fiscal years 2017, 2016, 2015 and 2014 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales	$2,203,017	$1,974,261	$1,791,446	$1,568,556	$1,410,118
Franchise royalties and fees	16,514	16,453	15,922	13,592	12,467
Total revenue	2,219,531	1,990,714	1,807,368	1,582,148	1,422,585
Income from operations	186,206	171,900	144,565	130,449	119,715
Income before taxes	186,117	171,756	144,247	129,967	118,227
Provision for income taxes	48,581	51,183	42,986	38,990	34,140
Net income including noncontrolling interests	$137,536	$120,573	$101,261	$90,977	$84,087
Less: Net income attributable to noncontrolling interests	6,010	4,975	4,367	3,955	3,664
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$131,526	$115,598	$96,894	$87,022	$80,423
Net income per common share:
Basic	$1.85	$1.64	$1.38	$1.25	$1.15
Diluted	$1.84	$1.63	$1.37	$1.23	$1.13
Weighted average shares outstanding(1):
Basic	70,989	70,396	70,032	69,719	70,089
Diluted	71,527	71,052	70,747	70,608	71,362

Cash dividends declared per share	$0.84	$0.76	$0.68	$0.60	$0.48

	Fiscal Year
	2017	2016	2015	2014	2013
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$150,918	$112,944	$59,334	$86,122	$94,874
Total assets	1,330,623	1,179,971	1,032,706	943,142	877,644
Long-term debt and obligations under capital leases, net of current maturities	51,981	52,381	25,550	50,693	50,990
Total liabilities	479,232	421,729	355,524	328,186	283,784
Noncontrolling interests	12,312	8,016	7,520	7,064	6,201
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity(2)	$839,079	$750,226	$669,662	$607,892	$587,659
Selected Operating Data (unaudited):
Restaurants:
Company-Texas Roadhouse	440	413	392	368	345
Company-Bubba’s 33	20	16	7	3	1
Company-Other	2	2	2	1	—
Franchise - Domestic	70	73	72	70	70
Franchise - International	17	13	10	9	4
Total	549	517	483	451	420
Company restaurant information:
Store weeks	23,274	21,583	20,020	18,565	17,426
Comparable restaurant sales growth(3)	4.5%	3.5%	7.2%	4.7%	3.4%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth(3)	4.5%	3.6%	7.2%	4.7%	3.4%
Average unit volume(4)	$4,973	$4,805	$4,664	$4,355	$4,186
Net cash provided by operating activities	$286,373	$257,065	$227,941	$191,713	$173,836
Net cash used in investing activities	$(178,156)	$(164,738)	$(173,203)	$(124,240)	$(111,248)
Net cash used in financing activities	$(70,243)	$(38,717)	$(81,526)	$(76,225)	$(49,460)

(1)	See note 11 to the Consolidated Financial Statements.
(2)	See note 10 to the Consolidated Financial Statements.
(3)

Comparable restaurant sales growth reflects the change in sales over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period, excluding sales from restaurants closed during the period.

(4)

Average unit volume represents the average annual restaurant sales from Texas Roadhouse company restaurants open for a full six months before the beginning of the period measured, excluding sales from restaurants closed during the period. Although 2013 contained 53 weeks, for comparative purposes, 2013 average unit volume was adjusted to a 52 week basis. Additionally, average unit volume of company restaurants for 2016, 2014 and 2013 in the table above was adjusted to reflect the restaurant sales of any acquired franchise restaurants.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F‑1 to F‑26), "Forward‑looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 549 restaurants in 49 states and seven foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high‑quality, affordable meals served with friendly, attentive service. As of December 26, 2017, our 549 restaurants included:

•

462 "company restaurants," of which 444 were wholly‑owned and 18 were majority‑owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly‑owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income. Of the 462 restaurants we owned and operated at the end of 2017, we operated 440 as Texas Roadhouse restaurants and operated 20 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment.

•

87 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 24 franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants operated as Texas Roadhouse restaurants.  Of the 87 franchise restaurants, 70 are domestic restaurants and 17 are international restaurants.

We have contractual arrangements which grant us the right to acquire at pre‑determined formulas (i) the remaining equity interests in 16 of the 18 majority‑owned company restaurants and (ii) 67 of the domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that typically ends on the last Tuesday in December. Fiscal years 2017, 2016 and 2015 were 52 weeks in length, while the quarters for those years were 13 weeks in length.

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

In 2017, we opened 27 company restaurants while our franchise partners opened five restaurants.  We currently plan to open approximately 30 company restaurants in 2018 including up to seven Bubba’s 33 restaurants. In addition, we anticipate our existing franchise partners will open as many as six, primarily international, Texas Roadhouse restaurants in 2018.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2017, including pre‑opening expenses and a capitalized rent factor, was $5.3 million.  We expect our average capital investment for Texas Roadhouse restaurants opening in 2018 to be approximately $5.3 million.  For 2017, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the four Bubba’s 33 restaurants opened during the year was $6.1 million.  We expect our average capital investment for Bubba’s 33 restaurants opening in 2018 to be approximately $6.8 million.  The increase in our 2018 average capital investment for our Bubba’s 33 restaurants is primarily due to higher costs at one urban site in New Jersey as well as higher rent and pre-opening costs.  We continue to evaluate our Bubba’s 33 prototype.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries. In 2010, we entered into an agreement for the development of Texas Roadhouse restaurants in eight countries in the Middle East over a 10-year period.  In 2015, we amended our agreement in the Middle East to add one additional country to the territory. In addition to the Middle East, we currently have signed franchise and/or development agreements for the development of Texas Roadhouse restaurants in Taiwan, the Philippines, Mexico, China and South Korea. We currently have 12 restaurants open in five countries in the Middle East, three restaurants open in Taiwan and two in the Philippines for a total of 17 restaurants in seven foreign countries.  For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. The term of the agreements may be extended. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor‑provided services to each franchisee.

Maintaining and/or Improving Restaurant Level Profitability.  We plan to maintain, or possibly increase, restaurant level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative from income from operations.  See further discussion of restaurant margin below.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long‑term success. This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant sales, in any given year, depending on the level of inflation we experience. In addition to restaurant margin, as a percentage of restaurant sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant level-profitability. In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats in certain restaurants.

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

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long‑term strategy includes increasing our regular quarterly dividend amount over time. On February 16,

2018, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program. Since then, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59. On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions. As of December 26, 2017, $69.9 million remains authorized for repurchase.

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

Managing partners and market partners are required, as a condition of employment, to sign a multi‑year employment agreement. The annual compensation of our managing partners and market partners includes a base salary plus a percentage of the pre‑tax income of the restaurant(s) they operate or supervise. Managing partners and market partners are eligible to participate in our equity incentive plan and, as a general rule, are required to make deposits of $25,000 and $50,000, respectively. Generally, the deposits are refunded after five years of service.

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

Comparable Restaurant Sales Growth.  Comparable restaurant sales growth reflects the change in sales for company restaurants over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants closed during the period. Comparable restaurant sales growth can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

Average Unit Volume.  Average unit volume represents the average annual restaurant sales for company restaurants open for a full six months before the beginning of the period measured excluding sales on restaurants closed during the period.  Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average.  At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

Store Weeks.  Store weeks represent the number of weeks that our company restaurants were open during the reporting period.

Restaurant Margin.    Restaurant margin (in dollars and as a percentage of restaurant sales) represents restaurant sales less restaurant-level operating costs, including cost of sales, labor, rent and other operating costs. Restaurant margin is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income from operations.  This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded.  Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance.  In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, including pre-opening and general and administrative expenses, but do not have a direct impact on restaurant-level operational efficiency and performance.  We also exclude depreciation and amortization expense, substantially all of which relates to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants.  We also exclude impairment and closure expense as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results.  Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry.  A reconciliation of income from operations to restaurant margin is included in the Results of Operations section below.

Other Key Definitions

Restaurant Sales.  Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the consolidated statements of income and comprehensive income.

Franchise Royalties and Fees.  Franchise royalties consist of royalties, as defined in our franchise agreement, paid to us by our domestic and international franchisees. Domestic and/or international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory. The terms of the international agreements may vary significantly from our domestic agreements.

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

Impairment and Closure Costs.  Impairment and closure costs include any impairment of long‑lived assets, including goodwill, and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as lease costs associated with closed or relocated restaurants.

General and Administrative Expenses.  General and administrative expenses ("G&A") are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth including advertising costs incurred less amounts remitted by franchise restaurants. Supervision and accounting fees received from certain franchise restaurants are offset against G&A. G&A also includes share‑based compensation expense related to executive officers, support center employees and area managers, including market partners and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan, as well as offsetting compensation expense.

Interest Expense, Net.  Net interest expense includes the cost of our debt or financing obligations including the amortization of loan fees, reduced by interest income and capitalized interest. Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.  As of December 26, 2017, December 27, 2016 and December 29, 2015, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants. Additionally, as of December 26, 2017, December 27, 2016 and December 29, 2015, we owned a 40% equity interest in four non‑Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority‑owned restaurants. Our consolidated subsidiaries at December 26, 2017 included 18 majority-owned restaurants, all of which were open.  At December 27, 2016 and December 29, 2015, our consolidated subsidiaries included 16 majority‑owned restaurants, all of which were open.

2017 Financial Highlights

Total revenue increased $228.8 million or 11.5% to $2.2 billion in 2017 compared to $2.0 billion in 2016 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Store weeks and comparable restaurant sales increased 7.8% and 4.5%, respectively, at company restaurants in 2017.

Restaurant margin increased $37.5 million to $406.4 million in 2017 from $368.9 million in 2016 while restaurant margin, as a percentage of restaurant sales, decreased 24 basis points to 18.4% in 2017 compared to 18.7% in 2016.  The decrease in restaurant margin, as a percentage of sales, was primarily due to higher labor costs as a result of higher average wage rates, current staffing initiatives, and a change in our compensation structure.  Higher labor costs were partially offset by commodity deflation of approximately 2.4% driven by lower food costs, primarily beef.

Net income increased $15.9 million or 13.8% to $131.5 million in 2017 compared to $115.6 million in 2016 primarily due to the increase in restaurant margin partially offset by higher G&A and depreciation costs.  G&A costs in 2017 included a pre-tax charge of $14.9 million ($9.2 million after-tax) related to the settlement of a legal matter. The impact of the legal charge was partially offset by a pre-tax charge recorded in 2016 of $7.3 million ($4.5 million after-tax) related to a separate legal matter.  Our income tax rate decreased to 26.1% from 29.8% in the prior year primarily due to the impact of new tax legislation, which resulted in a $6.5 million reduction in income tax expense.  Diluted earnings per share increased 13.0% to $1.84 from $1.63 in the prior year.

	Results of Operations
	Fiscal Year
	2017		2016		2015
	$	%	$	%	$	%
	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant sales	2,203,017	99.3	1,974,261	99.2	1,791,446	99.1
Franchise royalties and fees	16,514	0.7	16,453	0.8	15,922	0.9
Total revenue	2,219,531	100.0	1,990,714	100.0	1,807,368	100.0
Costs and expenses:
(As a percentage of restaurant sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	721,550	32.8	669,203	33.9	644,001	35.9
Labor	687,545	31.2	590,256	29.9	524,203	29.3
Rent	44,807	2.0	40,580	2.1	37,183	2.1
Other operating	342,702	15.6	305,290	15.5	275,296	15.4
(As a percentage of total revenue)
Pre-opening	19,274	0.9	19,547	1.0	19,116	1.1
Depreciation and amortization	93,499	4.2	82,964	4.2	69,694	3.9
Impairment and closure	654	NM	179	NM	974	0.1
General and administrative	123,294	5.6	110,795	5.6	92,336	5.1
Total costs and expenses	2,033,325	91.6	1,818,814	91.4	1,662,803	92.0
Income from operations	186,206	8.4	171,900	8.6	144,565	8.0
Interest expense, net	1,577	0.1	1,255	0.1	1,959	0.1
Equity income from investments in unconsolidated affiliates	(1,488)	(0.1)	(1,111)	(0.1)	(1,641)	(0.1)
Income before taxes	186,117	8.4	171,756	8.6	144,247	8.0
Provision for income taxes	48,581	2.2	51,183	2.6	42,986	2.4
Net income including noncontrolling interests	137,536	6.2	120,573	6.1	101,261	5.6
Net income attributable to noncontrolling interests	6,010	0.3	4,975	0.2	4,367	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	131,526	5.9	115,598	5.8	96,894	5.4

NM – Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	Fiscal Year
	2017	2016	2015

Income from operations	$ 186,206	$ 171,900	$ 144,565

Less:
Franchise royalties and fees	16,514	16,453	15,922

Add:
Pre-opening	19,274	19,547	19,116
Depreciation and amortization	93,499	82,964	69,694
Impairment and closure	654	179	974
General and administrative	123,294	110,795	92,336

Restaurant margin	$ 406,413	$ 368,932	$ 310,763

Restaurant margin $/store week	$ 17,462	$ 17,094	$ 15,523
Restaurant margin (as a percentage of restaurant sales)	18.4%	18.7%	17.3%

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 30, 2014	451	447	3	1
Company openings	29	24	4	1
Franchise openings - Domestic	2	2	—	—
Franchise openings - International	1	1	—	—
Balance at December 29, 2015	483	474	7	2
Company openings	30	21	9	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	3	3	—	—
Balance at December 27, 2016	517	499	16	2
Company openings	27	23	4	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	4	4	—	—
Balance at December 26, 2017	549	527	20	2

Restaurant Sales

Restaurant sales increased by 11.6% in 2017 compared to 2016 and increased 10.2% in 2016 compared to 2015. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	2017	2016	2015
Company Restaurants:
Increase in store weeks	7.8%	7.8%	7.8%
Increase in average unit volume	3.5	3.0	7.2
Other(1)	0.3	(0.6)	(0.8)
Total increase in restaurant sales	11.6%	10.2%	14.2%

Store weeks	23,274	21,583	20,020
Comparable restaurant sales growth	4.5%	3.5%	7.2%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.5%	3.6%	7.2%
Average unit volume (in thousands)	$4,973	$4,805	$4,664

Weekly sales by group:
Comparable restaurants (380, 358 and 330 units, respectively)	96,572	92,875	89,729
Average unit volume restaurants (27, 18 and 28 units, respectively)(2)	82,526	81,743	89,182
Restaurants less than six months old (33, 37 and 34 units for each period)	92,208	87,059	90,742

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

	2017	2016	2015
Guest traffic counts	3.6%	2.1%	5.4%
Per person average check	0.9%	1.4%	1.8%
Comparable restaurant sales growth	4.5%	3.5%	7.2%

The increase in our per person average check for the periods presented was primarily driven by menu price increases shown below, which were taken as a result of inflationary pressures, primarily commodities and/or labor.

Menu Price
Increases
Q4 2017	0.3%
Q2 2017	0.5%
Q4 2016	1.0%
Q4 2015	2.0%
Q4 2014	1.8%

In all periods presented, average guest check did not increase in line with the menu price increases implemented as guests shifted to lower menu price items and/or purchased fewer beverages.

In 2018, we plan to open approximately 30 company restaurants. While the majority of our restaurant growth in 2018 will be Texas Roadhouse restaurants, we currently expect to open up to seven Bubba’s 33 restaurants. We have either begun construction or have sites under contract for purchase or lease for 29 of our expected 2018 openings. In March 2018, we expect to implement a menu price increase of approximately 0.8%.

Franchise Royalties and Fees

Franchise royalties and fees increased $0.1 million or 0.4% in 2017 compared to 2016 and increased $0.5 million or 3.3% in 2016 compared to 2015.  The increases in both periods were attributed to an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants.  For 2017, the increase was partially offset by the loss of royalties associated with the acquisition of four franchise restaurants in Q1 2017.  For both 2017 and 2016, the increases were partially offset by a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.  In 2017, franchise comparable restaurant sales increased 2.9% which included an increase in domestic franchise comparable restaurant sales of 4.2%.  In 2016, franchise comparable restaurant sales increased 2.0% which included an increase in domestic franchise comparable restaurant sales of 3.3%.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

We anticipate our existing franchise partners will open as many as six, primarily international, Texas Roadhouse restaurants in 2018.

Restaurant Cost of Sales

Restaurant cost of sales, as a percentage of restaurant sales, decreased to 32.8% in 2017 from 33.9% in 2016 and from 35.9% in 2015.  These decreases in 2017 and 2016 were primarily attributed to commodity deflation and menu pricing actions. Operating efficiencies also contributed to the decrease in 2016. Commodity deflation of approximately 2.4% and 3.8% in 2017 and 2016, respectively, was driven by lower food costs, primarily beef.  Recent menu pricing actions are summarized in our discussion of restaurant sales above.

For 2018, we expect commodity costs to be relatively flat with fixed price contracts for approximately 45% of our overall food costs and the remainder subject to fluctuating market prices.

Restaurant Labor Expenses

Restaurant labor expense, as a percentage of restaurant sales, increased to 31.2% in 2017 compared to 29.9%.  This increase was primarily attributed to higher average wage rates, current staffing initiatives, and a change in our compensation structure, as discussed below, partially offset by the benefit from an increase in average unit volume.

In 2016, the Department of Labor published changes related to the Fair Labor Standards Act ("FLSA") which would have resulted in changes to the threshold for overtime pay.  The changes were scheduled to go into effect on December 1, 2016, however, in late November 2016 a federal judge blocked the implementation of the changes.  Despite the injunction, we continued with the implementation of changes to our overtime policies as originally planned.

Restaurant labor expense, as a percentage of restaurant sales, increased to 29.9% in 2016 compared to 29.3% in 2015.  The increase was primarily attributed to higher average wage rates and higher costs related to incentive bonus compensation, partially offset by the benefit from an increase in average unit volume.

In 2018, we anticipate our labor costs will be pressured by mid-single digit inflation due to increases in state-mandated minimum and tipped wage rates, ongoing labor market pressures and current staffing initiatives.  These increases may or may not be offset by additional menu price adjustments or guest traffic growth.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant sales, remained relatively unchanged at 2.0% in 2017 compared to 2.1% in both 2016 and 2015. In all periods presented, the benefit from an increase in average unit volume was offset by an increase in rent expense, as a percentage of restaurant sales, related to newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expense, as a percentage of restaurant sales, increased to 15.6% in 2017 from 15.5% in 2016.  The increase was primarily attributed to higher costs associated with credit card charges, general liability insurance and disaster claims as well as higher gift card fees and breakage.  These increases were partially offset by lower costs related to incentive compensation along with an increase in average unit volume. General liability insurance increased due to the reduction of costs recorded in the prior year from changes in our claims development history included in our quarterly actuarial reserve estimate.  Disaster claims increased due to hurricane related damage and costs related to other uninsured events.

Restaurant other operating expenses, as a percentage of restaurant sales, increased to 15.5% in 2016 from 15.4% in 2015.  This increase was primarily attributed to higher third party gift card fees and higher costs related to incentive compensation partially offset by an increase in average unit volume and lower costs associated with utilities.  Higher third party gift card fees were primarily due to the continued growth of our third-party gift card program while improved restaurant margins led to higher bonus expense.  Utility costs were lower primarily due to lower electricity and natural gas rates.

Restaurant Pre‑opening Expenses

Pre-opening expenses in 2017 decreased to $19.3 million from $19.5 million in 2016.  In 2016, pre-opening expenses increased to $19.5 million from $19.1 million in 2015. These changes are primarily due to the number of restaurant openings in a given year and the timing of restaurant openings. In 2017, we opened 27 company restaurants compared to 30 company restaurants in 2016 and 29 restaurants in 2015.  Pre‑opening costs will fluctuate from period to period based on the specific pre‑opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses ("D&A")

D&A, as a percentage of revenue, remained unchanged at 4.2% in 2017 compared to 2016. In 2016, D&A, as a percentage of revenue, increased to 4.2% from 3.9% in 2015.  In all periods presented, the increase in D&A is primarily due to increased investment in short-lived assets, such as equipment at existing restaurants, and higher depreciation, as a percentage of revenue, at new restaurants, offset by an increase in average unit volume.

Impairment and Closure Costs

Impairment and closure costs were $0.7 million, $0.2 million and $1.0 million in 2017, 2016 and 2015, respectively.  In 2017, we recorded $0.7 million of closure costs primarily related to the relocation of one restaurant.  In 2016 and 2015, we recorded $0.2 million and $1.0 million, respectively, of closure costs related to the relocation of three restaurants.  See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2017, 2016 and 2015.

General and Administrative Expenses ("G&A")

G&A, as a percentage of total revenue, remained flat at 5.6% in 2017 compared to 2016.  The benefit from an increase in average unit volume and lower incentive and shared-based compensation was offset by a pre-tax charge of $14.9 million ($9.2 million after-tax), or $0.13 per diluted share, related to legal fees and the settlement of a legal matter.  The impact of the legal charge was partially offset by a pre-tax charge recorded in 2016 of $7.3 million ($4.5 million after-tax) or $0.06 per diluted share, related to a separate legal matter.

G&A, as a percentage of total revenue, increased to 5.6% in 2016 from 5.1% in 2015.  This increase was primarily attributed to a pre-tax charge of $7.3 million ($4.5 million after-tax) related to the settlement of a legal matter, along with higher costs associated with incentive compensation expense partially offset by an increase in average unit volume.  The $7.3 million charge had a $0.06 impact on diluted earnings per share in 2016.

We are currently subject to various claims and contingencies that arise from time to time in the ordinary course of business, including those related to litigation, business transactions, employee-related matters and taxes, among others.  See note 12 to the Consolidated Financial Statements for further discussion of these matters.

Interest Expense, Net

Net interest expense increased to $1.6 million in 2017 compared to $1.3 million in 2016.  Net interest expense decreased to $1.3 million in 2016 compared to $2.0 million in 2015.  The increase in 2017 was primarily due to higher interest rates while the decrease in 2016 was primarily due to the expiration of our interest rate swaps.  See note 16 to the Consolidated Financial Statements for further discussion of interest rate swaps.

Income Taxes

Our effective tax rate decreased to 26.1% in 2017 compared to 29.8% in 2016 primarily due to the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation and new tax legislation that was enacted in late 2017.    As a result of the new guidance requirements, excess tax benefits and tax deficiencies from share-based compensation are recognized within the income tax provision.  During 2017, we recognized $3.4 million, or $0.05 per share, as an income tax benefit related to the new guidance requirements.    As a result of the new tax legislation, significant tax changes were enacted including a reduction of the federal corporate tax rate from 35.0% to 21.0% and changes in the federal taxes paid on foreign sourced earnings.  These changes are generally effective beginning with our fiscal year 2018.  During 2017, we recognized $3.1 million, or $0.04 per share, as an income tax benefit related to the new tax legislation which includes an income tax benefit of approximately $3.8 million to revalue our deferred tax balances as of the enactment date and an income tax expense of approximately $0.7 million related to our foreign operations.    This amount could be impacted as interpretations of the new tax legislation change.  See note 8 for a reconciliation of the statutory federal income tax rate to our effective tax rate.  For 2018, we expect the effective tax rate to be 15.0% to 16.0%.

Our effective tax rate remained unchanged at 29.8% in 2016 compared to 2015 primarily due to the benefit of lower state income tax rates which were offset by lower FICA tip credits as a percentage of pre-tax income.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year
	2017	2016	2015
Net cash provided by operating activities	$286,373	$257,065	$227,941
Net cash used in investing activities	(178,156)	(164,738)	(173,203)
Net cash used in financing activities	(70,243)	(38,717)	(81,526)
Net increase (decrease) in cash and cash equivalents	$37,974	$53,610	$(26,788)

Net cash provided by operating activities was $286.4 million in 2017 compared to $257.1 million in 2016.  The increase was primarily due to an increase in net income and non-cash items such as depreciation and amortization expense along with an increase in working capital. The increase in net income was primarily driven by an increase in comparable restaurant sales at existing restaurants, the continued opening of new restaurants and lower commodity costs, primarily beef, partially offset by higher labor and general and administrative expenses.  The increase in working capital was primarily due to an increase in cash flows related to a change in the timing of payments for accrued wages.

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

Net cash used in investing activities was $178.2 million in 2017 compared to $164.7 million in 2016.  The increase was primarily due to the acquisition of four franchise restaurants in Q1 2017 for an aggregate purchase price of $16.5 million.

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

We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of December 26, 2017, 140 of the 462 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants (in thousands):

	2017	2016	2015
New company restaurants	$109,626	$107,518	$117,283
Refurbishment of existing restaurants(1)	52,002	57,220	56,192
Total capital expenditures	$161,628	$164,738	$173,475

Restaurant-related repairs and maintenance expense(2)	$25,819	$22,368	$20,607

(1)	Includes capital expenditures related to support center office.
(2)	These amounts were recorded as an expense as incurred.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2018, we expect our capital expenditures to be approximately $165.0 million to $175.0 million, the majority of which will relate to planned restaurant openings, including approximately 30 restaurant openings in 2018. This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility. For 2018, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to pay dividends, as approved by our Board of Directors, repurchase common stock, and/or repay borrowings under our amended credit facility.

Net cash used in financing activities was $70.2 million in 2017 compared to $38.7 million in 2016.  The increase is primarily due to borrowings on our amended revolving credit facility that occurred in Q1 2016 and an increase in dividends paid.  These increases were partially offset by decreased spending on share repurchases, along with proceeds from noncontrolling interest contributions.

Net cash used in financing activities was $38.7 million in 2016 compared to $81.5 million in 2015.  The decrease was primarily due to an increase in borrowings on our amended revolving credit facility partially offset by higher dividend payments and lower proceeds from stock option exercises in 2016.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012. All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During 2017, we made no share repurchases and had $69.9 million remaining under our authorized stock repurchase program as of December 26, 2017.

We paid cash dividends of $58.2 million in 2017. On December 6, 2017, our Board of Directors authorized the payment of a regular quarterly cash dividend of $0.21 per share of common stock to shareholders of record at the close of business on December 13, 2017. This payment was distributed on December 29, 2017. On February 16, 2018, our Board of Directors authorized the payment of a quarterly cash dividend of $0.25 per share of common stock. This payment will be distributed on March 29, 2018 to shareholders of record at the close of business on March 14, 2018. The increase in the dividend per share amount reflects the increase in our regular annual dividend rate from $0.84 per share in 2017 to $1.00 per share in 2018. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

We paid distributions of $5.2 million to equity holders of all of our 18 majority-owned company restaurants in 2017 YTD.  In 2016, we paid distributions of $4.5 million to equity holders of all of our 16 majority-owned restaurants.

On August 7, 2017, we entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement") with respect to our revolving credit facility with a syndicate of commercial lenders led by JP Morgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo Bank, N.A.  The amended revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million with the option to increase the amended revolving credit facility by an additional $200.0 million subject to certain limitations.  The Amended Credit Agreement extends the maturity date of our revolving credit facility until August 5, 2022.

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted‑average interest rate for the amended revolving credit facility at December 26, 2017 and December 27, 2016 was 2.37% and 1.57%, respectively, including the impact of the interest rate swap which expired on January 7, 2016. At December 26, 2017, we had $50.0 million outstanding under our amended revolving credit facility and $142.5 million of availability, net of $7.5 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of December 26, 2017.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 26, 2017 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$51,990	$9	23	50,031	1,927
Interest(1)	11,054	1,407	2,851	2,474	4,322
Operating lease obligations	850,004	45,911	91,289	91,480	621,324
Capital obligations	149,997	149,997	—	—	—
Total contractual obligations(2)	$1,063,045	$197,324	$94,163	$143,985	$627,573

(1)

Uses interest rates as of December 26, 2017 for our variable rate debt.  We assumed $50.0 million remains outstanding on the amended revolving credit facility until the expiration date.  We calculated interest payments by using the weighted average interest rate of 2.37%, which was the interest rate associated with our amended revolving credit facility at December 26, 2017.

(2)

Excluded from this amount are certain immaterial items including unrecognized tax benefits under Accounting Standards Codification ("ASC") 740 and the one-time transition tax on foreign earnings required under the new tax legislation.

We have no material minimum purchase commitments with our vendors that extend beyond a year. See notes 4 and 7 to the Consolidated Financial Statements for details of contractual obligations.

Off‑Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off‑balance sheet arrangements.

Guarantees

As of December 26, 2017 and December 27, 2016, we are contingently liable for $15.6 million and $16.4 million, respectively, for seven leases, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of December 26, 2017 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

(2)	As discussed in note 18, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.

Recent Accounting Pronouncements

Revenue Recognition

(Accounting Standards Update 2014‑09, "ASU 2014‑09")

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard.  ASU 2014-09 is now effective for fiscal years beginning on or after December 15, 2017 (our 2018 fiscal year), including interim periods within those annual periods, with early adoption permitted in the first quarter of 2017.  The standard permits the use of either the full retrospective or cumulative-effect transition method.  In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. Additionally, on December 21, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief and clarifies the scope and application of the new revenue standard and related cost guidance.  The standard will not impact our recognition of sales from company restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales.  Under this standard, initial franchise fees and upfront fees from international development agreements will be recognized over the term of the applicable franchise agreements.  We currently recognize initial franchise fees when the related services have been provided, which is generally upon the opening of the restaurant, and upfront fees on a pro-rata basis as restaurants under the development agreement are opened.  In addition, certain transactions that were previously recorded as a reduction of expense will be classified as revenue.  These include breakage income from our gift card program which is currently recognized as a reduction of other operating expense and accounting fees, supervision fees and advertising contributions received from our franchisees which are currently recognized as a reduction of general and administrative expense.  We continue to evaluate the standard’s impact on the classification of certain transactions including discounts on third party gift card sales.  We expect to use the cumulative-effect method of adoption and do not believe this adoption will have a material impact on our consolidated balance sheets and the related statements of income and comprehensive income, stockholders’ equity, and cash flows and the related notes, or a material effect on our internal control over financial reporting.

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

We had operating leases with remaining rental payments of approximately $850.0 million as of December 26, 2017.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.  While we are still in the process of assessing the impact of this new standard on our  consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated balance sheets due to the recognition of the right-of-use asset and lease liability related to operating leases.  While the new standard is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, we do not presently believe there will be a material impact on our consolidated statements of income and comprehensive income or our consolidated statement of cash flows.

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

At December 26, 2017, we had nine restaurants whose trailing 12‑month cash flows did not meet the $300,000 threshold. However, the future undiscounted cash flows from operating each of these restaurants over their remaining estimated useful lives exceeded their respective remaining carrying values and no assets were determined to be impaired.

See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2017, 2016 and 2015, including the impairments of goodwill and other long‑lived assets.

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

At December 26, 2017, we had 69 reporting units, primarily at the restaurant level, with allocated goodwill of $121.0 million. The average amount of goodwill associated with each reporting unit is $1.8 million with six reporting units having goodwill in excess of $4.0 million. We did not record any impairment charges as a result of our annual impairment analysis in 2017.  We are not currently monitoring any restaurants for potential impairment. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. The fair value of each of our reporting units was substantially in excess of their respective carrying values as of the 2017 goodwill impairment test. See note 15 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2017, 2016 and 2015, including the impairments of goodwill and other long‑lived assets.

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

Effects of Inflation

We have not operated in a period of high general inflation for the last several years; however, we have experienced material increases in certain commodity costs, specifically beef, in the past. In addition, a significant number of our employees are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in minimum wage have increased our labor costs for the last several years. We have increased menu prices and made other adjustments over the past few years, in an effort to offset increases in our restaurant and operating costs resulting from inflation. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At December 26, 2017, we had $50.0 million outstanding under the amended revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 26, 2017.

Changes in internal control

During the fourth quarter of 2017, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2017.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10‑K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 26, 2017 as stated in their report at F‑2.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information set forth under "Election of Directors" in our Definitive Proxy Statement to be dated approximately April 6, 2018.

Information regarding our executive officers has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding our corporate governance is incorporated herein by reference to the information set forth in our Definitive Proxy Statement to be dated approximately April 6, 2018.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 6, 2018.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 6, 2018.

Equity Compensation Plans

As of December 26, 2017, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 13 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Shares
	Issued Upon	Available for
Plan Category	Vest Date	Future Grants
Plans approved by stockholders(1)	1,154,991	4,077,534
Plans not approved by stockholders	—	—
Total	1,154,991	4,077,534

(1)	See note 13 to the Consolidated Financial Statements.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 6, 2018.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 6, 2018.

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
10.3

Form of Limited Partnership Agreement and Operating Agreement for certain company‑managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.6

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.7

Schedule of the owners of company‑managed Texas Roadhouse restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 26, 2017 the form of which is set forth in Exhibit 10.3 of this Form 10‑K

10.8

Schedule of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 26, 2017 the form of which is set forth in Exhibit 10.6 of this Form 10‑K

10.11

Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 27, 2006) (File No. 000‑50972)

Exhibit No.	Description
10.12

First Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated December 18, 2006 between Paragon Centre Holdings LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10‑K for the year ended December 26, 2006) (File No. 000‑50972)

10.13

Second Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated May 10, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 26, 2007) (File No. 000‑50972)

10.14

Third Amendment to Amended and Restated Lease Agreement (Two Paragon Centre) dated September 7, 2007 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 25, 2007) (File No. 000‑50972)

10.15

Fourth Amendment dated July 22, 2009, and Fifth Amendment dated November 15, 2013, to Amended and Restated Lease Agreement (Two Paragon Centre) between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.16*

Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10‑K for the year ended December 25, 2007 (File No. 000‑50972))

10.17*

Form of First Amendment to Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan with non‑management directors (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10‑K for the year ended December 30, 2008 (File No. 000‑50972))

10.18*

Amendment to Texas Roadhouse, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10‑K for the year ended December 30, 2008 (File No. 000‑50972))

10.19*

Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013 (File No. 000‑50972))

10.20*

Form of Restricted Stock Unit Award under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 25, 2013 (File No. 000‑50972))

10.21*

Texas Roadhouse, Inc. Cash Bonus Plan for cash incentive awards granted pursuant to the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 25, 2013 (File No. 000‑50972))

10.22*

Employment Agreement between the Registrant and W. Kent Taylor, entered into as of January 8, 2015 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.23*

Employment Agreement between the Registrant and Scott M. Colosi, entered into as of January 8, 2015 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.24*

Employment Agreement between the Registrant and Celia Catlett, entered into as of January 8, 2015 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.25*	Employment Agreement between the Registrant and W. Kent Taylor entered into as of December 26, 2017
10.26*	Employment Agreement between the Registrant and Scott M. Colosi entered into as of December 26, 2017
10.27*	Employment Agreement between the Registrant and Celia Catlett entered into as of December 26, 2017
10.28*	Employment Agreement between the Registrant and S. Chris Jacobsen entered into as of December 26, 2017
10.29*

Form of Performance Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

Exhibit No.	Description
10.30*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan for officers (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.31*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan for non‑officers (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.32*

Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.33*

Third Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., effective January 1, 2010 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.34

Lease Agreement dated December 11, 2012 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.35

First Amendment to Lease Agreement dated January 10, 2013 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.36

Second Amendment to Lease Agreement dated February 11, 2015 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.37

Third Amendment to Lease Agreement dated January 26, 2016 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.38*

Employment agreement between the Registrant and S. Chris Jacobsen, entered into as of February 11, 2016 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.39*

Form of Nonqualified Stock Option Agreement under Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.40

Fourth Amendment to Lease Agreement dated January 13, 2017 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2016 (File No. 000-50972))

10.41	Fifth Amendment to Lease Agreement dated November 2, 2017 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC
10.42

Consent Decree dated March 31, 2017, among Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. and the EEOC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2017 (File No. 000-50972))

10.43

Amended and Restated Credit Agreement dated as of August 7, 2017, by and among Texas Roadhouse Inc., and the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2017 (File No. 000-50972))

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
101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10‑K for the year ended December 26, 2017, filed February 23, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10‑K.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS ROADHOUSE, INC.

By:	/s/ W. Kent Taylor
W. Kent Taylor
Chairman of the Company, Chief Executive
Officer, Director
Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Kent Taylor W. Kent Taylor	Chairman of the Company, Chief Executive Officer, Director (Principal Executive Officer)	February 23, 2018

/s/ Scott M. Colosi Scott M. Colosi	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2018

/s/ Gregory N. Moore Gregory N. Moore	Director	February 23, 2018

/s/ James F. Parker James F. Parker	Director	February 23, 2018

/s/ Kathy Widmer Kathy Widmer	Director	February 23, 2018

/s/ James R. Zarley James R. Zarley	Director	February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 26, 2017 and December 27, 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 26, 2017, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2017 and December 27, 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 26, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 26, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1998.

Louisville, Kentucky
February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Texas Roadhouse, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 26, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 26, 2017 and December 27, 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2017, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Louisville,  Kentucky
February 23, 2018

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 26,	December 27,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$150,918	$112,944
Receivables, net of allowance for doubtful accounts of $43 at December 26, 2017 and $33 at December 27, 2016	76,496	56,127
Inventories, net	16,306	16,088
Prepaid income taxes	—	954
Prepaid expenses	13,361	12,150
Deferred tax assets, net	—	1,996
Total current assets	257,081	200,259
Property and equipment, net of accumulated depreciation of $527,710 at December 26, 2017 and $457,102 at December 27, 2016	912,147	830,054
Goodwill	121,040	116,571
Intangible assets, net of accumulated amortization of $12,675 at December 26, 2017 and $11,753 at December 27, 2016	2,700	3,622
Other assets	37,655	29,465
Total assets	$1,330,623	$1,179,971
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligation under capital lease	$9	$167
Accounts payable	57,579	50,789
Deferred revenue-gift cards	156,627	129,558
Accrued wages	29,678	26,039
Income taxes payable	2,494	—
Accrued taxes and licenses	21,997	19,698
Dividends payable	14,945	13,418
Other accrued liabilities	46,669	39,858
Total current liabilities	329,998	279,527
Long-term debt and obligation under capital lease, excluding current maturities	51,981	52,381
Stock option and other deposits	7,699	7,491
Deferred rent	42,141	36,103
Deferred tax liabilities, net	5,301	12,268
Other liabilities	42,112	33,959
Total liabilities	479,232	421,729
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 71,168,897 and 70,619,737 shares issued and outstanding at December 26, 2017 and December 27, 2016, respectively)	71	71
Additional paid-in-capital	236,548	219,626
Retained earnings	602,499	530,723
Accumulated other comprehensive loss	(39)	(194)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	839,079	750,226
Noncontrolling interests	12,312	8,016
Total equity	851,391	758,242
Total liabilities and equity	$1,330,623	$1,179,971

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2017	2016	2015
Revenue:
Restaurant sales	$2,203,017	$1,974,261	$1,791,446
Franchise royalties and fees	16,514	16,453	15,922
Total revenue	2,219,531	1,990,714	1,807,368
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	721,550	669,203	644,001
Labor	687,545	590,256	524,203
Rent	44,807	40,580	37,183
Other operating	342,702	305,290	275,296
Pre-opening	19,274	19,547	19,116
Depreciation and amortization	93,499	82,964	69,694
Impairment and closure	654	179	974
General and administrative	123,294	110,795	92,336
Total costs and expenses	2,033,325	1,818,814	1,662,803
Income from operations	186,206	171,900	144,565
Interest expense, net	1,577	1,255	1,959
Equity income from investments in unconsolidated affiliates	(1,488)	(1,111)	(1,641)
Income before taxes	186,117	171,756	144,247
Provision for income taxes	48,581	51,183	42,986
Net income including noncontrolling interests	137,536	120,573	101,261
Less: Net income attributable to noncontrolling interests	6,010	4,975	4,367
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$131,526	$115,598	$96,894
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives, net of tax of ($-), ($18) and ($513), respectively	—	27	817
Foreign currency translation adjustment, net of tax of ($97), $70 and $91, respectively	155	(112)	(144)
Total other comprehensive income (loss), net of tax	155	(85)	673
Total comprehensive income	$131,681	$115,513	$97,567
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.85	$1.64	$1.38
Diluted	$1.84	$1.63	$1.37
Weighted average shares outstanding:
Basic	70,989	70,396	70,032
Diluted	71,527	71,052	70,747
Cash dividends declared per share	$0.84	$0.76	$0.68

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 30, 2014	69,628,781	$70	$189,168	$419,436	$(782)	$607,892	$7,064	$614,956
Net income	—	—	—	96,894	—	96,894	4,367	101,261
Other comprehensive income, net	—	—	—	—	673	673	—	673
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,911)	(3,911)
Noncontrolling interests liquidation adjustments	—	—	22	—	—	22	—	22
Dividends declared and paid ($0.51 per share)	—	—	—	(35,733)	—	(35,733)	—	(35,733)
Dividends declared ($0.17 per share)	—	—	—	(11,919)	—	(11,919)	—	(11,919)
Shares issued under share-based compensation plans including tax effects	1,030,184	1	8,976	—	—	8,977	—	8,977
Repurchase of shares of common stock	(321,789)	(1)	(11,396)	—	—	(11,397)	—	(11,397)
Indirect repurchase of shares for minimum tax withholdings	(245,973)	—	(8,572)	—	—	(8,572)	—	(8,572)
Share-based compensation	—	—	22,825	—	—	22,825	—	22,825
Balance, December 29, 2015	70,091,203	$70	$201,023	$468,678	$(109)	$669,662	$7,520	$677,182
Net income	—	—	—	115,598	—	115,598	4,975	120,573
Other comprehensive loss, net	—	—	—	—	(85)	(85)	—	(85)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,479)	(4,479)
Dividends declared and paid ($0.57 per share)	—	—	—	(40,135)	—	(40,135)	—	(40,135)
Dividends declared ($0.19 per share)	—	—	—	(13,418)	—	(13,418)	—	(13,418)
Shares issued under share-based compensation plans including tax effects	879,042	1	5,958	—	—	5,959	—	5,959
Repurchase of shares of common stock	(114,700)	—	(4,110)	—	—	(4,110)	—	(4,110)
Indirect repurchase of shares for minimum tax withholdings	(235,808)	—	(9,312)	—	—	(9,312)	—	(9,312)
Share-based compensation	—	—	26,067	—	—	26,067	—	26,067
Balance, December 27, 2016	70,619,737	$71	$219,626	$530,723	$(194)	$750,226	$8,016	$758,242
Net income	—	—	—	131,526	—	131,526	6,010	137,536
Other comprehensive income, net	—	—	—	—	155	155	—	155
Noncontrolling interests contribution	—	—	—	—	—	—	3,457	3,457
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(5,171)	(5,171)
Dividends declared and paid ($0.63 per share)	—	—	—	(44,736)	—	(44,736)	—	(44,736)
Dividends declared ($0.21 per share)	—	—	—	(14,945)	—	(14,945)	—	(14,945)
Shares issued under share-based compensation plans including tax effects	800,189	1	1,557	—	—	1,558	—	1,558
Indirect repurchase of shares for minimum tax withholdings	(251,029)	(1)	(11,638)	—	—	(11,639)	—	(11,639)
Cumulative effect of change in accounting principle	—	—	69	(69)	—	—	—	—
Share-based compensation	—	—	26,934	—	—	26,934	—	26,934
Balance, December 26, 2017	71,168,897	$71	$236,548	$602,499	$(39)	$839,079	$12,312	$851,391

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	December 26,	December 27,	December 29,
	2017	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interests	$137,536	$120,573	$101,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,499	82,964	69,694
Deferred income taxes	(5,069)	5,994	411
Loss on disposition of assets	4,961	5,125	5,455
Impairment and closure costs	600	139	974
Equity income from investments in unconsolidated affiliates	(1,488)	(1,111)	(1,641)
Distributions of income received from investments in unconsolidated affiliates	1,424	1,901	502
Provision for doubtful accounts	10	27	(4)
Share-based compensation expense	26,934	26,067	22,825
Changes in operating working capital:
Receivables	(20,379)	(10,733)	(11,395)
Inventories	(48)	(455)	(1,377)
Prepaid expenses	(1,211)	(855)	(743)
Other assets	(7,401)	(4,229)	(2,276)
Accounts payable	1,601	138	7,611
Deferred revenue—gift cards	26,678	28,284	21,812
Accrued wages	3,639	(10,194)	5,858
Excess tax benefits from share-based compensation	—	(3,291)	(4,540)
Prepaid income taxes and income taxes payable	3,448	2,300	2,994
Accrued taxes and licenses	2,299	919	1,187
Other accrued liabilities	5,148	3,326	1,991
Deferred rent	6,038	4,610	4,529
Other liabilities	8,154	5,566	2,813
Net cash provided by operating activities	286,373	257,065	227,941
Cash flows from investing activities:
Capital expenditures—property and equipment	(161,628)	(164,738)	(173,475)
Acquisition of franchise restaurants, net of cash acquired	(16,528)	—	—
Proceeds from sale of property and equipment, including insurance proceeds	—	—	272
Net cash used in investing activities	(178,156)	(164,738)	(173,203)
Cash flows from financing activities:
Proceeds from revolving credit facility, net	—	25,000	(25,000)
Debt issuance costs	(476)	—	—
Proceeds from financing lease obligation	—	—	3,000
Proceeds from noncontrolling interest contribution	3,457	—	—
Repurchase of shares of common stock	—	(4,110)	(11,397)
Distributions to noncontrolling interest holders	(5,171)	(4,479)	(3,911)
Excess tax benefits from share-based compensation	—	3,291	4,540
Proceeds from stock option and other deposits, net	740	419	1,422
Indirect repurchase of shares for minimum tax withholdings	(11,639)	(9,312)	(8,572)
Principal payments on long-term debt and capital lease obligation	(558)	(145)	(128)
Proceeds from exercise of stock options	1,558	2,673	4,696
Dividends paid to shareholders	(58,154)	(52,054)	(46,176)
Net cash used in financing activities	(70,243)	(38,717)	(81,526)
Net increase in cash and cash equivalents	37,974	53,610	(26,788)
Cash and cash equivalents—beginning of period	112,944	59,334	86,122
Cash and cash equivalents—end of period	$150,918	$112,944	$59,334
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,216	$1,011	$2,321
Income taxes paid	$50,201	$42,890	$39,581
Capital expenditures included in current liabilities	$12,156	$2,781	$3,726
Obligation under capital lease	$—	$2,000	$—

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

The accompanying Consolidated Financial Statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly‑owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of December 26, 2017 and December 27, 2016 and for each of the years in the three-year period ended December 26, 2017.

As of December 26, 2017, we owned and operated 462 restaurants and franchised an additional 87 restaurants in 49 states and seven foreign countries. Of the 462 company restaurants that were operating at December 26, 2017, 444 were wholly‑owned and 18 were majority‑owned.

As of December 27, 2016, we owned and operated 431 restaurants and franchised an additional 86 restaurants in 49 states and six foreign countries. Of the 431 company restaurants that were operating at December 27, 2016, 415 were wholly‑owned and 16 were majority-owned.

(2) Summary of Significant Accounting Policies

(a)  Principles of Consolidation

As of December 26, 2017 and December 27, 2016, we owned a 5.0% to 10.0% equity interest in 24  restaurants. Additionally, as of December 26, 2017 and December 27, 2016, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in Other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

(b)  Fiscal Year

We utilize a 52 or 53 week accounting period that typically ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks.  Fiscal years 2017, 2016 and 2015 were 52 weeks in length.

(c)  Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents also included receivables from credit card companies, which amounted to $7.2 million and $8.8 million at December 26, 2017 and December 27, 2016, respectively, because the balances are settled within two to three business days.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(e)  Inventories

Inventories, consisting principally of food, beverages and supplies, are valued at the lower of cost (first‑in, first‑out) or net realizable value.

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

The estimated useful lives are:

Land improvements	10 - 25 years
Buildings and leasehold improvements	10 - 25 years
Furniture, fixtures and equipment	3 - 10 years

The cost of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived assets and included in Property and equipment, net.

Repairs and maintenance expense amounted to $25.8 million, $22.4 million and $20.6 million for the years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively. These costs are included in other operating costs in our consolidated statements of income and comprehensive income.

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

In 2017, 2016 and 2015, as a result of our annual goodwill impairment analysis, we determined that there was no goodwill impairment.  Refer to note 6 for additional information related to goodwill and intangible assets.

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

(j)  Impairment or Disposal of Long‑lived Assets

In accordance with ASC 360-10-05, Property, Plant and Equipment, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  When we evaluate restaurants, cash flows are the primary indicator of impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results below $300,000 at the individual restaurant level signals potential impairment.  In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth.  Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants.   If the carrying amount of the restaurant exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the assets.  We generally measure fair value by independent third party appraisal or discounting estimated future cash flows. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use.  We also use a discount rate that is commensurate with the risk inherent in the projected cash flows.  The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. In 2017, 2016 and 2015, as a result of our impairment analysis, we determined that there was no impairment.  For further discussion regarding closures and impairments recorded in 2017, 2016 and 2015 refer to note 15.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(k)  Insurance Reserves

We self‑insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability, and property insurance programs. We purchase insurance for individual claims that exceed the retention amounts listed below:

Employment practices liability/Class Action	$ 250,000	/	$2,000,000
Workers’ compensation	$350,000
General liability	$250,000
Employee healthcare	$275,000

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

(l)  Segment Reporting

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long‑term expected financial performance characteristics. As of December 26, 2017, we operated 462 restaurants, each as a single operating segment, and franchised an additional 87 restaurants. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue.

(m)  Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents our liability for gift cards that have been sold, but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue.

For some of the gift cards that were sold, the likelihood of redemption is remote.  When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed.  We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that approximately 4% of the value of the gift cards sold by our company and our third party retailers will never be redeemed. This breakage adjustment is recorded consistent with the historic redemption pattern of the associated gift card.  As a result, the amount of unredeemed gift card liability included in deferred revenue is the full value of unredeemed gift cards less the amortized portion of the breakage rates.  We record our gift card breakage adjustment as a reduction of other operating expense in our consolidated statements of income and comprehensive income.  We review and adjust our estimates on a semi-annual basis.

We franchise Texas Roadhouse restaurants. We execute franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. We collect ongoing royalties of generally 4.0% of gross sales from our domestic franchisees, along with royalties paid to us by our international franchisees.  These ongoing royalties are reflected in the accompanying consolidated statements of income

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

and comprehensive income as franchise royalties and fees. We recognize initial franchise fees as franchise royalties and fees after performing substantially all initial services or conditions required by the franchise agreement, which is generally upon the opening of a restaurant.  We received initial franchise fees of $0.3 million for each of the years ended December 26, 2017, December 27, 2016 and December 29, 2015.  Continuing franchise royalties are recognized as revenue as the fees are earned. We also enter into area development agreements for the development of international Texas Roadhouse restaurants.  Upfront fees from development agreements are deferred and recognized as franchise royalties and fees on a pro-rata basis as restaurants under the development agreement are opened.  We also perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed. Revenue from supervisory and administrative services is recorded as a reduction of general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Total revenue from supervisory and administrative services recorded for the years ended December 26, 2017, December 27, 2016 and December 29, 2015 was approximately $1.2 million, $1.1 million and $1.1 million, respectively.

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

(o)  Advertising

We have a domestic system‑wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund’s activity for the years ended December 26, 2017, December 27, 2016 and December 29, 2015. Domestic company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. These reimbursements do not exceed the costs incurred by the advertising fund throughout the year associated with various marketing programs which are developed internally by us. Therefore, the net amount of the advertising costs incurred less amounts remitted by franchise restaurants is included in general and administrative expense in our consolidated statements of income and comprehensive income.

Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income.  These costs and the company-owned restaurant contribution amounted to approximately  $14.5 million, $13.3 million and $11.7 million for the years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively.

(p)  Leases and Leasehold Improvements

We lease land and/or buildings for the majority of our restaurants under non‑cancelable lease agreements. Our land and/or building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more five‑year periods. We account for leases in accordance with ASC 840, Leases, and other related authoritative guidance. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.

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

Sale leasebacks are transactions through which assets (such as restaurant properties) are sold and subsequently leased back.  The resulting leases generally qualify and are accounted for as operating leases.  Financing leases are generally the product of a sale leaseback transaction that does not meet the criteria for sale leaseback accounting.  The result of a financing lease is the retention of the "sold" assets within land, building and equipment with a financing lease obligation equal to the amount of proceeds received recorded as a component of other liabilities on our consolidated balance sheets.

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

(r)  Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for reporting and the presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and other comprehensive income (loss) items that are excluded from net income under GAAP.  Other comprehensive income (loss) consists of the effective unrealized portion of changes in fair value of cash flow hedges through January 2016 and foreign currency translation adjustments. The foreign currency translation adjustment included in comprehensive income on the consolidated statements of income and comprehensive income represents the unrealized impact of translating the financial statements of our foreign investment.  This amount is not included in net income and would only be realized upon the disposition of the business.

(s)  Fair Value of Financial Instruments

Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants on the measurement date.  We use a three-tier fair value hierarchy based upon

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

observable and non-observable inputs that prioritizes the information used to develop our assumptions regarding fair value.  Fair value measurements are separately disclosed by level within the fair value hierarchy. Refer to note 14 for further discussion of fair value measurement.

(t)  Derivative Instruments and Hedging Activities

We do not use derivative instruments for trading purposes. We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values.  The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship.  We had two free standing derivative instruments that had been designated and qualified as cash flow hedges. The first interest rate swap agreement expired in November 2015 while the second expired in January 2016. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  There was no hedge ineffectiveness recognized during the years ended December 26, 2017, December 27, 2016 and December 29, 2015.

(3) Acquisitions

On December 28, 2016, we acquired four franchise restaurants in Florida and Georgia.  Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $16.5 million, net of cash acquired.  Two of the acquired restaurants are wholly-owned and the remaining two restaurants are majority-owned.  For the two majority-owned restaurants, we received a noncontrolling interest contribution of $3.5 million.  These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

These transactions were accounted for using the purchase method as defined in ASC 805, Business Combinations. Based on a purchase price of $16.5 million, $4.5 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been allocated as follows:

The purchase price has been allocated as follows:

Current assets	$170
Property and equipment	12,281
Goodwill	4,469
Current liabilities	(392)
$16,528

Pro forma results of operations and revenue and earnings for the years ended December 26, 2017 and December 27, 2016 have not been presented because the effect of the acquisitions was not material to our consolidated financial position, results of operations or cash flows.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(4) Long‑term Debt and Obligation Under Capital Lease

Long‑term debt consisted of the following:

	December 26,	December 27,
	2017	2016
Installment loan	$—	$550
Obligation under capital lease	1,990	1,998
Revolver	50,000	50,000
	51,990	52,548
Less current maturities	9	167
	$51,981	$52,381

Maturities of long‑term debt at December 26, 2017 are as follows:

2018	$9
2019	11
2020	12
2021	14
2022	50,017
Thereafter	1,927
$51,990

The interest rate for our installment loan outstanding at December 27, 2016 was 10.46%. The installment loan was repaid during the 52 weeks ended December 26, 2017.

During the 52 weeks ended December 27, 2016, we amended an existing lease at one restaurant location to acquire additional square footage.  As a result of this amendment, the lease qualified as a capital lease.

On August 7, 2017, we entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement") with respect to our revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo Bank, N.A. The amended revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million with the option to increase the amended revolving credit facility by an additional $200.0 million subject to certain limitations.  The Amended Credit Agreement extends the maturity date of our revolving credit facility until August 5, 2022.

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, in each case depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted-average interest rate for the amended revolving credit facility as of December 26, 2017 and December 27, 2016 was 2.37% and 1.57%, respectively. As of December 26, 2017, we had $50.0 million outstanding under the amended revolving credit facility and $142.5 million of availability, net of $7.5 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of December 26, 2017.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(5) Property and Equipment, Net

Property and equipment were as follows:

	December 26,	December 27,
	2017	2016
Land and improvements	$124,126	$119,338
Buildings and leasehold improvements	757,293	668,519
Furniture, fixtures and equipment	500,954	459,127
Construction in progress	47,457	30,394
Liquor licenses	10,027	9,778
	1,439,857	1,287,156
Accumulated depreciation and amortization	(527,710)	(457,102)
	$912,147	$830,054

The amount of interest capitalized in connection with restaurant construction was approximately $0.4 million for the year ended December 26, 2017, $0.3 million for the year ended December 27, 2016 and $0.7 million for the year ended December 29, 2015.

(6) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 29, 2015 (1)	116,571	4,827
Additions	—	—
Amortization expense	—	(1,205)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 27, 2016	116,571	3,622
Additions	4,469	—
Amortization expense	—	(922)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 26, 2017	121,040	2,700

(1)	Net of $4.8 million of accumulated goodwill impairment losses.

Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 26, 2017 were $15.4 million and $12.7 million, respectively. As of December 27, 2016, the gross carrying amount and accumulated amortization of the intangible assets was $15.4 million and $11.8 million. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant.  Amortization expense for the next five years is expected to range

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

from $0.2 million to $0.7 million. Refer to note 3 for discussion of the acquisition completed on December 28, 2016.

(7) Leases

The following is a schedule of future minimum lease payments required for operating leases that have initial or remaining non-cancellable terms in excess of one year as of December 26, 2017:

Operating
Leases
2018	$45,911
2019	46,157
2020	45,132
2021	45,514
2022	45,966
Thereafter	621,324
Total	$850,004

Rent expense for operating leases consisted of the following:

	December 26, 2017	December 27, 2016	December 29, 2015
Minimum rent—occupancy	$43,621	$39,405	$36,104
Contingent rent	1,186	1,175	1,079
Rent expense, occupancy	44,807	40,580	37,183
Minimum rent—equipment and other	5,087	4,379	3,952
Rent expense	$49,894	$44,959	$41,135

(8) Income Taxes

Components of our income tax provision for the years ended December 26, 2017, December 27, 2016 and December 29, 2015 are as follows:

	Fiscal Year Ended
	December 26, 2017	December 27, 2016	December 29, 2015
Current:
Federal	$43,108	$36,201	$33,403
State	10,233	8,786	8,821
Foreign	309	202	351
Total current	53,650	45,189	42,575
Deferred:
Federal	(4,830)	5,364	274
State	(239)	630	137
Total deferred	(5,069)	5,994	411
Income tax provision	$48,581	$51,183	$42,986

Our pre-tax income is substantially derived from domestic restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

A reconciliation of the statutory federal income tax rate to our effective tax rate for December 26, 2017, December 27, 2016 and December 29, 2015 is as follows:

	December 26, 2017	December 27, 2016	December 29, 2015

Tax at statutory federal rate	35.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.3	3.4	3.5
FICA tip tax credit	(7.0)	(6.8)	(7.2)
Work opportunity tax credit	(0.9)	(0.8)	(0.9)
Stock compensation	(1.8)	(0.1)	(0.2)
Net income attributable to noncontrolling interests	(1.1)	(0.9)	(1.0)
Tax reform	(1.7)	—	—
Other	0.3	—	0.6
Total	26.1%	29.8%	29.8%

Our effective tax rate decreased to 26.1% in 2017 compared to 29.8% in 2016 primarily due to the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation and new tax legislation that was enacted in late 2017.    As a result of the new guidance requirements, excess tax benefits and tax deficiencies from share-based compensation are recognized within the income tax provision.  During 2017, we recognized $3.4 million, or $0.05 per share, as an income tax benefit related to the new guidance requirements.    As a result of the new tax legislation, significant tax changes were enacted including a reduction of the federal corporate tax rate from 35.0% to 21.0% and changes in the federal taxes paid on foreign sourced earnings.  These changes are generally effective beginning with our fiscal year 2018.  During 2017, we recognized $3.1 million, or $0.04 per share, as an income tax benefit related to the new tax legislation which includes an income tax benefit of approximately $3.8 million to revalue our deferred tax balances as of the enactment date and an income tax expense of approximately $0.7 million related to our foreign operations.

During the first quarter of 2017, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which required deferred tax assets and liabilities to be classified as noncurrent on our consolidated balance sheets.  We adopted ASU 2015-17 on a prospective basis.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Components of deferred tax assets (liabilities) are as follows:

	December 26, 2017	December 27, 2016
Deferred tax assets:
Deferred revenue—gift cards	$10,355	$10,887
Insurance reserves	3,638	5,049
Other reserves	621	587
Share-based compensation	6,022	8,642
Deferred rent	10,338	13,400
Deferred compensation	6,737	8,422
Other assets	1,866	3,261
Total deferred tax asset	39,577	50,248
Deferred tax liabilities:
Property and equipment	(35,430)	(48,390)
Goodwill and intangibles	(4,697)	(5,978)
Other liabilities	(4,751)	(6,152)
Total deferred tax liability	(44,878)	(60,520)
Net deferred tax liability	$(5,301)	$(10,272)
Current deferred tax asset	$—	$1,996
Noncurrent deferred tax liability	(5,301)	(12,268)
Net deferred tax liability	$(5,301)	$(10,272)

We have not provided any valuation allowance as we believe the realization of our deferred tax assets is more likely than not.

A reconciliation of the beginning and ending liability for unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

Balance at December 29, 2015	$405
Additions to tax positions related to prior years	23
Additions to tax positions related to current year	274
Reductions due to statute expiration	(4)
Reductions due to exam settlements	(187)
Balance at December 27, 2016	511
Additions to tax positions related to prior years	36
Additions to tax positions related to current year	389
Reductions due to statute expiration	(2)
Reductions due to exam settlement	(128)
Balance at December 26, 2017	$806

As of December 26, 2017 and December 27, 2016, the total amount of accrued penalties and interest related to uncertain tax provisions was not material.

All entities for which unrecognized tax benefits exist as of December 26, 2017 possess a December tax year-end. As a result, as of December 26, 2017, the tax years ended December 30, 2014, December 29, 2015 and December 27, 2016 remain subject to examination by all tax jurisdictions. As of December 26, 2017, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 26, 2017, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 25, 2018.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(9) Preferred Stock

Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 26, 2017 and December 27, 2016.

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

We did not repurchase any shares of common stock during the year ended December 26, 2017.  As of December 26, 2017, we had approximately $69.9 million remaining under our authorized stock repurchase program.  For the years ended December 27, 2016 and December 29, 2015, we paid approximately $4.1 million and $11.4 million to repurchase 114,700 and 321,789 shares of our common stock, respectively.

(11) Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted‑average shares outstanding. The diluted earnings per share calculations show the effect of the weighted‑average RSUs outstanding and certain performance stock units ("PSUs") from our equity incentive plans as discussed in note 13.

The following table summarizes the nonvested stock that was outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect:

	Fiscal Year Ended
	2017	2016	2015
Nonvested stock	2,082	2	1,243

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

The following table sets forth the calculation of earnings per share and weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income and comprehensive income:

	December 26,	December 27,	December 29,
	2017	2016	2015
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$131,526	$115,598	$96,894
Basic EPS:
Weighted-average common shares outstanding	70,989	70,396	70,032
Basic EPS	$1.85	$1.64	$1.38
Diluted EPS:
Weighted-average common shares outstanding	70,989	70,396	70,032
Dilutive effect of nonvested stock	538	656	715
Shares-diluted	71,527	71,052	70,747
Diluted EPS	$1.84	$1.63	$1.37

(12) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 26, 2017 and December 27, 2016 was approximately $150.0 million and $157.5 million, respectively.

As of December 26, 2017 and December 27, 2016, we are contingently liable for $15.6 million and $16.4 million, respectively, for seven leases listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of December 26, 2017 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

(2)	As discussed in note 18, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

During the year ended December 26, 2017, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

We and the U.S. Equal Employment Opportunity Commission entered into a consent decree dated March 31, 2017 (the "Consent Decree") to settle the lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732 (the "Lawsuit").  The Consent Decree resolves the issues litigated in the Lawsuit.  Under the Consent Decree, among other terms, we have established a fund of $12.0 million, from which awards of monetary relief, allocated as wages for tax purposes, may be made to eligible claimants in accordance with procedures set forth in the Consent Decree.  We recorded a pre-tax charge of $14.9 million ($9.2 million after-tax) related to the Lawsuit and Consent Decree.  The pre-tax charge includes $12.6 million of costs associated with the legal settlement and $2.3 million of legal fees associated with the defense of the case during the 13 weeks ended March 28, 2017.  The pre-tax charge was recorded in general and administrative expense in our consolidated statements of income and comprehensive income.

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

Occasionally, we are a defendant in litigation arising in the ordinary course of business, including "slip and fall" accidents, employment related claims, claims related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health or operational concerns. In the opinion of management, the ultimate disposition of these matters, most of which are covered by insurance, will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

The following table summarizes the share‑based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2017	2016	2015
Labor expense	$7,171	$6,124	$5,329
General and administrative expense	19,763	19,943	17,496
Total share-based compensation expense	$26,934	$26,067	$22,825

Effective December 28, 2016, we adopted Accounting Standards Update No. 2016-09, Compensation – Stock Compensation ("ASU 2016-09") which amends and simplifies the accounting for stock compensation.  As a result of the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

adoption of ASU 2016-09, we made a change in our accounting for forfeitures to record as they occur and, as a result, we recorded a $0.1 million cumulative-effect reduction to retained earnings under the modified retrospective approach.  We elected prospective transition for the requirement to classify excess tax benefits as an operating activity in the consolidated statement of cash flows.  No prior periods have been adjusted.  Additionally, as a result of the new guidance requirements, on a prospective basis, all excess tax benefits and tax deficiencies are recognized within the income tax provision in the consolidated statements of income and comprehensive income in the period in which the restricted shares vest or options are exercised.  See note 8 for further discussion.

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting RSUs as a form of share-based compensation. Prior to 2008, we issued stock options as share-based compensation to our employees. Beginning in 2015, we began granting PSUs to two of our executives.  An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement.  A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement. In 2017, all remaining unexercised stock options expired leaving only RSUs and PSUs outstanding. Share‑based compensation activity by type of grant as of December 26, 2017 and changes during the period then ended are presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 27, 2016	919,463	$37.06
Granted	577,644	48.76
Forfeited	(50,401)	38.09
Vested	(496,715)	38.01
Outstanding at December 26, 2017	949,991	$43.62	1.4	$51,402

As of December 26, 2017, with respect to unvested RSUs, there was $23.2 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.4 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the years ended December 26, 2017, December 27, 2016 and December 29, 2015 was $23.4 million, $21.5 million and $25.1 million, respectively.  The excess tax benefit associated with vested RSUs for the year ended December 26, 2017 was $1.6 million which was recognized in the income tax provision.  The excess tax benefit associated with vested RSUs for the years ended December 27, 2016 and December 29, 2015 was $1.5 million and $2.8 million, respectively, which was recorded in additional paid-in-capital in the consolidated balance sheets.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Summary Details for PSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 27, 2016	230,000	$37.00
Granted	90,000	54.18
Incremental Performance Shares (1)	73,237	34.11
Forfeited	—	—
Vested	(188,237)	34.11
Outstanding at December 26, 2017	205,000	$46.16	1.0	$11,086

(1)	Additional shares from the November 2015 PSU grant that vested in January 2017 due to exceeding the initial 100% target.

Beginning in 2015, we granted PSUs to two of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  The total intrinsic value of PSUs vested during the years ended December 26, 2017 and December 27, 2016 was $8.6 million and $5.0 million, respectively.

On January 8, 2018, 155,576 shares vested related to the November 2016 PSU grant and are expected to be distributed during the 13 weeks ending March 27, 2018. This included 115,000 granted shares and 40,576 incremental shares due to the grant exceeding the initial 100% target.  As of December 26, 2017, with respect to unvested PSUs, there was $5.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.0 year.  The excess tax benefit associated with vested PSUs for the year ended December 26, 2017 was $0.8 million which was recognized within the income tax provision.

Summary Details for Stock Options

		Weighted-	Weighted-Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 27, 2016	118,073	$13.57
Granted	—	—
Cancelled/Expired	(2,836)	15.47
Exercised	(115,237)	13.52
Outstanding at December 26, 2017	—	$—	—	$—
Exercisable at December 26, 2017	—	$—	—	$—

No stock options were granted or vested during the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015.  The total intrinsic value of options exercised during the years ended December 26, 2017, December 27, 2016 and December 29, 2015 was $4.0 million, $6.3 million and $6.5 million, respectively.

For the years ended December 26, 2017, December 27, 2016 and December 29, 2015, cash received before tax withholdings from options exercised was $1.6 million, $2.7 million and $4.7 million, respectively.   The excess tax benefit associated with options exercised for the year ended December 26, 2017 was $1.0 million which was recognized within the income tax provision.  The excess tax benefit for the years ended December  27, 2016 and December 29, 2015 was $1.8 million and $1.7 million, respectively, which was recorded in additional paid-in-capital in the consolidated balance sheets.

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the year ended December 26, 2017.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 26, 2017	December 27, 2016
Deferred compensation plan—assets	1	$28,754	$21,951
Deferred compensation plan—liabilities	1	(28,829)	(22,128)

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

At December 26, 2017 and December 27, 2016, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our amended revolving credit facility at December 26, 2017 and December 27, 2016 approximated its carrying value since it is a variable rate credit facility (Level 2).

(15) Impairment and Closure Costs

We recorded closure costs of $0.7 million, $0.2 million and $1.0 million for the years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively, related to costs associated with the relocation of restaurants.

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

The following table summarizes the effect of our interest rate swaps in the consolidated statements of income and comprehensive income for the 52 weeks ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively:

	December 26,	December 27,	December 29,
	2017	2016	2015
Gain recognized in AOCI, net of tax (effective portion) (1)	$—	$27	$817
Loss reclassified from AOCI to income (effective portion) (1)	$—	$45	$1,397

(1)

The fiscal year ended December 27, 2016 included the effect of one interest rate swap which expired on January 7, 2016, while the fiscal year ended December 29, 2015 included the effect of two interest rate swaps, one of which expired on November 7, 2015.

The loss reclassified from AOCI to income was recognized in interest expense on our consolidated statements of income and comprehensive income. For each of the fiscal periods ended December 26, 2017, December 27, 2016 and December 29, 2015, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the consolidated statements of income and comprehensive income.

(17) Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss for the 52 weeks ended December 26, 2017 and December 27, 2016 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of December 29, 2015	(27)	(82)	(109)
Other comprehensive loss before reclassifications	—	(182)	(182)
Reclassification adjustments to income (1)	45	—	45
Income taxes	(18)	70	52
Balance as of December 27, 2016	$—	$(194)	$(194)
Other comprehensive loss before reclassifications	—	252	252
Reclassification adjustments to income (1)	—	—	—
Income taxes	—	(97)	(97)
Balance as of December 26, 2017	$—	$(39)	$(39)

(1)For further discussion of amounts reclassified to income, see note 16.

(18) Related Party Transactions

As of December 26, 2017, December 27, 2016 and December 29, 2015, we had 10 franchise restaurants owned in whole or part by certain of our officers, directors and 5% stockholders of the Company.  These entities paid us fees of $2.1 million,  $2.0 million and $1.8 million for the years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively. As discussed in note 12, we are contingently liable on leases which are related to two of these restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(19) Selected Quarterly Financial Data (unaudited)

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$567,686	$566,262	$540,507	$545,076	$2,219,531
Total costs and expenses	$518,664	$512,048	$494,996	$507,617	$2,033,325
Income from operations	$49,022	$54,214	$45,511	$37,459	$186,206
Net income attributable to Texas Roadhouse, Inc. and subsidiaries (a)	$34,313	$37,581	$31,014	$28,618	$131,526
Basic earnings per common share (a)	$0.48	$0.53	$0.44	$0.40	$1.85
Diluted earnings per common share (a)	$0.48	$0.53	$0.43	$0.40	$1.84
Cash dividends declared per share	$0.21	$0.21	$0.21	$0.21	$0.84

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$515,559	$508,808	$481,637	$484,710	$1,990,714
Total costs and expenses	$462,748	$459,026	$443,169	$453,871	$1,818,814
Income from operations	$52,811	$49,782	$38,468	$30,839	$171,900
Net income attributable to Texas Roadhouse, Inc. and subsidiaries (b)	$35,593	$33,605	$25,675	$20,725	$115,598
Basic earnings per common share (b)	$0.51	$0.48	$0.36	$0.29	$1.64
Diluted earnings per common share (b)	$0.50	$0.47	$0.36	$0.29	$1.63
Cash dividends declared per share	$0.19	$0.19	$0.19	$0.19	$0.76

(a)

The first quarter of 2017 includes an after-tax charge of $9.2 million, or $0.13 per basic and diluted share, related to the settlement of a legal matter. See note 12 for further discussion. The fourth quarter of 2017 includes an income tax benefit of $3.1 million, or $0.04 per basic and diluted share, related to the enactment of new income tax legislation. See note 8 for further discussion.

(b)	The first quarter of 2016 includes an after-tax charge of $3.4 million, or $0.05 per basic and diluted share, related to the settlement of a legal matter. See note 12 for further discussion.