Form 10-Q
period 2018-03-27
Texas Roadhouse, Inc.
filed 2018-05-03
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2018

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

The number of shares of common stock outstanding were 71,414,201 on April 25, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 27, 2018	December 26, 2017
Assets
Current assets:
Cash and cash equivalents	$197,829	$150,918
Receivables, net of allowance for doubtful accounts of $78 at March 27, 2018 and $43 at December 26, 2017	26,060	76,496
Inventories, net	16,466	16,306
Prepaid expenses	15,613	13,361
Total current assets	255,968	257,081
Property and equipment, net of accumulated depreciation of $545,756 at March 27, 2018 and $527,710 at December 26, 2017	922,891	912,147
Goodwill	121,040	121,040
Intangible assets, net of accumulated amortization of $12,861 at March 27, 2018 and $12,675 at December 26, 2017	2,514	2,700
Other assets	40,729	37,655
Total assets	$1,343,142	$1,330,623
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligation under capital lease	$9	$9
Accounts payable	60,170	57,579
Deferred revenue-gift cards	104,651	156,627
Accrued wages	34,189	29,678
Income taxes payable	7,565	2,494
Accrued taxes and licenses	23,556	21,997
Dividends payable	17,853	14,945
Other accrued liabilities	51,933	46,669
Total current liabilities	299,926	329,998
Long-term debt and obligation under capital lease, excluding current maturities	51,979	51,981
Stock option and other deposits	7,678	7,699
Deferred rent	43,224	42,141
Deferred tax liabilities, net	8,401	5,301
Other liabilities	45,069	42,112
Total liabilities	456,277	479,232
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 71,414,201 and 71,168,897 shares issued and outstanding at March 27, 2018 and December 26, 2017, respectively)	71	71
Additional paid-in-capital	235,771	236,548
Retained earnings	638,309	602,499
Accumulated other comprehensive income (loss)	71	(39)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	874,222	839,079
Noncontrolling interests	12,643	12,312
Total equity	886,865	851,391
Total liabilities and equity	$1,343,142	$1,330,623

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 27, 2018	March 28, 2017
Revenue:
Restaurant and other sales	$622,402	$563,320
Franchise royalties and fees	5,303	4,366
Total revenue	627,705	567,686
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	202,786	184,193
Labor	196,030	170,347
Rent	11,851	10,869
Other operating	92,378	85,660
Pre-opening	5,044	4,740
Depreciation and amortization	24,484	22,596
Impairment and closure	86	11
General and administrative	30,175	40,248
Total costs and expenses	562,834	518,664
Income from operations	64,871	49,022
Interest expense, net	359	332
Equity income from investments in unconsolidated affiliates	(324)	(320)
Income before taxes	64,836	49,010
Provision for income taxes	8,457	12,987
Net income including noncontrolling interests	56,379	36,023
Less: Net income attributable to noncontrolling interests	1,838	1,710
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$54,541	$34,313
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of ($48) and ($13), respectively	110	21
Total other comprehensive income, net of tax	110	21
Total comprehensive income	$54,651	$34,334
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.76	$0.48
Diluted	$0.76	$0.48
Weighted average shares outstanding:
Basic	71,333	70,779
Diluted	71,805	71,334
Cash dividends declared per share	$0.25	$0.21

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	(Loss) Income	Subsidiaries	Interests	Total
Balance, December 26, 2017	71,168,897	$71	$236,548	$602,499	$(39)	$839,079	$12,312	$851,391
Net income	—	—	—	54,541	—	54,541	1,838	56,379
Other comprehensive income, net	—	—	—	—	110	110	—	110
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,507)	(1,507)
Dividends declared ($0.25 per share)	—	—	—	(17,853)	—	(17,853)	—	(17,853)
Shares issued under share-based compensation plans including tax effects	390,628	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(145,324)	—	(8,252)	—	—	(8,252)	—	(8,252)
Cumulative effect of change in accounting principle	—	—	—	(878)	—	(878)	—	(878)
Share-based compensation	—	—	7,475	—	—	7,475	—	7,475
Balance, March 27, 2018	71,414,201	$71	$235,771	$638,309	$71	$874,222	$12,643	$886,865

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 27, 2018	March 28, 2017
Cash flows from operating activities:
Net income including noncontrolling interests	$56,379	$36,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,484	22,596
Deferred income taxes	3,349	(4,889)
Loss on disposition of assets	1,420	1,055
Equity income from investments in unconsolidated affiliates	(324)	(320)
Distributions of income received from investments in unconsolidated affiliates	181	162
Provision for doubtful accounts	35	19
Share-based compensation expense	7,475	6,218
Changes in operating working capital:
Receivables	50,401	35,103
Inventories	(160)	1,389
Prepaid expenses	(2,252)	(1,168)
Other assets	(2,770)	(2,068)
Accounts payable	3,170	3,059
Deferred revenue—gift cards	(51,976)	(43,860)
Accrued wages	4,511	4,766
Income taxes payable	5,071	14,809
Accrued taxes and licenses	1,559	1,893
Other accrued liabilities	3,393	16,326
Deferred rent	1,083	1,613
Other liabilities	1,778	1,611
Net cash provided by operating activities	106,807	94,337
Cash flows from investing activities:
Capital expenditures—property and equipment	(35,307)	(36,063)
Acquisition of franchise restaurants, net of cash acquired	—	(16,528)
Net cash used in investing activities	(35,307)	(52,591)
Cash flows from financing activities:
Proceeds from noncontrolling interest contribution	—	3,457
Distributions to noncontrolling interest holders	(1,507)	(1,024)
Proceeds from stock option and other deposits, net	117	272
Indirect repurchase of shares for minimum tax withholdings	(8,252)	(6,988)
Principal payments on long-term debt and capital lease obligation	(2)	(40)
Proceeds from exercise of stock options	—	563
Dividends paid to shareholders	(14,945)	(13,418)
Net cash used in financing activities	(24,589)	(17,178)
Net increase in cash and cash equivalents	46,911	24,568
Cash and cash equivalents—beginning of period	150,918	112,944
Cash and cash equivalents—end of period	$197,829	$137,512
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$264	$268
Income taxes paid	$36	$3,067
Capital expenditures included in current liabilities	$8,132	$5,823

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of March 27, 2018 and December 26, 2017 and for the 13 weeks ended March 27, 2018 and March 28, 2017.

As of March 27, 2018, we owned and operated 469 restaurants and franchised an additional 89 restaurants in 49 states and eight foreign countries.  Of the 469 company restaurants that were operating at March 27, 2018, 451 were wholly-owned and 18 were majority-owned.

As of March 28, 2017, we owned and operated 441 restaurants and franchised an additional 84 restaurants in 49 states and six foreign countries.  Of the 441 company restaurants that were operating at March 28, 2017, 423 were wholly-owned and 18 were majority-owned.

As of March 27, 2018 and March 28, 2017, we owned 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of March 27, 2018 and March 28, 2017, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in Other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment and goodwill, obligations related to insurance reserves, leases and leasehold improvements, legal reserves, gift card breakage and third party fees and income taxes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 weeks ended March 27, 2018 are not necessarily indicative of the results that may be expected for the year ending December 25, 2018.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2017.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2)  Recent Accounting Pronouncements

Revenue Recognition

(Accounting Standards Codification 606, "ASC 606")

 On December 27, 2017, we adopted ASC 606,  Revenue from Contracts with Customers.  This ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied.  This standard replaces most existing revenue recognition guidance in GAAP.  The adoption of this standard did not have an impact on our recognition of sales from company restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise restaurant sales.  As further detailed below, the adoption of this standard did have an impact on the recognition of initial franchise fees and upfront fees from international development agreements.  In addition, certain transactions that were previously recorded as expense are now classified as revenue.  We utilized the cumulative-effect method of adoption and recorded a $0.9 million reduction, net of tax, to retained earnings as of the first day of fiscal 2018 to reflect the change in the recognition pattern of initial franchise fees and upfront fees.  The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to our unaudited condensed consolidated balance sheet as of December 26, 2017 as a result of the adoption of ASC 606 were as follows:

	Balance at	ASC 606	Balance at
	December 26, 2017	Adjustments	December 27, 2017
Liabilities
Deferred tax liabilities, net	$5,301	$(299)	$5,002
Other liabilities, non-current	42,112	1,177	43,289

Equity
Retained earnings	$602,499	$(878)	$601,621

Under ASC 606, because the services we provide related to initial franchise fees and upfront fees from international development agreements do not contain separate and distinct performance obligations from the franchise right, these fees will be recognized on a straight-line basis over the term of the associated franchise agreement.  Under previous guidance, initial franchise fees were recognized when the related services had been provided, which was generally upon the opening of the restaurant, and upfront fees were recognized on a pro-rata basis as restaurants under the development agreement were opened.  These fees will continue to be recorded as a component of franchise royalties and fees in our unaudited condensed consolidated statements of income and comprehensive income.  ASC 606 requires sales-based royalties to continue to be recognized as franchisee restaurant sales occur.

In addition, certain transactions that were previously recorded as expense will be classified as revenue.  These transactions include breakage income and third party gift card fees from our gift card program as well as accounting fees, supervision fees and advertising contributions received from our franchisees.  Under ASC 606, breakage income and third party gift card fees are recorded as a component of restaurant and other sales in our unaudited condensed consolidated statements of income and comprehensive income.  Under previous guidance, these transactions were recorded as a component of other operating expense.  Also under ASC 606, accounting fees, supervision fees and advertising contributions received from our franchisees are recorded as a component of franchise royalties and fees in our unaudited condensed consolidated statements of income and comprehensive income.   Under previous guidance, these transactions were recorded as a reduction of general and administrative expense.  As noted above, we adopted ASC 606 as of the first day of fiscal 2018.  The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The impact of adopting ASC 606 as compared to the previous revenue recognition guidance on our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statements of income and comprehensive income was as follows:

	March 27, 2018
		Balances Without	Adoption Impact of
	As Reported	Adoption of ASC 606	ASC 606
Balance Sheet
Liabilities
Deferred tax liabilities, net	$8,401	$8,709	$(308)
Other liabilities, non-current	45,069	43,852	1,217

Equity
Retained earnings	$638,309	$639,218	$(909)

	13 Weeks Ended March 27, 2018
		Balances Without	Adoption Impact of
	As Reported	Adoption of ASC 606	ASC 606
Income Statement
Revenue
Restaurant and other sales	$622,402	$624,216	$(1,814)
Franchise royalties and fees	5,303	4,721	582

Costs and expenses
Other operating	92,378	94,192	(1,814)
General and administrative	30,175	29,553	622
Provision for income taxes	8,457	8,468	(11)

Net Income	$54,541	$54,572	$(31)

Statement of Cash Flows

(Accounting Standards Update 2016-15, "ASU 2016-15")

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows.  We adopted this guidance as of the beginning of our 2018 fiscal year.  The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Income Taxes

(Accounting Standards Update 2016-16, "ASU 2016-16")

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which addresses the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  This standard will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs.  We adopted this guidance as of the beginning of our 2018 fiscal year.  The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Compensation – Stock Compensation

(Accounting Standards Update 2017-09, "ASU 2017-09")

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when a change in the terms or conditions of a share-based payment award must be accounted for as a modification.  ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change in the terms and conditions of the award.  We adopted this guidance as of the beginning of our 2018 fiscal year.  The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Leases

(Accounting Standards Update 2016-02, "ASU 2016-02")

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.  This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (our 2019 fiscal year).  A modified retrospective approach is required for all leases existing or entered into after the beginning of the year of adoption or the earliest comparative period in the consolidated financial statements.

We had operating leases with remaining rental payments of approximately $852.2 million as of March 27, 2018.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.  While we are still in the process of assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated financial position due to the recognition of the right-of-use asset and lease liability related to operating leases.  While the new standard is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, we do not presently believe there will be a material impact on our consolidated results of operations, cash flows, or the related notes.

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

Goodwill

(Accounting Standards Update 2017-04, "ASU 2017-04")

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment and is expected to reduce the cost and complexity of accounting for goodwill.  ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Instead, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 (our 2020 fiscal year) and will be applied on a prospective basis.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are currently assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows.

(3)  Revenues

The following table disaggregates our revenue by major source (in thousands):

13 Weeks Ended
March 27, 2018
Restaurant and other sales	$622,402
Franchise royalties	4,484
Franchise fees	819
Total revenue	$627,705

Restaurant sales include the sale of food and beverage products to our customers.  We recognize this revenue when the products are sold.   All sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of income and comprehensive income.

Other sales include the amortization of gift card breakage and fees associated with third party gift card sales.  We record deferred revenue for gift cards that have been sold but not yet redeemed.  When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue.  For some of the gift cards that are sold, the likelihood of redemption is remote.  When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed.  We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that approximately 4% of the value of the gift cards sold by our company and our third party retailers will never be redeemed. This breakage adjustment is recorded consistent with the historic redemption pattern of the associated gift card.  In addition, we incur fees on all gift cards that are sold through third party retailers.  These fees are also deferred and recorded consistent with the historic redemption pattern of the associated gift cards.  For the 13 weeks ended March 27, 2018, we recognized gift card fees, net of gift card breakage income, of approximately $1.8 million.  Total deferred revenue related to our gift cards is included in deferred revenue-gift cards in our unaudited condensed consolidated balance sheets and includes the full value of unredeemed gift cards less the amortized portion of the breakage rates and the unamortized portion of third party fees.  As of March 27, 2018 and December 26, 2017, our deferred revenue balance related to gift cards was approximately $104.7 million and $156.6 million, respectively.  This change was primarily due to the redemption of gift cards partially offset by the sale of additional gift cards.  We recognized sales of approximately $64.6 million for the 13 weeks ended March 27, 2018 related to the amount in deferred revenue as of December 26, 2017.

Franchise royalties include continuing fees received from our franchising of Texas Roadhouse restaurants. We execute franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. These agreements require the franchisee to pay ongoing royalties of generally 4.0% of gross sales from our domestic franchisees, along with royalties paid to us by our international franchisees.  Franchise royalties are recognized as revenue as the corresponding franchisee restaurant sales occur.

Franchise fees are all remaining fees from our franchisees including initial fees, upfront fees from international agreements, fees paid to our domestic marketing and advertising fund, and fees for supervisory and administrative services.  Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.  These initial fees and renewal fees are deferred and recognized over the term of the agreement.  We also enter into area development agreements for the development of international Texas Roadhouse restaurants.  Upfront fees from development agreements are deferred and recognized on a pro-rata basis over the term of the individual restaurant franchise agreement as restaurants under the development agreement are opened.  Our domestic franchise agreement also requires our franchisees to remit 0.3% of sales to our system-wide marketing and advertising fund.  These amounts are recognized as revenue as the corresponding franchisee restaurant sales occur.  Finally, we perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed.  Total deferred revenue related to our franchise agreements is included in other liabilities in our unaudited condensed consolidated balance sheets and was approximately $1.2 million as of March 27, 2018 and

December 26, 2017.  We recognized revenue of approximately $0.1 million for the 13 weeks ended March 27, 2018 related to the amount in deferred revenue as of December 26, 2017.

(4)   Long-term Debt and Obligation Under Capital Lease

Long-term debt consisted of the following:

	March 27,	December 26,
	2018	2017
Obligation under capital lease	$1,988	$1,990
Revolver	50,000	50,000
	51,988	51,990
Less current maturities	9	9
	$51,979	$51,981

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted-average interest rate for the amended revolving credit facility as of March 27, 2018 and December 26, 2017 was 2.66% and 2.37%, respectively. As of March 27, 2018, we had $50.0 million outstanding under the revolving credit facility and $142.5 million of availability, net of $7.5 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of March 27, 2018.

(5)  Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 weeks ended March 27, 2018 and March 28, 2017 is as follows:

	13 Weeks Ended
	March 27, 2018	March 28, 2017
Tax at statutory federal rate	21.0%	35.0%
State and local tax, net of federal benefit	4.0	3.4
FICA tip tax credit	(9.5)	(7.0)
Work opportunity tax credit	(1.1)	(0.8)
Stock compensation	(2.1)	(3.2)
Net income attributable to noncontrolling interests	(1.1)	(1.1)
Officer compensation	0.9	0.1
Other	0.9	0.1
Total	13.0%	26.5%

Our effective tax rate decreased to 13.0% for the 13 weeks ended March 27, 2018 compared to 26.5% for the 13 weeks ended March 28, 2017 due to new tax legislation that was enacted in late 2017.  As a result of the new tax legislation, significant tax changes were enacted including a reduction of the federal corporate tax rate from 35.0% to 21.0%.  These changes were generally effective at the beginning of our 2018 fiscal year.

(6)Commitments and Contingencies

The estimated cost of completing capital project commitments at March 27, 2018 and December 26, 2017 was approximately $143.7 million and $150.0 million, respectively.

As of March 27, 2018 and December 26, 2017, we were contingently liable for $15.4 million and $15.6 million, respectively, for seven lease guarantees, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 27, 2018 and December 26, 2017 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

During the 13 weeks ended March 27, 2018, we bought most of our beef from three suppliers.  A change in suppliers could cause supply shortages and/or higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Related Party Transactions

As of March 27, 2018 and March 28, 2017, we had 10 franchise restaurants owned in whole or part, by certain officers, directors and 5% stockholders of the Company.  For the 13 week periods ended March 27, 2018 and March 28, 2017, these entities paid us fees of approximately $0.6 million and $0.5 million, respectively.  As disclosed in note 6, we are contingently liable on leases which are related to two of these restaurants.

(8)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average stock options and restricted stock units outstanding from our equity incentive plans.  Performance stock units are not included in the diluted earnings per share calculation until the performance-based criteria have been met.

For both 13 week periods ended March 27, 2018 and March 28, 2017, there were no shares of nonvested stock that were outstanding, but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 27, 2018	March 28, 2017
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$54,541	$34,313
Basic EPS:
Weighted-average common shares outstanding	71,333	70,779
Basic EPS	$0.76	$0.48
Diluted EPS:
Weighted-average common shares outstanding	71,333	70,779
Dilutive effect of stock options and nonvested stock	472	555
Shares-diluted	71,805	71,334
Diluted EPS	$0.76	$0.48

(9)  Fair Value Measurements

ASC 820, Fair Value Measurements ("ASC 820"), establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Level 1Inputs based on quoted prices in active markets for identical assets.

Level 2Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.

Level 3Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 27, 2018.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 27, 2018	December 26, 2017
Deferred compensation plan—assets	1	$30,472	$28,754
Deferred compensation plan—liabilities	1	(30,508)	(28,829)

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

At March 27, 2018 and December 26, 2017, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.  The fair value of our revolving credit facility at March 27, 2018 and December 26, 2017 approximated its carrying value since it is a variable rate credit facility (Level 2).

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

We did not repurchase any shares of common stock during the 13 week periods ended March 27, 2018 or March 28, 2017, respectively.    As of March 27, 2018, we had approximately $69.9 million remaining under our authorized stock repurchase program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  The section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 26, 2017, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition.  You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 558 company and franchise restaurants in 49 states and eight foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 27, 2018, our 558 restaurants included:

•

469 "company restaurants," of which 451 were wholly-owned and 18 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 469 restaurants we owned and operated as of March 27, 2018, we operated 446 as Texas Roadhouse restaurants and operated 21 as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment.

•

89 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest.  The income derived from our minority interests in these 24 franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provided various management services to these franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest.  All of the franchise restaurants operated as Texas Roadhouse restaurants.  Of the 89 franchise restaurants, 70 are domestic restaurants and 19 are international restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined formulas the remaining equity interests in 16 of the 18 majority-owned company restaurants and 67 of the domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 27, 2018 and March 28, 2017 are referred to as Q1 2018 and Q1 2017, respectively.

As further noted in note 2 to the unaudited condensed consolidated financial statements, in Q1 2018 we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers.  As a result of this adoption, certain transactions that were previously recorded as expense are now classified as revenue.  These include breakage income and third party gift card fees from our gift card program which are included in other sales and previously were included in other operating expense as well as certain fees received from our franchisees which are included in franchise royalties and fees and previously were a reduction of general and administrative expense.  In addition, we reclassified certain amounts between restaurant operating costs and general and administrative expenses.  None of the above mentioned reclassifications had an impact to income before taxes and the comparative financial information has not been restated for these reclassifications.  The comparative impact of these reclassifications is further detailed below.

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

In Q1 2018, we opened seven company restaurants while our franchise partners opened two restaurants.  We currently plan to open approximately 30 company restaurants in 2018 including up to seven Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open as many as six, primarily international, Texas Roadhouse restaurants during 2018.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2017, including pre‑opening expenses and a capitalized rent factor, was $5.3 million.  We expect our average capital investment for Texas Roadhouse restaurants opening in 2018 to be approximately $5.3 million.  For 2017, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the four Bubba’s 33 restaurants opened during the year was $6.1 million.  We expect our average capital investment for Bubba’s 33 restaurants opened in 2018 to be approximately $6.7 million.  The increase in our 2018 average capital investment for our Bubba’s 33 restaurants is primarily due to higher costs at one urban site in New Jersey as well as higher rent and pre-opening costs.  We continue to evaluate our Bubba’s 33 prototype.

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

We have entered into area development and/or franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries.  We currently have 19 restaurants open in eight foreign countries including 13 restaurants in five countries in the Middle East, three restaurants in Taiwan, two restaurants in the Philippines and one restaurant in Mexico.  For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries.  The term of the agreements may be extended.  We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain, or possibly increase, restaurant-level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management.  Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations.  See further discussion of restaurant margin below.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant and other sales, in any given year, depending on the level of inflation we experience.  In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability.  In terms of driving higher guest traffic counts, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality.  To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats in certain restaurants.

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

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On February 16, 2018, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock representing a 19% increase compared to the quarterly dividend declared in the prior year period.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  From inception through March 27, 2018, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of March 27, 2018, $69.9 million remains authorized for stock repurchases.

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

Comparable Restaurant Sales Growth.   Comparable restaurant sales growth reflects the change in restaurant sales for company restaurants over the same period in prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants closed during the period. Comparable restaurant sales growth can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

Average Unit Volume.   Average unit volume represents the average quarterly or annual restaurant sales for company restaurants open for a full six months before the beginning of the period measured excluding restaurants closed during the period.  Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average.  At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

Store Weeks.   Store weeks represent the number of weeks that our company restaurants were open during the period measured.

Restaurant Margin.    Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including cost of sales, labor, rent and other operating costs. Restaurant margin is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income from operations.  This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded.  Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance.  In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, including pre-opening and general and administrative expenses, but do not have a direct impact on restaurant-level operational efficiency and performance.  We also exclude depreciation and amortization expense, substantially all of which relates to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants.  We also exclude impairment and closure expense as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results.  Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry.  A reconciliation of income from operations to restaurant margin is included in the Results of Operations section below.

Other Key Definitions

Restaurant and Other Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income and comprehensive income.  Beginning in Q1 2018, with the adoption of new revenue recognition accounting guidance, other sales include the amortization of fees associated with our third party gift card sales net of the amortization of gift card breakage income which had previously been recorded in restaurant other operating expense.  These amounts are amortized over a period consistent with the historic redemption pattern of the associated gift cards.

Franchise Royalties and Fees.   Franchise royalties consist of royalties, as defined in our franchise agreements, paid to us by domestic and international franchisees.  Domestic and international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.  The terms of the international agreements may vary significantly from our domestic agreements. Beginning in Q1 2018, with the adoption of new revenue recognition accounting guidance, franchise royalties and fees include certain fees which had previously been recorded as a reduction of general and administrative expenses.  These include advertising fees paid by domestic franchisees to our system-wide marketing and advertising fund and management fees paid by certain domestic franchisees for supervisory and administrative services that we perform.

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

Restaurant Other Operating Expenses.   Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, supplies, local store advertising, repairs and maintenance, equipment rent, property taxes, credit card fees and general liability insurance. Profit-sharing incentive compensation expenses earned by our restaurant managing partners and market partners are also included in restaurant other operating expenses.

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

General and Administrative Expenses.   General and administrative expenses ("G&A") are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth including certain advertising costs incurred.  G&A also includes legal fees, settlement charges and share-based compensation expense related to executive officers, support center employees, and market partners, and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

Interest Expense, Net.   Interest expense includes the cost of our debt or financing obligations including the amortization of loan fees, reduced by interest income and capitalized interest.  Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.   As of March 27, 2018 and March 28, 2017, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of March 27, 2018 and March 28, 2017, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at March 27, 2018 and March 28, 2017 included 18 majority-owned restaurants all of which were open.

Q1 2018 Financial Highlights

Total revenue increased $60.0 million, or 10.6%, to $627.7 million in Q1 2018 compared to $567.7 million in Q1 2017 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Store weeks and comparable restaurant sales increased 6.5% and 4.9%, respectively, at company restaurants in Q1 2018.

Restaurant margin increased $7.1 million, or 6.3%, to $119.4 million in Q1 2018 compared to $112.3 million in Q1 2017 while restaurant margin, as a percentage of restaurant and other sales, decreased to 19.2% in Q1 2018 compared to 19.9% in Q1 2017.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to higher labor costs as a result of higher average wage rates and current staffing initiatives.  The decrease was partially offset by the reclassification of certain amounts between restaurant operating costs and general and administrative expenses as noted above.  These reclassifications impacted restaurant margin by approximately 0.2%, as a percentage of restaurant and other sales, and had no impact on income before taxes.

Net income increased $20.2 million, or 59.0%, to $54.5 million in Q1 2018 compared to $34.3 million in Q1 2017 primarily due to an increase in restaurant margin dollars, lower general and administrative expenses, and lower income tax expense.  General and administrative expenses were lower due to overlapping a pre-tax charge recorded in Q1 2017 of $14.9 million ($9.2 million after-tax) related to the settlement of a legal matter.  This charge had a $0.13 impact on diluted earnings per share and a favorable impact of 33.3% on diluted earnings per share growth in Q1 2018.  Income tax expense was lower due to a decrease in our effective income tax rate to 13.0% in Q1 2018 from 26.5% in Q1 2017 primarily due to the impact of new tax legislation.  Diluted earnings per share increased 57.9% to $0.76 in Q1 2018 from $0.48 in Q1 2017.

Results of Operations

	13 Weeks Ended
	March 27, 2018		March 28, 2017
	$	%	$	%
	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	622,402	99.2	563,320	99.2
Franchise royalties and fees	5,303	0.8	4,366	0.8
Total revenue	627,705	100.0	567,686	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	202,786	32.6	184,193	32.7
Labor	196,030	31.5	170,347	30.2
Rent	11,851	1.9	10,869	1.9
Other operating	92,378	14.8	85,660	15.2
(As a percentage of total revenue)
Pre-opening	5,044	0.8	4,740	0.8
Depreciation and amortization	24,484	3.9	22,596	4.0
Impairment and closure	86	NM	11	NM
General and administrative	30,175	4.8	40,248	7.1
Total costs and expenses	562,834	89.7	518,664	91.4
Income from operations	64,871	10.3	49,022	8.6
Interest expense, net	359	0.1	332	0.1
Equity income from investments in unconsolidated affiliates	(324)	(0.1)	(320)	(0.1)
Income before taxes	64,836	10.3	49,010	8.6
Provision for income taxes	8,457	1.3	12,987	2.3
Net income including noncontrolling interests	56,379	9.0	36,023	6.3
Net income attributable to noncontrolling interests	1,838	0.3	1,710	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	54,541	8.7	34,313	6.0

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	13 Weeks Ended
	March 27, 2018	March 28, 2017
Income from operations	$64,871	$49,022

Less:
Franchise royalties and fees	5,303	4,366

Add:
Pre-opening	5,044	4,740
Depreciation and amortization	24,484	22,596
Impairment and closure	86	11
General and administrative	30,175	40,248

Restaurant margin	$119,357	$112,251

Restaurant margin $/store week	19,735	19,760
Restaurant margin (as a percentage of restaurant and other sales)	19.2%	19.9%

See page 19 for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 26, 2017	549	527	20	2
Company openings	7	6	1	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	2	2	—	—
Balance at March 27, 2018	558	535	21	2

Q1 2018 (13 weeks) compared to Q1 2017 (13 weeks)

Restaurant and Other Sales.  Restaurant and other sales increased by 10.5% in Q1 2018 as compared to Q1 2017.  The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2018	Q1 2017
Company Restaurants:
Increase in store weeks	6.5%	8.0%
Increase in average unit volume	4.4%	2.3%
Other(1)	(0.1)%	(0.1)%
Total increase in restaurant sales	10.8%	10.2%
Other sales(2)	(0.3)%	-%
Total increase in restaurant and other sales	10.5%	10.2%

Store weeks	6,048	5,681
Comparable restaurant sales growth	4.9%	3.1%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.9%	3.2%
Average unit volume (in thousands)	$1,356	$1,299

Weekly sales by group:
Comparable restaurants (407 and 380 units, respectively)	$104,849	$100,840
Average unit volume restaurants (21 and 27 units, respectively)(3)	$93,684	$87,331
Restaurants less than six months old (18 and 16 units for each period)	$106,627	$103,316

(1)

Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed or acquired during the period.

(2)	Other sales represent $4.9 million related to the amortization of third party gift card fees net of $3.1 million related to the amortization of gift card breakage income.
(3)	Average unit volume restaurants include restaurants open a full six and up to 18 months before the beginning of the period measured.

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

	Q1 2018	Q1 2017
Guest traffic counts	4.0%	2.7%
Per person average check	0.9%	0.4%
Comparable restaurant sales growth	4.9%	3.1%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q1 2018.

The increases in our per person average check for the periods presented were primarily driven by menu price increases taken in 2017 and 2016.  In 2017, we increased menu prices in the second quarter and fourth quarter by approximately 0.5% and 0.3%, respectively. In 2016, we increased menu prices in the fourth quarter by approximately 1.0%.

In late March 2018, we implemented a price increase of approximately 0.8%.  These menu price increases were taken as a result of inflationary pressures, primarily commodities and/or labor.

In 2018, we plan to open approximately 30 company restaurants, including up to seven Bubba’s 33 restaurants.  We opened seven company restaurants in Q1 2018 including six Texas Roadhouse restaurants and one Bubba’s 33 restaurant.  We have either begun construction or have sites under contract for purchase or lease for all of our expected 2018 openings.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.9 million, or by 21%, in Q1 2018 from Q1 2017.  Included within this increase is the reclassification of approximately $0.7 million in franchise fees in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  The remaining increase in Q1 2018 was attributable to an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants.  These increases were partially offset by a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.

Franchise comparable restaurant sales increased 1.8% in Q1 2018, which included an increase in domestic franchise comparable restaurant sales of 3.9%.  Franchise restaurant count activity is shown in the restaurant activity table above.  In 2018, we anticipate that our existing franchise restaurant partners will open as many as six, primarily international, Texas Roadhouse restaurants, two of which opened in Q1 2018.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant and other sales, decreased to 32.6% in Q1 2018 from 32.7% in Q1 2017.  This decrease was primarily due to the benefit of menu pricing actions along with the reclassification of $1.5 million in Q1 2018 in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  The decrease was partially offset by commodity inflation of approximately 1.0% in Q1 2018 driven by higher food costs.

For 2018, we expect commodity cost inflation of approximately 1.0% with fixed price contracts for approximately 65% of our overall food costs and the remainder subject to fluctuating market prices.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 31.5% in Q1 2018 compared to 30.2% in Q1 2017.  This increase was primarily attributable to higher average wage rates and current staffing initiatives, partially offset by the benefit from an increase in average unit volume.

For 2018, we anticipate our labor costs will continue to be pressured by mid-single digit inflation due to increases in state-mandated minimum and tipped wage rates, ongoing labor market pressures, current staffing initiatives, and increased investment in our people.  These increases may or may not be offset by additional menu price adjustments or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, remained relatively unchanged at 1.9% in Q1 2018 and Q1 2017.  The benefit from an increase in average unit volume was offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses.    Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.8% in Q1 2018 compared to 15.2% in Q1 2017.  The decrease was primarily due to the reclassification of $1.5 million in Q1 2018 in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  In addition, lower costs related to incentive compensation, lower general liability insurance costs, and an increase in average unit volume contributed to the decrease, partially offset by higher restaurant to-go supplies expense.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $5.0 million in Q1 2018 from $4.7 million in Q1 2017.  This variance was primarily due to the timing of restaurant openings.

Overall, we plan to open approximately 30 company restaurants in 2018 compared to 27 company restaurants in 2017.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, decreased to 3.9% in Q1 2018 compared to 4.0% in Q1 2017.  The decrease was primarily due to the benefit of an increase in average unit volume partially offset by higher depreciation, as a percentage of revenue, at new restaurants and increased re-investment in equipment at older restaurants.

General and Administrative Expenses.    G&A, as a percentage of total revenue, decreased to 4.8% in Q1 2018 compared to 7.1% in Q1 2017.   The decrease was primarily due to a pre-tax charge of $14.9 million ($9.2 million after-tax) related to legal fees and the settlement of a legal matter in Q1 2017 along with the benefit of an increase in average unit volume.  The decrease was partially offset by the reclassification of $1.9 million in Q1 2018 in conjunction with the implementation of new revenue recognition accounting guidance as previously described.

Interest Expense, Net.  Interest expense increased to $0.4 million in Q1 2018 compared to $0.3 million in Q1 2017, primarily driven by higher interest rates associated with our amended revolving credit facility.  In April 2018, we paid off our outstanding credit facility of $50.0 million.  As a result, we anticipate our interest expense will be lower in 2018 compared to the prior year.

Income Tax Expense.  Our effective tax rate decreased to 13.0% in Q1 2018 compared to 26.5% in Q1 2017 primarily due to new tax legislation that was enacted in late 2017.  As a result of the new tax legislation, significant tax changes were enacted including a reduction of the federal corporate tax rate from 35.0% to 21.0%.  These changes were generally effective at the beginning of our 2018 fiscal year.  For 2018, we expect the effective tax rate to be 15.0% to 16.0%.  Our first quarter tax rate typically benefits from the excess tax benefits recorded from the significant amount of equity compensation awards that vest during the period.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 27, 2018	March 28, 2017
Net cash provided by operating activities	$106,807	$94,337
Net cash used in investing activities	(35,307)	(52,591)
Net cash used in financing activities	(24,589)	(17,178)
Net increase in cash and cash equivalents	$46,911	$24,568

Net cash provided by operating activities was $106.8 million in Q1 2018 compared to $94.3 million in Q1 2017.  This increase was primarily due to an increase in net income offset by a decrease in working capital. The decrease in working capital was primarily due to a decrease in other accrued liabilities.  Included in this amount at Q1 2017 was a $14.9 million ($9.2 million after-tax) charge related to legal fees and the settlement of a previously disclosed legal matter.

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

Net cash used in investing activities was $35.3 million in Q1 2018 compared to $52.6 million in Q1 2017.  The decrease was primarily due to the acquisition of four franchise restaurants in Q1 2017 for the aggregate purchase price of $16.5 million.

We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of March 27, 2018, we had developed 141 of the 469 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants (in thousands):

	Q1 2018	Q1 2017
New company restaurants	$20,923	$27,418
Refurbishment of existing restaurants(1)	14,384	8,645
Total capital expenditures	$35,307	$36,063

(1)	Includes capital expenditures related to the support center office.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2018, we expect our capital expenditures to be approximately $165.0 million to $175.0 million, the majority of which will relate to planned restaurant openings, including approximately 30 restaurant openings.  These amounts exclude any cash used for franchise acquisitions.  In Q1 2017, we acquired four franchise restaurants for an aggregate purchase price of $16.5 million.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility.  For 2018, we anticipate net cash provided by operating activities will exceed capital expenditures, which we plan to use to pay dividends, as approved by our Board of Directors, repurchase common stock, and/or repay borrowings under our amended credit facility.

Net cash used in financing activities was $24.6 million in Q1 2018 compared to $17.2 million in Q1 2017.  The increase is primarily due to a reduction in proceeds from noncontrolling interest contributions along with an increase in dividends paid.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  During Q1 2018, we made no share repurchases and had approximately $69.9 million remaining under our authorized stock repurchase program as of March 27, 2018.

On February 16, 2018, our Board of Directors authorized the payment of a cash dividend of $0.25 per share of common stock.  The payment of this dividend totaling $17.9 million was distributed on March 29, 2018 to shareholders of record at the close of business on March 14, 2018.  The declared dividend is included as a liability in our unaudited condensed consolidated balance sheet as of March 27, 2018.

We paid distributions of $1.5 million to equity holders of all of our 18 majority-owned company restaurants in Q1 2018.  In Q1 2017, we paid distributions of $1.0 million to equity holders of 14 of our 18 majority-owned restaurants.

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted-average interest rate for the revolving credit facility as of March 27, 2018 and December 26, 2017 was 2.66% and 2.37%, respectively. As of March 27, 2018, we had $50.0 million outstanding under the revolving credit facility and $142.5 million of availability, net of $7.5 million of outstanding letters of credit.  In April 2018, we paid off our outstanding revolving credit facility of $50.0 million.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of March 27, 2018.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 27, 2018 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligations	$51,988	$9	$24	$50,032	$1,923
Interest	5,476	224	491	501	4,260
Operating lease obligations	852,161	46,444	92,071	92,660	620,986
Capital obligations	143,726	143,726	—	—	—
Total contractual obligations(1)	$1,053,351	$190,403	$92,586	$143,193	$627,169

(1)

Excluded from this amount are certain immaterial items including unrecognized tax benefits under Accounting Standards Codification 740 and the one-time transition tax on foreign earnings required under the new tax legislation.

We have no material minimum purchase commitments with our vendors that extend beyond a year.  See notes 4 and 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any material off-balance sheet arrangements.

Guarantees

As of March 27, 2018 and December 26, 2017, we are contingently liable for $15.4 million and $15.6 million, respectively, for seven lease guarantees, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 27, 2018 and December 26, 2017 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate plus a margin of 0.875% to 1.875%, depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. At March 27, 2018, we had $50.0 million outstanding under the revolving credit facility, which bears interest at 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  The interest rate on our revolving credit facility at March 27, 2018 was 2.66%. Should interest rates based on this variable rate borrowing increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.  In April 2018, we paid off our outstanding revolving credit facility of $50.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 27, 2018.

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

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 26, 2017, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 26, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock. For the 13 weeks ended March 27, 2018, we did not repurchase any shares of common stock.  As of March 27, 2018, we had approximately $69.9 million remaining under our authorized repurchase program. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

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

TEXAS ROADHOUSE, INC.

Date: May 3, 2018	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: May 3, 2018	By:	/s/ SCOTT M. COLOSI
Scott M. Colosi
President, Chief Financial Officer
(principal financial officer)
(chief accounting officer)