Form 10-Q
period 2018-06-26
Texas Roadhouse, Inc.
filed 2018-08-03
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2018

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

The number of shares of common stock outstanding were 71,475,375 on July 25, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 26, 2018	December 26, 2017
Assets
Current assets:
Cash and cash equivalents	$154,353	$150,918
Receivables, net of allowance for doubtful accounts of $60 at June 26, 2018 and $43 at December 26, 2017	32,151	76,496
Inventories, net	17,025	16,306
Prepaid income taxes	779	—
Prepaid expenses	12,491	13,361
Total current assets	216,799	257,081
Property and equipment, net of accumulated depreciation of $564,899 at June 26, 2018 and $527,710 at December 26, 2017	928,765	912,147
Goodwill	121,040	121,040
Intangible assets, net of accumulated amortization of $13,046 at June 26, 2018 and $12,675 at December 26, 2017	2,329	2,700
Other assets	42,660	37,655
Total assets	$1,311,593	$1,330,623
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligation under capital lease	$10	$9
Accounts payable	58,372	57,579
Deferred revenue-gift cards	97,545	156,627
Accrued wages	32,744	29,678
Income taxes payable	2,293	2,494
Accrued taxes and licenses	21,232	21,997
Dividends payable	17,868	14,945
Other accrued liabilities	50,328	46,669
Total current liabilities	280,392	329,998
Long-term debt and obligation under capital lease, excluding current maturities	1,976	51,981
Stock option and other deposits	7,694	7,699
Deferred rent	44,523	42,141
Deferred tax liabilities, net	8,619	5,301
Other liabilities	46,791	42,112
Total liabilities	389,995	479,232
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 71,474,209 and 71,168,897 shares issued and outstanding at June 26, 2018 and December 26, 2017, respectively)	71	71
Additional paid-in-capital	243,357	236,548
Retained earnings	664,668	602,499
Accumulated other comprehensive loss	(47)	(39)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	908,049	839,079
Noncontrolling interests	13,549	12,312
Total equity	921,598	851,391
Total liabilities and equity	$1,311,593	$1,330,623

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 26, 2018	June 27, 2017	June 26, 2018	June 27, 2017
Revenue:
Restaurant and other sales	$624,073	$562,160	$1,246,475	$1,125,480
Franchise royalties and fees	5,164	4,102	10,467	8,468
Total revenue	629,237	566,262	1,256,942	1,133,948
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	204,048	185,171	406,834	369,364
Labor	199,647	174,585	395,677	344,932
Rent	12,119	11,112	23,970	21,981
Other operating	94,858	84,837	187,236	170,497
Pre-opening	4,107	5,014	9,151	9,754
Depreciation and amortization	25,165	23,106	49,649	45,702
Impairment and closure	22	—	108	11
General and administrative	35,004	28,223	65,179	68,471
Total costs and expenses	574,970	512,048	1,137,804	1,030,712
Income from operations	54,267	54,214	119,138	103,236
Interest expense, net	283	379	642	711
Equity income from investments in unconsolidated affiliates	(445)	(470)	(769)	(790)
Income before taxes	54,429	54,305	$119,265	$103,315
Provision for income taxes	8,466	15,126	16,923	28,113
Net income including noncontrolling interests	45,963	39,179	$102,342	$75,202
Less: Net income attributable to noncontrolling interests	1,736	1,598	3,574	3,308
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$44,227	$37,581	$98,768	$71,894
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax of $40, ($14), ($9) and ($27), respectively	(118)	22	(8)	43
Total other comprehensive (loss) income, net of tax	(118)	22	(8)	43
Total comprehensive income	$44,109	$37,603	$98,760	$71,937
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.62	$0.53	$1.38	$1.01
Diluted	$0.62	$0.53	$1.37	$1.01
Weighted average shares outstanding:
Basic	71,445	70,973	71,389	70,876
Diluted	71,897	71,437	71,853	71,398
Cash dividends declared per share	$0.25	$0.21	$0.50	$0.42

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 26, 2017	71,168,897	$71	$236,548	$602,499	$(39)	$839,079	$12,312	$851,391
Net income	—	—	—	98,768	—	98,768	3,574	102,342
Other comprehensive loss, net	—	—	—	—	(8)	(8)	—	(8)
Noncontrolling interests contribution	—	—	—	—	—	—	865	865
Contribution from executive officer	—	—	1,000	—	—	1,000	—	1,000
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,202)	(3,202)
Dividends declared ($0.50 per share)	—	—	—	(35,721)	—	(35,721)	—	(35,721)
Shares issued under share-based compensation plans including tax effects	478,690	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(173,378)	—	(10,047)	—	—	(10,047)	—	(10,047)
Cumulative effect of change in accounting principle	—	—	—	(878)	—	(878)	—	(878)
Share-based compensation	—	—	15,856	—	—	15,856	—	15,856
Balance, June 26, 2018	71,474,209	$71	$243,357	$664,668	$(47)	$908,049	$13,549	$921,598

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 26, 2018	June 27, 2017
Cash flows from operating activities:
Net income including noncontrolling interests	$102,342	$75,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,649	45,702
Deferred income taxes	3,609	(3,780)
Loss on disposition of assets	2,852	2,339
Contribution from executive officer	1,000	—
Equity income from investments in unconsolidated affiliates	(769)	(790)
Distributions of income received from investments in unconsolidated affiliates	367	370
Provision for doubtful accounts	17	19
Share-based compensation expense	15,856	12,365
Changes in operating working capital:
Receivables	44,328	26,814
Inventories	(719)	819
Prepaid expenses	870	980
Other assets	(4,600)	(4,046)
Accounts payable	(61)	(744)
Deferred revenue—gift cards	(59,082)	(51,170)
Accrued wages	3,066	3,083
Prepaid income taxes and income taxes payable	(980)	7,254
Accrued taxes and licenses	(765)	1,208
Other accrued liabilities	2,247	5,883
Deferred rent	2,382	2,842
Other liabilities	3,498	3,958
Net cash provided by operating activities	165,107	128,308
Cash flows from investing activities:
Capital expenditures—property and equipment	(66,718)	(73,637)
Acquisition of franchise restaurants, net of cash acquired	—	(16,528)
Net cash used in investing activities	(66,718)	(90,165)
Cash flows from financing activities:
Proceeds from noncontrolling interest contribution	865	3,457
Distributions to noncontrolling interest holders	(3,202)	(2,748)
Proceeds from stock option and other deposits, net	232	436
Indirect repurchase of shares for minimum tax withholdings	(10,047)	(8,626)
Principal payments on long-term debt and capital lease obligation	(50,004)	(81)
Proceeds from exercise of stock options	—	1,291
Dividends paid to shareholders	(32,798)	(28,308)
Net cash used in financing activities	(94,954)	(34,579)
Net increase in cash and cash equivalents	3,435	3,564
Cash and cash equivalents—beginning of period	150,918	112,944
Cash and cash equivalents—end of period	$154,353	$116,508
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$485	$588
Income taxes paid	$14,295	$24,638
Capital expenditures included in current liabilities	$14,268	$6,110

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of June 26, 2018 and December 26, 2017 and for the 13 and 26 weeks ended June 26, 2018 and June 27, 2017.

As of June 26, 2018, we owned and operated 476 restaurants and franchised an additional 90 restaurants in 49 states and eight foreign countries.  Of the 476 company restaurants that were operating at June 26, 2018, 458 were wholly-owned and 18 were majority-owned.  Of the 90 franchise restaurants, 70 were domestic restaurants and 20 were international restaurants.

As of June 27, 2017, we owned and operated 448 restaurants and franchised an additional 84 restaurants in 49 states and six foreign countries.  Of the 448 company restaurants that were operating at June 27, 2017, 430 were wholly-owned and 18 were majority-owned.  Of the 84 franchise restaurants, 70 were domestic restaurants and 14 were international restaurants.

As of June 26, 2018 and June 27, 2017, we owned 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of June 26, 2018 and June 27, 2017, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 and 26 weeks ended June 26, 2018 are not necessarily indicative of the results that may be expected for the year ending December 25, 2018.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2017.

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

The cumulative effects of the changes made to our unaudited condensed consolidated balance sheet as of December 26, 2017 as a result of the adoption of ASC 606 were as follows:

	Balance at	ASC 606	Balance at
	December 26, 2017	Adjustments	December 27, 2017
Liabilities
Deferred tax liabilities, net	$5,301	$(299)	$5,002
Other liabilities, non-current	42,112	1,177	43,289

Equity
Retained earnings	$602,499	$(878)	$601,621

Under ASC 606, because the services we provide related to initial franchise fees and upfront fees from international development agreements do not contain separate and distinct performance obligations from the franchise right, these fees will be recognized on a straight-line basis over the term of the associated franchise agreement.  Under previous guidance, initial franchise fees were recognized when the related services had been provided, which was generally upon the opening of the restaurant, and upfront fees were recognized on a pro-rata basis as restaurants under the development agreement were opened.  These fees will continue to be recorded as a component of franchise royalties and fees in our unaudited condensed consolidated statements of income and comprehensive income.  ASC 606 requires sales-based royalties to continue to be recognized as franchise restaurant sales occur.

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

The impact of adopting ASC 606 as compared to the previous revenue recognition guidance on our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statements of income and comprehensive income was as follows:

	June 26, 2018
		Balances Without	Adoption Impact of
	As Reported	Adoption of ASC 606	ASC 606
Balance Sheet
Liabilities
Deferred tax liabilities, net	$8,619	$8,917	$(298)
Other liabilities, non-current	46,791	45,616	1,175

Equity
Retained earnings	$664,668	$665,545	$(877)

	13 Weeks Ended June 26, 2018			26 Weeks Ended June 26, 2018
		Balances Without	Adoption		Balances Without	Adoption
		Adoption of	Impact of		Adoption of	Impact of
	As Reported	ASC 606	ASC 606	As Reported	ASC 606	ASC 606
Income Statement
Revenue
Restaurant and other sales	$624,073	$625,535	$(1,462)	$1,246,475	$1,249,750	$(3,275)
Franchise royalties and fees	5,164	4,509	655	10,467	9,230	1,237

Costs and expenses
Other operating	94,858	96,320	(1,462)	187,236	190,511	(3,275)
General and administrative	35,004	34,391	613	65,179	63,943	1,236
Provision for income taxes	8,466	8,455	11	16,923	16,923	-

Net Income	$44,227	$44,196	$31	$98,768	$98,767	$1

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

Leases

(Accounting Standards Update 2016-02, "ASU 2016-02")

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.  This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (our 2019 fiscal year).  In March 2018, the FASB approved an amendment that allowed a modified retrospective approach and new required lease disclosures for all leases existing or entered into after either the beginning of the year of adoption or the earliest comparative period in the consolidated financial statements.

We had operating leases with remaining rental payments of approximately $877.0 million as of June  26, 2018.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.  While we are still in the process of assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated financial position due to the recognition of the right-of-use asset and lease liability related to operating leases.  While the new standard is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, we do not presently believe there will be a material impact on our consolidated results of operations, cash flows, or the related notes.

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

(3)  Revenues

The following table disaggregates our revenue by major source (in thousands):

	13 Weeks Ended	26 Weeks Ended
	June 26, 2018	June 26, 2018
Restaurant and other sales	$624,073	$1,246,475
Franchise royalties	4,336	8,820
Franchise fees	828	1,647
Total revenue	$629,237	$1,256,942

Restaurant sales include the sale of food and beverage products to our customers.  We recognize this revenue when the products are sold.   All sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the unaudited condensed consolidated statements of income and comprehensive income.

Other sales include the amortization of gift card breakage and fees associated with third party gift card sales.  We record deferred revenue for gift cards that have been sold but not yet redeemed.  When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue.  For some of the gift cards that are sold, the likelihood of redemption is remote.  When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed.  We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that approximately 4% of the value of the gift cards sold by our company and our third party retailers will never be redeemed. This breakage adjustment is recorded consistent with the historic redemption pattern of the associated gift card.  In addition, we incur fees on all gift cards that are sold through third party retailers.  These fees are also deferred and recorded consistent with the historic redemption pattern of the associated gift cards.  For the 13 and 26 weeks ended June 26, 2018, we recognized gift card fees, net of gift card breakage income, of approximately $1.5 million and $3.3 million, respectively.  Total deferred revenue related to our gift cards is included in deferred revenue-gift cards in our unaudited condensed consolidated balance sheets and includes the full value of unredeemed gift cards less the amortized portion of the breakage rates and the unamortized portion of third party fees.  As of June 26, 2018 and December 26, 2017, our deferred revenue balance related to gift cards was approximately $97.5 million and $156.6 million, respectively.  This change was primarily due to the redemption of gift cards partially offset by the sale of additional gift cards.  We recognized sales of approximately $21.8 million and $86.4 million for the 13 and 26 weeks ended June 26, 2018, respectively, related to the amount in deferred revenue as of December 26, 2017.

Franchise royalties include continuing fees received from our franchising of Texas Roadhouse restaurants. We execute franchise agreements for each franchise restaurant which sets out the terms of our arrangement with the franchisee. These agreements require the franchisee to pay ongoing royalties of generally 4.0% of gross sales from our domestic franchisees, along with royalties paid to us by our international franchisees.  Franchise royalties are recognized as revenue as the corresponding franchise restaurant sales occur.

Franchise fees are all remaining fees from our franchisees including initial fees, upfront fees from international agreements, fees paid to our domestic marketing and advertising fund, and fees for supervisory and administrative services.  Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.  These initial fees and renewal fees are deferred and recognized over the term of the agreement.  We also enter into area development agreements for the development of international Texas Roadhouse restaurants.  Upfront fees from development agreements are deferred and recognized on a pro-rata basis over the term of the individual restaurant franchise agreement as restaurants under the development agreement are opened.  Our domestic franchise agreement also requires our franchisees to remit 0.3% of sales to our system-wide marketing and advertising fund.  These amounts are recognized as revenue as the corresponding franchise restaurant sales occur.  Finally, we perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed.  Total deferred revenue related to our franchise agreements is included in other liabilities in our unaudited condensed consolidated balance sheets and was approximately $1.2 million as of June 26, 2018 and December 26, 2017.  We recognized revenue of approximately $0.1 million and $0.2 million for the 13 and 26 weeks ended June 26, 2018, respectively, related to the amount in deferred revenue as of December 26, 2017.

(4)   Long-term Debt and Obligation Under Capital Lease

Long-term debt consisted of the following:

	June 26,	December 26,
	2018	2017
Obligation under capital lease	$1,986	$1,990
Revolver	—	50,000
	1,986	51,990
Less current maturities	10	9
	$1,976	$51,981

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  In April 2018, we paid off our outstanding credit facility of $50.0 million. The weighted-average interest rate for the amended  revolving credit facility as of June 26, 2018 and December 26, 2017 was 2.81% and 2.37%, respectively. As of June  26, 2018, we had $192.5 million of availability, net of $7.5 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of June  26, 2018.

(5)  Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 26 weeks ended June 26, 2018 and June 27, 2017 is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2018	June 27, 2017	June 26, 2018	June 27, 2017
Tax at statutory federal rate	21.0%	35.0%	21.0%	35.0%
State and local tax, net of federal benefit	3.5	3.4	3.8	3.4
FICA tip tax credit	(9.2)	(7.2)	(9.4)	(7.1)
Work opportunity tax credit	(1.6)	(0.8)	(1.4)	(0.8)
Stock compensation	(0.6)	(1.8)	(1.4)	(2.5)
Net income attributable to noncontrolling interests	(0.2)	(1.1)	(0.7)	(1.1)
Officer compensation	1.3	0.1	1.1	0.1
Other	1.4	0.3	1.2	0.2
Total	15.6%	27.9%	14.2%	27.2%

Our effective tax rate decreased to 15.6% for the 13 weeks ended June 26, 2018 compared to 27.9% for the 13 weeks ended June 27, 2017.  For the 26 weeks ended June 26, 2018, our effective tax rate decreased to 14.2% compared to 27.2% for the 26 weeks ended June 27, 2017. These decreases are driven by new tax legislation that was enacted in late 2017.  As a result of the new tax legislation, significant tax changes were enacted including a reduction of the federal corporate tax rate from 35.0% to 21.0%.  These changes were generally effective at the beginning of our 2018 fiscal year.

(6)Commitments and Contingencies

The estimated cost of completing capital project commitments at June 26, 2018 and December 26, 2017 was approximately $153.8 million and $150.0 million, respectively.

As of June 26, 2018 and December 26, 2017, we were contingently liable for $15.2 million and $15.6 million, respectively, for seven lease guarantees, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 26, 2018 and December 26, 2017 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

During the 13 and 26 weeks ended June 26, 2018, we bought most of our beef from three suppliers.  A change in suppliers could cause supply shortages and/or higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

We and the U.S. Equal Employment Opportunity Commission entered into a consent decree dated March 31, 2017 (the "Consent Decree") to settle the lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732 (the "Lawsuit").  The Consent Decree resolves the issues litigated in the Lawsuit.  Under the Consent Decree, among other terms, we have established a fund of $12.0 million, from which awards of monetary relief, allocated as wages for tax purposes, may be made to eligible claimants in accordance with procedures set forth in the Consent Decree.  We recorded a pre-tax charge of $14.9 million ($9.2 million after-tax) related to the Lawsuit and Consent Decree during the 13 weeks ended March 28, 2017.  The pre-tax charge includes $12.6 million of costs associated with the legal settlement and $2.3 million of legal fees associated with the defense of the case.  In addition, we recorded $0.6 million of claims administration costs during the 13 weeks ended June 26, 2018.  These pre-tax charges were recorded in general and administrative expense in our unaudited condensed consolidated statements of income and comprehensive income.

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

(7)   Related Party Transactions

As of June 26, 2018 and June 27, 2017, we had 10 franchise restaurants owned in whole or part, by certain officers, directors and 5% stockholders of the Company.  For the 13 week periods ended June 26, 2018 and June 27, 2017, these entities paid us fees of approximately $0.6 million and $0.5 million, respectively.  For both of the 26 week periods ended June 26, 2018 and June 27, 2017, these entities paid us fees of approximately $1.1 million. As disclosed in note 6, we are contingently liable on leases related to two of these restaurants.

In addition, for the 13 weeks ended June 26, 2018, our founder made a personal contribution of $1.0 million to cover a portion of the planned expenses incurred as part of the annual managing partner conference which marked our 25th anniversary.  These amounts were recorded as general and administrative expense on the condensed consolidated statement of income and as additional paid-in-capital on the condensed consolidated statement of stockholders’ equity.

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

For the 13 week periods ended June 26, 2018 and June 27, 2017, there were 1,231 and 17,691 shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the 26 week periods ended June 26, 2018 and June 27, 2017, there were 7,937 and 31,136 shares of nonvested stock, respectively, that were not included because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2018	June 27, 2017	June 26, 2018	June 27, 2017
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$44,227	$37,581	$98,768	$71,894
Basic EPS:
Weighted-average common shares outstanding	71,445	70,973	71,389	70,876
Basic EPS	$0.62	$0.53	$1.38	$1.01
Diluted EPS:
Weighted-average common shares outstanding	71,445	70,973	71,389	70,876
Dilutive effect of stock options and nonvested stock	452	464	464	522
Shares-diluted	71,897	71,437	71,853	71,398
Diluted EPS	$0.62	$0.53	$1.37	$1.01

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

There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 26, 2018.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 26, 2018	December 26, 2017
Deferred compensation plan—assets	1	$32,299	$28,754
Deferred compensation plan—liabilities	1	(32,353)	(28,829)

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

At June 26, 2018 and December 26, 2017, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.  The fair value of our revolving credit facility at December 26, 2017 approximated its carrying value since it is a variable rate credit facility (Level 2).

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

We did not repurchase any shares of common stock during the 13 and 26 week periods ended June  26, 2018 or June 27, 2017, respectively.    As of June  26, 2018, we had approximately $69.9 million remaining under our authorized stock repurchase program.

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

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 566 company and franchise restaurants in 49 states and eight foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of June 26, 2018, our 566 restaurants included:

•

476 "company restaurants," of which 458 were wholly-owned and 18 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 476 restaurants we owned and operated as of June 26, 2018, we operated 450 as Texas Roadhouse restaurants and operated 24 as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment.

•

90 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest.  The income derived from our minority interests in these 24 franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provided various management services to these franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest.  All of the franchise restaurants are operated as Texas Roadhouse restaurants.  Of the 90 franchise restaurants, 70 were domestic restaurants and 20 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 16 of the 18 majority-owned company restaurants and 68 of the domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 26, 2018 and June 27, 2017 are referred to as Q2 2018 and Q2 2017, respectively.  The 26 weeks ended June 26, 2018 and June 27, 2017 are referred to as 2018 YTD and 2017 YTD, respectively.

As further noted in note 2 to the unaudited condensed consolidated financial statements, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers as of the beginning of our 2018 fiscal year.  As a result of this adoption, certain transactions that were previously recorded as expense are now classified as revenue.  These include breakage income and third party gift card fees from our gift card program which are included in other sales and previously were included in other operating expense as well as certain fees received from our franchisees which are included in franchise royalties and fees and previously were a reduction of general and administrative expense.  In addition, we reclassified certain amounts between restaurant operating costs and general and administrative expenses.  None of the above mentioned reclassifications had an impact to income before taxes and the comparative financial information has not been restated for these reclassifications.  The comparative impact of these reclassifications is further detailed below.

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, competitors in the area and the presence of shopping and entertainment centers and a significant employment base.  Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

In 2018 YTD, we opened 14 company restaurants while our franchise partners opened three restaurants.  We currently plan to open 27 or 28 company restaurants in 2018 including up to five Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open as many as seven, primarily international, Texas Roadhouse restaurants during 2018.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2017, including pre‑opening expenses and a capitalized rent factor, was $5.3 million.  We expect our average capital investment for Texas Roadhouse restaurants opening in 2018 to be approximately $5.3 million.  For 2017, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the four Bubba’s 33 restaurants opened during the year was $6.1 million.  We expect our average capital investment for Bubba’s 33 restaurants opened in 2018 to be approximately $6.9 million.  The increase in our 2018 average capital investment for our Bubba’s 33 restaurants is primarily due to higher costs at one urban site in New Jersey as well as higher rent and pre-opening costs.  We continue to evaluate our Bubba’s 33 prototype.

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

We have entered into area development and/or franchise agreements for the development and operation of Texas Roadhouse restaurants in multiple foreign countries.  We currently have 20 restaurants open in eight foreign countries including 14 restaurants in five countries in the Middle East, three restaurants in Taiwan, two restaurants in the

Philippines and one restaurant in Mexico.  For most of the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries.  We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain restaurant-level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management.  Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations.  See further discussion of restaurant margin below.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant and other sales, in any given year, depending on the level of inflation we experience.  In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability.  In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality.  To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats in certain restaurants.

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

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On May 17, 2018, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  From inception through June 26, 2018, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of June 26, 2018, approximately $69.9 million remains authorized for stock repurchases.

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

Other Key Definitions

Restaurant and Other Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income and comprehensive income.  Beginning in 2018, with the adoption of new revenue recognition accounting guidance, other sales include the amortization of fees associated with our third party gift card sales net of the amortization of gift card breakage income which had previously been recorded in restaurant other operating expense.  These amounts are amortized over a period consistent with the historic redemption pattern of the associated gift cards.

Franchise Royalties and Fees.   Franchise royalties consist of royalties, as defined in our franchise agreements, paid to us by domestic and international franchisees.  Domestic and international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.  The terms of the international agreements may vary significantly from our domestic agreements. Beginning in 2018, with the adoption of new revenue recognition accounting guidance, franchise royalties and fees include certain fees which had previously been recorded as a reduction of general and administrative expenses.  These include advertising fees paid by domestic franchisees to our system-wide marketing and advertising fund and management fees paid by certain domestic franchisees for supervisory and administrative services that we perform.

Restaurant Cost of Sales.   Restaurant cost of sales consists of food and beverage costs of which approximately half relates to beef costs.

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

Equity Income from Unconsolidated Affiliates.   As of June 26, 2018 and June 27, 2017, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of June 26, 2018 and June 27, 2017, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at both June 26, 2018 and June 27, 2017 included 18 majority-owned restaurants, all of which were open.

Q2 2018 Financial Highlights

Total revenue increased $63.0 million, or 11.1%, to $629.2 million in Q2 2018 compared to $566.3 million in Q2 2017 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Store weeks and comparable restaurant sales increased 6.4% and 5.7%, respectively, at company restaurants in Q2 2018.

Restaurant margin increased $6.9 million, or 6.5%, to $113.4 million in Q2 2018 compared to $106.5 million in Q2 2017 while restaurant margin, as a percentage of restaurant and other sales, decreased to 18.2% in Q2 2018 compared to 18.9% in Q2 2017.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to higher labor costs as a result of higher average wage rates and current staffing initiatives.  The decrease was partially offset by the reclassification of certain amounts between restaurant operating costs and general and administrative expenses as noted above.  These reclassifications impacted restaurant margin by approximately 0.1%, as a percentage of restaurant and other sales, for Q2 2018 and had no impact on income before taxes.

Net income increased $6.6 million, or 17.7%, to $44.2 million in Q2 2018 compared to $37.6 million in Q2 2017 primarily due to an increase in restaurant margin dollars and lower income tax expense partially offset by higher general and administrative expenses.    General and administrative expenses were higher primarily due to higher managing partner conference costs and higher incentive compensation costs.  Income tax expense was lower due to a decrease in our effective income tax rate to 15.6% in Q2 2018 from 27.9% in Q2 2017 primarily due to the impact of new tax legislation.  Diluted earnings per share increased 16.9% to $0.62 in Q2 2018 from $0.53 in Q2 2017.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 26, 2018		June 27, 2017		June 26, 2018		June 27, 2017
	$	%	$	%	$	%	$	%
	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	624,073	99.2	562,160	99.3	1,246,475	99.2	1,125,480	99.3
Franchise royalties and fees	5,164	0.8	4,102	0.7	10,467	0.8	8,468	0.7
Total revenue	629,237	100.0	566,262	100.0	1,256,942	100.0	1,133,948	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	204,048	32.7	185,171	32.9	406,834	32.6	369,364	32.8
Labor	199,647	32.0	174,585	31.1	395,677	31.7	344,932	30.6
Rent	12,119	1.9	11,112	2.0	23,970	1.9	21,981	2.0
Other operating	94,858	15.2	84,837	15.1	187,236	15.0	170,497	15.1
(As a percentage of total revenue)
Pre-opening	4,107	0.7	5,014	0.9	9,151	0.7	9,754	0.9
Depreciation and amortization	25,165	4.0	23,106	4.1	49,649	3.9	45,702	4.0
Impairment and closure	22	NM	—	NM	108	NM	11	NM
General and administrative	35,004	5.6	28,223	5.0	65,179	5.2	68,471	6.0
Total costs and expenses	574,970	91.4	512,048	90.4	1,137,804	90.5	1,030,712	90.9
Income from operations	54,267	8.6	54,214	9.6	119,138	9.5	103,236	9.1
Interest expense, net	283	0.0	379	0.1	642	0.1	711	0.1
Equity income from investments in unconsolidated affiliates	(445)	(0.1)	(470)	NM	(769)	(0.1)	(790)	(0.1)
Income before taxes	54,429	8.6	54,305	9.6	119,265	9.5	103,315	9.1
Provision for income taxes	8,466	1.3	15,126	2.7	16,923	1.3	28,113	2.5
Net income including noncontrolling interests	45,963	7.3	39,179	6.9	102,342	8.1	75,202	6.6
Net income attributable to noncontrolling interests	1,736	0.3	1,598	0.3	3,574	0.3	3,308	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	44,227	7.0	37,581	6.6	98,768	7.9	71,894	6.3

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	13 Weeks Ended		26 Weeks Ended
	June 26, 2018	June 27, 2017	June 26, 2018	June 27, 2017
Income from operations	$54,267	$54,214	$119,138	$103,236

Less:
Franchise royalties and fees	5,164	4,102	10,467	8,468

Add:
Pre-opening	4,107	5,014	9,151	9,754
Depreciation and amortization	25,165	23,106	49,649	45,702
Impairment and closure	22	-	108	11
General and administrative	35,004	28,223	65,179	68,471

Restaurant margin	$113,401	$106,455	$232,758	$218,706

Restaurant margin $/store week	18,463	18,434	19,094	19,091
Restaurant margin (as a percentage of restaurant and other sales)	18.2%	18.9%	18.7%	19.4%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 26, 2017	549	527	20	2
Company openings	14	10	4	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	3	3	—	—
Balance at June 26, 2018	566	540	24	2

Q2 2018 (13 weeks) compared to Q2 2017 (13 weeks) and 2018 YTD (26 weeks) compared to 2017 YTD (26 weeks)

Restaurant and Other Sales.  Restaurant and other sales increased by 11.0% in Q2 2018 as compared to Q2 2017 and by 10.8% in 2018 YTD compared to 2017 YTD.  The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2018	Q2 2017	2018 YTD	2017 YTD
Company Restaurants:
Increase in store weeks	6.4%	7.9%	6.4%	8.0%
Increase in average unit volume	5.0%	3.3%	4.7%	2.7%
Other(1)	(0.1)%	0.2%	(0.1)%	0.1%
Total increase in restaurant sales	11.3%	11.4%	11.0%	10.8%
Other sales(2)	(0.3)%	-%	(0.2)%	-%
Total increase in restaurant and other sales	11.0%	11.4%	10.8%	10.8%

Store weeks	6,142	5,775	12,190	11,456
Comparable restaurant sales growth	5.7%	4.0%	5.3%	3.6%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	5.6%	4.1%	5.2%	3.7%
Average unit volume (in thousands)	$1,338	$1,274	$2,696	$2,575

Weekly sales by group:
Comparable restaurants (412 and 389 units, respectively)	$103,464	$98,689
Average unit volume restaurants (21 and 23 units, respectively)(3)	$91,973	$85,958
Restaurants less than six months old (17 and 16 units for each period)	$105,386	$105,972

(1)

Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed or acquired during the period.

(2)

Other sales, for Q2 2018, represent $3.4 million related to the amortization of third party gift card fees net of $1.9 million related to the amortization of gift card breakage income.  For 2018 YTD, other sales represent $8.3 million related to the amortization of third party gift card fees net of $5.0 million related to the amortization of gift card breakage income.

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

	Q2 2018	Q2 2017	2018 YTD	2017 YTD
Guest traffic counts	4.3%	3.1%	4.2%	2.9%
Per person average check	1.4%	0.9%	1.1%	0.7%
Comparable restaurant sales growth	5.7%	4.0%	5.3%	3.6%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q2 2018 and 2018 YTD.

The increases in our per person average check for the periods presented were primarily driven by menu price increases taken in 2017 and 2016.  In 2018, we increased menu prices in the first quarter by 0.8%.  In 2017, we increased menu prices in the second quarter and fourth quarter by approximately 0.5% and 0.3%, respectively. In 2016, we increased menu prices in the fourth quarter by approximately 1.0%.  These menu price increases were taken as a result of inflationary pressures, primarily commodities and/or labor.

In 2018, we plan to open 27 or 28 company restaurants, including up to five Bubba’s 33 restaurants.  We opened 14 company restaurants in 2018 YTD including ten Texas Roadhouse restaurants and four Bubba’s 33 restaurants.  We have either begun construction or have sites under contract for purchase or lease for all of our expected 2018 openings.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $1.1 million, or by 25.9%, in Q2 2018 from Q2 2017 and increased by $2.0 million, or by 23.6%, in 2018 YTD from 2017 YTD.  Included in these increases are the reclassifications of approximately $0.7 million and $1.5 million in Q2 2018 and 2018 YTD, respectively, in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  The remaining increase in Q2 2018 and 2018 YTD was attributable to an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants.  These increases were partially offset by a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.

Franchise comparable restaurant sales increased 1.9% in both Q2 2018 and 2018 YTD, which included an increase in domestic franchise comparable restaurant sales of 3.9% and 4.0%, respectively.  Franchise restaurant count activity is shown in the restaurant activity table above.  In 2018, we anticipate that our existing franchise restaurant partners will open as many as seven, primarily international, Texas Roadhouse restaurants, three of which opened in 2018 YTD.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant and other sales, decreased to 32.7% in Q2 2018 from 32.9% in Q2 2017 and decreased to 32.6% in 2018 YTD from 32.8% in 2017 YTD.  These decreases were primarily due to the benefit of menu pricing actions along with the reclassification of $1.1 million in Q2 2018 and $2.5 million in 2018 YTD in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  The decrease was partially offset by commodity inflation of approximately 1.0% in both Q2 2018 and 2018 YTD driven by higher food costs.

For 2018, we expect commodity cost inflation of approximately 1.0% with fixed price contracts for approximately 65% of our overall food costs and the remainder subject to fluctuating market prices.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 32.0% in Q2 2018 compared to 31.1% in Q2 2017 and increased to 31.7% in 2018 YTD compared to 30.6% in 2017 YTD.  These increases were primarily attributable to higher average wage rates and current staffing initiatives, partially offset by lower costs associated with health insurance along with the benefit from an increase in average unit volume.  Health insurance costs were $0.7 million lower in Q2 2018 and 2018 YTD due to changes in our claims development history.

For 2018, we anticipate our labor costs will continue to be pressured by mid-single digit inflation due to increases in state-mandated minimum and tipped wage rates, ongoing labor market pressures, current staffing initiatives, and increased investment in our people.  These increases may or may not be offset by additional menu price adjustments or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.9% in both Q2 2018 and 2018 YTD compared to 2.0% in both Q2 2017 and 2017 YTD.  The benefit from an increase in average unit volume was offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses.    Restaurant other operating expenses, as a percentage of restaurant and other sales, increased to 15.2% in Q2 2018 compared to 15.1% in Q2 2017 and decreased to 15.0% in 2018 YTD compared to

15.1% in 2017 YTD.  The increase in Q2 2018 was primarily due to higher restaurant to-go supplies expense partially offset by the reclassification of $0.7 million made in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  The decrease in 2018 YTD was primarily due to the reclassification of $2.3 million as part of this implementation as well as lower incentive compensation and lower general liability insurance costs.  These decreases were partially offset by higher restaurant to-go supplies expense.

Restaurant Pre-opening Expenses.  Pre-opening expenses decreased to $4.1 million in Q2 2018 from $5.0 million in Q2 2017 and decreased to $9.2 million in 2018 YTD from $9.8 million in 2017 YTD.  This variance was primarily due to the timing of restaurant openings.

Overall, we plan to open 27 or 28 company restaurants in 2018 compared to 27 company restaurants in 2017.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, decreased to 4.0% in Q2 2018 compared to 4.1% in Q2 2017 and decreased to 3.9% in 2018 YTD compared to 4.0% in 2017 YTD.  These decreases were primarily due to the benefit of an increase in average unit volume partially offset by higher depreciation, as a percentage of revenue, at new restaurants and increased re-investment in equipment at older restaurants.

General and Administrative Expenses.    G&A, as a percentage of total revenue, increased to 5.6% in Q2 2018 compared to 5.0% in Q2 2017 and decreased to 5.2% in 2018 YTD compared to 6.0% in 2017 YTD.  The increase in Q2 2018 was primarily due to higher managing partner conference costs, higher incentive compensation costs and reclassifications of $1.0 million made in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  This increase was partially offset by the benefit of an increase in average unit volume.  The decrease in 2018 YTD was primarily due to a pre-tax charge of $14.9 million ($9.2 million after-tax) related to legal fees and the settlement of a legal matter in 2017 YTD and the benefit of an increase in average unit volume.  This decrease was partially offset by higher managing partner conference costs, higher incentive compensation costs, and reclassifications of $3.0 million made in conjunction with the implementation of new revenue recognition accounting guidance as previously described.

Interest Expense, Net.  Interest expense decreased to $0.3 million in Q2 2018 compared to $0.4 million in Q2 2017 and to $0.6 million in 2018 YTD compared to $0.7 million 2017 YTD, primarily driven by paying off our outstanding credit facility of $50.0 million in April 2018.  As a result, we anticipate our interest expense will be lower in 2018 compared to the prior year.

Income Tax Expense.  Our effective tax rate decreased to 15.6% in Q2 2018 compared to 27.9% in Q2 2017 and decreased to 14.2% in 2018 YTD compared to 27.2% in 2017 YTD primarily due to new tax legislation that was enacted in late 2017.  As a result of the new tax legislation, significant tax changes were enacted including a reduction of the federal corporate tax rate from 35.0% to 21.0%.  These changes were generally effective at the beginning of our 2018 fiscal year.  For 2018, we expect the effective tax rate to be 14.0% to 15.0%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 26, 2018	June 27, 2017
Net cash provided by operating activities	$165,107	$128,308
Net cash used in investing activities	(66,718)	(90,165)
Net cash used in financing activities	(94,954)	(34,579)
Net increase in cash and cash equivalents	$3,435	$3,564

Net cash provided by operating activities was $165.1 million in 2018 YTD compared to $128.3 million in 2017 YTD.  This increase was primarily due to an increase in net income and deferred income taxes partially offset by a decrease in cash flows related to changes in working capital. The decrease in working capital was primarily due to decreases  in income taxes payable and deferred revenue related to gift cards partially offset by an increase in cash flows from accounts receivable.

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

Net cash used in investing activities was $66.7 million in 2018 YTD compared to $90.2 million in 2017 YTD.  The decrease was primarily due to the acquisition of four franchise restaurants in Q1 2017 for the aggregate purchase price of $16.5 million and a decrease in capital expenditures, primarily due to the timing of restaurant openings, as further noted below.

We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of June 26, 2018, we had developed 141 of the 476 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants (in thousands):

	2018 YTD	2017 YTD
New company restaurants	$39,398	$51,321
Refurbishment of existing restaurants(1)	27,320	22,316
Total capital expenditures	$66,718	$73,637

(1)	Includes capital expenditures related to the support center office.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2018, we expect our capital expenditures to be approximately $165.0 million to $175.0 million, the majority of which will relate to planned restaurant openings, including 27 or 28 restaurant openings.  These amounts exclude any cash used for franchise acquisitions.  In Q1 2017, we acquired four franchise restaurants for an aggregate purchase price of $16.5 million.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility.  For 2018, we anticipate net cash provided by operating activities will exceed capital expenditures, which we plan to use to pay dividends, as approved by our Board of Directors, repurchase common stock, and/or repay borrowings under our amended credit facility.

Net cash used in financing activities was $95.0 million in 2018 YTD compared to $34.6 million in 2017 YTD.  The increase is primarily due to the repayment of our revolving credit facility in Q2 2018 along with an increase in dividends paid.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  During 2018 YTD, we made no share repurchases and had approximately $69.9 million remaining under our authorized stock repurchase program as of June 26, 2018.

On May 17, 2018, our Board of Directors authorized the payment of a cash dividend of $0.25 per share of common stock.  The payment of this dividend totaling $17.9 million was distributed on June 29, 2018 to shareholders of record at the close of business on June 13, 2018.  The declared dividend is included as a liability in our unaudited condensed consolidated balance sheet as of June 26, 2018.

We paid distributions of $3.2 million to equity holders of our 18 majority-owned company restaurants in 2018 YTD.  In 2017 YTD, we paid distributions of $2.7 million to equity holders of 17 of our 18 majority-owned company restaurants.

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted-average interest rate for the revolving credit facility as of June 26, 2018 and December 26, 2017 was 2.81% and 2.37%, respectively. As of June 26, 2018, we had $192.5 million of availability, net of $7.5 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of June 26, 2018.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 26, 2018 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Obligation under capital lease	$1,986	$10	$25	34	1,917
Interest on capital lease	5,421	223	500	500	4,198
Operating lease obligations	877,005	47,518	94,242	95,096	640,149
Capital obligations	153,778	153,778	—	—	—
Total contractual obligations(1)	$1,038,190	$201,529	$94,767	$95,630	$646,264

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

Guarantees

As of June 26, 2018 and December 26, 2017, we are contingently liable for $15.2 million and $15.6 million, respectively, for seven lease guarantees, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 26, 2018 and December 26, 2017 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate plus a margin of 0.875% to 1.875%, depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. As of June 26, 2018, we had no outstanding borrowings under our revolving credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 26, 2018.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock. For both the 13 and 26 weeks ended June 26, 2018, we did not repurchase any shares of common stock.  As of June 26, 2018, we had approximately $69.9 million remaining under our authorized repurchase program. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Scott M. Colosi (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 18, 2018 (File No. 000-50972))

10.2	Employment Agreement between Texas Roadhouse Management Corp. and Tonya Robinson entered into as of May 18, 2018
10.3	Sixth Amendment to Lease Agreement dated June 27, 2018 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 3, 2018	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: August 3, 2018	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)