Form 10-Q
period 2018-09-25
Texas Roadhouse, Inc.
filed 2018-11-02
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒  No  ☐.

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

The number of shares of common stock outstanding were 71,550,183 on October 24, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 25, 2018	December 26, 2017
Assets
Current assets:
Cash and cash equivalents	$151,190	$150,918
Receivables, net of allowance for doubtful accounts of $27 at September 25, 2018 and $43 at December 26, 2017	34,804	76,496
Inventories, net	16,336	16,306
Prepaid income taxes	779	—
Prepaid expenses	13,046	13,361
Total current assets	216,155	257,081
Property and equipment, net of accumulated depreciation of $583,750 at September 25, 2018 and $527,710 at December 26, 2017	940,955	912,147
Goodwill	121,040	121,040
Intangible assets, net of accumulated amortization of $13,231 at September 25, 2018 and $12,675 at December 26, 2017	2,144	2,700
Other assets	44,532	37,655
Total assets	$1,324,826	$1,330,623
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and obligation under capital lease	$10	$9
Accounts payable	55,021	57,579
Deferred revenue-gift cards	87,947	156,627
Accrued wages	32,945	29,678
Income taxes payable	3,508	2,494
Accrued taxes and licenses	24,835	21,997
Dividends payable	17,884	14,945
Other accrued liabilities	50,327	46,669
Total current liabilities	272,477	329,998
Long-term debt and obligation under capital lease, excluding current maturities	1,973	51,981
Stock option and other deposits	7,300	7,699
Deferred rent	46,285	42,141
Deferred tax liabilities, net	7,102	5,301
Other liabilities	48,391	42,112
Total liabilities	383,528	479,232
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 71,545,237 and 71,168,897 shares issued and outstanding at September 25, 2018 and December 26, 2017, respectively)	72	71
Additional paid-in-capital	250,480	236,548
Retained earnings	675,909	602,499
Accumulated other comprehensive loss	(206)	(39)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	926,255	839,079
Noncontrolling interests	15,043	12,312
Total equity	941,298	851,391
Total liabilities and equity	$1,324,826	$1,330,623

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 25, 2018	September 26, 2017	September 25, 2018	September 26, 2017
Revenue:
Restaurant and other sales	$589,704	$536,341	$1,836,179	$1,661,821
Franchise royalties and fees	4,891	4,166	15,358	12,634
Total revenue	594,595	540,507	1,851,537	1,674,455
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	191,990	176,498	598,824	545,862
Labor	197,621	169,355	593,298	514,287
Rent	12,330	11,257	36,300	33,238
Other operating	91,946	83,679	279,182	254,176
Pre-opening	4,378	4,548	13,529	14,302
Depreciation and amortization	25,843	23,534	75,492	69,236
Impairment and closure	20	2	128	13
General and administrative	35,023	26,123	100,202	94,594
Total costs and expenses	559,151	494,996	1,696,955	1,525,708
Income from operations	35,444	45,511	154,582	148,747
Interest expense, net	168	500	810	1,211
Equity income from investments in unconsolidated affiliates	(381)	(359)	(1,150)	(1,149)
Income before taxes	35,657	45,370	$154,922	$148,685
Provision for income taxes	5,398	13,046	22,321	41,159
Net income including noncontrolling interests	30,259	32,324	$132,601	$107,526
Less: Net income attributable to noncontrolling interests	1,134	1,310	4,708	4,618
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$29,125	$31,014	$127,893	$102,908
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax of $54, ($55), $46 and ($82), respectively	(159)	88	(167)	131
Total other comprehensive (loss) income, net of tax	(159)	88	(167)	131
Total comprehensive income	$28,966	$31,102	$127,726	$103,039
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.41	$0.44	$1.79	$1.45
Diluted	$0.40	$0.43	$1.78	$1.44
Weighted average shares outstanding:
Basic	71,508	71,067	71,429	70,939
Diluted	72,006	71,532	71,906	71,449
Cash dividends declared per share	$0.25	$0.21	$0.75	$0.63

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 26, 2017	71,168,897	$71	$236,548	$602,499	$(39)	$839,079	$12,312	$851,391
Net income	—	—	—	127,893	—	127,893	4,708	132,601
Other comprehensive loss, net	—	—	—	—	(167)	(167)	—	(167)
Noncontrolling interests contribution	—	—	—	—	—	—	2,551	2,551
Contribution from executive officer	—	—	1,000	—	—	1,000	—	1,000
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,481)	(4,481)
Acquisition of noncontrolling interest	—	—	(75)	—	—	(75)	(47)	(122)
Dividends declared ($0.75 per share)	—	—	—	(53,605)	—	(53,605)	—	(53,605)
Shares issued under share-based compensation plans including tax effects	580,861	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(204,521)	—	(11,812)	—	—	(11,812)	—	(11,812)
Cumulative effect of change in accounting principle	—	—	—	(878)	—	(878)	—	(878)
Share-based compensation	—	—	24,820	—	—	24,820	—	24,820
Balance, September 25, 2018	71,545,237	$72	$250,480	$675,909	$(206)	$926,255	$15,043	$941,298

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 25, 2018	September 26, 2017
Cash flows from operating activities:
Net income including noncontrolling interests	$132,601	$107,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,492	69,236
Deferred income taxes	2,146	(5,647)
Loss on disposition of assets	4,339	3,490
Contribution from executive officer	1,000	—
Equity income from investments in unconsolidated affiliates	(1,150)	(1,149)
Distributions of income received from investments in unconsolidated affiliates	521	585
Provision for doubtful accounts	16	19
Share-based compensation expense	24,820	18,826
Changes in operating working capital:
Receivables	41,676	31,129
Inventories	(30)	805
Prepaid expenses	315	1,689
Other assets	(6,582)	(5,729)
Accounts payable	918	(3,162)
Deferred revenue—gift cards	(68,680)	(59,302)
Accrued wages	3,267	3,541
Prepaid income taxes and income taxes payable	235	9,535
Accrued taxes and licenses	2,838	3,785
Other accrued liabilities	2,593	3,536
Deferred rent	4,144	4,158
Other liabilities	5,100	5,199
Net cash provided by operating activities	225,579	188,070
Cash flows from investing activities:
Capital expenditures—property and equipment	(110,906)	(117,037)
Acquisition of franchise restaurants, net of cash acquired	—	(16,528)
Net cash used in investing activities	(110,906)	(133,565)
Cash flows from financing activities:
Debt issuance costs	—	(476)
Proceeds from noncontrolling interest contribution	2,551	3,457
Distributions to noncontrolling interest holders	(4,481)	(4,042)
Proceeds from stock option and other deposits, net	14	438
Indirect repurchase of shares for minimum tax withholdings	(11,812)	(10,097)
Principal payments on long-term debt and capital lease obligation	(50,007)	(555)
Proceeds from exercise of stock options	—	1,485
Dividends paid to shareholders	(50,666)	(43,223)
Net cash used in financing activities	(114,401)	(53,013)
Net increase in cash and cash equivalents	272	1,492
Cash and cash equivalents—beginning of period	150,918	112,944
Cash and cash equivalents—end of period	$151,190	$114,436
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$568	$948
Income taxes paid	$19,940	$37,271
Capital expenditures included in current liabilities	$9,415	$5,470

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of September 25, 2018 and September 26, 2017 and for the 13 and 39 weeks ended September 25, 2018 and September 26, 2017.

As of September 25, 2018, we owned and operated 479 restaurants and franchised an additional 91 restaurants in 49 states and eight foreign countries.  Of the 479 company restaurants that were operating at September 25, 2018, 460 were wholly-owned and 19 were majority-owned.  Of the 91 franchise restaurants, 70 were domestic restaurants and 21 were international restaurants.

As of September 26, 2017, we owned and operated 455 restaurants and franchised an additional 85 restaurants in 49 states and six foreign countries.  Of the 455 company restaurants that were operating at September 26, 2017, 437 were wholly-owned and 18 were majority-owned.  Of the 85 franchise restaurants, 70 were domestic restaurants and 15 were international restaurants.

As of September 25, 2018 and September 26, 2017, we owned 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of September 25, 2018 and September 26, 2017, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 and 39 weeks ended September 25, 2018 are not necessarily indicative of the results that may be expected for the year ending December 25, 2018.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2017.

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

The impact of adopting ASC 606 as compared to the previous revenue recognition guidance on our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statements of income and comprehensive income was as follows:

	September 25, 2018
		Balances Without	Adoption Impact of
	As Reported	Adoption of ASC 606	ASC 606
Balance Sheet
Liabilities
Deferred tax liabilities, net	$7,102	$7,398	$(296)
Other liabilities, non-current	48,391	47,223	1,168

Equity
Retained earnings	$675,909	$676,781	$(872)

	13 Weeks Ended September 25, 2018			39 Weeks Ended September 25, 2018
		Balances Without	Adoption		Balances Without	Adoption
		Adoption of	Impact of		Adoption of	Impact of
	As Reported	ASC 606	ASC 606	As Reported	ASC 606	ASC 606
Income Statement
Revenue
Restaurant and other sales	$589,704	$590,928	$(1,224)	$1,836,179	$1,840,678	$(4,499)
Franchise royalties and fees	4,891	4,299	592	15,358	13,529	1,829

Costs and expenses
Other operating	91,946	93,170	(1,224)	279,182	283,681	(4,499)
General and administrative	35,023	34,439	584	100,202	98,383	1,819
Provision for income taxes	5,398	5,396	2	22,321	22,317	4

Net Income	$29,125	$29,119	$6	$127,893	$127,887	$6

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

Leases

(Accounting Standards Update 2016-02, "ASU 2016-02")

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.  This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (our 2019 fiscal year).  In March 2018, the FASB approved an amendment that allowed a modified retrospective approach and new required lease disclosures for all leases existing or entered into after either the beginning of the year of adoption or the earliest comparative period in the consolidated financial statements.  We currently plan to adopt ASU 2016-02 using a modified retrospective approach as of the beginning of the year of adoption.  We plan to take advantage of the transition package of practical expedients permitted within the new standard which will allow us to carryforward the historical lease classification.  We also plan to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

We had operating leases with remaining rental payments of approximately $894.6 million as of September  25, 2018.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.  While we are still in the process of assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated financial position due to the recognition of the right-of-use asset and lease liability related to operating leases.  While the new standard is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, we do not presently believe there will be a material impact on our consolidated results of operations, cash flows, or the related notes.

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

Fair Value Measurements

(Accounting Standards Update 2018-13, "ASU 2018-13")

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements.  ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 (our 2020 fiscal year) and for interim periods within those years, with early adoption permitted.  We are currently assessing the impact of this new standard on our consolidated financial statements.

(3)  Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 Weeks Ended	39 Weeks Ended
	September 25, 2018	September 25, 2018
Restaurant and other sales	$589,704	$1,836,179
Franchise royalties	4,249	13,069
Franchise fees	642	2,289
Total revenue	$594,595	$1,851,537

Restaurant sales include the sale of food and beverage products to our customers.  We recognize this revenue when the products are sold.   All sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the unaudited condensed consolidated statements of income and comprehensive income.

Other sales include the amortization of gift card breakage and fees associated with third party gift card sales.  We record deferred revenue for gift cards that have been sold but not yet redeemed.  When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue.  For some of the gift cards that are sold, the likelihood of redemption is remote.  When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed.  We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that approximately 4% of the value of the gift cards sold by our company and our third party retailers will never be redeemed. This breakage adjustment is recorded consistent with the historic redemption pattern of the associated gift card.  In addition, we incur fees on all gift cards that are sold through third party retailers.  These fees are also deferred and recorded consistent with the historic redemption pattern of the associated gift cards.  For the 13 and 39 weeks ended September 25, 2018, we recognized gift card fees, net of gift card breakage income, of approximately $1.2 million and $4.5 million, respectively.  Total deferred revenue related to our gift cards is included in deferred revenue-gift cards in our unaudited condensed consolidated balance sheets and includes the full value of unredeemed gift cards less the amortized portion of the breakage rates and the unamortized portion of third party fees.  As of September 25, 2018 and December 26, 2017, our deferred revenue balance related to gift cards was approximately $87.9 million and $156.6 million, respectively.  This change was primarily due to the redemption of gift cards partially offset by the sale of additional gift cards.  We recognized sales of approximately $12.9 million and $99.3 million for the 13 and 39 weeks ended September  25, 2018, respectively, related to the amount in deferred revenue as of December 26, 2017.

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

Franchise fees are all remaining fees from our franchisees including initial fees, upfront fees from international agreements, fees paid to our domestic marketing and advertising fund, and fees for supervisory and administrative services.  Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.  These initial fees and renewal fees are deferred and recognized over the term of the agreement.  We also enter into area development agreements for the development of international Texas Roadhouse restaurants.  Upfront fees from development agreements are deferred and recognized on a pro-rata basis over the term of the individual restaurant franchise agreement as restaurants under the development agreement are opened.  Our domestic franchise agreement also requires our franchisees to remit 0.3% of sales to our system-wide marketing and advertising fund.  These amounts are recognized as revenue as the corresponding franchise restaurant sales occur.  Finally, we perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed.  Total deferred revenue related to our franchise agreements is included in other liabilities in our unaudited condensed consolidated balance sheets and was approximately $1.2 million as of September  25, 2018 and December 26, 2017.  We recognized revenue of approximately $0.1 million and $0.2 million for the 13 and 39 weeks ended September  25, 2018, respectively, related to the amount in deferred revenue as of December 26, 2017.

(4)   Long-term Debt and Obligation Under Capital Lease

Long-term debt consisted of the following:

	September 25,	December 26,
	2018	2017
Obligation under capital lease	$1,983	$1,990
Revolver	—	50,000
	1,983	51,990
Less current maturities	10	9
	$1,973	$51,981

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%.  In April 2018, we paid off our outstanding credit facility of $50.0 million. The weighted-average interest rate for the amended  revolving credit facility as of September 25, 2018 and December 26, 2017 was 3.11% and 2.37%, respectively. As of September  25, 2018, we had $192.3 million of availability, net of $7.7 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of September  25, 2018.

(5)  Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 39 weeks ended September 25, 2018 and September 26, 2017 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2018	September 26, 2017	September 25, 2018	September 26, 2017
Tax at statutory federal rate	21.0%	35.0%	21.0%	35.0%
State and local tax, net of federal benefit	3.8	3.4	3.8	3.4
FICA tip tax credit	(8.3)	(7.1)	(9.1)	(7.1)
Work opportunity tax credit	(1.9)	(0.9)	(1.5)	(0.8)
Stock compensation	(1.4)	(0.9)	(1.4)	(2.0)
Net income attributable to noncontrolling interests	(1.2)	(1.1)	(0.8)	(1.1)
Officer compensation	2.3	0.1	1.4	0.1
Other	0.8	0.3	1.0	0.2
Total	15.1%	28.8%	14.4%	27.7%

Our effective tax rate decreased to 15.1% for the 13 weeks ended September 25, 2018 compared to 28.8% for the 13 weeks ended September 26, 2017.  For the 39 weeks ended September 25, 2018, our effective tax rate decreased to 14.4% compared to 27.7% for the 39 weeks ended September 26, 2017. These decreases are driven by new tax legislation that was enacted in late 2017.  As a result of the new tax legislation, significant tax changes were enacted including a reduction of the federal corporate tax rate from 35.0% to 21.0%.  These changes were generally effective at the beginning of our 2018 fiscal year.

(6)Commitments and Contingencies

The estimated cost of completing capital project commitments at September 25, 2018 and December 26, 2017 was approximately $152.5 million and $150.0 million, respectively.

As of September 25, 2018 and December 26, 2017, we were contingently liable for $15.0 million and $15.6 million, respectively, for seven lease guarantees, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 25, 2018 and December 26, 2017 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2019
Irving, Texas (3)	December 2013	December 2019
Louisville, Kentucky (3)(4)	December 2013	November 2023

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

During the 13 and 39 weeks ended September 25, 2018, we bought most of our beef from three suppliers.    A change in suppliers could cause supply shortages and/or higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

We and the U.S. Equal Employment Opportunity Commission entered into a consent decree dated March 31, 2017 (the "Consent Decree") to settle the lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732 (the "Lawsuit").  The Consent Decree resolves the issues litigated in the Lawsuit.  Under the Consent Decree, among other terms, we have established a fund of $12.0 million, from which awards of monetary relief, allocated as wages for tax purposes, may be made to eligible claimants in accordance with procedures set forth in the Consent Decree.  We recorded a pre-tax charge of $14.9 million ($9.2 million after-tax) related to the Lawsuit and Consent Decree during the 13 weeks ended March 28, 2017.  The pre-tax charge includes $12.6 million of costs associated with the legal settlement and $2.3 million of legal fees associated with the defense of the case.  In addition, we recorded $0.9 million and $1.5 million of claims administration costs during the 13 and 39 week periods ended September 25, 2018, respectively.  These pre-tax charges were recorded in general and administrative expense in our unaudited condensed consolidated statements of income and comprehensive income.

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

(7)   Related Party Transactions

As of September 25, 2018, we had 10 franchise restaurants and one majority-owned company restaurant owned in part by certain officers, directors and 5% stockholders of the Company.  As of September 26, 2017, we had 10 franchise restaurants owned in part by certain officers, directors and 5% stockholders of the Company.  For both of the 13 week periods ended September 25, 2018 and September 26, 2017, these franchise entities paid us fees of approximately $0.5 million.  For both of the 39 week periods ended September 25, 2018 and September 26, 2017, these franchise entities paid us fees of approximately $1.6 million. As disclosed in note 6, we are contingently liable on leases related to two of these franchise restaurants.

In addition, for the 13 weeks ended June 26, 2018, our founder made a personal contribution of $1.0 million to cover a portion of the planned expenses incurred as part of the annual managing partner conference which marked our 25th anniversary.  This amount was recorded as general and administrative expense on the condensed consolidated statement of income and as additional paid-in-capital on the condensed consolidated statement of stockholders’ equity.

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

For both 13 week periods ended September 25, 2018 and September 26, 2017, there were no shares of nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the 39 week periods ended September 25, 2018 and September 26, 2017, there were 220 and 7,960 shares of nonvested stock, respectively, that were not included because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 25, 2018	September 26, 2017	September 25, 2018	September 26, 2017
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$29,125	$31,014	$127,893	$102,908
Basic EPS:
Weighted-average common shares outstanding	71,508	71,067	71,429	70,939
Basic EPS	$0.41	$0.44	$1.79	$1.45
Diluted EPS:
Weighted-average common shares outstanding	71,508	71,067	71,429	70,939
Dilutive effect of stock options and nonvested stock	498	465	477	510
Shares-diluted	72,006	71,532	71,906	71,449
Diluted EPS	$0.40	$0.43	$1.78	$1.44

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

There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 25, 2018.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 25, 2018	December 26, 2017
Deferred compensation plan—assets	1	$34,239	$28,754
Deferred compensation plan—liabilities	1	(34,273)	(28,829)

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

At September 25, 2018 and December 26, 2017, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.  The fair value of our revolving credit facility at December 26, 2017 approximated its carrying value since it is a variable rate credit facility (Level 2).

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

We did not repurchase any shares of common stock during the 13 and 39 week periods ended September  25, 2018 or September  26, 2017, respectively.    As of September  25, 2018, we had approximately $69.9 million remaining under our authorized stock repurchase program.

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

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 570 company and franchise restaurants in 49 states and eight foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of September 25, 2018, our 570 restaurants included:

•

479 "company restaurants," of which 460 were wholly-owned and 19 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 479 restaurants we owned and operated as of September 25, 2018, we operated 453 as Texas Roadhouse restaurants and operated 24 as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment.

•

91 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest.  The income derived from our minority interests in these 24 franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provided various management services to these franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest.  All of the franchise restaurants are operated as Texas Roadhouse restaurants.  Of the 91 franchise restaurants, 70 were domestic restaurants and 21 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 17 of the 19 majority-owned company restaurants and 68 of the 70 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 25, 2018 and September 26, 2017 are referred to as Q3 2018 and Q3 2017, respectively.  The 39 weeks ended September 25, 2018 and September 26, 2017 are referred to as 2018 YTD and 2017 YTD, respectively.

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

In 2018 YTD, we opened 17 company restaurants, which includes four Bubba’s 33 restaurants, while our franchise partners opened four restaurants.  We currently plan to open 27 or 28 company restaurants in 2018 including five Bubba’s 33 restaurants.  Our existing franchise partners have opened four international Texas Roadhouse restaurants in 2018 YTD.  In early Q4 2018, we had one additional international franchise opening.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2017, including pre‑opening expenses and a capitalized rent factor, was $5.3 million.  We expect our average capital investment for Texas Roadhouse restaurants opening in 2018 to be approximately $5.3 million.  For 2017, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the four Bubba’s 33 restaurants opened during the year was $6.1 million.  We expect our average capital investment for Bubba’s 33 restaurants opened in 2018 to be approximately $7.0 million.  The increase in our 2018 average capital investment for our Bubba’s 33 restaurants is primarily due to higher costs at one urban site in New Jersey as well as higher rent and pre-opening costs.  We continue to evaluate our Bubba’s 33 prototype.

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

We have entered into area development and/or franchise agreements for the development and operation of Texas Roadhouse restaurants in multiple foreign countries.  As of September 25, 2018, we have 21 restaurants open in eight foreign countries including 15 restaurants in five countries in the Middle East, three restaurants in Taiwan, two restaurants in the Philippines and one restaurant in Mexico.  For most of the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries.  We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

Maintaining and/or Improving Restaurant Level Profitability.   We plan to maintain restaurant-level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management.  Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations.  See further discussion of restaurant margin below.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success.  This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant and other sales, in any given year, depending on the level of inflation we experience.  In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability.  In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality.  To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats and parking at certain restaurants.

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

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On August 23, 2018, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  From inception through September 25, 2018, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of September 25, 2018, approximately $69.9 million remains authorized for stock repurchases.

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

Equity Income from Unconsolidated Affiliates.   As of September 25, 2018 and September 26, 2017, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of September 25, 2018 and September 26, 2017, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at September 25, 2018 and September 26, 2017 included 19 and 18 majority-owned restaurants, respectively, all of which were open.

Q3 2018 Financial Highlights

Total revenue increased $54.1 million, or 10.0%, to $594.6 million in Q3 2018 compared to $540.5 million in Q3 2017 primarily due to the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth.  Store weeks and comparable restaurant sales increased 5.6% and 5.5%, respectively, at company restaurants in Q3 2018.

Restaurant margin increased $0.3 million, or 0.3%, to $95.8 million in Q3 2018 compared to $95.6 million in Q3 2017 while restaurant margin, as a percentage of restaurant and other sales, decreased to 16.2% in Q3 2018 compared to 17.8% in Q3 2017.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to higher labor costs as a result of higher average wage rates and current staffing initiatives and higher costs associated with workers’ compensation and health insurance.  The decrease was partially offset by the reclassification of certain amounts between restaurant operating costs and general and administrative expenses as noted above.  These reclassifications increased restaurant margin by approximately 0.3%, as a percentage of restaurant and other sales, for Q3 2018 and had no impact on income before taxes.

Net income decreased $1.9 million, or 6.1%, to $29.1 million in Q3 2018 compared to $31.0 million in Q3 2017 primarily due to higher general and administrative expenses partially offset by lower income tax expense.  General and administrative expenses were higher primarily due to higher incentive compensation costs and higher legal settlement costs related to a previously disclosed legal matter.  Income tax expense was lower due to a decrease in our effective income tax rate to 15.1% in Q3 2018 from 28.8% in Q3 2017 primarily due to the impact of new tax legislation.  Diluted earnings per share decreased 6.7% to $0.40 in Q3 2018 from $0.43 in Q3 2017.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 25, 2018		September 26, 2017		September 25, 2018		September 26, 2017
	$	%	$	%	$	%	$	%
	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	589,704	99.2	536,341	99.2	1,836,179	99.2	1,661,821	99.2
Franchise royalties and fees	4,891	0.8	4,166	0.8	15,358	0.8	12,634	0.8
Total revenue	594,595	100.0	540,507	100.0	1,851,537	100.0	1,674,455	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	191,990	32.6	176,498	32.9	598,824	32.6	545,862	32.8
Labor	197,621	33.5	169,355	31.6	593,298	32.3	514,287	30.9
Rent	12,330	2.1	11,257	2.1	36,300	2.0	33,238	2.0
Other operating	91,946	15.6	83,679	15.6	279,182	15.2	254,176	15.3
(As a percentage of total revenue)
Pre-opening	4,378	0.7	4,548	0.8	13,529	0.7	14,302	0.9
Depreciation and amortization	25,843	4.3	23,534	4.4	75,492	4.1	69,236	4.1
Impairment and closure	20	NM	2	NM	128	NM	13	NM
General and administrative	35,023	5.9	26,123	4.8	100,202	5.4	94,594	5.6
Total costs and expenses	559,151	94.0	494,996	91.6	1,696,955	91.7	1,525,708	91.1
Income from operations	35,444	6.0	45,511	8.4	154,582	8.3	148,747	8.9
Interest expense, net	168	0.0	500	0.1	810	0.0	1,211	0.1
Equity income from investments in unconsolidated affiliates	(381)	(0.1)	(359)	NM	(1,150)	(0.1)	(1,149)	(0.1)
Income before taxes	35,657	6.0	45,370	8.4	154,922	8.4	148,685	8.9
Provision for income taxes	5,398	0.9	13,046	2.4	22,321	1.2	41,159	2.5
Net income including noncontrolling interests	30,259	5.1	32,324	6.0	132,601	7.2	107,526	6.4
Net income attributable to noncontrolling interests	1,134	0.2	1,310	0.2	4,708	0.3	4,618	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	29,125	4.9	31,014	5.7	127,893	6.9	102,908	6.1

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	13 Weeks Ended		39 Weeks Ended
	September 25, 2018	September 26, 2017	September 25, 2018	September 26, 2017
Income from operations	$35,444	$45,511	$154,582	$148,747

Less:
Franchise royalties and fees	4,891	4,166	15,358	12,634

Add:
Pre-opening	4,378	4,548	13,529	14,302
Depreciation and amortization	25,843	23,534	75,492	69,236
Impairment and closure	20	2	128	13
General and administrative	35,023	26,123	100,202	94,594

Restaurant margin	$95,817	$95,552	$328,575	$314,258

Restaurant margin $/store week	15,464	16,284	17,871	18,140
Restaurant margin (as a percentage of restaurant and other sales)	16.2%	17.8%	17.9%	18.9%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 26, 2017	549	527	20	2
Company openings	17	13	4	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	4	4	—	—
Balance at September 25, 2018	570	544	24	2

	September 25, 2018	September 26, 2017
Company - Texas Roadhouse	453	433
Company - Bubba's 33	24	20
Company - Other	2	2
Franchise - Texas Roadhouse - U.S.	70	70
Franchise - Texas Roadhouse - International	21	15
Total	570	540

Q3 2018 (13 weeks) compared to Q3 2017 (13 weeks) and 2018 YTD (39 weeks) compared to 2017 YTD (39 weeks)

Restaurant and Other Sales.  Restaurant and other sales increased by 9.9% in Q3 2018 as compared to Q3 2017 and by 10.5% in 2018 YTD compared to 2017 YTD.  The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2018	Q3 2017	2018 YTD	2017 YTD
Company Restaurants:
Increase in store weeks	5.6%	8.1%	6.1%	8.0%
Increase in average unit volume	4.8%	3.9%	4.7%	3.1%
Other(1)	(0.2)%	0.3%	-%	0.2%
Total increase in restaurant sales	10.2%	12.3%	10.8%	11.3%
Other sales(2)	(0.3)%	-%	(0.3)%	-%
Total increase in restaurant and other sales	9.9%	12.3%	10.5%	11.3%

Store weeks	6,196	5,868	18,386	17,324
Comparable restaurant sales growth	5.5%	4.5%	5.4%	4.0%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	5.5%	4.6%	5.3%	4.0%
Average unit volume (in thousands)	$1,255	$1,197	$3,954	$3,776

Weekly sales by group:
Comparable restaurants (417 and 396 units, respectively)	$97,137	$92,712
Average unit volume restaurants (23 and 21 units, respectively)(3)	$85,217	$79,891
Restaurants less than six months old (13 and 16 units for each period)	$96,347	$93,419

(1)

Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed or acquired during the period.

(2)

Other sales, for Q3 2018, represent $2.7 million related to the amortization of third party gift card fees net of $1.5 million related to the amortization of gift card breakage income.  For 2018 YTD, other sales represent $11.0 million related to the amortization of third party gift card fees net of $6.5 million related to the amortization of gift card breakage income.

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

	Q3 2018	Q3 2017	2018 YTD	2017 YTD
Guest traffic counts	4.0%	3.5%	4.2%	3.2%
Per person average check	1.5%	1.0%	1.2%	0.8%
Comparable restaurant sales growth	5.5%	4.5%	5.4%	4.0%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q3 2018 and 2018 YTD.

The increases in our per person average check for the periods presented were primarily driven by menu price increases taken in 2018, 2017 and 2016.  In 2018, we increased menu prices in the first quarter by 0.8%.  In 2017, we increased menu prices in the second quarter and fourth quarter by approximately 0.5% and 0.3%, respectively. In 2016, we increased menu prices in the fourth quarter by approximately 1.0%.  These menu price increases were taken as a result of inflationary pressures, primarily commodities and/or labor.  We currently plan to take an additional price increase of approximately 1.7% in November 2018 and may take additional pricing in 2019 if needed.

In 2018, we plan to open 27 or 28 company restaurants, including five Bubba’s 33 restaurants.  We opened 17 company restaurants in 2018 YTD including 13 Texas Roadhouse restaurants and four Bubba’s 33 restaurants.  We have begun construction for all of our expected 2018 openings.  Additionally, we currently plan to open approximately 25 to 30 company restaurants in 2019, including four Bubba’s 33 restaurants.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.7 million, or by 17.4%, in Q3 2018 from Q3 2017 and increased by $2.7 million, or by 21.6%, in 2018 YTD from 2017 YTD.  Included in these increases are the reclassifications of approximately $0.6 million and $2.0 million in Q3 2018 and 2018 YTD, respectively, in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  The remaining increase in Q3 2018 and 2018 YTD was attributable to an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants.  These increases were partially offset by a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.

Franchise comparable restaurant sales increased 1.8% and 2.0% in Q3 2018 and 2018 YTD, respectively, which included an increase in domestic franchise comparable restaurant sales of 4.2% and 4.1%, respectively.  Franchise restaurant count activity is shown in the restaurant activity table above.  Our existing franchise restaurant partners have opened four international Texas Roadhouse restaurants in 2018.  In early Q4 2018, we had one additional international franchise opening.  Additionally, we currently anticipate our franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in 2019.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant and other sales, decreased to 32.6% in Q3 2018 and 2018 YTD from 32.9% and 32.8% in Q3 2017 and 2017 YTD, respectively.  These decreases were primarily due to the benefit of menu pricing actions along with the reclassification of $1.3 million in Q3 2018 and $3.9 million in 2018 YTD in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  The decrease was partially offset by commodity inflation of approximately 0.7% in Q3 2018 and approximately 0.9% in 2018 YTD driven by higher food costs.

For 2018, we expect commodity cost inflation of approximately 1.0% with fixed price contracts for approximately 65% of our overall food costs and the remainder subject to fluctuating market prices.

For 2019, we currently expect commodity cost inflation to be approximately 1.0% to 2.0% with fixed price contracts for approximately 40% of our overall food costs and the remainder subject to floating market prices.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 33.5% in Q3 2018 compared to 31.6% in Q3 2017 and increased to 32.3% in 2018 YTD compared to 30.9% in 2017 YTD.  These increases were primarily attributable to higher average wage rates and current staffing initiatives along with higher costs associated with workers’ compensation and health insurance expense partially offset by the benefit from an increase in average unit volume.  Higher workers’ compensation expense was driven by a $0.9 million increase in costs recorded in Q3 2018 compared to a $1.5 million reduction in Q3 2017.  Higher health insurance expense was driven by a $0.9 million increase in costs recorded in Q3 2018 compared to a $0.9 million reduction in Q3 2017.   The changes in workers’ compensation and health insurance expense are both due to changes in our claims development history included in our quarterly actuarial reserve estimate.

For the remainder of 2018, we anticipate our labor costs will continue to be pressured by mid-single digit inflation due to increases in state-mandated minimum and tipped wage rates, ongoing labor market pressures, current staffing initiatives, and increased investment in our people.  In 2019, we anticipate our labor costs will continue to be pressured by mid-single digit inflation due to the factors discussed above.  These increases may or may not be offset by additional menu price adjustments or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, remained relatively unchanged at 2.1% in Q3 2018 and Q3 2017 and at 2.0% in 2018 YTD and 2017 YTD.  Higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants was offset by the benefit from an increase in average unit volume.

Restaurant Other Operating Expenses.    Restaurant other operating expenses, as a percentage of restaurant and other sales, remained relatively unchanged at 15.6% in Q3 2018 and Q3 2017 and decreased to 15.2% in 2018 YTD compared to 15.3% in 2017 YTD.  In both periods, higher costs associated with restaurant supplies, repairs and maintenance and gift card production were offset by lower general liability insurance costs and the reclassifications made in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  In Q3 2018 and 2018 YTD, reclassifications of $1.5 million and $3.7 million, respectively, were made in conjunction with the implementation of the new revenue recognition accounting guidance.

Restaurant Pre-opening Expenses.  Pre-opening expenses decreased to $4.4 million in Q3 2018 from $4.5 million in Q3 2017 and decreased to $13.5 million in 2018 YTD from $14.3 million in 2017 YTD.  This variance was primarily due to the timing of restaurant openings as average pre-opening expenses incurred for each restaurant remained relatively unchanged for both Q3 2018 and 2018 YTD compared to the prior year periods.

Overall, we plan to open 27 or 28 company restaurants in 2018 compared to 27 company restaurants in 2017.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, decreased to 4.3% in Q3 2018 compared to 4.4% in Q3 2017 and remained relatively unchanged at 4.1% in 2018 YTD compared to 2017 YTD.  These changes were primarily due to the benefit of an increase in average unit volume offset by higher depreciation, as a percentage of revenue, at new restaurants and increased re-investment in equipment at older restaurants.

General and Administrative Expenses.    G&A, as a percentage of total revenue, increased to 5.9% in Q3 2018 compared to 4.8% in Q3 2017 and decreased to 5.4% in 2018 YTD compared to 5.6% in 2017 YTD.  The increase in Q3 2018 was due to higher incentive compensation costs, higher claims administration costs of $0.9 million related to a previously disclosed legal settlement and reclassifications of $2.2 million made in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  This increase was partially offset by the benefit of an increase in average unit volume. The decrease in 2018 YTD was primarily due to a pre-tax charge of $14.9 million ($9.2 million after-tax) related to legal fees and the settlement of a legal matter in 2017 YTD and the benefit of an increase in average unit volume.  This decrease was partially offset by higher managing partner conference costs, higher incentive compensation costs, and reclassifications of $5.2 million made in conjunction with the implementation of new revenue recognition accounting guidance as previously described.

Interest Expense, Net.  Interest expense decreased to $0.2 million in Q3 2018 compared to $0.5 million in Q3 2017 and to $0.8 million in 2018 YTD compared to $1.2 million 2017 YTD, primarily driven by paying off our outstanding credit facility of $50.0 million in April 2018.  As a result, we anticipate our interest expense will be lower in 2018 compared to the prior year.

Income Tax Expense.  Our effective tax rate decreased to 15.1% in Q3 2018 compared to 28.8% in Q3 2017 and decreased to 14.4% in 2018 YTD compared to 27.7% in 2017 YTD primarily due to new tax legislation that was enacted in late 2017.  As a result of the new tax legislation, significant tax changes were enacted including a reduction of the federal corporate tax rate from 35.0% to 21.0%.  These changes were generally effective at the beginning of our 2018 fiscal year.  For 2018, we expect the effective tax rate to be 14.0% to 15.0%.  For 2019, we expect the effective tax rate to be between 14.0% and 15.0%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 25, 2018	September 26, 2017
Net cash provided by operating activities	$225,579	$188,070
Net cash used in investing activities	(110,906)	(133,565)
Net cash used in financing activities	(114,401)	(53,013)
Net increase in cash and cash equivalents	$272	$1,492

Net cash provided by operating activities was $225.6 million in 2018 YTD compared to $188.1 million in 2017 YTD.  This increase was primarily due to an increase in net income and deferred income taxes partially offset by a decrease in cash flows related to changes in working capital. The decrease in working capital was primarily due to decreases  in income taxes payable and deferred revenue related to gift cards partially offset by an increase in cash flows from accounts receivable.

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

Net cash used in investing activities was $110.9 million in 2018 YTD compared to $133.6 million in 2017 YTD.  The decrease was primarily due to the acquisition of four franchise restaurants in Q1 2017 for the aggregate purchase price of $16.5 million and a decrease in capital expenditures, primarily due to the timing of restaurant openings, as further noted below.

We require capital principally for the development of new company restaurants, the refurbishment of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of September 25, 2018, we had developed 142 of the 479 company restaurants on land which we own.

The following table presents a summary of capital expenditures related to the development of new restaurants and the refurbishment of existing restaurants (in thousands):

	2018 YTD	2017 YTD
New company restaurants	$65,088	$78,943
Refurbishment of existing restaurants(1)	45,818	38,094
Total capital expenditures	$110,906	$117,037

(1)	Includes capital expenditures related to the support center office.

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2018, we expect our capital expenditures to be approximately $160.0 million to $165.0 million, the majority of which will relate to planned restaurant openings, including 27 or 28 restaurant openings.  These amounts exclude any cash used for franchise acquisitions.  In Q1 2017, we acquired four franchise restaurants for an aggregate purchase price of $16.5 million.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility.  For 2018, we anticipate net cash provided by operating activities will exceed capital expenditures, which we plan to use to pay dividends, as approved by our Board of Directors and/or repurchase common stock.

Net cash used in financing activities was $114.4 million in 2018 YTD compared to $53.0 million in 2017 YTD.  The increase is primarily due to the repayment of our revolving credit facility in Q2 2018 along with an increase in dividends paid.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  During 2018 YTD, we made no share repurchases and had approximately $69.9 million remaining under our authorized stock repurchase program as of September 25, 2018.

On August 23, 2018, our Board of Directors authorized the payment of a cash dividend of $0.25 per share of common stock.  The payment of this dividend totaling $17.9 million was distributed on September 28, 2018 to shareholders of record at the close of business on September 12, 2018.  The declared dividend is included as a liability in our unaudited condensed consolidated balance sheet as of September 25, 2018.

We paid distributions of $4.5 million to equity holders of all 19 majority-owned company restaurants in 2018 YTD.  In 2017 YTD, we paid distributions of $4.0 million to equity holders of 17 of our 18 majority-owned company restaurants.

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted-average interest rate for the revolving credit facility as of September 25, 2018 and December 26, 2017 was 3.11% and 2.37%, respectively. As of September 25, 2018, we had $192.3 million of availability, net of $7.7 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of September 25, 2018.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 25, 2018 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Obligation under capital lease	$1,983	$10	$26	35	1,912
Interest on capital lease	5,365	223	508	498	4,136
Operating lease obligations	894,585	48,845	96,362	97,425	651,953
Capital obligations	152,527	152,527	—	—	—
Total contractual obligations(1)	$1,054,460	$201,605	$96,896	$97,958	$658,001

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

Guarantees

As of September 25, 2018 and December 26, 2017, we are contingently liable for $15.0 million and $15.6 million, respectively, for seven lease guarantees, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 25, 2018 and December 26, 2017 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2019
Irving, Texas (3)	December 2013	December 2019
Louisville, Kentucky (3)(4)	December 2013	November 2023

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate plus a margin of 0.875% to 1.875%, depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. As of September 25, 2018, we had no outstanding borrowings under our revolving credit facility.

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

participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September  25, 2018.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock. For both the 13 and 39 weeks ended September 25, 2018, we did not repurchase any shares of common stock.  As of September 25, 2018, we had approximately $69.9 million remaining under our authorized repurchase program. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement between Texas Roadhouse Management Corp. and Doug Thompson entered into as of August 23, 2018
10.2	Master Lease Agreement dated October 26, 2018 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: November 2, 2018	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: November 2, 2018	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)