Form 10-K
period 2018-12-25
Texas Roadhouse, Inc.
filed 2019-02-22
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000‑50972

Texas Roadhouse, Inc.

(Exact name of registrant specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20‑1083890 (IRS Employer Identification Number)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to the Form 10‑K. ☒  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non‑affiliates of the registrant as of the last day of the second fiscal quarter ended June 26, 2018 was $4,573,063,062 based on the closing stock price of $67.97. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 71,688,113 on February 13, 2019.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 25, 2018, are incorporated by reference into Part III of the Form 10‑K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10‑K.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains statements about future events and expectations that constitute forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward‑looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward‑looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

•	our ability to raise capital in the future;
•	our ability to successfully execute our growth strategies;
•	our ability to successfully open new restaurants, acquire franchise restaurants and/or execute other strategic transactions;
•	our ability to increase and/or maintain sales and profits at our existing restaurants;
•	our ability to integrate the franchise or other restaurants which we acquire or develop;
•	the continued service of key management personnel;
•	health concerns about our food products;
•	our ability to attract, motivate and retain qualified employees;
•	the impact of federal, state or local government laws and regulations relating to our employees and the sale of food and alcoholic beverages;
•	the impact of litigation, including remedial actions, payment of damages and expenses and negative publicity;
•	the cost of our principal food products;
•	labor shortages or increased labor costs, such as health care, market wage levels and workers’ compensation insurance costs;
•	inflationary increases in the costs of construction and/or real estate;
•	changes in consumer preferences and demographic trends;
•	the impact of initiatives by competitors and increased competition generally;
•	our ability to successfully expand into new and existing domestic and international markets;
•	risks associated with partnering in markets with franchisees or other investment partners with whom we have no prior history and whose interests may not align with ours;
•	risks associated with developing and successfully operating new concepts;
•	security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology systems;
•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our initiatives;
•	negative publicity regarding food safety, health concerns and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;

•	our franchisees’ adherence to the terms of the franchise agreement;
•	potential fluctuation in our quarterly operating results due to seasonality and other factors;
•	supply and delivery shortages or interruptions;
•	our ability to adequately protect our intellectual property;
•	volatility of actuarially determined self-insurance losses and loss estimates;
•	adoption of new, or changes in existing, accounting policies and practices;
•	changes in and/or interpretations of federal and state tax laws;
•	adverse weather conditions which impact guest traffic at our restaurants; and
•	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

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

General Development of Business

The Company is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 582 restaurants in 49 states and nine foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 25, 2018, we owned and operated 491 restaurants and franchised an additional 69 domestic restaurants and 22 international restaurants.

Financial Information about Operating Segments

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers, and possessing similar pricing structures, resulting in similar long‑term expected financial performance characteristics. Each of our 491 company restaurants is considered an operating segment.

Narrative Description of Business

Of the 491 restaurants we owned and operated at the end of 2018, we operated 464 as Texas Roadhouse restaurants and 25 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment. In 2019, we plan to open 25 to 30 company restaurants.  While the majority of our restaurant growth in 2019 will be Texas Roadhouse restaurants, we currently expect to open as many as four Bubba’s 33 restaurants.  Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

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

•

Offering attractive price points.  We offer our food and beverages at moderate price points that we believe are as low as or lower than those offered by many of our competitors. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. For example, at our Texas Roadhouse restaurants, our steak entrées, which include the choice of two side items, generally range from $10.99 for our 6‑ounce Sirloin to $26.99 for our 23‑ounce Porterhouse T‑Bone. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2018 was $17.09. Per guest average check represents restaurant sales divided by the number of guests served. We consider each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus.  At our Bubba’s 33 restaurants, our entrées range from $9.79 for our Classic Cheeseburger to $19.99 for our 16 inch Meaty Meaty pizza.

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

Unit Prototype and Economics

We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant‑level returns over time. Our current prototypical Texas Roadhouse restaurants consist of a freestanding building with approximately 7,200 to 7,500 square feet of space constructed on sites of approximately 1.7 to 2.0 acres or retail pad sites, with seating of approximately 58 to 68 tables for a total of 270 to 300 guests, including 18 bar seats, and parking for approximately 160 vehicles either on‑site or in combination with some form of off‑site cross parking arrangement. Our current prototypes are adaptable to in‑line and end‑cap locations and/or spaces within an enclosed mall or a shopping center.  Our prototypical Bubba’s 33 restaurant remains under development as we continue to open additional restaurants.  We expect most future Bubba’s 33 restaurants to range between approximately 7,200 and 7,600 square feet depending on the location with seating for approximately 270 guests.

As of December 25, 2018, we leased 348 properties and owned 143 properties. Our 2018 average unit volume for all Texas Roadhouse company restaurants open before June 27, 2017 was $5.2 million. The time required for a new Texas Roadhouse restaurant to reach a steady level of cash flow is approximately three to six months. For 2018, the average capital investment, including pre‑opening expenses and a capitalized rent factor, for the 23 Texas Roadhouse company restaurants opened during the year was approximately $5.2 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,330,000	$600,000	$2,070,000
Building(2)	2,045,000	1,540,000	2,920,000
Furniture and Equipment	1,195,000	1,110,000	1,285,000
Pre-opening costs	600,000	445,000	955,000
Other(3)	30,000	—	550,000
Total	$5,200,000

(1)	Represents 10x’s initial base rent in the event the land is leased or the average cost for land acquisitions.
(2)	Includes site work costs.
(3)	Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

Our average capital investment for the Texas Roadhouse restaurants opened in 2018, 2017 and 2016 was $5.2 million, $5.3 million and $5.0 million, respectively. We expect our average capital investment for restaurants to be opened in 2019 to be approximately $5.5 million.  The increase in our estimated 2019 average capital investment is due to the purchase of land and the related site improvement costs at more locations.

Our average capital investment for the Bubba’s 33 restaurants opened in 2018, 2017 and 2016 was $7.1 million, $6.1 million and $6.5 million, respectively. The increase in our 2018 average capital investment for our Bubba’s 33 restaurants was primarily due to higher costs at one urban site in New Jersey as well as higher rent and pre-opening costs. Excluding this site, the average capital investment would have been $6.5 million.  We expect our average capital investment for restaurants to be opened in 2019 to be approximately $6.5 million.  We continue to evaluate our Bubba’s 33 prototypical asset design.

We remain focused on driving sales and managing restaurant investment costs in order to maintain our restaurant development in the future.  Our capital investment (including cash and non‑cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of required site work, type of construction labor (union or non‑union), local permitting requirements, our ability to negotiate with landowners and/or landlords, cost of liquor and other licenses and hook‑up fees and geographical location.

Site Selection

We continue to refine our site selection process. In analyzing each prospective site, our real estate team, as well as our restaurant market partners, devotes significant time and resources to the evaluation of local market demographics, population density, household income levels and site‑specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities and competitors, traffic counts and parking. We work actively with experienced real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. We typically require three to six months to locate, approve and control a restaurant site and typically six to 12 additional months to obtain necessary permits. Upon receipt of permits, we require approximately four to five months to construct, equip and open a restaurant.

Existing Restaurant Locations

As of December 25, 2018, we had 491 company restaurants and 91 franchise restaurants in 49 states and nine foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	8	—	8
Alaska	2	—	2
Arizona	18	—	18
Arkansas	5	—	5
California	4	7	11
Colorado	16	1	17
Connecticut	5	—	5
Delaware	2	2	4
Florida	34	—	34
Georgia	9	6	15
Idaho	5	—	5
Illinois	15	—	15
Indiana	20	8	28
Iowa	9	—	9
Kansas	6	1	7
Kentucky	12	2	14
Louisiana	9	1	10
Maine	3	—	3
Maryland	8	6	14
Massachusetts	10	1	11
Michigan	14	3	17
Minnesota	4	—	4
Mississippi	3	—	3
Missouri	16	—	16
Montana	—	1	1
Nebraska	3	1	4
Nevada	2	—	2
New Hampshire	3	—	3
New Jersey	9	—	9
New Mexico	5	—	5
New York	19	—	19
North Carolina	19	—	19
North Dakota	2	1	3
Ohio	31	2	33
Oklahoma	7	—	7
Oregon	2	—	2
Pennsylvania	24	6	30
Rhode Island	3	—	3
South Carolina	2	6	8
South Dakota	2	—	2
Tennessee	14	2	16
Texas	67	5	72
Utah	9	1	10
Vermont	1	—	1
Virginia	15	—	15
Washington	1	—	1
West Virginia	2	3	5
Wisconsin	10	3	13
Wyoming	2	—	2
Total domestic restaurants	491	69	560
Bahrain	—	1	1
China	—	1	1
Kuwait	—	3	3
Mexico	—	1	1
Philippines	—	2	2
Qatar	—	2	2
Saudi Arabia	—	3	3
Taiwan	—	3	3
United Arab Emirates	—	6	6
Total international restaurants	—	22	22
Total system-wide restaurants	491	91	582

Food

Menu.  Our restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. At Texas Roadhouse restaurants, our dinner entrée prices generally range from $8.99 to $26.99. We offer a broad assortment of specially seasoned and aged steaks, all cooked over open grills and all but one hand‑cut daily on the premises. We also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include unlimited peanuts, fresh baked yeast rolls and most include the choice of two made‑from‑scratch sides.  Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Rattlesnake Bites®". We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées served with one side item and a beverage at prices generally between $3.99 and $8.99.  At Bubba’s 33 restaurants, our menu prices, excluding appetizers, generally range from $9.79 to $19.99.  We offer a broad assortment of wings, burgers, pizzas, salads and sandwiches.  In addition, we also offer our guests a selection of chicken, beef and seafood entrées.  Our Bubba’s 33 restaurants also offer an extensive selection of draft beer.  We provide a "12 & Under" menu for children at our Bubba’s 33 restaurants that includes a selection of items, including a beverage, at prices generally between $3.99 and $5.99.

Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer, major brands of liquor and wine as well as made in-house margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages at our Texas Roadhouse restaurants accounted for 10.7% of restaurant sales in fiscal 2018.

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

Service

Service Quality.  We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. We employ a team of service coaches whose function is to provide consistent, hands‑on training and education to our managers and service staff in our restaurants for the purpose of reinforcing service quality and consistency, staff attitude and team work and manage interaction in the dining room.  The service coach team supports substantially all restaurants system-wide.

Guest Satisfaction.  Through the use of guest surveys, our websites, "texasroadhouse.com" and "bubbas33.com," a toll‑free guest response telephone line, emails, letters, social media, and personal interaction in the restaurant, we receive valuable feedback from guests. Additionally, we employ an outside service to administer a "Secret Shopper" program whereby trained individuals periodically dine and comprehensively evaluate the guest experience at each of our domestic restaurants. Particular attention is given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. The resulting reports are used for follow up training and providing feedback to both staff and management. We continue to evaluate and implement processes relating to guest satisfaction, including reducing guest wait times and improving host interaction with the guest.

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

People

Management Personnel.  Each of our restaurants is generally staffed with one managing partner, one kitchen manager, one service manager and one or more additional assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day‑to‑day operations of the entire restaurant.  Kitchen managers have primary responsibility for managing operations relating to our food preparation and food quality, and service managers have primary responsibility for managing our service quality and guest experiences.  The assistant managers support our kitchen and service managers; these managers are collectively responsible for the operations of the restaurant in the absence of a managing partner.  All managers are responsible for maintaining our standards of quality and performance. We use market partners to oversee the operation of our restaurants. Generally, each market partner may oversee as many as 8 to 15 managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assisting in the site selection process.  Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies and standards of quality. To further facilitate adherence to our standards of quality and to maximize uniform execution throughout the system, we employ product coaches and service coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food and service quality. The attentive service and high quality food, which results from each restaurant having a managing partner, at least two to three managers and the hands‑on assistance of a product coach and a service coach, are critical to our success.

Training and Development.  All restaurant employees are required to complete varying degrees of training before and during employment. Our comprehensive training program emphasizes our operating strategy, procedures and standards and is conducted individually at our restaurants or in groups in Louisville, Kentucky.

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

Restaurant Franchise Arrangements

Franchise Restaurants.    As of December 25, 2018, we had 25 franchisees that operated 91 Texas Roadhouse restaurants in 22 states and nine foreign countries. Domestically, franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States.  We are currently not accepting new domestic franchisees.  Approximately 75% of our franchise restaurants are operated by nine franchisees and no franchisee operates more than 15 restaurants.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries.  We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China and South Korea. As of December 25, 2018, we had 15 restaurants open in five countries in the Middle East, three restaurants open in Taiwan, two in the Philippines, one in Mexico and one in China for a total of 22 restaurants in nine foreign countries.  For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor‑provided services to each franchisee.

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

Management Services.  We provide management services to 24  of the franchise restaurants in which we and/or our executive officers have an ownership interest and six additional franchise restaurants in which neither we nor our founder have an ownership interest. Such management services include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services, restaurant employees and employee benefits on a pass‑through cost basis. We receive a monthly fee from eight franchise restaurants in which we have an ownership interest and 16 franchise restaurants in which neither we nor our founder have an ownership interest for providing payroll and accounting services.

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

Trademarks

Our registered trademarks and service marks include, among others, our trade names and our logo and proprietary rights related to certain core menu offerings. We have registered all of our significant marks for our restaurants with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 50 foreign jurisdictions. To better protect our brand, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand‑building efforts and the marketing of our restaurant concepts.

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

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling.  We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans-fat, salt and allergen content.  On May 7, 2018, new federal regulations went into effect under the Patient Protection and Affordable Care Act of 2010 ("PPACA") requiring new menu nutritional labeling requirements.  This new federal law supersedes previous food and menu nutritional labeling requirements adopted by state and local jurisdictions.  However, future regulatory action may occur as a result of the current political environment which could result in changes in the federal nutritional disclosure requirements.

In 2018, the sale of alcoholic beverages accounted for 10.7% of our Texas Roadhouse restaurant sales.  In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority, and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises.  These licenses or permits must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.  The failure of a restaurant to obtain or retain these licenses or permits would have a material adverse effect on the restaurant’s operations.  We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Consistent with industry standards, we carry liquor liability coverage as part of our existing comprehensive general liability insurance as well as excess umbrella coverage.

Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tipped wage requirements, overtime pay, health benefits, unemployment taxes, workers’ compensation, work eligibility requirements, working conditions, safety standards, and hiring and employment practices.  We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage.  In 2016, the Department of Labor published changes related to the Fair Labor Standards Act ("FLSA") which resulted in changes to the threshold for overtime pay.  The changes were scheduled to go into effect on December 1, 2016, however, in late November 2016, a federal judge blocked the implementation.  Despite the injunction, we implemented the changes to our overtime policies as originally planned.  We have implemented the provisions of the PPACA as it relates to health care reform and related rules and regulations and continue to monitor the impact of this law on our business.  We anticipate that additional legislation increasing minimum and/or tipped wage standards will be enacted in future periods and in other jurisdictions.  Further regulatory action may occur as a result of the current political environment which could result in changes to healthcare eligibility, design and cost structure.

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

Employees

As of December 25, 2018, we employed approximately 64,900 people. This amount includes 648 executive and administrative personnel and 2,361 restaurant management personnel, while the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part‑time. None of our employees are covered by a collective bargaining agreement.

Executive Officers of the Company

Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
W. Kent Taylor	63	Chairman and Chief Executive Officer
Scott M. Colosi	54	President
Celia P. Catlett	42	General Counsel and Corporate Secretary
S. Chris Jacobsen	53	Chief Marketing Officer
Tonya R. Robinson	50	Chief Financial Officer
Douglas W. Thompson	55	Chief Operating Officer

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

Scott M. Colosi.  Mr. Colosi was appointed President in August 2011. Previously, Mr. Colosi served as our Chief Financial Officer from September 2002 to August 2011 and from January 2015 to May 2018. From 1992 until September 2002, Mr. Colosi was employed by YUM! Brands, Inc., owner of the KFC, Pizza Hut and Taco Bell brands. During this time, Mr. Colosi served in various financial positions and, immediately prior to joining us, was Director of Investor Relations. Mr. Colosi has over 25 years of experience in the restaurant industry.

Celia P. Catlett.  Ms. Catlett was appointed General Counsel in November 2013. She joined Texas Roadhouse in May 2005 and served as Associate General Counsel from July 2010 until her appointment as General Counsel. She has served as Corporate Secretary since 2011. Prior to joining us, Ms. Catlett practiced law in New York City. Ms. Catlett has over 15 years of legal experience, including more than 10 years of experience in the restaurant industry.

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

Tonya R. Robinson.  Ms. Robinson was appointed Chief Financial Officer in May 2018.  She joined Texas Roadhouse in December 1998, during which time she has held the positions of Controller, Director of Financial Reporting and Vice President of Finance and Investor Relations.  Ms. Robinson has over 20 years of restaurant industry experience.

Douglas W. Thompson. Mr. Thompson was appointed Chief Operating Officer in August 2018.  He joined Texas Roadhouse in 2002 as a Market Partner and has served as our Vice President of Operations since 2015.  Before joining the company, Mr. Thompson was a single and multi-unit operator with both Outback Steakhouse, Inc. and Bennigan’s Restaurants.  Mr. Thompson has over 30 years of restaurant industry experience.

Website Access to Reports

We make our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available, free of charge on or through our Internet website, www.texasroadhouse.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").  The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The development of new restaurant concepts may not be as successful as our experience in the development of the Texas Roadhouse concept.  In May 2013, we launched a new concept, Bubba’s 33, a family-friendly, sports restaurant, which currently has lower brand awareness and less operating experience than most Texas Roadhouse restaurants and a higher initial investment cost.  As a result, the development of the Bubba’s 33 concept may not contribute to our average unit volume growth and/or profitability in a meaningful way.  As of December 25, 2018, we have expanded the concept to 25 restaurants and expect to open as many as four additional locations in 2019.  However, we can provide no assurance that new units will be accepted in the markets targeted for the expansion of this concept or that we will be able to achieve our targeted returns when opening new locations.  In the future, we may determine not to move forward with any further expansion of Bubba’s 33 or other concepts.  These decisions could limit our overall long-term growth.  Additionally, expansion of Bubba’s 33 or other concepts might divert our management’s attention from other business concerns and could have an adverse impact on our core Texas Roadhouse business.

Our expansion into international markets may present increased economic, political, regulatory and other risks.

As of December 25, 2018, our operations include 22 Texas Roadhouse franchise restaurants in nine countries outside the United States, and we expect to have further international expansion in the future.  The entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically or any success we have had in international restaurants.  In addition, operating in international markets may require significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

•	the need to adapt our brand for specific cultural and language differences;
•	new and different sources of competition;
•	the ability to identify appropriate business partners;
•	difficulties and costs associated with staffing and managing foreign operations;
•	difficulties in adapting and sourcing product specifications for international restaurant locations;
•	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;
•	difficulties in complying with local laws, regulations, and customs in foreign jurisdictions;
•	unexpected changes in regulatory requirements;
•	political or social unrest, economic instability and destabilization of a region;
•	effects of actual or threatened terrorist attacks;
•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;
•	differences in enforceability and registration of intellectual property and contract rights;
•	adverse tax consequences;
•	profit repatriation and other restrictions on the transfer of funds; and
•	different and more stringent user protection, data protection, privacy and other laws.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business and results of our operations.

We are also subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti‑boycott regulations, import/export/customs, tariffs and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely impact our business and financial performance.

Acquisition of existing restaurants from our domestic franchisees and other strategic initiatives may have unanticipated consequences that could harm our business and our financial condition.

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

As of December 25, 2018, we operated a total of 67 company restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters.

Changes in consumer preferences and discretionary spending could adversely affect our business.

Our success depends, in part, upon the popularity of our food products. Continued social concerns or shifts in consumer preferences away from our restaurants or cuisine, particularly beef, would harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our business, results of operations, financial condition or liquidity.

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
•

labor availability and costs for hourly and management personnel including mandated changes in federal and/or state minimum and tipped wage rates, overtime regulations, state unemployment taxes, or health benefits;

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

We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage.  We anticipate that additional legislation increasing minimum and/or tipped wage standards will be enacted in future periods and in other jurisdictions.  In 2016, the Department of Labor published changes related to the Fair Labor Standards Act ("FLSA") which resulted in changes to the threshold for overtime pay.  The changes were scheduled to go into effect on December 1, 2016, however, in late November 2016, a federal judge blocked the implementation.  Despite the injunction, we implemented the changes to our overtime policy as originally defined by the Department of Labor.  We implemented the provisions of the Patient Protection and Affordable Care Act of 2010 ("PPACA")  as it relates to health care reform and related rules and regulations and continue to monitor the impact of this law on our business. Further regulatory action may occur as a result of the current political environment which could result in changes to healthcare eligibility, design and cost structure.  Any increases in minimum or tipped wages or increases in employee benefits costs will result in higher labor costs.

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

During 2019 and beyond, the U.S. and global economies could suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we can charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, results of operations, financial condition or liquidity.

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

Our business could be adversely affected by our inability to respond to or effectively manage social media.

Given the marked increase in the use of social media platforms along with smart phones in recent years, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our business. The harm may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse effect on our business.

As part of our marketing strategy, we utilize social media platforms to promote our brands and attract and retain guests.  Our strategy may not be successful, resulting in expenses incurred without improvement in guest traffic or brand relevance.  In addition, a variety of risks are associated with the use of social media, including improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or dissemination of false information.  The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Health and social concerns relating to the consumption of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality and food safety, including food-borne illnesses.  In addition, consumer preferences may be impacted by current and future menu-labeling requirements.  A number of jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available. In May 2018, new federal disclosure requirements went into effect under PPACA requiring new menu nutritional labeling requirements. However, future regulatory action may occur as a result of the current political environment which could result in changes in the federal nutritional disclosure requirements. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions and to adapt our menu offerings to trends in eating habits. The imposition of menu‑labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The labeling requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concept or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as Hepatitis A, Norovirus, Ebola, Avian Flu, SARS and H1N1. To the extent that a virus is food‑borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. To the extent that a virus is transmitted by human‑to‑human contact, our employees or guests could become infected, or could choose, or be advised or required, to avoid gathering in public places, any one of which could adversely affect our business.

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

Some business processes are currently outsourced to third parties.  Such processes include information technology processes, gift card tracking, credit card authorization and processing, insurance claims processing, payroll tax filings, check payment processing, and other accounting processes.  We also continue to evaluate our other business processes to determine if additional outsourcing is a viable option to accomplish our goals.  We make a diligent effort to validate that all providers of outsourced services maintain customary internal controls, such as redundant processing facilities and adequate security frameworks to guard against breaches or data loss; however, there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services or internal controls over their processes could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

We may incur costs and adverse revenue consequences resulting from breaches of security related to confidential guest and/or employee information or the fraudulent use of credit cards.

The nature of our business involves the receipt and storage of information about our guests and employees. Hardware, software or other applications we develop and procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery or other forms of deceiving our employees or vendors. In addition, we accept electronic payment cards for payment in our restaurants. During 2018, approximately 79% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card along with employee information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of alleged theft of guest and/or employee information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could have a material adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may result in material adverse revenue consequences for us and our restaurants.

In recent years, the payment card industry began to shift liability for certain transactions to retailers who are not able to accept Europay, Mastercard, and Visa ("EMV") chip card transactions.   We are in the process of implementing EMV chip card technology.  Until the implementation of EMV chip card technology is completed by us, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to additional transaction fees, which could have an adverse effect on our business, financial condition and cash flows.

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

In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tipped wage requirements, overtime pay, health benefits, unemployment taxes, workers’ compensation, work eligibility requirements and working conditions. A number of factors could adversely affect our operating results, including:

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

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations, for disabled persons.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including our trade names and logos, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Therefore, we devote appropriate resources to the protection of our trademarks and proprietary rights.  However, the protective actions that we take may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees. Our inability to register or protect our marks and other propriety rights in foreign jurisdictions could adversely affect our competitive position in international markets.

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

Our ability to fund our operating plans and to implement our capital allocation strategies depends on sufficient cash flow from operations and/or other financing, including the use of funding under our amended revolving credit facility.  We also may seek access to the debt and/or equity capital markets.  There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all.  Our capital allocation strategies include, but are not limited to, new restaurant development, payment of dividends, refurbishment or relocation of existing restaurants, repurchases of our common stock and franchise acquisitions.  If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected.  In addition, these disruptions or a negative effect on our revenues could affect our ability to borrow or comply with our covenants under our amended revolving credit facility.  If we are unable to raise additional capital, our growth could be impeded.

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

Failure to retain the services of our key management personnel, or to successfully execute succession planning and attract additional qualified personnel could harm our business.

Our future success depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers and managers, particularly regional market partners, market partners and managing partners. Competition for these employees is intense. The loss of the services of members of our senior management team or other key officers or managers or the inability to attract additional qualified personnel as needed could materially harm our business.  In addition, our business could suffer from the misconduct of any of our key personnel.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under a master lease with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 25, 2018, we leased 128,066 square feet. Our lease expires October 31, 2048 including all applicable extensions. Of the 491 company restaurants in operation as of December 25, 2018, we owned 143 locations and leased 348 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	5	8
Alaska	—	2	2
Arizona	6	12	18
Arkansas	—	5	5
California	1	3	4
Colorado	7	9	16
Connecticut	—	5	5
Delaware	1	1	2
Florida	7	27	34
Georgia	3	6	9
Idaho	1	4	5
Illinois	3	12	15
Indiana	12	8	20
Iowa	2	7	9
Kansas	2	4	6
Kentucky	4	8	12
Louisiana	2	7	9
Maine	—	3	3
Maryland	—	8	8
Massachusetts	1	9	10
Michigan	3	11	14
Minnesota	1	3	4
Mississippi	1	2	3
Missouri	2	14	16
Nebraska	1	2	3
Nevada	—	2	2
New Hampshire	2	1	3
New Jersey	—	9	9
New Mexico	1	4	5
New York	3	16	19
North Carolina	5	14	19
North Dakota	—	2	2
Ohio	12	19	31
Oklahoma	2	5	7
Oregon	—	2	2
Pennsylvania	3	21	24
Rhode Island	—	3	3
South Carolina	—	2	2
South Dakota	1	1	2
Tennessee	—	14	14
Texas	37	30	67
Utah	1	8	9
Vermont	—	1	1
Virginia	6	9	15
Washington	—	1	1
West Virginia	1	1	2
Wisconsin	4	6	10
Wyoming	2	—	2
Total	143	348	491

Additional information concerning our properties and leasing arrangements is included in note 2(p) and note 8 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

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

The number of holders of record of our common stock as of February 13, 2019 was 197.

On February 13, 2019, our Board of Directors authorized the payment of a cash dividend of $0.30 per share of common stock. This payment will be distributed on March 29, 2019, to shareholders of record at the close of business on March 13, 2019. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock.  We have consistently grown our per share dividend each year since that time and our long term strategy includes increasing our regular quarterly dividend amount over time.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10‑K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. For the year ended December 25, 2018, we did not repurchase any shares of common stock.  As of December 25, 2018, we had approximately $69.9 million remaining under our authorized repurchase program.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012. All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

Since commencing our repurchase program in 2008, we have repurchased a total of 14,844,851 shares of common stock at a total cost of $216.6 million through December 25, 2018 under authorizations from our Board of Directors.

Stock Performance Graph

The following graph sets forth cumulative total return experienced by holders of the Company’s common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the five year period ended December 24, 2018, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 31, 2013 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since December 31, 2013

Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/31/2013	12/30/2014	12/29/2015	12/27/2016	12/26/2017	12/24/2018
Texas Roadhouse, Inc.	$100.00	$121.51	$129.71	$178.27	$194.53	$204.35
Russell 3000	$100.00	$111.54	$110.66	$121.77	$143.19	$127.95
Russell 3000 Restaurant	$100.00	$104.92	$124.10	$129.02	$153.49	$153.74

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected consolidated financial data as of and for the years 2018, 2017, 2016, 2015 and 2014 from our audited consolidated financial statements.

The Company utilizes a 52 or 53 week accounting period that typically ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. All of the fiscal years presented were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales and other	$2,437,115	$2,203,017	$1,974,261	$1,791,446	$1,568,556
Franchise royalties and fees	20,334	16,514	16,453	15,922	13,592
Total revenue	2,457,449	2,219,531	1,990,714	1,807,368	1,582,148
Income from operations	187,789	186,206	171,900	144,565	130,449
Income before taxes	188,551	186,117	171,756	144,247	129,967
Provision for income taxes	24,257	48,581	51,183	42,986	38,990
Net income including noncontrolling interests	$164,294	$137,536	$120,573	$101,261	$90,977
Less: Net income attributable to noncontrolling interests	6,069	6,010	4,975	4,367	3,955
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$158,225	$131,526	$115,598	$96,894	$87,022
Net income per common share:
Basic	$2.21	$1.85	$1.64	$1.38	$1.25
Diluted	$2.20	$1.84	$1.63	$1.37	$1.23
Weighted average shares outstanding(1):
Basic	71,467	70,989	70,396	70,032	69,719
Diluted	71,964	71,527	71,052	70,747	70,608

Cash dividends declared per share	$1.00	$0.84	$0.76	$0.68	$0.60

	Fiscal Year
	2018	2017	2016	2015	2014
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$210,125	$150,918	$112,944	$59,334	$86,122
Total assets	1,469,276	1,330,623	1,179,971	1,032,706	943,142
Long-term debt and obligations under capital leases, net of current maturities	2,081	51,981	52,381	25,550	50,693
Total liabilities	508,568	479,232	421,729	355,524	328,186
Noncontrolling interests	15,139	12,312	8,016	7,520	7,064
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity(2)	$945,569	$839,079	$750,226	$669,662	$607,892
Selected Operating Data (unaudited):
Restaurants:
Company-Texas Roadhouse	464	440	413	392	368
Company-Bubba’s 33	25	20	16	7	3
Company-Other	2	2	2	2	1
Franchise - Domestic	69	70	73	72	70
Franchise - International	22	17	13	10	9
Total	582	549	517	483	451
Company restaurant information:
Store weeks	24,693	23,274	21,583	20,020	18,565
Comparable restaurant sales growth(3)	5.4%	4.5%	3.5%	7.2%	4.7%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth(3)	5.4%	4.5%	3.6%	7.2%	4.7%
Average unit volume(4)	$5,211	$4,973	$4,805	$4,664	$4,355
Net cash provided by operating activities	$352,868	$286,373	$257,065	$227,941	$191,713
Net cash used in investing activities	$(158,145)	$(178,156)	$(164,738)	$(173,203)	$(124,240)
Net cash used in financing activities	$(135,516)	$(70,243)	$(38,717)	$(81,526)	$(76,225)

(1)	See note 12 to the Consolidated Financial Statements.
(2)	See note 11 to the Consolidated Financial Statements.
(3)

Comparable restaurant sales growth reflects the change in sales over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period, excluding sales from restaurants closed during the period.

(4)

Average unit volume represents the average annual restaurant sales from Texas Roadhouse company restaurants open for a full six months before the beginning of the period measured, excluding sales from restaurants closed during the period. Additionally, average unit volume of company restaurants for 2018, 2017, 2016, and 2014 in the table above was adjusted to reflect the restaurant sales of any acquired franchise restaurants.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F‑1 to F‑29), "Forward‑looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 582 restaurants in 49 states and nine foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high‑quality, affordable meals served with friendly, attentive service. As of December 25, 2018, our 582 restaurants included:

•

491 "company restaurants," of which 471 were wholly‑owned and 20 were majority‑owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly‑owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income. Of the 491 restaurants we owned and operated at the end of 2018, we operated 464 as Texas Roadhouse restaurants and operated 25 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment.

•

91 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 24 franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants operated as Texas Roadhouse restaurants.  Of the 91 franchise restaurants, 69 were domestic restaurants and 22 were international restaurants.

We have contractual arrangements which grant us the right to acquire at pre‑determined formulas (i) the remaining equity interests in 18 of the 20 majority‑owned company restaurants and (ii) 66 of the 69 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that typically ends on the last Tuesday in December. All of the fiscal years presented were 52 weeks in length.  Fiscal year 2019 will be 53 weeks in length and, as such, the fourth quarter of fiscal 2019 will be 14 weeks in length.

As further noted in note 2 to the consolidated financial statements, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers as of the beginning of our 2018 fiscal year.  As a result of this adoption, certain transactions that were previously recorded as expense are now classified as revenue.  These include breakage income and third party gift card fees from our gift card program which are included in other sales and previously were included in other operating expense as well as certain fees received from our franchisees which are included in franchise royalties and fees and previously were a reduction of general and administrative expense.  In addition, we reclassified certain amounts between restaurant operating costs and general and administrative expenses.  None of the above mentioned reclassifications had an impact to income before taxes and the comparative financial information has not been restated for these reclassifications.  The comparative impact of these reclassifications is further detailed below.

Long‑term Strategies to Grow Earnings Per Share

Our long‑term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.  We will continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing locations which allows us to update them to our current prototypical design and/or to obtain more favorable lease terms.  We continue to evaluate these opportunities particularly as it relates to older locations with strong sales.  Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

In 2018, we opened 28 company restaurants while our franchise partners opened five restaurants.  We currently plan to open 25 to 30 company restaurants in 2019 including as many as four Bubba’s 33 restaurants. In addition, we anticipate our existing franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in 2019.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2018, including pre‑opening expenses and a capitalized rent factor, was $5.2 million.  We expect our average capital investment for Texas Roadhouse restaurants opening in 2019 to be approximately $5.5 million.  The increase in our estimated 2019 average capital investment is due to the purchase of land and the related site improvement costs at more locations.  For 2018, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the five Bubba’s 33 restaurants opened during the year was $7.1 million.  This includes higher costs at one urban site in New Jersey.  Excluding this site, the average capital investment would have been $6.5 million.  We expect our average capital investment for Bubba’s 33 restaurants opening in 2019 to be approximately $6.5 million.  We continue to evaluate our Bubba’s 33 prototypical asset design.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries.  We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China and South Korea. As of December 25, 2018, we had 15 restaurants open in five countries in the Middle East, three restaurants open in Taiwan, two in the Philippines, one in Mexico and one in China for a total of 22 restaurants in nine foreign countries.  For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor‑provided services to each franchisee.

Maintaining and/or Improving Restaurant Level Profitability.  We plan to maintain, or possibly increase, restaurant level profitability (restaurant margin) through a combination of increased comparable restaurant sales and operating cost management. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative from income from operations.  See further discussion of restaurant margin below.  In general, we continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long‑term success. This may create a challenge in terms of maintaining and/or increasing restaurant margin, as a percentage of restaurant and other sales, in any given year, depending on the level of inflation we experience. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant level-profitability. In terms of driving higher comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats and parking at certain restaurants.

Leveraging Our Scalable Infrastructure.  To support our growth, we continue to make investments in our infrastructure. Over the past several years, we have made significant investments in our infrastructure, including information and accounting systems, real estate, human resources, legal, marketing, international and restaurant operations, including the development of new concepts. In addition, in 2018 we increased our number of regional market partners and regional support teams.  Our goal is for general and administrative costs to increase at a slower growth rate than our revenue. Whether we are able to leverage our infrastructure in future years will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long‑term strategy includes increasing our regular quarterly dividend amount over time. On February 13, 2019, our Board of Directors declared a quarterly dividend of $0.30 per share of common stock. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program. Since then, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59. On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions. As of December 25, 2018, $69.9 million remains authorized for stock repurchases.

Key Operating Personnel

Key management personnel who have a significant impact on the performance of our restaurants include kitchen managers, service managers, assistant managers, managing partners and market partners. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant.  Kitchen managers have primary responsibility for managing operations relating to our food preparation and food quality, and service managers have primary responsibility for managing our service quality and guest experiences.  The assistant managers support our kitchen and service managers; these managers are collectively responsible for the operations of the restaurant in the absence of a managing partner.  All managers are responsible for maintaining our standards of quality and performance. We use market partners to oversee the operation of our restaurants. Generally, each market partner may oversee as many as 8 to 15 managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assist in the site selection process for new restaurants.  Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies and standards of quality.

Managing partners and market partners are required, as a condition of employment, to sign a multi‑year employment agreement. The annual compensation of our managing partners and market partners includes a base salary plus a percentage of the pre‑tax income of the restaurant(s) they operate or supervise. Managing partners and market partners are eligible to participate in our equity incentive plan and are generally required to make deposits of $25,000 and $50,000, respectively. Generally, the deposits are refunded after five years of service.

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

Average Unit Volume.  Average unit volume represents the average annual restaurant and other sales for company restaurants open for a full six months before the beginning of the period measured excluding sales on restaurants closed during the period.  Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average.  At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

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

Restaurant Other Operating Expenses.  Restaurant other operating expenses consist of all other restaurant‑level operating costs, the major components of which are utilities, supplies, local store advertising, repairs and maintenance, equipment rent, property taxes, credit card fees, and general liability insurance. Profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners are also included in restaurant other operating expenses.

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

General and Administrative Expenses.  General and administrative expenses ("G&A") are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth including advertising costs incurred.  G&A also includes legal fees, settlement charges and share‑based compensation expense related to executive officers, support center employees and market partners and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

Interest Expense, Net.  Net interest expense includes the cost of our debt or financing obligations including the amortization of loan fees, reduced by interest income and capitalized interest. Interest income includes earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.  As of December 25, 2018, December 26, 2017 and December 27, 2016, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants. Additionally, as of December 25, 2018, December 26, 2017 and December 27, 2016, we owned a 40% equity interest in four non‑Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority‑owned restaurants. Our consolidated subsidiaries at December 25, 2018, December 26, 2017 and December 27, 2016 included 20, 18 and 16 majority-owned restaurants, respectively, all of which were open.

2018 Financial Highlights

Total revenue increased $237.9 million or 10.7% to $2.5 billion in 2018 compared to $2.2 billion in 2017 primarily due to an increase in average unit volume driven by comparable restaurant sales growth combined with the opening of new restaurants.  Store weeks and comparable restaurant sales increased 6.1% and 5.4%, respectively, at company restaurants in 2018.

Restaurant margin increased $17.8 million to $424.2 million in 2018 from $406.4 million in 2017 while restaurant margin, as a percentage of restaurant and other sales, decreased 104 basis points to 17.4% in 2018 compared to 18.4% in 2017.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to higher labor costs as a result of higher average wage rates, current staffing initiatives to increase sales, and higher costs associated with health insurance and workers’ compensation.  The decrease was partially offset by the reclassification of certain amounts between restaurant operating costs and general and administrative expenses as noted above.    These reclassifications increased restaurant margin by approximately 0.2%, as a percentage of restaurant and other sales and had no impact on income before taxes.

Net income increased $26.7 million or 20.3% to $158.2 million in 2018 compared to $131.5 million in 2017 primarily due to higher revenue and lower income tax expense partially offset by higher labor costs.  In addition, we overlapped a pre-tax charge of $14.9 million ($9.2 million after-tax), or $0.13 per diluted share, in 2017 related to the settlement of a previously disclosed legal matter.  Our income tax rate decreased to 12.9% from 26.1% in the prior year primarily due to the impact of new tax legislation.  Diluted earnings per share increased 19.6% to $2.20 from $1.84 in the prior year.

	Results of Operations
	Fiscal Year
	2018		2017		2016
	$	%	$	%	$	%
	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	2,437,115	99.2	2,203,017	99.3	1,974,261	99.2
Franchise royalties and fees	20,334	0.8	16,514	0.7	16,453	0.8
Total revenue	2,457,449	100.0	2,219,531	100.0	1,990,714	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	795,300	32.6	721,550	32.8	669,203	33.9
Labor	793,384	32.6	687,545	31.2	590,256	29.9
Rent	48,791	2.0	44,807	2.0	40,580	2.1
Other operating	375,477	15.4	342,702	15.6	305,290	15.5
(As a percentage of total revenue)
Pre-opening	19,051	0.8	19,274	0.9	19,547	1.0
Depreciation and amortization	101,216	4.1	93,499	4.2	82,964	4.2
Impairment and closure	278	NM	654	NM	179	NM
General and administrative	136,163	5.5	123,294	5.6	110,795	5.6
Total costs and expenses	2,269,660	92.4	2,033,325	91.6	1,818,814	91.4
Income from operations	187,789	7.6	186,206	8.4	171,900	8.6
Interest expense, net	591	0.0	1,577	0.1	1,255	0.1
Equity income from investments in unconsolidated affiliates	(1,353)	(0.1)	(1,488)	(0.1)	(1,111)	(0.1)
Income before taxes	188,551	7.7	186,117	8.4	171,756	8.6
Provision for income taxes	24,257	1.0	48,581	2.2	51,183	2.6
Net income including noncontrolling interests	164,294	6.7	137,536	6.2	120,573	6.1
Net income attributable to noncontrolling interests	6,069	0.2	6,010	0.3	4,975	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	158,225	6.4	131,526	5.9	115,598	5.8

NM – Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	Fiscal Year Ended
	2018	2017	2016
Income from operations	$ 187,789	$ 186,206	$ 171,900

Less:
Franchise royalties and fees	20,334	16,514	16,453

Add:
Pre-opening	19,051	19,274	19,547
Depreciation and amortization	101,216	93,499	82,964
Impairment and closure	278	654	179
General and administrative	136,163	123,294	110,795

Restaurant margin	$ 424,163	$ 406,413	$ 368,932

Restaurant margin $/store week	$ 17,177	$ 17,462	$ 17,094
Restaurant margin (as a percentage of restaurant and other sales)	17.4%	18.4%	18.7%

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 29, 2015	483	474	7	2
Company openings	30	21	9	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	3	3	—	—
Balance at December 27, 2016	517	499	16	2
Company openings	27	23	4	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	4	4	—	—
Balance at December 26, 2017	549	527	20	2
Company openings	28	23	5	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	5	5	—	—
Balance at December 25, 2018	582	555	25	2

	December 25, 2018	December 26, 2017	December 27, 2016
Company - Texas Roadhouse	464	440	413
Company - Bubba's 33	25	20	16
Company - Other	2	2	2
Franchise - Texas Roadhouse - U.S.	69	70	73
Franchise - Texas Roadhouse - International	22	17	13
Total	582	549	517

Restaurant and Other Sales

Restaurant and other sales increased 10.6% in 2018 compared to 2017 and increased 11.6% in 2017 compared to 2016. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	2018	2017	2016
Company Restaurants:
Increase in store weeks	6.1%	7.8%	7.8%
Increase in average unit volume	4.8%	3.5%	3.0%
Other(1)	(0.1)%	0.3%	(0.6)%
Total increase in restaurant sales	10.8%	11.6%	10.2%
Other sales(2)	(0.2)%	—%	—%
Total increase in restaurant and other sales	10.6%	11.6%	10.2%

Store weeks	24,693	23,274	21,583
Comparable restaurant sales growth	5.4%	4.5%	3.5%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	5.4%	4.5%	3.6%
Average unit volume (in thousands)	$5,211	$4,973	$4,805

Weekly sales by group:
Comparable restaurants (408, 380 and 358 units, respectively)	100,810	96,572	92,875
Average unit volume restaurants (21, 27 and 18 units, respectively)(3)	88,493	82,526	81,743
Restaurants less than six months old (35, 33 and 37 units, respectively)	97,268	92,208	87,059

(1)

Includes the impact of the year‑over‑year change in sales volume of all non‑Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured, and, if applicable, the impact of restaurants closed or acquired during the period.

(2)	Other sales, for 2018, represent $14.2 million related to the amortization of third party gift card fees net of $9.0 million related to the amortization of gift card breakage income.
(3)	Average unit volume restaurants include restaurants open a full six to 18 months before the beginning of the period measured.

The increases in restaurant sales for all periods presented were primarily attributable to an increase in average unit volume driven by comparable restaurant sales growth combined with the opening of new restaurants.  Comparable restaurant sales growth for all periods presented was due to an increase in our guest traffic counts and an increase in our per person average check as shown in the table below.

	2018	2017	2016
Guest traffic counts	3.9%	3.6%	2.1%
Per person average check	1.5%	0.9%	1.4%
Comparable restaurant sales growth	5.4%	4.5%	3.5%

The increase in our per person average check for the periods presented was primarily driven by menu price increases shown below, which were taken as a result of inflationary pressures, primarily commodities and/or labor.

Menu Price
Increases
Q4 2018	1.7%
Q1 2018	0.8%
Q4 2017	0.3%
Q2 2017	0.5%
Q4 2016	1.0%
Q4 2015	2.0%

In all periods presented, average guest check may not have changed in line with the menu price increases implemented as guests shifted to other menu price items and/or purchased more or less beverages.    In March 2019, we expect to implement a menu price increase of approximately 1.5%.

In 2019, we plan to open 25 to 30 company restaurants. While the majority of our restaurant growth in 2019 will be Texas Roadhouse restaurants, we currently expect to open as many as four Bubba’s 33 restaurants. We have either begun construction or have sites under contract for purchase or lease for the majority of our expected 2019 openings.

Franchise Royalties and Fees

Franchise royalties and fees increased $3.8 million or 23.1% in 2018 compared to 2017 and increased $0.1 million or 0.4% in 2017 compared to 2016.  Included in the increase in 2018 are reclassifications of approximately $2.6 million in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  An increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants also contributed to the increases in both periods.  For both 2018 and 2017, the increases were partially offset by a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.  For 2017, the increase was also partially offset by the loss of royalties associated with the acquisition of four franchise restaurants in Q1 2017.  In 2018, franchise comparable restaurant sales increased 2.2% which included an increase in domestic franchise comparable restaurant sales of 4.3%.  In 2017, franchise comparable restaurant sales increased 2.9% which included an increase in domestic franchise comparable restaurant sales of 4.2%.  Franchise restaurant count activity is shown in the restaurant unit activity table above.

We anticipate our existing franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in 2019.

Restaurant Cost of Sales

Restaurant cost of sales, as a percentage of restaurant and other sales, decreased to 32.6% in 2018 from 32.8% in 2017 and from 33.9% in 2016.  The decrease in 2018 was primarily attributed to the benefit of menu pricing actions along with the reclassification of $5.4 million in conjunction with the implementation of new revenue recognition accounting guidance as previously described.  The decrease was partially offset by commodity inflation of approximately 1.4% driven by higher food costs.  The decrease in 2017 was primarily attributed to commodity deflation of 2.4% and menu pricing actions.  Commodity deflation was driven by lower food costs, primarily beef.  Recent menu pricing actions are summarized in our discussion of restaurant and other sales above.

For 2019, we currently expect commodity cost inflation of 1.0% to 2.0% with fixed price contracts for approximately half of our overall food costs and the remainder subject to fluctuating market prices.

Restaurant Labor Expenses

Restaurant labor expense, as a percentage of restaurant and other sales, increased to 32.6% in 2018 compared to 31.2% in 2017.  This increase was primarily attributed to higher average wage rates and current staffing initiatives along with higher costs associated with health insurance and workers’ compensation expense partially offset by the benefit from an increase in average unit volume.

Restaurant labor expense, as a percentage of restaurant and other sales, increased to 31.2% in 2017 compared to 29.9% in 2016.  The increase was primarily attributed to higher average wage rates, current staffing initiatives to increase sales, and a change in our compensation structure, partially offset by the benefit from an increase in average unit volume.

In 2019, we anticipate our labor costs will be pressured by mid-single digit inflation due to ongoing labor market pressures, current staffing initiatives and increased investment in our people and increases in state-mandated minimum and tipped wage rates.  These increases may or may not be offset by additional menu price adjustments or guest traffic growth.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, remained relatively unchanged at 2.0% in 2018 and 2017 and 2.1% in 2016. In all periods presented, higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants was offset by the benefit from an increase in average unit volume.

Restaurant Other Operating Expenses

Restaurant other operating expense, as a percentage of restaurant and other sales, decreased to 15.4% in 2018 from 15.6% in 2017.  The decrease was primarily attributed to reclassifications of $4.7 million in 2018 made in conjunction with the implementation of the new revenue recognition accounting guidance along with lower incentive compensation expense and the benefit from an increase in average unit volume.   The decrease was partially offset by higher credit card fees.

Restaurant other operating expense, as a percentage of restaurant and other sales, increased to 15.6% in 2017 from 15.5% in 2016.  The increase was primarily attributed to higher costs associated with credit card charges, general liability insurance and disaster claims as well as higher gift card fees net of breakage.  These increases were partially offset by lower costs related to incentive compensation along with an increase in average unit volume. General liability insurance increased due to the reduction of costs recorded in the prior year from changes in our claims development history included in our quarterly actuarial reserve estimate.  Disaster claims increased due to hurricane related damage and costs related to other uninsured events.

Restaurant Pre‑opening Expenses

Pre-opening expenses decreased to $19.1 million in 2018 from $19.3 million in 2017 and from $19.5 million in 2016. These changes are primarily due to the number of restaurant openings in a given year and the timing of restaurant openings. Pre‑opening costs will fluctuate from period to period based on the specific pre‑opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses ("D&A")

D&A, as a percentage of revenue, decreased to 4.1% in 2018 compared to 4.2% in 2017 and 2016.  In all periods presented, the decrease in D&A is primarily due to the benefit from an increase in average unit volume partially offset by increased investment in short-lived assets, such as equipment at existing restaurants, and higher depreciation at new restaurants.

Impairment and Closure Costs

Impairment and closure costs were $0.3 million, $0.7 million and $0.2 million in 2018, 2017 and 2016, respectively.  In all periods presented, the amounts recorded were closure costs primarily related to the relocations of Texas Roadhouse restaurants.  See note 16 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2018, 2017 and 2016.

General and Administrative Expenses ("G&A")

G&A, as a percentage of total revenue, decreased to 5.5% in 2018 compared to 5.6% in 2017.  The decrease was primarily due to a pre-tax charge of $14.9 million ($9.2 million after-tax), or $0.13 per diluted share, related to the settlement of a legal matter in 2017 and the benefit of an increase in average unit volume.  This decrease was offset by higher incentive compensation costs, higher managing partner conference costs, and reclassifications of $7.4 million made in conjunction with the implementation of the new revenue recognition accounting guidance as previously described.

G&A, as a percentage of total revenue, remained flat at 5.6% in 2017 and 2016.  The benefit from an increase in average unit volume and lower incentive and share-based compensation was offset by a pre-tax charge of $14.9 million ($9.2 million after-tax) related to the settlement of a legal matter in 2017.  The impact of the legal charge was partially offset by a pre-tax charge recorded in 2016 of $7.3 million ($4.5 million after-tax) or $0.06 per diluted share, related to a separate legal matter.

We are currently subject to various claims and contingencies that arise from time to time in the ordinary course of business, including those related to litigation, business transactions, employee-related matters and taxes, among others.  See note 13 to the Consolidated Financial Statements for further discussion of these matters.

Interest Expense, Net

Net interest expense decreased to $0.6 million in 2018 compared to $1.6 million in 2017.  Net interest expense increased to $1.6 million in 2017 compared to $1.3 million in 2016.  The decrease in 2018 was primarily driven by paying off our outstanding credit facility of $50.0 million in April 2018.  The increase in 2017 is primarily due to higher interest rates.

Income Taxes

Our effective tax rate decreased to 12.9% in 2018 compared to 26.1% in 2017 primarily due to new tax legislation that was enacted in late 2017.  As a result of the new tax legislation, significant tax changes were enacted including the reduction of the federal corporate tax rate from 35.0% to 21.0%.  These changes were generally effective at the beginning of our 2018 fiscal year.  See note 9 to the Consolidated Financial Statements for a reconciliation of the statutory federal income tax rate to our effective tax rate.  For 2019, we expect the effective tax rate to be approximately 15%.

Our effective tax rate decreased to 26.1% in 2017 compared to 29.8% in 2016 primarily due to adoption of  Accounting Standards Update 2016-9, Compensation – Stock Compensation and new tax legislation that was enacted in late 2017.    As a result of the new guidance requirements, excess tax benefits and tax deficiencies from share-based compensation are recognized within the income tax provision.  During 2017, we recognized $3.4 million, or $0.05 per share, as an income tax benefit related to the new guidance requirements.  Also during 2017, as a result of the new tax legislation, we recognized $3.1 million, or $0.04 per share, as an income tax benefit related to the new tax legislation which includes an income tax benefit of approximately $3.8 million to revalue our deferred tax balances as of the enactment date and an income tax expense of approximately $0.7 million related to our foreign operations.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year
	2018	2017	2016
Net cash provided by operating activities	$352,868	$286,373	$257,065
Net cash used in investing activities	(158,145)	(178,156)	(164,738)
Net cash used in financing activities	(135,516)	(70,243)	(38,717)
Net increase in cash and cash equivalents	$59,207	$37,974	$53,610

Net cash provided by operating activities was $352.9 million in 2018 compared to $286.4 million in 2017.  The increase was primarily due to an increase in net income and non-cash items such as deferred income taxes, depreciation and amortization expense and share-based compensation expense along with an increase in working capital. The increase in net income was primarily driven by a decrease in income tax expense due to new tax legislation that was enacted in late 2017.  The increase in working capital was primarily due to an increase in deferred revenue related to gift cards and an increase in accounts payable partially offset by an increase in prepaid income taxes.

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

Our operations have not required significant working capital and, like many restaurant companies, we can operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $158.1 million in 2018 compared to $178.2 million in 2017 and $164.7 million in 2016.  The decrease in 2018 and increase in 2017 was primarily due to the acquisition of four franchise restaurants in Q1 2017 for an aggregate purchase price of $16.5 million.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of December 25, 2018, 143 of the 491 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures (in thousands):

	2018	2017	2016
New company restaurants	$83,633	$104,819	$100,840
Refurbishment of existing restaurants	58,125	49,344	53,527
Relocation of existing restaurants	6,100	4,807	6,678
Capital expenditures related to support center office	8,122	2,658	3,693
Total capital expenditures	$155,980	$161,628	$164,738

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2019, we expect our capital expenditures to be approximately $210.0 million to $220.0 million, the majority of which will relate to planned restaurant openings, including 25 to 30 company restaurant openings in 2019, the relocation of existing company restaurants and capital expenditures related to the remodeling of our support center office.  This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility. For 2019, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to pay dividends, as approved by our Board of Directors and/or repurchase common stock.

Net cash used in financing activities was $135.5 million in 2018 compared to $70.2 million in 2017.  The increase is primarily due to the $50.0 million repayment of our revolving credit facility in Q2 2018 along with an increase in dividends paid.

Net cash used in financing activities was $70.2 million in 2017 compared to $38.7 million in 2016.  The increase is primarily due to borrowings on our amended revolving credit facility that occurred in Q1 2016 and an increase in dividends paid. These increases were partially offset by decreased spending on share repurchases, along with proceeds from noncontrolling interest contributions.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase up to $100.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012. All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During 2018, we made no share repurchases and had $69.9 million remaining under our authorized stock repurchase program as of December 25, 2018.

We paid cash dividends of $68.6 million in 2018. On December 6, 2018, our Board of Directors authorized the payment of a regular quarterly cash dividend of $0.25 per share of common stock to shareholders of record at the close of business on December 19, 2018. This payment was distributed on December 28, 2018. On February 13, 2019, our Board of Directors authorized the payment of a quarterly cash dividend of $0.30 per share of common stock. This payment will be distributed on March 29, 2019 to shareholders of record at the close of business on March 13, 2019. The increase in the dividend per share amount reflects the increase in our regular annual dividend rate from $1.00 per share in 2018 to $1.20 per share in 2019. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

We paid distributions of $5.7 million to equity holders of 19 of our 20 majority-owned company restaurants in 2018.  In 2017, we paid distributions of $5.2 million to equity holders of all of our 18 majority-owned restaurants.

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted‑average interest rate for the amended revolving credit facility at December 25, 2018 and December 26, 2017 was 3.81% and 2.37%, respectively. At December 25, 2018, we had $191.6 million of availability, net of $8.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of December 25, 2018.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 25, 2018 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Obligation under capital lease	$2,081	$—	$—	—	2,081
Interest on capital lease	5,210	276	559	566	3,809
Operating lease obligations	927,330	50,030	99,499	100,091	677,710
Capital obligations	168,282	168,282	—	—	—
Total contractual obligations(1)	$1,102,903	$218,588	$100,058	$100,657	$683,600

(1)	Excluded from this amount are certain immaterial items including unrecognized tax benefits under Accounting Standards Codification ("ASC") 740 as they are immaterial.

We have no material minimum purchase commitments with our vendors that extend beyond a year. See notes 5 and 8 to the Consolidated Financial Statements for details of contractual obligations.

Off‑Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off‑balance sheet arrangements.

Guarantees

As of December 25, 2018 and December 26, 2017, we are contingently liable for $14.8 million and $15.6 million, respectively, for seven leases, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of December 25, 2018, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (3)	December 2013	December 2019
Louisville, Kentucky (3)(4)	December 2013	November 2023

(1)

Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants.  We have subsequently assigned the leases to the franchisees, but remain contingently liable, under the terms of the lease, if the franchisee defaults.

(2)	As discussed in note 19, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with a restaurant concept which was sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.

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

If assets are determined to be impaired, we measure the impairment charge by calculating the amount by which the asset carrying amount exceeds its estimated fair value. The determination of asset fair value is also subject to significant judgment. We generally measure estimated fair value by independent third party appraisal or discounting estimated future cash flows. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. If these assumptions change in the future, we may be required to record impairment charges for these assets.

At December 25, 2018, we had 16 restaurants whose trailing 12‑month cash flows did not meet the $300,000 threshold. However, the future undiscounted cash flows from operating each of these restaurants over their remaining estimated useful lives exceeded their respective remaining carrying values and no assets were determined to be impaired.

See note 16 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2018, 2017 and 2016, including the impairments of goodwill and other long‑lived assets.

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

At December 25, 2018, we had 70 reporting units, primarily at the restaurant level, with allocated goodwill of $123.2 million. The average amount of goodwill associated with each reporting unit is $1.8 million with six reporting units having goodwill in excess of $4.0 million. We did not record any impairment charges as a result of our annual impairment analysis in 2018.  We are not currently monitoring any restaurants for potential impairment. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. The fair value of each of our reporting units was substantially in excess of their respective carrying values as of the 2018 goodwill impairment test. See note 16 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2018, 2017 and 2016, including the impairments of goodwill and other long‑lived assets.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. As of December 25, 2018, we had no outstanding borrowings under our revolving credit facility, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR.  As of December 25, 2018, we had no outstanding borrowings under our revolving credit facility.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 25, 2018.

Changes in internal control

During the fourth quarter of 2018, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2018.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10‑K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 25, 2018 as stated in their report at F‑2.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information set forth under "Election of Directors" in our Definitive Proxy Statement to be dated approximately April 12, 2019.

Information regarding our executive officers has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding our corporate governance is incorporated herein by reference to the information set forth in our Definitive Proxy Statement to be dated approximately April 12, 2019.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 12, 2019.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 12, 2019.

Equity Compensation Plans

As of December 25, 2018, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 14 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Shares
	Issued Upon	Available for
Plan Category	Vest Date (1)	Future Grants
Plans approved by stockholders	914,945	3,673,461
Plans not approved by stockholders	—	—
Total	914,945	3,673,461

(1)

Total number of shares includes 824,495 restricted stock units and 90,000 performance stock units.  Shares in this column are excluded from The Shares Available for Future Grants column.  See note 14 to the Consolidated Financial Statements.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 12, 2019.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be dated approximately April 12, 2019.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Consolidated Financial Statements

2.Financial Statement Schedules

Omitted due to inapplicability or because required information is shown in our Consolidated Financial Statements or notes thereto.

3.Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2016) (File No. 000- 50972)

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
10.3

Form of Limited Partnership Agreement and Operating Agreement for certain company‑managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.6

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S‑1 of Registrant (File No. 333‑115259))

10.7

Schedule of the owners of company‑managed Texas Roadhouse restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 25, 2018 the form of which is set forth in Exhibit 10.3 of this Form 10‑K

10.8

Schedule of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 25, 2018 the form of which is set forth in Exhibit 10.6 of this Form 10‑K

10.11

Amended and Restated Lease Agreement (Two Paragon Centre) dated January 1, 2006 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 27, 2006) (File No. 000‑50972)

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
10.26*

Employment Agreement between the Registrant and Scott M. Colosi entered into as of December 26, 2017 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K ended December 26, 2017 (File No. 000-50972))

10.27*

Employment Agreement between the Registrant and Celia Catlett entered into as of December 26, 2017 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K ended December 26, 2017 (File No. 000-50972))

Exhibit No.	Description
10.28*

Employment Agreement between the Registrant and S. Chris Jacobsen entered into as of December 26, 2017 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K ended December 26, 2017 (File No. 000-50972))

10.29*

Form of Performance Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.30*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Scott M. Colosi entered into as of May 17, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 18, 2018 (File No. 000-50972))

10.31*

Employment Agreement between Texas Roadhouse Management Corp. and Tonya Robinson entered into as of May 18, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2018 (File No. 000-50972))

10.32*

Employment Agreement between Texas Roadhouse Management Corp. and Doug Thompson entered into as of August 23, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2018 (File No. 000-50972))

10.33*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan for officers (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.34*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long‑Term Incentive Plan for non‑officers (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.35*

Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.36*

Third Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., effective January 1, 2010 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.37

Lease Agreement dated December 11, 2012 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.38

First Amendment to Lease Agreement dated January 10, 2013 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.39

Second Amendment to Lease Agreement dated February 11, 2015 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.38

Third Amendment to Lease Agreement dated January 26, 2016 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.39*

Employment agreement between the Registrant and S. Chris Jacobsen, entered into as of February 11, 2016 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.40*

Form of Nonqualified Stock Option Agreement under Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.41

Fourth Amendment to Lease Agreement dated January 13, 2017 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2016 (File No. 000-50972))

10.42

Fifth Amendment to Lease Agreement dated November 2, 2017 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K ended December 26, 2017 (File No. 000-50972))

Exhibit No.	Description
10.43

Sixth Amendment to Lease Agreement dated June 27, 2018 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2018 (File No. 000-50972))

10.44

Master Lease Agreement dated October 26, 2018 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2018 (File No. 000-50972))

10.45

Consent Decree dated March 31, 2017, among Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. and the EEOC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2017 (File No. 000-50972))

10.46

Amended and Restated Credit Agreement dated as of August 7, 2017, by and among Texas Roadhouse Inc., and the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2017 (File No. 000-50972))

10.47	Asset Purchase Agreement dated as of December 3, 2018 between Texas Roadhouse, Inc., Texas Roadhouse Holdings, LLC, Green Brothers Dining, Inc. and W. Kent Taylor and Maynard Investments, LLC.
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10‑K for the year ended December 25, 2018, filed February 22, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Kent Taylor W. Kent Taylor	Chairman of the Company, Chief Executive Officer, Director (Principal Executive Officer)	February 22, 2019

/s/ Tonya R. Robinson Tonya R. Robinson	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	February 22, 2019

/s/ Gregory N. Moore Gregory N. Moore	Director	February 22, 2019

/s/ Curtis A. Warfield	Director	February 22, 2019
Curtis A. Warfield

/s/ Kathleen M. Widmer Kathleen M. Widmer	Director	February 22, 2019

/s/ James R. Zarley James R. Zarley	Director	February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the "Company") as of December 25, 2018 and December 26, 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 25, 2018, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2018 and December 26, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 25, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 25, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective December 27, 2017, the Company has changed its method of accounting for revenue from contracts with customers due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 606, Revenue from Contracts with Customers.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Texas Roadhouse, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 25, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 25, 2018 and December 26, 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2018, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Louisville,  Kentucky
February 22, 2019

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 25,	December 26,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$210,125	$150,918
Receivables, net of allowance for doubtful accounts of $34 at December 25, 2018 and $43 at December 26, 2017	92,114	76,496
Inventories, net	18,827	16,306
Prepaid income taxes	7,569	—
Prepaid expenses	16,384	13,361
Total current assets	345,019	257,081
Property and equipment, net of accumulated depreciation of $602,451 at December 25, 2018 and $527,710 at December 26, 2017	956,676	912,147
Goodwill	123,220	121,040
Intangible assets, net of accumulated amortization of $13,416 at December 25, 2018 and $12,675 at December 26, 2017	1,959	2,700
Other assets	42,402	37,655
Total assets	$1,469,276	$1,330,623
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,060	$57,579
Deferred revenue-gift cards	192,242	156,627
Accrued wages	34,159	29,678
Income taxes payable	—	2,494
Accrued taxes and licenses	24,631	21,997
Dividends payable	17,904	14,945
Other accrued liabilities	54,146	46,678
Total current liabilities	385,142	329,998
Long-term debt and obligation under capital lease, excluding current maturities	2,081	51,981
Restricted stock and other deposits	7,703	7,699
Deferred rent	48,079	42,141
Deferred tax liabilities, net	17,268	5,301
Other liabilities	48,295	42,112
Total liabilities	508,568	479,232
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 71,617,510 and 71,168,897 shares issued and outstanding at December 25, 2018 and December 26, 2017, respectively)	72	71
Additional paid-in-capital	257,388	236,548
Retained earnings	688,337	602,499
Accumulated other comprehensive loss	(228)	(39)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	945,569	839,079
Noncontrolling interests	15,139	12,312
Total equity	960,708	851,391
Total liabilities and equity	$1,469,276	$1,330,623

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2018	2017	2016
Revenue:
Restaurant and other sales	$2,437,115	$2,203,017	$1,974,261
Franchise royalties and fees	20,334	16,514	16,453
Total revenue	2,457,449	2,219,531	1,990,714
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	795,300	721,550	669,203
Labor	793,384	687,545	590,256
Rent	48,791	44,807	40,580
Other operating	375,477	342,702	305,290
Pre-opening	19,051	19,274	19,547
Depreciation and amortization	101,216	93,499	82,964
Impairment and closure	278	654	179
General and administrative	136,163	123,294	110,795
Total costs and expenses	2,269,660	2,033,325	1,818,814
Income from operations	187,789	186,206	171,900
Interest expense, net	591	1,577	1,255
Equity income from investments in unconsolidated affiliates	(1,353)	(1,488)	(1,111)
Income before taxes	188,551	186,117	171,756
Provision for income taxes	24,257	48,581	51,183
Net income including noncontrolling interests	164,294	137,536	120,573
Less: Net income attributable to noncontrolling interests	6,069	6,010	4,975
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$158,225	$131,526	$115,598
Other comprehensive (loss) income, net of tax:
Unrealized gain on derivatives, net of tax of ($-), ($-) and ($18)	—	—	27
Foreign currency translation adjustment, net of tax of $53, ($97) and $70, respectively	(189)	155	(112)
Total other comprehensive (loss) income, net of tax	(189)	155	(85)
Total comprehensive income	$158,036	$131,681	$115,513
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$2.21	$1.85	$1.64
Diluted	$2.20	$1.84	$1.63
Weighted average shares outstanding:
Basic	71,467	70,989	70,396
Diluted	71,964	71,527	71,052
Cash dividends declared per share	$1.00	$0.84	$0.76

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 29, 2015	70,091,203	$70	$201,023	$468,678	$(109)	$669,662	$7,520	$677,182
Net income	—	—	—	115,598	—	115,598	4,975	120,573
Other comprehensive loss, net	—	—	—	—	(85)	(85)	—	(85)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,479)	(4,479)
Dividends declared ($0.76 per share)	—	—	—	(53,553)	—	(53,553)	—	(53,553)
Shares issued under share-based compensation plans including tax effects	879,042	1	5,958	—	—	5,959	—	5,959
Repurchase of shares of common stock	(114,700)	—	(4,110)	—	—	(4,110)	—	(4,110)
Indirect repurchase of shares for minimum tax withholdings	(235,808)	—	(9,312)	—	—	(9,312)	—	(9,312)
Share-based compensation	—	—	26,067	—	—	26,067	—	26,067
Balance, December 27, 2016	70,619,737	$71	$219,626	$530,723	$(194)	$750,226	$8,016	$758,242
Net income	—	—	—	131,526	—	131,526	6,010	137,536
Other comprehensive income, net	—	—	—	—	155	155	—	155
Noncontrolling interests contribution	—	—	—	—	—	—	3,457	3,457
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(5,171)	(5,171)
Dividends declared ($0.84 per share)	—	—	—	(59,681)	—	(59,681)	—	(59,681)
Shares issued under share-based compensation plans including tax effects	800,189	1	1,557	—	—	1,558	—	1,558
Indirect repurchase of shares for minimum tax withholdings	(251,029)	(1)	(11,638)	—	—	(11,639)	—	(11,639)
Cumulative effect of change in accounting principle	—	—	69	(69)	—	—	—	—
Share-based compensation	—	—	26,934	—		26,934	—	26,934
Balance, December 26, 2017	71,168,897	$71	$236,548	$602,499	$(39)	$839,079	$12,312	$851,391
Net income	—	—	—	158,225	—	158,225	6,069	164,294
Other comprehensive loss, net	—	—	—	—	(189)	(189)	—	(189)
Noncontrolling interests contribution	—	—	—	—	—	—	2,551	2,551
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(5,746)	(5,746)
Acquisition of noncontrolling interest	—	—	(75)	—	—	(75)	(47)	(122)
Contribution from executive officer	—	—	1,000	—	—	1,000	—	1,000
Dividends declared ($1.00 per share)	—	—	—	(71,509)	—	(71,509)	—	(71,509)
Shares issued under share-based compensation plans including tax effects	684,804	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(236,191)	—	(14,067)	—	—	(14,067)	—	(14,067)
Cumulative effect of change in accounting principle	—	—	—	(878)	—	(878)	—	(878)
Share-based compensation	—	—	33,983	—	—	33,983	—	33,983
Balance, December 25, 2018	71,617,510	$72	$257,388	$688,337	$(228)	$945,569	$15,139	$960,708

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	December 25,	December 26,	December 27,
	2018	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interests	$164,294	$137,536	$120,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,216	93,499	82,964
Deferred income taxes	12,319	(5,069)	5,994
Loss on disposition of assets	6,008	4,961	5,125
Impairment and closure costs	105	600	139
Contribution from executive officer	1,000	—	—
Equity income from investments in unconsolidated affiliates	(1,353)	(1,488)	(1,111)
Distributions of income received from investments in unconsolidated affiliates	656	1,424	1,901
Provision for doubtful accounts	(9)	10	27
Share-based compensation expense	33,983	26,934	26,067
Changes in operating working capital:
Receivables	(15,597)	(20,379)	(10,733)
Inventories	(2,495)	(48)	(455)
Prepaid expenses	(3,023)	(1,211)	(855)
Other assets	(4,290)	(7,401)	(4,229)
Accounts payable	8,882	1,601	138
Deferred revenue—gift cards	35,519	26,678	28,284
Accrued wages	4,481	3,639	(10,194)
Excess tax benefits from share-based compensation	—	—	(3,291)
Prepaid income taxes and income taxes payable	(8,581)	3,448	2,300
Accrued taxes and licenses	2,634	2,299	919
Other accrued liabilities	7,569	5,148	3,326
Deferred rent	5,938	6,038	4,610
Other liabilities	3,612	8,154	5,566
Net cash provided by operating activities	352,868	286,373	257,065
Cash flows from investing activities:
Capital expenditures—property and equipment	(155,980)	(161,628)	(164,738)
Acquisition of franchise restaurants, net of cash acquired	(2,165)	(16,528)	—
Net cash used in investing activities	(158,145)	(178,156)	(164,738)
Cash flows from financing activities:
Proceeds from revolving credit facility, net	—	—	25,000
Debt issuance costs	—	(476)	—
Proceeds from noncontrolling interest contribution and other	2,551	3,457	—
Distributions to noncontrolling interest holders	(5,746)	(5,171)	(4,479)
Acquisition of noncontrolling interest	(122)	—	—
Repurchase of shares of common stock	—	—	(4,110)
Excess tax benefits from share-based compensation	—	—	3,291
Proceeds from restricted stock and other deposits, net	418	740	419
Indirect repurchase of shares for minimum tax withholdings	(14,067)	(11,639)	(9,312)
Principal payments on long-term debt and capital lease obligation	(50,000)	(558)	(145)
Proceeds from exercise of stock options	—	1,558	2,673
Dividends paid to shareholders	(68,550)	(58,154)	(52,054)
Net cash used in financing activities	(135,516)	(70,243)	(38,717)
Net increase in cash and cash equivalents	59,207	37,974	53,610
Cash and cash equivalents—beginning of period	150,918	112,944	59,334
Cash and cash equivalents—end of period	$210,125	$150,918	$112,944
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$896	$1,216	$1,011
Income taxes paid	$20,519	$50,201	$42,890
Capital expenditures included in current liabilities	$7,332	$12,156	$2,781
Obligation under capital lease	$—	$—	$2,000

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

The accompanying Consolidated Financial Statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly‑owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of December 25, 2018 and December 26, 2017 and for each of the years in the three-year period ended December 25, 2018.

As of December 25, 2018, we owned and operated 491 restaurants and franchised an additional 91 restaurants in 49 states and nine foreign countries. Of the 491 company restaurants that were operating at December 25, 2018, 471 were wholly‑owned and 20 were majority‑owned. Of the 91 franchise restaurants, 69 were domestic and 22 were international restaurants.

As of December 26, 2017, we owned and operated 462 restaurants and franchised an additional 87 restaurants in 49 states and seven foreign countries. Of the 462 company restaurants that were operating at December 26, 2017, 444 were wholly‑owned and 18 were majority-owned. Of the 87 franchise restaurants, 70 were domestic and 17 were international restaurants.

(2) Summary of Significant Accounting Policies

(a)  Principles of Consolidation

As of December 25, 2018 and December 26, 2017, we owned a 5.0% to 10.0% equity interest in 24 restaurants. Additionally, as of December 25, 2018 and December 26, 2017, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in Other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under Equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

(b)  Fiscal Year

We utilize a 52 or 53 week accounting period that typically ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks.  Fiscal years 2018, 2017 and 2016 were 52 weeks in length.

(c)  Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents also included receivables from credit card companies, which amounted to $34.1 million and $7.2 million at December 25, 2018 and December 26, 2017, respectively, because the balances are settled within two to three business days.

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

Repairs and maintenance expense amounted to $29.7 million, $25.8 million and $22.4 million for the years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively. These costs are included in other operating costs in our consolidated statements of income and comprehensive income.

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

In 2018, 2017 and 2016, as a result of our annual goodwill impairment analysis, we determined that there was no goodwill impairment.  Refer to note 7 for additional information related to goodwill and intangible assets.

(i)  Other Assets

Other assets consist primarily of deferred compensation plan assets, investments in unconsolidated affiliates, deposits and costs related to the issuance of debt. The debt issuance costs are being amortized to interest expense over the term of the related debt. For further discussion of the deferred compensation plan, see note 15.

(j)  Impairment or Disposal of Long‑lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  When we evaluate restaurants, cash flows are the primary indicator of impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results below $300,000 at the individual restaurant level signals potential impairment.  In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth.  Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants.   If the carrying amount of the restaurant exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the estimated fair value of the assets.  We generally measure fair value by independent third party appraisal or discounting estimated future cash flows. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use.  We also use a discount rate that is commensurate with the risk inherent in the projected cash flows.  The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. In 2018, 2017 and 2016, as a result of our impairment analysis, we determined that there was no impairment.  For further discussion regarding closures and impairments recorded in 2018, 2017 and 2016 refer to note 16.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(k)  Insurance Reserves

We self‑insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability, and property insurance programs. We purchase insurance for individual claims that exceed the retention amounts listed below:

Employment practices liability/Class Action	$ 250,000	/	$2,000,000
Workers compensation	$350,000
General liability	$500,000
Employee healthcare	$325,000

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

(l)  Segment Reporting

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long‑term expected financial performance characteristics. As of December 25, 2018, we operated 491 restaurants, each as a single operating segment, and franchised an additional 91 restaurants. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue.

(m)  Revenue Recognition

We recognize revenue from restaurant sales when food and beverage products are sold. Deferred revenue primarily represents our liability for gift cards that have been sold, but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue.  We also recognize revenue from our franchising of Texas Roadhouse restaurants.  This includes franchise royalties, initial and upfront franchise fees, fees paid to our domestic marketing and advertising fund, and fees for supervisory and administrative services.  For further discussion of revenue, see note 3.

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

(o)  Advertising

We have a domestic system‑wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund’s activity for the years ended December 25, 2018, December 26, 2017 and December 27, 2016. Domestic company and franchise restaurants are required to remit a

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

designated portion of sales, currently 0.3%, to the advertising fund. Advertising contributions related to company restaurants are recorded as a component of other operating costs.  Advertising contributions received from our franchisees are recorded as a component of franchise royalties and fees in our consolidated statements of income and comprehensive income.

Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income.  These costs and the company-owned restaurant contribution amounted to approximately $17.1 million, $14.5 million and $13.3 million for the years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively.

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

Certain of our operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, we recognize the related rent expense on a straight‑line basis over the lease term and record the difference between the amounts charged to operations and amounts paid as deferred rent. We may receive rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease which we consider when determining straight-line rent expense. We also may receive rent holidays, which would begin on the possession date and end when the lease commences, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight‑line rent expense.

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

(s)  Fair Value of Financial Instruments

Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants on the measurement date.  We use a three-tier fair value hierarchy based upon observable and non-observable inputs that prioritizes the information used to develop our assumptions regarding fair value.  Fair value measurements are separately disclosed by level within the fair value hierarchy. Refer to note 15 for further discussion of fair value measurement.

(t)  Derivative Instruments and Hedging Activities

We do not use derivative instruments for trading purposes. We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values.  The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship.  We had a free standing derivative instrument that had been designated and qualified as  a cash flow hedge that expired in January 2016.   For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  There was no hedge ineffectiveness recognized during the years ended December 25, 2018, December 26, 2017 and December 27, 2016.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(u)  Recent Accounting Pronouncements

Revenue Recognition

(ASC 606, Revenue from Contracts with Customers, "ASC 606")

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

The cumulative effects of the changes made to our consolidated balance sheet as of December 26, 2017 as a result of the adoption of ASC 606 were as follows:

	Balance at	ASC 606	Balance at
	December 26, 2017	Adjustments	December 27, 2017
Liabilities
Deferred tax liabilities, net	$5,301	$(299)	$5,002
Other liabilities, non-current	42,112	1,177	43,289

Equity
Retained earnings	$602,499	$(878)	$601,621

Under ASC 606, because the services we provide related to initial franchise fees and upfront fees from international development agreements do not contain separate and distinct performance obligations from the franchise right, these fees will be recognized on a straight-line basis over the term of the associated franchise agreement.  Under previous guidance, initial franchise fees were recognized when the related services had been provided, which was generally upon the opening of the restaurant, and upfront fees were recognized on a pro-rata basis as restaurants under the development agreement were opened.  These fees will continue to be recorded as a component of franchise royalties and fees in our consolidated statements of income and comprehensive income.  ASC 606 requires sales-based royalties to continue to be recognized as franchise restaurant sales occur.

In addition, certain transactions that were previously recorded as expense are now classified as revenue.  These transactions include breakage income and third party gift card fees from our gift card program as well as accounting fees, supervision fees and advertising contributions received from our franchisees.  Under ASC 606, breakage income and third party gift card fees are recorded as a component of restaurant and other sales in our consolidated statements of income and comprehensive income.  Under previous guidance, these transactions were recorded as a component of other operating expense.  Also under ASC 606, accounting fees, supervision fees and advertising contributions received from our franchisees are recorded as a component of franchise royalties and fees in our consolidated statements of income and comprehensive income.   Under previous guidance, these transactions were recorded as a reduction of general and administrative expense.  As noted above, we adopted ASC 606 as of the first day of fiscal 2018.  The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The impact of adopting ASC 606 as compared to the previous revenue recognition guidance on our consolidated balance sheet and consolidated statements of income and comprehensive income was as follows:

	December 25, 2018
		Balances Without	Adoption Impact of
	As Reported	Adoption of ASC 606	ASC 606
Balance Sheet
Liabilities
Deferred tax liabilities, net	$17,268	$17,568	$(300)
Other liabilities, non-current	48,295	47,114	1,181

Equity
Retained earnings	$688,337	$689,218	$(881)

	Fiscal Year Ended December 25, 2018
		Balances Without	Adoption
		Adoption of	Impact of
	As Reported	ASC 606	ASC 606
Income Statement
Revenue
Restaurant and other sales	$2,437,115	$2,442,268	$(5,153)
Franchise royalties and fees	20,334	17,990	2,344

Costs and expenses
Other operating	375,477	380,630	(5,153)
General and administrative	136,163	133,815	2,348
Provision for income taxes	24,257	24,258	(1)

Net Income	$158,225	$158,228	$(3)

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

Leases

(Accounting Standards Update 2016-02, "ASU 2016-02")

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.  This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (our 2019 fiscal year).  In March 2018, the FASB approved an amendment that allowed a modified retrospective approach and new required lease disclosures for all leases existing or entered into after either the beginning of the year of adoption or the earliest comparative period in the consolidated financial statements.  We will adopt ASU 2016-02 using a modified retrospective approach as of the beginning of the year of adoption.  As a result, the comparative financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before December 26, 2018.  We will take advantage of the transition package of practical expedients permitted within the new standard which will allow us to carryforward the historical lease classification.  We will also elect the practical expedient to not separate lease and non-lease components for all leases as well as the hindsight practical expedient.  The election of the hindsight practical expedient will result in a change in lease terms for certain existing leases.

We estimate the adoption of this standard will result in the recognition of a right-of-use asset of approximately $470.0 million, net of deferred rent of $48.1 million, and a  lease liability of $520.0 million as of December 26, 2018, our initial date of adoption.  There will be no significant impact to our results of operations, cash flows, or the related notes.  We do not believe this standard will have a significant impact on our liquidity.  The standard will have no impact on our compliance with our financial covenants associated with our credit facility.

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

Fair Value Measurement

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

(3) Revenue

The following table disaggregates our revenue by major source (in thousands):

	Fiscal Year Ended
	December 25, 2018	December 26, 2017	December 27, 2016
Restaurant and other sales	$2,437,115	$2,203,017	$1,974,261
Franchise royalties	17,443	16,195	16,135
Franchise fees	2,891	319	318
Total revenue	$2,457,449	$2,219,531	$1,990,714

Restaurant sales include the sale of food and beverage products to our customers.  We recognize this revenue when the products are sold.   All sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of income and comprehensive income.

Other sales include the amortization of gift card breakage and fees associated with third party gift card sales.  We record deferred revenue for gift cards that have been sold but not yet redeemed.  When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue.  For some of the gift cards that are sold, the likelihood of redemption is remote.  When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed.  We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that approximately 4% of the value of the gift cards sold by our company and our third party retailers will never be redeemed. This breakage adjustment is recorded consistent with the historic redemption pattern of the associated gift card.  In addition, we incur fees on all gift cards that are sold through third party retailers.  These fees are also deferred and recorded consistent with the historic redemption pattern of the associated gift cards.  For the year ended December 25, 2018, we recognized gift card fees, net of gift card breakage income, of approximately $5.2 million.  Total deferred revenue related to our gift cards is included in deferred revenue-gift cards in our consolidated balance sheets and includes the full value of unredeemed gift cards less the amortized portion of the breakage rates and the unamortized portion of third party fees.  As of December 25, 2018 and December 26, 2017, our deferred revenue balance related to gift cards was approximately $192.2 million and $156.6 million, respectively.  This change was primarily due to the sale of additional gift cards partially offset by the redemption of gift cards.  We recognized restaurant sales of approximately $108.7 million for the year ended December 25, 2018 related to the amount in deferred revenue as of December 26, 2017.

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

Franchise fees are all remaining fees from our franchisees including initial fees, upfront fees from international agreements, fees paid to our domestic marketing and advertising fund, and fees for supervisory and administrative services.  Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.  These initial fees and renewal fees are deferred and recognized over the term of the agreement.  We also enter into area development agreements for the development of international Texas Roadhouse restaurants.  Upfront fees from development agreements are deferred and recognized on a pro-rata basis over the term of the individual restaurant franchise agreement as restaurants under the development agreement are opened.  Our domestic franchise agreement also requires our franchisees to remit 0.3% of sales to our system-wide marketing and advertising fund.  These amounts are recognized as revenue as the corresponding franchise restaurant sales occur.  Finally, we perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed.  Total deferred revenue related to our franchise agreements is included in other liabilities in our consolidated balance sheets and was approximately $1.8 million as of December 25, 2018 and December 26, 2017.  We recognized revenue of approximately $0.3 million for the year ended December 25, 2018 related to the amount in deferred revenue as of December 26, 2017.

(4) Acquisitions

On December 3, 2018, we acquired one franchise restaurant in Florida which was subsequently relocated.  Pursuant to the terms of the acquisition agreement, we paid a total purchase price of $2.2 million, net of a $0.3 million charge to settle a pre-existing relationship.  This transaction was accounted for using the purchase method as defined in ASC 805, Business Combinations.    As a result of this acquisition, $2.2 million of goodwill was generated, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been preliminarily allocated as follows:

Current assets	$42
Property and equipment	43
Goodwill	2,180
Current liabilities	(97)
$2,168

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

These transactions were accounted for using the purchase method as defined in ASC 805. Based on a purchase price of $16.5 million, $4.5 million of goodwill was generated by the acquisition, which is not amortizable for book purposes, but is deductible for tax purposes.

The purchase price has been allocated as follows:

Current assets	$170
Property and equipment	12,281
Goodwill	4,469
Current liabilities	(392)
$16,528

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.  Pro forma results of operations and revenue and earnings for the years ended December 25, 2018 and December 26, 2017 have not been presented because the effect of the acquisitions was not material to our consolidated financial position, results of operations or cash flows.

(5) Long‑term Debt and Obligation Under Capital Lease

Long‑term debt consisted of the following:

	December 25,	December 26,
	2018	2017
Obligation under capital lease	$2,081	$1,990
Revolver	—	50,000
	2,081	51,990
Less current maturities	—	9
	$2,081	$51,981

During the year ended December 27, 2016, we amended an existing lease at one restaurant location to acquire additional square footage.  As a result of this amendment, the lease qualified as a capital lease.

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, in each case depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted-average interest rate for the amended revolving credit facility as of December 25, 2018 and December 26, 2017 was 3.81% and 2.37%, respectively. As of December 25, 2018, we had $191.6 million of availability, net of $8.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of December 25, 2018.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(6) Property and Equipment, Net

Property and equipment were as follows:

	December 25,	December 26,
	2018	2017
Land and improvements	$127,579	$124,126
Buildings and leasehold improvements	835,490	757,293
Furniture, fixtures and equipment	556,254	500,954
Construction in progress	28,975	47,457
Liquor licenses	10,829	10,027
	1,559,127	1,439,857
Accumulated depreciation and amortization	(602,451)	(527,710)
	$956,676	$912,147

The amount of interest capitalized in connection with restaurant construction was approximately $0.1 million,  $0.4 million and $0.3 million for the years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively.

(7) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 27, 2016 (1)	$116,571	$3,622
Additions	4,469	—
Amortization expense	—	(922)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 26, 2017	$121,040	$2,700
Additions	2,180	—
Amortization expense	—	(741)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 25, 2018	$123,220	$1,959

(1)	Net of $4.8 million of accumulated goodwill impairment losses.

Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 25, 2018 were $15.4 million and $13.4 million, respectively. As of December 26, 2017, the gross carrying amount and accumulated amortization of the intangible assets was $15.4 million and $12.7 million. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant.  Amortization expense for the next five years is expected to range from $0.2 million to $0.7 million. Refer to note 4 for discussion of the acquisitions completed for the years ended

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

December 25, 2018 and December 26, 2017.

(8) Leases

The following is a schedule of future minimum lease payments required for operating leases that have remaining terms in excess of one year as of December 25, 2018:

Operating
Leases
2019	$50,030
2020	49,582
2021	49,917
2022	50,237
2023	49,854
Thereafter	677,710
Total	$927,330

Rent expense for operating leases consisted of the following:

	Fiscal Year Ended
	December 25, 2018	December 26, 2017	December 27, 2016
Minimum rent—occupancy	$47,741	$43,621	$39,405
Contingent rent	1,050	1,186	1,175
Rent expense, occupancy	48,791	44,807	40,580
Minimum rent—equipment and other	6,176	5,087	4,379
Rent expense	$54,967	$49,894	$44,959

(9) Income Taxes

Components of our income tax provision for the years ended December 25, 2018, December 26, 2017 and December 27, 2016 are as follows:

	Fiscal Year Ended
	December 25, 2018	December 26, 2017	December 27, 2016
Current:
Federal	$2,934	$43,108	$36,201
State	8,794	10,233	8,786
Foreign	210	309	202
Total current	11,938	53,650	45,189
Deferred:
Federal	11,909	(4,830)	5,364
State	410	(239)	630
Total deferred	12,319	(5,069)	5,994
Income tax provision	$24,257	$48,581	$51,183

Our pre-tax income is substantially derived from domestic restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

A reconciliation of the statutory federal income tax rate to our effective tax rate for December 25, 2018, December 26, 2017 and December 27, 2016 is as follows:

	Fiscal Year Ended
	December 25, 2018	December 26, 2017	December 27, 2016
Tax at statutory federal rate	21.0%	35.0%	35.0%
State and local tax, net of federal benefit	3.6	3.3	3.4
FICA tip tax credit	(9.6)	(7.0)	(6.8)
Work opportunity tax credit	(1.5)	(0.9)	(0.8)
Stock compensation	(1.4)	(1.8)	(0.1)
Net income attributable to noncontrolling interests	(0.8)	(1.1)	(0.9)
Officers compensation	1.7	0.1	0.1
Tax reform	—	(1.7)	—
Other	(0.1)	0.2	(0.1)
Total	12.9%	26.1%	29.8%

Our effective tax rate decreased to 12.9% in 2018 compared to 26.1% in 2017 primarily due to new tax legislation enacted in late 2017.  As a result of the new tax legislation, significant tax changes were enacted including a reduction of the federal corporate tax rate from 35.0% to 21.0% and changes in the federal taxes paid on foreign sourced earnings.

Our effective tax rate decreased to 26.1% in 2017 compared to 29.8% in 2016 primarily due to the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation  ("ASU 2016-09") and new tax legislation that was enacted in late 2017.  As a result of the new guidance requirements, excess tax benefits and tax deficiencies from share-based compensation are recognized within the income tax provision.  During 2017, we recognized $3.4 million, or $0.05 per share, as an income tax benefit related to the new guidance requirements.  Also during 2017, as a result of the new tax legislation, we recognized $3.1 million, or $0.04 per share, as an income tax benefit which includes an income tax benefit of approximately $3.8 million to revalue our deferred tax balances as of the enactment date and an income tax expense of approximately $0.7 million related to our foreign operations.

During the first quarter of 2017, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which required deferred tax assets and liabilities to be classified as noncurrent on our consolidated balance sheets.  We adopted ASU 2015-17 on a prospective basis.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Components of deferred tax liabilities, net are as follows:

	December 25, 2018	December 26, 2017
Deferred tax assets:
Deferred revenue—gift cards	$12,851	$10,355
Insurance reserves	3,949	3,638
Other reserves	890	621
Share-based compensation	4,623	6,022
Deferred rent	12,179	10,338
Deferred compensation	8,483	6,737
Other assets	2,212	1,866
Total deferred tax asset	45,187	39,577
Deferred tax liabilities:
Property and equipment	(50,513)	(35,430)
Goodwill and intangibles	(5,398)	(4,697)
Other liabilities	(6,544)	(4,751)
Total deferred tax liability	(62,455)	(44,878)
Net deferred tax liability	$(17,268)	$(5,301)

We have not provided any valuation allowance as we believe the realization of our deferred tax assets is more likely than not.

A reconciliation of the beginning and ending liability for unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

Balance at December 27, 2016	$511
Additions to tax positions related to prior years	36
Additions to tax positions related to current year	389
Reductions due to statute expiration	(2)
Reductions due to exam settlements	(128)
Balance at December 26, 2017	806
Additions to tax positions related to prior years	36
Additions to tax positions related to current year	754
Reductions due to statute expiration	(114)
Reductions due to exam settlement	—
Balance at December 25, 2018	$1,482

As of December 25, 2018 and December 26, 2017, the total amount of accrued penalties and interest related to uncertain tax provisions was not material.

All entities for which unrecognized tax benefits exist as of December 25, 2018 possess a December tax year-end. As a result, as of December 25, 2018, the tax years ended December 29, 2015, December 27, 2016 and December 26, 2017 remain subject to examination by all tax jurisdictions. As of December 25, 2018, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 25, 2018, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 31, 2019.

(10) Preferred Stock

Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 25, 2018 and December 26, 2017.

(11) Stockholders’ Equity

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

We did not repurchase any shares of common stock during the years ended December 25, 2018 and December 26, 2017.  For the year ended December 27, 2016, we paid approximately $4.1 million to repurchase 114,700 shares of our common stock, respectively.  As of December 25, 2018, we had approximately $69.9 million remaining under our authorized stock repurchase program.

(12) Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted‑average shares outstanding. The diluted earnings per share calculations show the effect of the weighted‑average restricted stock units and stock options outstanding from our equity incentive plans. Performance stock units ("PSUs") are not included in the diluted earnings per share calculation until the performance-based criteria have been met.  See note 14 for further discussion of our equity incentive plans.

For the year ended December 25, 2018, there were no shares of nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the years ended December 26, 2017 and December 27, 2016, there were 2,082 and two shares of nonvested stock, respectively, that were not included because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2018	2017	2016
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$158,225	$131,526	$115,598
Basic EPS:
Weighted-average common shares outstanding	71,467	70,989	70,396
Basic EPS	$2.21	$1.85	$1.64
Diluted EPS:
Weighted-average common shares outstanding	71,467	70,989	70,396
Dilutive effect of stock options and nonvested stock	497	538	656
Shares-diluted	71,964	71,527	71,052
Diluted EPS	$2.20	$1.84	$1.63

(13) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 25, 2018 and December 26, 2017 was approximately $168.3 million and $150.0 million, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

As of December 25, 2018 and December 26, 2017, we are contingently liable for $14.8 million and $15.6 million, respectively, for seven leases listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of December 25, 2018 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (3)	December 2013	December 2019
Louisville, Kentucky (3)(4)	December 2013	November 2023

(1)

Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants.  We have subsequently assigned the leases to the franchisees, but remain contingently liable, under the terms of the lease, if the franchisee defaults.

(2)	As discussed in note 19, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

During the year ended December 25, 2018, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

We and the U.S. Equal Employment Opportunity Commission entered into a consent decree dated March 31, 2017 (the "Consent Decree") to settle the lawsuit styled Equal Employment Opportunity Commission v. Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. in the United States District Court, District of Massachusetts, Civil Action Number 1:11-cv-11732 (the "Lawsuit").  The Consent Decree resolves the issues litigated in the Lawsuit.  Under the Consent Decree, among other terms, we have established a fund of $12.0 million, from which awards of monetary relief, allocated as wages for tax purposes, may be made to eligible claimants in accordance with procedures set forth in the Consent Decree.  For the year ended December 26, 2017, we recorded a pre-tax charge of $14.9 million ($9.2 million after-tax) related to the Lawsuit and Consent Decree which included costs associated with the legal settlement and legal fees associated with the defense of the case.  For the year ended December 25, 2018, we recorded $1.5 million of claims administration costs.  These amounts were recorded in general and administrative expense in our consolidated statements of income and comprehensive income.  The pre-tax charge was recorded in general and administrative expense in our consolidated statements of income and comprehensive income.

On July 15, 2016, the Florida Circuit Court in Palm Beach County approved a settlement agreement styled Andrew Lovett and Semaj Miller, individually and on behalf of others, v. Texas Roadhouse Management Corp. (Case no. 50- 2016-CA-007714-MB-AO) resolving alleged violations of the Fair Labor Standards Act asserted on behalf of a purported nationwide class of current and former employees in exchange for a settlement payment not to exceed $9.5 million.  For the year ended December 27, 2016, we recorded a charge of $7.3 million ($4.5 million after-tax) to

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

cover the costs of the settlement including payments to opt-in members and class attorneys, as well as related settlement administration costs.  The pre-tax charge was recorded in general and administrative expenses in our consolidated statements of income and comprehensive income.

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

(14) Share‑based Compensation

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

The following table summarizes the share‑based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2018	2017	2016
Labor expense	$8,463	$7,171	$6,124
General and administrative expense	25,520	19,763	19,943
Total share-based compensation expense	$33,983	$26,934	$26,067

Effective December 28, 2016, we adopted ASU 2016-09 which amends and simplifies the accounting for stock compensation.  As a result of the adoption of ASU 2016-09, we made a change in our accounting for forfeitures to record as they occur and, as a result, we recorded a $0.1 million cumulative-effect reduction to retained earnings in the year of adoption under the modified retrospective approach.  We elected prospective transition for the requirement to classify excess tax benefits as an operating activity in the consolidated statement of cash flows.  No prior periods have been adjusted  As a result of this adoption, all excess tax benefits and tax deficiencies for restricted shares that vested or options exercised have been recognized within the income tax provision in the consolidated statements of income and comprehensive income for the years ended December 25, 2018 and December 26, 2017.  See note 9 for further discussion.

Beginning in 2008, we changed the method by which we provide share-based compensation to our employees by granting RSUs as a form of share-based compensation. Prior to 2008, we issued stock options as share-based compensation to our employees. Beginning in 2015, we began granting PSUs to certain of our executives.  An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement.  A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement. In 2017, all remaining unexercised stock options expired leaving only RSUs and

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

PSUs outstanding. Share‑based compensation activity by type of grant as of December 25, 2018 and changes during the period then ended are presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 26, 2017	949,991	$43.62
Granted	439,259	60.79
Forfeited	(35,077)	47.66
Vested	(529,228)	42.20
Outstanding at December 25, 2018	824,945	$53.51	1.3	$46,870

As of December 25, 2018, with respect to unvested RSUs, there was $22.0 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.3 years.  The vesting terms of the RSUs range from approximately 1.0 to 5.0 years.  The total intrinsic value of RSUs vested during the years ended December 25, 2018, December 26, 2017 and December 27, 2016 was $32.1 million, $23.4 million and $21.5 million, respectively.  The excess tax benefit associated with vested RSUs for the years ended December 25, 2018 and December 26, 2017 was $1.9 million and $1.6 million, respectively, which was recognized in the income tax provision.  The excess tax benefit associated with vested RSUs for the year ended December 27, 2016 was $1.5 million which was recorded in additional paid-in-capital in the consolidated balance sheets.

Summary Details for PSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 26, 2017	205,000	$46.16
Granted	—	—
Incremental Performance Shares (1)	40,576	39.88
Forfeited	—	—
Vested	(155,576)	39.88
Outstanding at December 25, 2018	90,000	$54.18	0.1	$5,113

(1)	Additional shares from the November 2016 PSU grant that vested in January 2018 due to exceeding the initial 100% target.

Beginning in 2015, we granted PSUs to certain of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  The total intrinsic value of PSUs vested during the years ended December 25, 2018, December 26, 2017 and December 27, 2016 was $8.9 million, $8.6 million and $5.0 million, respectively.

On January 8, 2019,  142,169 shares vested related to the December 2017 PSU grant and are expected to be distributed during the 13 weeks ending March 26, 2019.  This included 90,000 granted shares and 52,169 incremental shares due to the grant exceeding the initial 100% target.  As of December 25, 2018, with respect to unvested PSUs, there was $0.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.1 year.  The excess tax benefit associated with vested PSUs for the years ended December 25, 2018 and December 26, 2017 was $0.7 million and $0.8 million, respectively, which was recognized within the income tax provision.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Summary Details for Stock Options

No stock options were granted or vested during the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016.  The total intrinsic value of options exercised during the years ended December 26, 2017 and December 27, 2016 was $4.0 million and $6.3 million, respectively.

For the years ended December 26, 2017 and December 27, 2016, cash received before tax withholdings from options exercised was $1.6 million and $2.7 million, respectively.  The excess tax benefit for the year ended December 26, 2017 was $1.0 million which was recognized within the income tax provision.  The excess tax benefit for the year ended December 27, 2016 was $1.8 million which was recorded in additional paid-in-capital in the consolidated balance sheets.

(15) Fair Value Measurement

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the year ended December 25, 2018.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 25, 2018	December 26, 2017
Deferred compensation plan—assets	1	$31,632	$28,754
Deferred compensation plan—liabilities	1	(31,721)	(28,829)

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

At December 25, 2018 and December 26, 2017, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. The fair value of our amended revolving credit facility at December 26, 2017 approximated its carrying value since it is a variable rate credit facility (Level 2).

(16) Impairment and Closure Costs

We recorded closure costs of $0.3 million, $0.7 million and $0.2 million for the years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively, related to costs associated with the relocation of restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(17) Derivative and Hedging Activities

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

The following table summarizes the effect of our interest rate swaps in the consolidated statements of income and comprehensive income for the years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively:

	December 25,	December 26,	December 27,
	2018	2017	2016
Gain recognized in AOCI, net of tax (effective portion) (1)	$—	$—	$27
Loss reclassified from AOCI to income (effective portion) (1)	$—	$—	$45

(1)	The fiscal year ended December 27, 2016 included the effect of one interest rate swap which expired on January 7, 2016.

The loss reclassified from AOCI to income was recognized in interest expense on our consolidated statements of income and comprehensive income. For each of the years ended December 25, 2018, December 26, 2017 and December 27, 2016, we did not recognize any gain or loss due to hedge ineffectiveness related to the derivative instruments in the consolidated statements of income and comprehensive income.

(18) Accumulated Other Comprehensive Loss

The components of the changes in accumulated other comprehensive loss for the years ended December 25, 2018 and December 26, 2017, all of which related to foreign currency translation adjustments, were as follows:

Accumulated Other Comprehensive Loss
Balance as of December 27, 2016	(194)
Other comprehensive loss	252
Income taxes	(97)
Balance as of December 26, 2017	$(39)
Other comprehensive loss	(242)
Income taxes	53
Balance as of December 25, 2018	$(228)

(19) Related Party Transactions

As of December 25, 2018, we had nine franchise restaurants and one majority-owned company restaurant owned in whole or part by certain of our officers, directors and 5% stockholders of the Company.  As of December 26, 2017 and December 27, 2016, we had 10 franchise restaurants owned in whole or part by certain of our officers, directors and 5% stockholders of the Company.  These franchise entities paid us fees of $2.1 million, $2.1 million and $2.0 million for the years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively. As discussed in note 13, we are contingently liable on leases which are related to two of these restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

On December 3, 2018, we acquired one franchise restaurant owned in part by our founder.  This entity paid us fees of $0.1 million for the year ended December 25, 2018.  See note 4 for further discussion of this acquisition.

In addition, in 2018, our founder made a personal contribution of $1.0 million to cover a portion of the planned expenses incurred as part of the annual managing partner conference which marked our 25th anniversary.  This amount was recorded as general and administrative expense on the consolidated statements of income and comprehensive income and as additional paid-in-capital on the consolidated statements of stockholders’ equity.

(20) Selected Quarterly Financial Data (unaudited)

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$627,705	$629,237	$594,595	$605,912	$2,457,449
Total costs and expenses	$562,834	$574,970	$559,151	$572,705	$2,269,660
Income from operations	$64,871	$54,267	$35,444	$33,207	$187,789
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$54,541	$44,227	$29,125	$30,332	$158,225
Basic earnings per common share	$0.76	$0.62	$0.41	$0.42	$2.21
Diluted earnings per common share	$0.76	$0.62	$0.40	$0.42	$2.20
Cash dividends declared per share	$0.25	$0.25	$0.25	$0.25	$1.00

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$567,686	$566,262	$540,507	$545,076	$2,219,531
Total costs and expenses	$518,664	$512,048	$494,996	$507,617	$2,033,325
Income from operations	$49,022	$54,214	$45,511	$37,459	$186,206
Net income attributable to Texas Roadhouse, Inc. and subsidiaries (a)	$34,313	$37,581	$31,014	$28,618	$131,526
Basic earnings per common share (a)	$0.48	$0.53	$0.44	$0.40	$1.85
Diluted earnings per common share (a)	$0.48	$0.53	$0.43	$0.40	$1.84
Cash dividends declared per share	$0.21	$0.21	$0.21	$0.21	$0.84

(a)

The first quarter of 2017 includes an after-tax charge of $9.2 million, or $0.13 per basic and diluted share, related to the settlement of a legal matter. See note 13 for further discussion. The fourth quarter of 2017 includes an income tax benefit of $3.1 million, or $0.04 per basic and diluted share, related to the enactment of new income tax legislation. See note 9 for further discussion.