Form 10-Q
period 2019-03-26
Texas Roadhouse, Inc.
filed 2019-05-02
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2019

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

(502) 426-9984

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TXRH	Nasdaq Global Select Market

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

The number of shares of common stock outstanding were 71,831,927 on April 24, 2019.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 26, 2019	December 25, 2018
Assets
Current assets:
Cash and cash equivalents	$252,107	$210,125
Receivables, net of allowance for doubtful accounts of $30 at March 26, 2019 and $34 at December 25, 2018	34,685	92,114
Inventories, net	17,521	18,827
Prepaid income taxes	—	7,569
Prepaid expenses	18,685	16,384
Total current assets	322,998	345,019
Property and equipment, net of accumulated depreciation of $623,515 at March 26, 2019 and $602,451 at December 25, 2018	971,135	956,676
Operating lease right-of-use asset	472,122	—
Goodwill	123,220	123,220
Intangible assets, net of accumulated amortization of $13,664 at March 26, 2019 and $13,416 at December 25, 2018	1,711	1,959
Other assets	46,764	42,402
Total assets	$1,937,950	$1,469,276
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$15,955	$—
Accounts payable	65,413	62,060
Deferred revenue-gift cards	128,613	192,242
Accrued wages	37,290	34,159
Income taxes payable	8,631	—
Accrued taxes and licenses	24,859	24,631
Dividends payable	21,548	17,904
Other accrued liabilities	60,141	54,146
Total current liabilities	362,450	385,142
Operating lease liabilities, net of current portion	506,973	—
Restricted stock and other deposits	8,434	7,703
Deferred rent	—	48,079
Deferred tax liabilities, net	15,298	17,268
Other liabilities	56,648	50,376
Total liabilities	949,803	508,568
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 71,827,836 and 71,617,510 shares issued and outstanding at March 26, 2019 and December 25, 2018, respectively)	72	72
Additional paid-in-capital	259,050	257,388
Retained earnings	714,502	688,337
Accumulated other comprehensive loss	(131)	(228)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	973,493	945,569
Noncontrolling interests	14,654	15,139
Total equity	988,147	960,708
Total liabilities and equity	$1,937,950	$1,469,276

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 26, 2019	March 27, 2018
Revenue:
Restaurant and other sales	$685,117	$622,402
Franchise royalties and fees	5,491	5,303
Total revenue	690,608	627,705
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	223,712	202,786
Labor	223,880	196,030
Rent	13,128	11,851
Other operating	101,802	92,378
Pre-opening	3,868	5,044
Depreciation and amortization	27,773	24,484
Impairment and closure	17	86
General and administrative	35,983	30,175
Total costs and expenses	630,163	562,834
Income from operations	60,445	64,871
Interest income (expense), net	754	(359)
Equity income from investments in unconsolidated affiliates	113	324
Income before taxes	61,312	64,836
Provision for income taxes	9,119	8,457
Net income including noncontrolling interests	52,193	56,379
Less: Net income attributable to noncontrolling interests	1,803	1,838
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$50,390	$54,541
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of ($33) and ($48), respectively	97	110
Total other comprehensive income, net of tax	97	110
Total comprehensive income	$50,487	$54,651
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.70	$0.76
Diluted	$0.70	$0.76
Weighted average shares outstanding:
Basic	71,753	71,333
Diluted	72,187	71,805
Cash dividends declared per share	$0.30	$0.25

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended March 26, 2019
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 25, 2018	71,617,510	$72	$257,388	$688,337	$(228)	$945,569	$15,139	$960,708
Net income	—	—	—	50,390	—	50,390	1,803	52,193
Other comprehensive income, net	—	—	—	—	97	97	—	97
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,615)	(1,615)
Acquisition of noncontrolling interest and other	—	—	(70)	—	—	(70)	(673)	(743)
Dividends declared ($0.30 per share)	—	—	—	(21,547)	—	(21,547)	—	(21,547)
Shares issued under share-based compensation plans including tax effects	330,628	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(120,302)	—	(7,400)	—	—	(7,400)	—	(7,400)
Cumulative effect of adoption of ASC 842, Leases, net of tax	—	—	—	(2,678)	—	(2,678)	—	(2,678)
Share-based compensation	—	—	9,132	—	—	9,132	—	9,132
Balance, March 26, 2019	71,827,836	$72	$259,050	$714,502	$(131)	$973,493	$14,654	$988,147

	For the 13 Weeks Ended March 27, 2018
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	(Loss) Income	Subsidiaries	Interests	Total
Balance, December 26, 2017	71,168,897	$71	$236,548	$602,499	$(39)	$839,079	$12,312	$851,391
Net income	—	—	—	54,541	—	54,541	1,838	56,379
Other comprehensive income, net	—	—	—	—	110	110	—	110
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,507)	(1,507)
Dividends declared ($0.25 per share)	—	—	—	(17,853)	—	(17,853)	—	(17,853)
Shares issued under share-based compensation plans including tax effects	390,628	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(145,324)	—	(8,252)	—	—	(8,252)	—	(8,252)
Cumulative effect of adoption of ASC 606, Revenue from Contracts with Customers, net of tax	—	—	—	(878)	—	(878)	—	(878)
Share-based compensation	—	—	7,475	—	—	7,475	—	7,475
Balance, March 27, 2018	71,414,201	$71	$235,771	$638,309	$71	$874,222	$12,643	$886,865

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 26, 2019	March 27, 2018
Cash flows from operating activities:
Net income including noncontrolling interests	$52,193	$56,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,773	24,484
Deferred income taxes	(1,094)	3,349
Loss on disposition of assets	1,383	1,420
Impairment and closure costs	17	—
Equity income from investments in unconsolidated affiliates	(113)	(324)
Distributions of income received from investments in unconsolidated affiliates	171	181
Provision for doubtful accounts	(4)	35
Share-based compensation expense	9,132	7,475
Changes in operating working capital:
Receivables	57,433	50,401
Inventories	1,306	(160)
Prepaid expenses	(2,301)	(2,252)
Other assets	(4,739)	(2,770)
Accounts payable	2,830	3,170
Deferred revenue—gift cards	(63,629)	(51,976)
Accrued wages	3,131	4,511
Prepaid income taxes and income taxes payable	16,200	5,071
Accrued taxes and licenses	228	1,559
Other accrued liabilities	3,819	3,393
Operating lease right-of-use assets and lease liabilities	1,479	—
Deferred rent	—	1,083
Other liabilities	6,200	1,778
Net cash provided by operating activities	111,415	106,807
Cash flows from investing activities:
Capital expenditures—property and equipment	(42,044)	(35,307)
Net cash used in investing activities	(42,044)	(35,307)
Cash flows from financing activities:
Distributions to noncontrolling interest holders	(1,615)	(1,507)
Acquisition of noncontrolling interest	(743)	—
Proceeds from restricted stock and other deposits, net	273	117
Indirect repurchase of shares for minimum tax withholdings	(7,400)	(8,252)
Principal payments on long-term debt and finance lease obligation	—	(2)
Dividends paid to shareholders	(17,904)	(14,945)
Net cash used in financing activities	(27,389)	(24,589)
Net increase in cash and cash equivalents	41,982	46,911
Cash and cash equivalents—beginning of period	210,125	150,918
Cash and cash equivalents—end of period	$252,107	$197,829
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$164	$264
Income taxes (refunded) paid	$(5,987)	$36
Capital expenditures included in current liabilities	$10,489	$8,132

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc.  ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of March 26, 2019 and December 25, 2018 and for the 13 weeks ended March 26, 2019 and March 27, 2018.

As of March 26, 2019, we owned and operated 495 restaurants and franchised an additional 93 restaurants in 49 states and ten foreign countries.  Of the 495 company restaurants that were operating at March 26, 2019, 475 were wholly-owned and 20 were majority-owned.  Of the 93 franchise restaurants, 69 were domestic restaurants and 24 were international restaurants.

As of March 27, 2018, we owned and operated 469 restaurants and franchised an additional 89 restaurants in 49 states and eight foreign countries.  Of the 469 company restaurants that were operating at March 27, 2018, 451 were wholly-owned and 18 were majority-owned.  Of the 89 franchise restaurants, 70 were domestic restaurants and 19 were international restaurants.

As of March 26, 2019 and March 27, 2018, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of March 26, 2019 and March 27, 2018, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  The unconsolidated restaurants are accounted for using the equity method.  Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income from investments in unconsolidated affiliates.  All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.  The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Operating results for the 13 weeks ended March 26, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2018.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2)  Recent Accounting Pronouncements

Leases

(Accounting Standards Codification 842, "ASC 842")

On December 26, 2018, we adopted ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.  As further described in note 3, we lease land and/or buildings for the majority of our restaurants under non-cancelable lease agreements.  We adopted ASC 842 using a modified retrospective approach.  As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods.

ASC 842 also permitted the election of certain practical expedients upon adoption. We elected the transition package of practical expedients which allowed us to carryforward the historical lease classification.  We also elected the practical expedient to not separate lease and non-lease components for all leases entered into after the date of adoption.  Finally, we elected the hindsight practical expedient which required us to assess the lease term for all existing leases.  This resulted in extending the terms for certain existing leases in which renewal options had already been exercised or were reasonably certain of being exercised and shortening the terms for certain existing leases in which renewal options were not reasonably certain of being exercised.  As a result of the hindsight election, we recorded a $2.7 million reduction, net of tax, to retained earnings as of the first day of fiscal 2019 to reflect the change in lease terms.

The adoption of this standard had a significant impact on our consolidated balance sheet.  There was no significant impact to our results of operations or cash flows.  This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our credit facility.

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

(3)  Leases

We recognize right-of-use assets and lease liabilities for both real estate and equipment leases that have a term in excess of one year.  As of March 26, 2019, these amounts were as follows (in thousands):

	Leases
	Real estate	Equipment	Total
Operating lease right-of-use assets	$468,472	$3,650	$472,122

Current portion of operating lease liabilities	14,758	1,197	15,955
Operating lease liabilities, net of current portion	504,520	2,453	506,973
Total operating lease liabilities	$519,278	$3,650	$522,928

Information related to our real estate leases as of and for the 13 week period ended March 26, 2019 was as follows (in thousands):

Real estate costs
Operating lease	$13,427
Variable lease	448
Short-term lease	30
Total lease costs	$13,905

Real estate lease liability maturity analysis	Total
2019	$36,807
2020	49,504
2021	50,296
2022	51,141
2023	51,104
Thereafter	691,624
Total	$930,476
Less interest	411,198
Total discounted operating lease liabilities	$519,278

Real estate leases other information
Cash paid for amounts included in measurement of operating lease liabilities	$11,948
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,340
Weighted-average remaining lease term (years)	17.81
Weighted-average discount rate	6.78

Operating lease payments exclude approximately $27.9 million of minimum lease payments for executed real estate leases that we have not yet taken possession.  In addition to the above operating leases, as of March 26, 2019 we had one finance lease with a right-of-use asset balance and lease liability balance of approximately $1.8 million and $2.1 million, respectively.  The right-of-use asset balance is included as a component of other assets and the lease liability balance as a component of other liabilities in the condensed consolidated balance sheets.

We lease land and/or buildings for the majority of our restaurants under non-cancelable lease agreements.  These leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more five-year periods.  When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that renewal appears, at the inception of the lease, to be reasonably certain.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants that would impact lease classification.

Beginning in 2019, we recognize operating lease right-of-use assets and operating lease liabilities for real estate leases, including our restaurant leases and Support Center lease, as well as certain restaurant equipment leases based on the present value of the lease payments over the lease term.  We estimate the present value based on our incremental borrowing rate which corresponds to the underlying lease term.  In addition, operating lease right-of-use assets are reduced for accrued rent and increased for any initial direct costs recognized at lease inception.  For leases commencing in 2019 and later, we account for lease and non-lease components as a single lease component.

Certain of our operating leases contain predetermined fixed escalations of the minimum rent over the lease term. For these leases, we recognize the related rent expense on a straight‑line basis over the lease term.  We may receive rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease which we consider when determining straight-line rent expense. We also may receive rent holidays, which would begin on the possession date and end when the store opens, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight‑line rent expense.  In recognizing straight-line rent expense, we record the difference between amounts charged to operations and amounts paid as accrued rent.  Straight-line rent expense is included as an operating lease cost in the table above.

Certain of our operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable.  In addition, certain of our operating leases have variable escalations of the minimum rent that depend on an index or rate. We recognize variable rent expense when the escalation is determinable. Contingent rent and variable rent expense are included as variable lease costs in the table above.

The following is a schedule of future minimum lease payments required for real estate and equipment operating leases that have a remaining term in excess of one year as of December 25, 2018 (in thousands):

Operating Leases
2019	$50,030
2020	49,582
2021	49,917
2022	50,237
2023	49,854
Thereafter	677,710
Total	$927,330

Rent expense for operating leases consisted of the following for the 13 week period ended March 27, 2018 (in thousands):

March 27, 2018
Minimum rent—occupancy	$11,533
Contingent rent	318
Rent expense, occupancy	11,851
Minimum rent—equipment and other	1,560
Rent expense	$13,411

(4)   Long-term Debt

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. In April 2018, we paid off our outstanding credit facility of $50.0 million.  The weighted-average interest rate for the amended revolving credit facility as of March 26, 2019 and December 25, 2018 was 3.37% and 3.81%, respectively. As of March 26, 2019, we had $191.6 million of availability, net of $8.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of March 26, 2019.

(5) Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 weeks ended March 26, 2019 and March 27, 2018 is as follows:

	13 Weeks Ended
	March 26, 2019	March 27, 2018
Tax at statutory federal rate	21.0%	21.0%
State and local tax, net of federal benefit	3.6	4.0
FICA tip tax credit	(9.4)	(9.5)
Work opportunity tax credit	(1.4)	(1.1)
Stock compensation	(0.5)	(2.1)
Net income attributable to noncontrolling interests	(0.5)	(1.1)
Officers compensation	1.4	0.9
Other	0.7	0.9
Total	14.9%	13.0%

Our effective tax rate increased to 14.9% for the 13 weeks ended March 26, 2019 compared to 13.0% for the 13 weeks ended March 27, 2018.  This increase was primarily driven by lower excess tax benefits related to our share-based compensation program.

(6)Commitments and Contingencies

The estimated cost of completing capital project commitments at March 26, 2019 and December 25, 2018 was approximately $183.7 million and $168.3 million, respectively.

As of March 26, 2019 and December 25, 2018, we were contingently liable for $14.5 million and $14.8 million, respectively, for seven lease guarantees, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 26, 2019 and December 25, 2018 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

During the 13 weeks ended March 26, 2019, we bought most of our beef from three suppliers.  A change in suppliers could cause supply shortages and/or higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Related Party Transactions

As of March 26, 2019, we had nine franchise restaurants and one majority-owned company restaurant owned in part by certain officers, directors and 5% stockholders of the Company.  As of March 27, 2018, we had 10 franchise restaurants owned in part by certain officers, directors and 5% stockholders of the Company.  For the 13 week periods ended March 26, 2019 and March 27, 2018, these franchise entities paid us fees of approximately $0.5 million and $0.6 million, respectively.  As disclosed in note 6, we are contingently liable on leases related to two of these franchise restaurants.

(8)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average restricted stock units and stock options outstanding from our equity incentive plans.  Performance stock units are not included in the diluted earnings per share calculation until the performance-based criteria have been met.

For the 13 week periods ended March 26, 2019 and March 27, 2018, there were no shares of nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 26, 2019	March 27, 2018
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$50,390	$54,541
Basic EPS:
Weighted-average common shares outstanding	71,753	71,333
Basic EPS	$0.70	$0.76
Diluted EPS:
Weighted-average common shares outstanding	71,753	71,333
Dilutive effect of stock options and nonvested stock	434	472
Shares-diluted	72,187	71,805
Diluted EPS	$0.70	$0.76

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

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 26, 2019.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 26, 2019	December 25, 2018
Deferred compensation plan—assets	1	$36,409	$31,632
Deferred compensation plan—liabilities	1	(36,419)	(31,721)

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

At March 26, 2019 and December 25, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.

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

We did not repurchase any shares of common stock during the 13 week periods ended March 26, 2019 or March 27, 2018, respectively.  As of March 26, 2019, we had approximately $69.9 million remaining under our authorized stock repurchase program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  The section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 25, 2018, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition.  You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 588 restaurants in 49 states and ten foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of March 26, 2019, our 588 restaurants included:

•

495 "company restaurants," of which 475 were wholly-owned and 20 were majority-owned.  The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income.  Of the 495 restaurants we owned and operated as of March 26, 2019, we operated 468 as Texas Roadhouse restaurants and operated 25 as Bubba’s 33 restaurants.  In addition, we operated two restaurants outside of the casual dining segment.

•

93 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest.  The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provided various management services to these 24 franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest.  All of the franchise restaurants are operated as Texas Roadhouse restaurants.  Of the 93 franchise restaurants, 69 were domestic restaurants and 24 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 66 of the 69 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 26, 2019 and March 27, 2018 are referred to as Q1 2019 and Q1 2018, respectively.  Fiscal year 2019 will be 53 weeks in length and, as such, the fourth quarter of fiscal 2019 will be 14 weeks in length.  Fiscal year 2018 was 52 weeks in length, while the quarters for the year were 13 weeks in length.

As further noted in note 2 to our unaudited condensed consolidated financial statements, in Q1 2019 we adopted Accounting Standards Codification 842, Leases ("ASC 842"), which required an entity to recognize a right-of-use asset and a lease liability for virtually all leases.  We adopted this standard using a modified retrospective approach.  As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods.  The adoption of this standard had a significant impact on our consolidated balance sheet. There was no significant impact to our results of operations or cash flows related to the adoption of this standard.

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base.  In recent years, we have relocated several existing locations once the associated lease expired or as a result of eminent domain which allows us to update them to our current prototypical design and/or obtain more favorable lease terms.  We continue to evaluate these opportunities particularly as it relates to older locations with strong sales.  Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

In Q1 2019, we opened four Texas Roadhouse restaurants while our franchise partners opened two international restaurants.  We currently plan to open 25 to 30 company restaurants in 2019 including as many as four Bubba’s 33 restaurants.  In addition, we anticipate that our existing franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in 2019.

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

Our average capital investment for the five Bubba’s 33 restaurants opened during 2018, including pre-opening expenses and a capitalized rent factor, was $7.1 million.  This includes higher costs at one urban site in New Jersey.  Excluding this site, the average capital investment would have been $6.5 million.  We expect our average capital investment for Bubba’s 33 restaurants opened in 2019 to be approximately $6.6 million. We continue to evaluate our Bubba’s 33 prototypical asset design.

We remain focused on driving sales and managing restaurant investment costs to maintain our restaurant development in the future.  Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to:  the square footage, layout, scope of required site work, type of construction labor, local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location.

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries.  We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China and South Korea. As of March  26, 2019, we had 16 restaurants open in five countries in the Middle East, three restaurants open in Taiwan, two in the Philippines and one in Mexico, China and South Korea for a total of 24 restaurants in 10 foreign countries.  For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

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

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure.  Over the past several years, we have made significant investments in our infrastructure, including information and accounting systems, real estate, human resources, legal, marketing, international and restaurant operations, including the development of new concepts.  In addition, in 2018 we increased our number of regional market partners, market partners, and regional support teams. Whether we are able to leverage our infrastructure in future years by growing our general and administrative costs at a slower rate than our revenue will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders.  We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On February 13, 2019, our Board of Directors declared a quarterly dividend of $0.30 per share of common stock representing a 20% increase compared to the quarterly dividend declared in the prior year period.  The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program.  From inception through March 26, 2019, we have paid $216.6 million through our authorized stock repurchase programs to repurchase 14,844,851 shares of our common stock at an average price per share of $14.59.  On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date have been made through open market transactions.  As of March 26, 2019, approximately $69.9 million remains authorized for stock repurchases.

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

Other Key Definitions

Restaurant and Other Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income and comprehensive income.  Other sales include the amortization of fees associated with our third party gift card sales net of the amortization of gift card breakage income.  These amounts are amortized over a period consistent with the historic redemption pattern of the associated gift cards.

Franchise Royalties and Fees.   Franchise royalties consist of royalties, as defined in our franchise agreements, paid to us by domestic and international franchisees.  Domestic and international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.  The terms of the international agreements may vary significantly from our domestic agreements. Franchise fees also include advertising fees paid by domestic franchisees to our system-wide marketing and advertising fund and management fees paid by certain domestic franchisees for supervisory and administrative services that we perform.

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

Interest Income (Expense), Net.   Interest income (expense), net includes earnings on cash and cash equivalents reduced by interest expense on our debt or financing obligations including the amortization of loan fees.

Equity Income from Unconsolidated Affiliates.   As of March 26, 2019 and March 27, 2018, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants.  Additionally, as of March 26, 2019 and March 27, 2018, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.  Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants.  Our consolidated subsidiaries at March 26, 2019 and March 27, 2018 included 20 and 18 majority-owned restaurants, respectively, all of which were open.

Q1 2019 Financial Highlights

Total revenue increased $62.9 million, or 10.0%, to $690.6 million in Q1 2019 compared to $627.7 million in Q1 2018 primarily due to an increase in average unit volume driven by comparable restaurant sales growth combined with the opening of new restaurants.  Store weeks and comparable restaurant sales increased 5.6% and 5.2%, respectively, at company restaurants in Q1 2019.

Restaurant margin dollars increased $3.2 million, or 2.7%, to $122.6 million in Q1 2019 compared to $119.4 million in Q1 2018 while restaurant margin, as a percentage of restaurant and other sales, decreased to 17.9% in Q1 2019 compared to 19.2% in Q1 2018.  The increase in restaurant margin dollars was primarily due to higher revenue.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to higher labor costs as a result of higher average wage rates and current staffing initiatives to increase sales and improve operations in the current challenging labor market.

Net income decreased $4.2 million, or 7.6%, to $50.4 million in Q1 2019 compared to $54.5 million in Q1 2018 primarily due to higher general and administrative expenses and higher depreciation and amortization expense partially offset by higher restaurant margin dollars.  Diluted earnings per share decreased 8.1% to $0.70 in Q1 2019 from $0.76 in Q1 2018.

Results of Operations

	13 Weeks Ended
	March 26, 2019		March 27, 2018
	$	%	$	%
	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	685,117	99.2	622,402	99.2
Franchise royalties and fees	5,491	0.8	5,303	0.8
Total revenue	690,608	100.0	627,705	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	223,712	32.7	202,786	32.6
Labor	223,880	32.7	196,030	31.5
Rent	13,128	1.9	11,851	1.9
Other operating	101,802	14.9	92,378	14.8
(As a percentage of total revenue)
Pre-opening	3,868	0.6	5,044	0.8
Depreciation and amortization	27,773	4.0	24,484	3.9
Impairment and closure	17	NM	86	NM
General and administrative	35,983	5.2	30,175	4.8
Total costs and expenses	630,163	91.2	562,834	89.7
Income from operations	60,445	8.8	64,871	10.3
Interest income (expense), net	754	0.1	(359)	(0.1)
Equity income from investments in unconsolidated affiliates	113	0.0	324	0.1
Income before taxes	61,312	8.9	64,836	10.3
Provision for income taxes	9,119	1.3	8,457	1.3
Net income including noncontrolling interests	52,193	7.6	56,379	9.0
Net income attributable to noncontrolling interests	1,803	0.3	1,838	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	50,390	7.3	54,541	8.7

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	13 Weeks Ended
	March 26, 2019	March 27, 2018
Income from operations	$60,445	$64,871

Less:
Franchise royalties and fees	5,491	5,303

Add:
Pre-opening	3,868	5,044
Depreciation and amortization	27,773	24,484
Impairment and closure	17	86
General and administrative	35,983	30,175
Restaurant margin	$122,595	$119,357

Restaurant margin $/store week	19,197	19,735
Restaurant margin (as a percentage of restaurant and other sales)	17.9%	19.2%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 25, 2018	582	555	25	2
Company openings	4	4	—	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	2	2	—	—
Balance at March 26, 2019	588	561	25	2

	March 26, 2019	March 27, 2018
Company - Texas Roadhouse	468	446
Company - Bubba's 33	25	21
Company - Other	2	2
Franchise - Texas Roadhouse - U.S.	69	70
Franchise - Texas Roadhouse - International	24	19
Total	588	558

Q1 2019 (13 weeks) compared to Q1 2018 (13 weeks)

Restaurant and Other Sales.  Restaurant and other sales increased by 10.1% in Q1 2019 as compared to Q1 2018.  The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented.  Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2019	Q1 2018
Company Restaurants:
Increase in store weeks	5.6%	6.5%
Increase in average unit volume	4.6%	4.4%
Other(1)	0.1%	(0.1)%
Total increase in restaurant sales	10.3%	10.8%
Other sales(2)	(0.2)%	(0.3)%
Total increase in restaurant and other sales	10.1%	10.5%

Store weeks	6,386	6,048
Comparable restaurant sales growth	5.2%	4.9%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	5.1%	4.9%
Average unit volume (in thousands)	$1,418	$1,356

Weekly sales by group:
Comparable restaurants (429 and 407 units, respectively)	$109,634	$104,849
Average unit volume restaurants (22 and 21 units, respectively)(3)	$98,938	$93,684
Restaurants less than six months old (17 and 18 units, respectively)	$113,880	$106,627

(1)

Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed or acquired during the period.

(2)

Other sales, for Q1 2019, represented $7.1 million related to the amortization of third party gift card fees net of $3.8 million related to the amortization of gift card breakage income.  For Q1 2018, other sales represented $4.9 million related to the amortization of third party gift card fees net of $3.1 million related to the amortization of gift card breakage income.  The increase in both amounts is primarily due to continued growth in our third party gift card program.

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

	Q1 2019	Q1 2018
Guest traffic counts	2.6%	4.0%
Per person average check	2.6%	0.9%
Comparable restaurant sales growth	5.2%	4.9%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth in Q1 2019.

The increases in our per person average check for the periods presented were primarily driven by menu price increases taken in 2018 and 2017.  In 2018, we increased menu prices in the first quarter and fourth quarter by approximately 0.8% and 1.7%, respectively.  In 2017, we increased menu prices in the second quarter and fourth quarter by approximately 0.5% and 0.3%, respectively.  These menu price increases were taken as a result of inflationary pressures, primarily commodities and/or labor.  We took an additional price increase of approximately 1.5% at the beginning of our second quarter in 2019 and may take additional pricing if needed.

In 2019, we plan to open 25 to 30 company restaurants.  While the majority of our restaurant growth in 2019 will be Texas Roadhouse restaurants, we currently expect to open as many as four Bubba’s 33 restaurants.  We opened four Texas Roadhouse restaurants in Q1 2019.  We have either begun construction or have sites under contract for all of our expected 2019 openings.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.2 million, or by 3.5%, in Q1 2019 from Q1 2018.  The increase in Q1 2019  was attributable to an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants.  These increases were partially offset by a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.

Franchise comparable restaurant sales increased 2.8% in Q1 2019 which included an increase in domestic franchise comparable restaurant sales of 4.3%.  Franchise restaurant count activity is shown in the restaurant activity table above.  Our existing franchise restaurant partners opened two international Texas Roadhouse restaurants in Q1 2019.  We anticipate our franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in 2019.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant and other sales, increased to 32.7% in Q1 2019 from 32.6% in Q1 2018.  The increase was primarily due to commodity inflation of approximately 1.8%, driven by higher beef costs and a shift to higher priced but lower gross margin menu items partially offset by the benefit of menu pricing actions.

For 2019, we currently expect commodity cost inflation to be approximately 1.0% to 2.0% with fixed price contracts for approximately 50%  of our overall food costs and the remainder subject to floating market prices.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 32.7% in Q1 2019 compared to 31.5% in Q1 2018.  This increase was primarily attributable to higher average wage rates and current staffing initiatives to increase sales partially offset by the benefit from an increase in average unit volume.

For 2019, we anticipate our labor costs will be pressured by approximately 7.0% to 8.0% of inflation due to ongoing labor market pressures, current staffing initiatives and increased investment in our people and increases in state-mandated minimum and tipped wage rates.  These increases may or may not be offset by additional menu price adjustments or guest traffic growth.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, remained relatively unchanged at 1.9% in Q1 2019 and Q1 2018.  The benefit from an increase in average unit volume was offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses.    Restaurant other operating expenses, as a percentage of restaurant and other sales, increased to 14.9% in Q1 2019 from 14.8% in Q1 2018.  The increase was due to higher general liability insurance costs, credit card charges, and supplies expense partially offset by lower incentive compensation expense, decreased contributions to the system-wide marketing and advertising fund, and the benefit from an increase in average unit volume.

Restaurant Pre-opening Expenses.  Pre-opening expenses decreased to $3.9 million in Q1 2019 from $5.0 million in Q1 2018.  This variance was primarily due to the timing of restaurant openings as average pre-opening expenses incurred for each restaurant remained relatively unchanged.

Overall, we plan to open 25 to 30 company restaurants in 2019 compared to 28 company restaurants in 2018.  Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.0% in Q1 2019 compared to 3.9% in Q1 2018.  This increase was primarily due to higher depreciation at new restaurants and accelerated depreciation on restaurants that are being relocated.  These increases were partially offset by an increase in average unit volume.

General and Administrative Expenses.    G&A, as a percentage of total revenue, increased to 5.2% in Q1 2019 compared to 4.8% in Q1 2018.  The increase was primarily due to higher salaries and share-based compensation costs and increased marketing expense due to decreased contributions from company restaurants partially offset by the benefit of an increase in average unit volume.

Interest Income (Expense), Net.  Interest income was $0.8 million in Q1 2019 compared to interest expense of $0.4 million in Q1 2018,  primarily driven by earnings on our cash and cash equivalents as well as paying off our outstanding credit facility of $50.0 million in April 2018.

Income Tax Expense.  Our effective tax rate increased to 14.9% in Q1 2019 compared to 13.0% in Q1 2018 primarily due to lower excess tax benefits related to our share-based compensation program.  For 2019, we expect the effective tax rate to be approximately 15.0%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 26, 2019	March 27, 2018
Net cash provided by operating activities	$111,415	$106,807
Net cash used in investing activities	(42,044)	(35,307)
Net cash used in financing activities	(27,389)	(24,589)
Net increase in cash and cash equivalents	$41,982	$46,911

Net cash provided by operating activities was $111.4 million in Q1 2019 compared to $106.8 million in Q1 2018.  This increase was primarily due to changes in working capital and non-cash items such as depreciation and amortization and share-based compensation partially offset by a decrease in deferred income taxes and net income. The increase in cash generated from changes in working capital was primarily due to an increase in income taxes payable and an increase in cash from receivables partially offset by a decrease in deferred revenue related to gift cards.

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

Net cash used in investing activities was $42.0 million in Q1 2019 compared to $35.3 million in Q1 2018.  The increase was primarily due to an increase in capital expenditures.  The increase in capital expenditures was due to the relocation of existing restaurants and the remodeling of our support center office.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of March 26, 2019, we had developed 143 of the 495 company restaurants on land which we own.

The following table presents a summary of capital expenditures (in thousands):

	Q1 2019	Q1 2018
New company restaurants	$17,233	$20,406
Refurbishment of existing restaurants	12,317	10,460
Relocation of existing restaurants	4,960	517
Capital expenditures related to Support Center office	7,534	3,924
Total capital expenditures	$42,044	$35,307

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2019, we expect our capital expenditures to be approximately $210.0 million to $220.0 million, the majority of which will relate to planned restaurant openings, including 25 to 30 restaurant openings in 2019, the relocation of existing company restaurants and capital expenditures related to the remodeling of our support center office. This amount excludes any cash used for franchise acquisitions.  We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility.  For 2019, we anticipate net cash provided by operating activities will exceed capital expenditures, which we plan to use to pay dividends, as approved by our Board of Directors and/or repurchase common stock.

Net cash used in financing activities was $27.4 million in Q1 2019 compared to $24.6 million in Q1 2018.  The increase is primarily due to an increase in dividends paid.

On May 22, 2014, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100.0 million of our common stock.  This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions.  The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.  During Q1 2019, we made no share repurchases and had approximately $69.9 million remaining under our authorized stock repurchase program as of March 26, 2019.

On February 13, 2019, our Board of Directors authorized the payment of a cash dividend of $0.30 per share of common stock.  The payment of this dividend totaling $21.5 million was distributed on March 29, 2019 to shareholders of record at the close of business on March 13, 2019.  The declared dividend is included as a liability in our unaudited condensed consolidated balance sheet as of March 26, 2019.

We paid distributions of $1.6 million to equity holders of all 20 majority-owned company restaurants in Q1 2019.  In Q1 2018, we paid distributions of $1.5 million to equity holders of all 18 majority-owned company restaurants.

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. In April 2018, we paid off our outstanding credit facility of $50.0 million.  The weighted-average interest rate for the revolving credit facility as of March 26, 2019 and December 25, 2018 was 3.37% and 3.81%, respectively. As of March 26, 2019, we had $191.6 million of availability, net of $8.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of March 26, 2019.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 26, 2019 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Obligation under finance lease	$2,084	$—	$—	—	2,084
Interest on finance lease	5,145	276	559	566	3,744
Operating lease obligations	930,476	36,807	99,800	102,245	691,624
Capital obligations	183,656	183,656	—	—	—
Total contractual obligations(1)	$1,121,361	$220,739	$100,359	$102,811	$697,452

(1)	Unrecognized tax benefits under ASC 740, Income Taxes, are immaterial and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year.  See notes 3 and 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Guarantees

As of March 26, 2019 and December 25, 2018, we are contingently liable for $14.5 million and $14.8 million, respectively, for seven lease guarantees, listed in the table below.  These amounts represent the maximum potential liability of future payments under the guarantees.  In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 26, 2019 and December 25, 2018 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate plus a margin of 0.875% to 1.875%, depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. As of March 26, 2019, we had no outstanding borrowings under our revolving credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 26, 2019.

Changes in Internal Control

On December 26, 2018, the Company adopted ASC 842.  As a result, changes to processes and procedures occurred that affected the Company’s internal control over financial reporting.  While we believe the Company’s internal control over financial reporting for affected processes and procedures is effective, we will continue to evaluate and monitor these changes and assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year.

Except for the changes noted above, there were no other significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 25, 2018, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 25, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2014, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $100.0 million of our common stock. For the 13 weeks ended March 26, 2019, we did not repurchase any shares of common stock.  As of March 26, 2019, we had approximately $69.9 million remaining under our authorized repurchase program. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on February 16, 2012.  All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

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

TEXAS ROADHOUSE, INC.

Date: May 2, 2019	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chief Executive Officer (principal executive officer)

Date: May 2, 2019	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)