Form 10-Q
period 2019-06-25
Texas Roadhouse, Inc.
filed 2019-08-02
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2019

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

The number of shares of common stock outstanding were 69,573,832 on July 24, 2019.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 25, 2019	December 25, 2018
Assets
Current assets:
Cash and cash equivalents	$144,839	$210,125
Receivables, net of allowance for doubtful accounts of $15 at June 25, 2019 and $34 at December 25, 2018	39,409	92,114
Inventories, net	17,907	18,827
Prepaid income taxes	104	7,569
Prepaid expenses	15,169	16,384
Total current assets	217,428	345,019
Property and equipment, net of accumulated depreciation of $642,555 at June 25, 2019 and $602,451 at December 25, 2018	991,339	956,676
Operating lease right-of-use asset	485,818	—
Goodwill	123,220	123,220
Intangible assets, net of accumulated amortization of $13,862 at June 25, 2019 and $13,416 at December 25, 2018	1,513	1,959
Other assets	49,533	42,402
Total assets	$1,868,851	$1,469,276
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$16,472	$—
Accounts payable	65,799	62,060
Deferred revenue-gift cards	119,557	192,242
Accrued wages	35,892	34,159
Income taxes payable	4,687	—
Accrued taxes and licenses	24,250	24,631
Dividends payable	21,224	17,904
Other accrued liabilities	71,184	54,146
Total current liabilities	359,065	385,142
Operating lease liabilities, net of current portion	521,820	—
Restricted stock and other deposits	8,652	7,703
Deferred rent	—	48,079
Deferred tax liabilities, net	13,630	17,268
Other liabilities	60,066	50,376
Total liabilities	963,233	508,568
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,801,550 and 71,617,510 shares issued and outstanding at June 25, 2019 and December 25, 2018, respectively)	70	72
Additional paid-in-capital	152,872	257,388
Retained earnings	738,123	688,337
Accumulated other comprehensive loss	(213)	(228)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	890,852	945,569
Noncontrolling interests	14,766	15,139
Total equity	905,618	960,708
Total liabilities and equity	$1,868,851	$1,469,276

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Revenue:
Restaurant and other sales	$684,373	$624,073	$1,369,490	$1,246,475
Franchise royalties and fees	5,455	5,164	10,946	10,467
Total revenue	689,828	629,237	1,380,436	1,256,942
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	221,266	204,048	444,978	406,834
Labor	225,490	199,647	449,370	395,677
Rent	13,051	12,119	26,179	23,970
Other operating	103,811	94,858	205,613	187,236
Pre-opening	4,197	4,107	8,065	9,151
Depreciation and amortization	28,454	25,165	56,227	49,649
Impairment and closure	316	22	333	108
General and administrative	39,960	35,004	75,943	65,179
Total costs and expenses	636,545	574,970	1,266,708	1,137,804
Income from operations	53,283	54,267	113,728	119,138
Interest income (expense), net	691	(283)	1,445	(642)
Equity income from investments in unconsolidated affiliates	141	445	254	769
Income before taxes	$54,115	$54,429	$115,427	$119,265
Provision for income taxes	7,427	8,466	16,546	16,923
Net income including noncontrolling interests	46,688	45,963	$98,881	$102,342
Less: Net income attributable to noncontrolling interests	1,843	1,736	3,646	3,574
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$44,845	$44,227	$95,235	$98,768
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax of $28, $40, ($5) and ($9), respectively	(82)	(118)	15	(8)
Total other comprehensive (loss) income, net of tax	(82)	(118)	15	(8)
Total comprehensive income	$44,763	$44,109	$95,250	$98,760
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.63	$0.62	$1.33	$1.38
Diluted	$0.63	$0.62	$1.32	$1.37
Weighted average shares outstanding:
Basic	71,362	71,445	71,558	71,389
Diluted	71,733	71,897	71,961	71,853
Cash dividends declared per share	$0.30	$0.25	$0.60	$0.50

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended June 25, 2019
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, March 26, 2019	71,827,836	$72	$259,050	$714,502	$(131)	$973,493	$14,654	$988,147
Net income	—	—	—	44,845	—	44,845	1,843	46,688
Other comprehensive loss, net of tax	—	—	—	—	(82)	(82)	—	(82)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,731)	(1,731)
Dividends declared ($0.30 per share)	—	—	—	(21,224)	—	(21,224)	—	(21,224)
Shares issued under share-based compensation plans including tax effects	103,289	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(32,898)	—	(1,869)	—	—	(1,869)	—	(1,869)
Repurchase of shares of common stock	(2,096,677)	(2)	(112,050)	—	—	(112,052)	—	(112,052)
Share-based compensation	—	—	7,741	—	—	7,741	—	7,741
Balance, June 25, 2019	69,801,550	$70	$152,872	$738,123	$(213)	$890,852	$14,766	$905,618

	For the 13 Weeks Ended June 26, 2018
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Income (Loss)	Subsidiaries	Interests	Total
Balance, March 27, 2018	71,414,201	$71	$235,771	$638,309	$71	$874,222	$12,643	$886,865
Net income	—	—	—	44,227	—	44,227	1,736	45,963
Other comprehensive loss, net of tax	—	—	—	—	(118)	(118)	—	(118)
Noncontrolling interest contribution	—	—	—	—	—	—	865	865
Contribution from executive officer	—	—	1,000	—	—	1,000	—	1,000
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,695)	(1,695)
Dividends declared ($0.25 per share)	—	—	—	(17,868)	—	(17,868)	—	(17,868)
Shares issued under share-based compensation plans including tax effects	88,062	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(28,054)	—	(1,795)	—	—	(1,795)	—	(1,795)
Share-based compensation	—	—	8,381	—	—	8,381	—	8,381
Balance, June 26, 2018	71,474,209	$71	$243,357	$664,668	$(47)	$908,049	$13,549	$921,598

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 26 Weeks Ended June 25, 2019
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 25, 2018	71,617,510	$72	$257,388	$688,337	$(228)	$945,569	$15,139	$960,708
Net income	—	—	—	95,235	—	95,235	3,646	98,881
Other comprehensive income, net of tax	—	—	—	—	15	15	—	15
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,346)	(3,346)
Acquisition of noncontrolling interest and other	—	—	(70)	—	—	(70)	(673)	(743)
Dividends declared ($0.60 per share)	—	—	—	(42,771)	—	(42,771)	—	(42,771)
Shares issued under share-based compensation plans including tax effects	433,917	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(153,200)	—	(9,269)	—	—	(9,269)	—	(9,269)
Repurchase of shares of common stock	(2,096,677)	(2)	(112,050)	—	—	(112,052)	—	(112,052)
Cumulative effect of adoption of ASC 842, Leases, net of tax	—	—	—	(2,678)	—	(2,678)	—	(2,678)
Share-based compensation	—	—	16,873	—	—	16,873	—	16,873
Balance, June 25, 2019	69,801,550	$70	$152,872	$738,123	$(213)	$890,852	$14,766	$905,618

	For the 26 Weeks Ended June 26, 2018
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 26, 2017	71,168,897	$71	$236,548	$602,499	$(39)	$839,079	$12,312	$851,391
Net income	—	—	—	98,768	—	98,768	3,574	102,342
Other comprehensive loss, net of tax	—	—	—	—	(8)	(8)	—	(8)
Noncontrolling interest contribution	—	—	—	—	—	—	865	865
Contribution from executive officer	—	—	1,000	—	—	1,000	—	1,000
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,202)	(3,202)
Dividends declared ($0.50 per share)	—	—	—	(35,721)	—	(35,721)	—	(35,721)
Shares issued under share-based compensation plans including tax effects	478,690	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(173,378)	—	(10,047)	—	—	(10,047)	—	(10,047)
Cumulative effect of adoption of ASC 606, Revenue from Contracts with Customers, net of tax	—	—	—	(878)	—	(878)	—	(878)
Share-based compensation	—	—	15,856	—	—	15,856	—	15,856
Balance, June 26, 2018	71,474,209	$71	$243,357	$664,668	$(47)	$908,049	$13,549	$921,598

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 25, 2019	June 26, 2018
Cash flows from operating activities:
Net income including noncontrolling interests	$98,881	$102,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,227	49,649
Deferred income taxes	(2,734)	3,609
Loss on disposition of assets	2,322	2,852
Impairment and closure costs	312	—
Contribution from executive officer	—	1,000
Equity income from investments in unconsolidated affiliates	(254)	(769)
Distributions of income received from investments in unconsolidated affiliates	346	367
Provision for doubtful accounts	(19)	17
Share-based compensation expense	16,873	15,856
Changes in operating working capital:
Receivables	53,894	44,328
Inventories	920	(719)
Prepaid expenses	1,215	870
Other assets	(7,653)	(4,600)
Accounts payable	(299)	(61)
Deferred revenue—gift cards	(72,685)	(59,082)
Accrued wages	1,733	3,066
Prepaid income taxes and income taxes payable	12,152	(980)
Accrued taxes and licenses	(381)	(765)
Other accrued liabilities	13,749	2,247
Operating lease right-of-use assets and lease liabilities	2,799	—
Deferred rent	—	2,382
Other liabilities	9,618	3,498
Net cash provided by operating activities	187,016	165,107
Cash flows from investing activities:
Capital expenditures—property and equipment	(87,782)	(66,718)
Net cash used in investing activities	(87,782)	(66,718)
Cash flows from financing activities:
Proceeds from noncontrolling interest contribution	—	865
Distributions to noncontrolling interest holders	(3,346)	(3,202)
Acquisition of noncontrolling interest	(743)	—
Proceeds from restricted stock and other deposits, net	340	232
Indirect repurchase of shares for minimum tax withholdings	(9,269)	(10,047)
Principal payments on long-term debt and finance lease obligation	—	(50,004)
Repurchase of shares of common stock	(112,050)	—
Dividends paid to shareholders	(39,452)	(32,798)
Net cash used in financing activities	(164,520)	(94,954)
Net (decrease) increase in cash and cash equivalents	(65,286)	3,435
Cash and cash equivalents—beginning of period	210,125	150,918
Cash and cash equivalents—end of period	$144,839	$154,353
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$367	$485
Income taxes paid	$7,128	$14,295
Capital expenditures included in current liabilities	$15,267	$14,268

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of June 25, 2019 and December 25, 2018 and for the 13 and 26 weeks ended June 25, 2019 and June 26, 2018.

As of June 25, 2019, we owned and operated 498 restaurants and franchised an additional 93 restaurants in 49 states and ten foreign countries. Of the 498 company restaurants that were operating at June 25, 2019, 478 were wholly-owned and 20 were majority-owned. Of the 93 franchise restaurants, 70 were domestic restaurants and 23 were international restaurants.

As of June 26, 2018, we owned and operated 476 restaurants and franchised an additional 90 restaurants in 49 states and eight foreign countries. Of the 476 company restaurants that were operating at June 26, 2018, 458 were wholly-owned and 18 were majority-owned. Of the 90 franchise restaurants, 70 were domestic restaurants and 20 were international restaurants.

As of June 25, 2019 and June 26, 2018, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of June 25, 2019 and June 26, 2018, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the 13 and 26 weeks ended June 25, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2018.

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

(3) Leases

We recognize right-of-use assets and lease liabilities for both real estate and equipment leases that have a term in excess of one year. As of June 25, 2019, these amounts were as follows (in thousands):

	Leases
	Real estate	Equipment	Total
Operating lease right-of-use assets	$482,086	$3,732	$485,818

Current portion of operating lease liabilities	15,230	1,242	16,472
Operating lease liabilities, net of current portion	519,330	2,490	521,820
Total operating lease liabilities	$534,560	$3,732	$538,292

Information related to our real estate leases as of and for the 13 and 26 week periods ended June 25, 2019 was as follows (in thousands):

	13 Weeks Ended	26 Weeks Ended
Real estate costs	June 25, 2019	June 25, 2019
Operating lease	$13,486	$26,913
Variable lease	403	851
Short-term lease	30	60
Total lease costs	$13,919	$27,824

Real estate lease liability maturity analysis		Total
2019		$24,955
2020		51,032
2021		51,659
2022		52,498
2023		52,462
Thereafter		725,365
Total		$957,971
Less interest		423,411
Total discounted operating lease liabilities		$534,560

	13 Weeks Ended	26 Weeks Ended
Real estate leases other information	June 25, 2019	June 25, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$12,166	$24,114
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,532	$26,872
Weighted-average remaining lease term (years)		17.83
Weighted-average discount rate		6.77

Operating lease payments exclude approximately $18.3 million of minimum lease payments for executed real estate leases that we have not yet taken possession. In addition to the above operating leases, as of June 25, 2019 we had one finance lease with a right-of-use asset balance and lease liability balance of approximately $1.8 million and $2.1 million, respectively. The right-of-use asset balance is included as a component of other assets and the lease liability balance as a component of other liabilities in the unaudited condensed consolidated balance sheets.

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

Certain of our operating leases contain predetermined fixed escalations of the minimum rent over the lease term. For these leases, we recognize the related rent expense on a straight-line basis over the lease term. We may receive rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease which we consider when determining straight-line rent expense. We also may receive rent holidays, which would begin on the possession date and end when the store opens, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight-line rent expense. In recognizing straight-line rent expense, we record the difference between amounts charged to operations and amounts paid as accrued rent. Straight-line rent expense is included as an operating lease cost in the table above.

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

The following is a schedule of future minimum lease payments required for real estate and equipment operating leases that have a remaining term in excess of one year as of December 25, 2018 (in thousands):

Operating Leases
2019	$50,030
2020	49,582
2021	49,917
2022	50,237
2023	49,854
Thereafter	677,710
Total	$927,330

Rent expense for operating leases consisted of the following for the 13 and 26 week periods ended June 26, 2018 (in thousands):

	13 Weeks Ended	26 Weeks Ended
	June 26, 2018	June 26, 2018
Minimum rent—occupancy	$11,836	$23,369
Contingent rent	283	601
Rent expense, occupancy	12,119	23,970
Minimum rent—equipment and other	1,399	2,959
Rent expense	$13,518	$26,929

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. In April 2018, we paid off our outstanding credit facility of $50.0 million. The weighted-average interest rate for the amended revolving credit facility as of June 25, 2019 and December 25, 2018 was 3.32% and 3.81%, respectively. As of June 25, 2019, we had $191.6 million of availability, net of $8.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of June 25, 2019.

(5) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks ended		26 weeks ended
	June 25, 2019	June 26, 2018	June 25, 2019	June 25, 2019
Restaurant and other sales	$684,373	$624,073	$1,369,490	$1,246,475
Franchise royalties	4,814	4,336	9,671	8,820
Franchise fees	641	828	1,275	1,647
Total revenue	$689,828	$629,237	$1,380,436	$1,256,942

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third party retailers. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third party fees consistent with the historic redemption pattern of the associated gift card and recognize as a component of other sales. As of June 25, 2019 and December 25, 2018, our deferred revenue balance related to gift cards was approximately $119.6 million and $192.2 million, respectively. We recognized sales of approximately $26.6 million and $105.0 million for the 13 and 26 weeks ended June 25, 2019, respectively, related to the amount in deferred revenue as of December 25, 2018. We recognized sales of approximately $21.8 million and $86.4 million for the 13 and 26 weeks ended June 26, 2018, respectively, related to the amount in deferred revenue as of December 26, 2017.

(6) Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 26 weeks ended June 25, 2019 and June 26, 2018 is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Tax at statutory federal rate	21.0%	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.6	3.5	3.6	3.8
FICA tip tax credit	(10.3)	(9.2)	(9.9)	(9.4)
Work opportunity tax credit	(1.5)	(1.6)	(1.4)	(1.4)
Stock compensation	—	(0.6)	(0.3)	(1.4)
Net income attributable to noncontrolling interests	(0.6)	(0.2)	(0.5)	(0.7)
Officers compensation	0.7	1.3	1.1	1.1
Other	0.8	1.4	0.7	1.2
Total	13.7%	15.6%	14.3%	14.2%

Our effective tax rate decreased to 13.7% for the 13 weeks ended June 25, 2019 compared to 15.6% for the 13 weeks ended June 26, 2018. This decrease was primarily driven by higher FICA tip credits and lower non-deductible officers’ compensation partially offset by lower excess tax benefits related to our share-based compensation program. For the 26 weeks ended June 25, 2019 our effective tax rate increased to 14.3% compared to 14.2% for the 26 weeks ended June 25, 2018. This increase was primarily driven by lower excess tax benefits related to our share-based compensation program partially offset by higher FICA tip credits.

(7)	Commitments and Contingencies

The estimated cost of completing capital project commitments at June 25, 2019 and December 25, 2018 was approximately $197.2 million and $168.3 million, respectively.

As of June 25, 2019 and December 25, 2018, we were contingently liable for $14.3 million and $14.8 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 25, 2019 and December 25, 2018 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (3)	December 2013	December 2019
Louisville, Kentucky (3)(4)	December 2013	November 2023
(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable under the terms of the lease if the franchisee defaults.
(2)	As discussed in note 8, these restaurants are owned, in part, by our founder or the former president of the company.
(3)	Leases associated with non-Texas Roadhouse restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

During the 13 and 26 weeks ended June 25, 2019, we bought most of our beef from three suppliers. A change in suppliers could cause supply shortages and/or higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(8)   Related Party Transactions

As of June 25, 2019, we had nine franchise restaurants and one majority-owned company restaurant owned in part by certain officers or the former president of the Company. As of June 26, 2018, we had 10 franchise restaurants owned in part by certain officers of the Company. For the 13 week periods ended June 25, 2019 and June 26, 2018, these franchise entities paid us fees of approximately $0.5 million and $0.6 million, respectively. For both 26 week periods ended June 25, 2019 and June 26, 2018, these franchise entities paid us fees of approximately $1.1 million. As disclosed in note 7, we are contingently liable on leases related to two of these franchise restaurants.

In addition, for the 13 weeks ended June 26, 2018, our founder made a personal contribution of $1.0 million to cover a portion of the planned expenses incurred as part of the 2018 annual managing partner conference which marked our 25th anniversary.  This amount was recorded as general and administrative expense on the unaudited condensed consolidated statement of income and as additional paid-in-capital on the unaudited condensed consolidated statement of stockholders’ equity.

(9)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average restricted stock units from our equity incentive plans. Performance stock units are not included in the diluted earnings per share calculation until the performance-based criteria have been met.

For the 13 week periods ended June 25, 2019 and June 26, 2018, there were 14,925 and 1,231 shares of nonvested stock that were outstanding but not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the 26 week periods ended June 25, 2019 and June 26, 2018, there were 4,469 and 7,937 shares of nonvested stock, respectively, that were not included because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$44,845	$44,227	$95,235	$98,768
Basic EPS:
Weighted-average common shares outstanding	71,362	71,445	71,558	71,389
Basic EPS	$0.63	$0.62	$1.33	$1.38
Diluted EPS:
Weighted-average common shares outstanding	71,362	71,445	71,558	71,389
Dilutive effect of nonvested stock	371	452	403	464
Shares-diluted	71,733	71,897	71,961	71,853
Diluted EPS	$0.63	$0.62	$1.32	$1.37

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 25, 2019.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 25, 2019	December 25, 2018
Deferred compensation plan—assets	1	$39,382	$31,632
Deferred compensation plan—liabilities	1	(39,481)	(31,721)

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

At June 25, 2019 and December 25, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.

(11) Stock Repurchase Program

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases are determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations.

For the 13 and 26 week periods ended June 25, 2019, we paid approximately $112.1 million to repurchase 2,096,677 shares of our common stock. This includes repurchases of $61.8 million under the new repurchase program and repurchases of $50.3 million under the previous stock repurchase program. We did not repurchase any shares of common stock during the 13 and 26 week periods ended June 26, 2018. As of June 25, 2019, we had approximately $188.2 million remaining under our authorized stock repurchase program.

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

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman, chief executive officer and president, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 591 restaurants in 49 states and ten foreign countries. As of June 25, 2019, our 591 restaurants included:

●	498 "company restaurants," of which 478 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income. Of the 498 restaurants we owned as of June 25, 2019, we operated 471 as Texas Roadhouse restaurants and operated 25 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment.

●	93 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provided various management services to these 24 franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 93 franchise restaurants, 70 were domestic restaurants and 23 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 67 of the 70 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 25, 2019 and June 26, 2018 are referred to as Q2 2019 and Q2 2018, respectively. The 26 weeks ended June 25, 2019 and June 26, 2018 are referred to as 2019 YTD and 2018 YTD. Fiscal year 2019 will be 53 weeks in length and, as such, the fourth quarter of fiscal 2019 will be 14 weeks in length. Fiscal year 2018 was 52 weeks in length, while the quarters for the year were 13 weeks in length.

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

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing Texas Roadhouse locations once the associated lease expired or as a result of eminent domain which allows us to update them to our current prototypical design and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

In 2019 YTD, we opened seven Texas Roadhouse restaurants while our franchise partners opened four restaurants, including three international restaurants. We currently plan to open approximately 25 company restaurants in 2019 including as many as four Bubba’s 33 restaurants. In addition, we anticipate that our existing franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in 2019. In Q2 2019, our franchise partners closed two international locations, one of which is expected to re-open in a new location in late 2019 or early 2020.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2018, including pre-opening expenses and a capitalized rent factor, was $5.2 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2019 to be approximately $5.5 million. The increase in our estimated 2019 average capital investment is due to the purchase of land and the related site improvement costs at several locations.

Our average capital investment for the five Bubba’s 33 restaurants opened during 2018, including pre-opening expenses and a capitalized rent factor, was $7.1 million. This includes higher costs at one urban site in New Jersey. Excluding this site, the average capital investment would have been $6.5 million. We expect our average capital investment for Bubba’s 33 restaurants opened in 2019 to be approximately $6.8 million. We continue to evaluate our Bubba’s 33 prototypical asset design.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China and South Korea. As of June 25, 2019, we had 14 restaurants open in five countries in the Middle East, three restaurants open in Taiwan, three in the Philippines and one in Mexico, China and South Korea for a total of 23 restaurants in ten foreign countries. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

Maintaining and/or Improving Restaurant Level Profitability. We continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success. This may create a challenge in terms of maintaining and/or increasing restaurant-level profitability (restaurant margin), in any given year, depending on the level of inflation we experience. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations. See further discussion of restaurant margin below. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability. In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats and parking at certain restaurants.

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

Returning Capital to Shareholders. We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On May 23, 2019, our Board of Directors declared a quarterly dividend of $0.30 per share of common stock representing a 20% increase compared to the quarterly dividend declared in the prior year period. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program. From inception through June 25, 2019, we have paid $328.6 million through our authorized stock repurchase programs to repurchase 16,941,528 shares of our common stock at an average price per share of $19.40. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. For 2019 YTD, we paid approximately $112.1 million to repurchase 2,096,677 shares of our common stock. This includes repurchases of $61.8 million under the new repurchase program and repurchases of $50.3 million under the previous stock repurchase program. As of June 25, 2019, approximately $188.2 million remains authorized for stock repurchases.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

Number of Restaurant Openings.  Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For company restaurant openings, we incur pre-opening costs, which are defined below, before the restaurant opens. Typically, new Texas Roadhouse restaurants open with an initial start-up period of higher than normalized sales volumes, which decrease to a steady level approximately three to six months after opening. However, although sales volumes are generally higher, so are initial costs, resulting in restaurant margins that are generally lower during the start-up period of operation and increase to a steady level approximately three to six months after opening.

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

Impairment and Closure Costs. Impairment and closure costs include any impairment of long-lived assets, including property and equipment, operating lease right-of-use assets and goodwill, and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as lease costs associated with closed or relocated restaurants.

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

Equity Income from Unconsolidated Affiliates.   As of June 25, 2019 and June 26, 2018, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of June 25, 2019 and June 26, 2018, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries at June 25, 2019 and June 26, 2018 included 20 and 18 majority-owned restaurants, respectively, all of which were open.

Q2 2019 Financial Highlights

Total revenue increased $60.6 million, or 9.6%, to $689.8 million in Q2 2019 compared to $629.2 million in Q2 2018 primarily due to an increase in average unit volume driven by comparable restaurant sales growth combined with the opening of new restaurants. Store weeks and comparable restaurant sales increased 5.2% and 4.7%, respectively, at company restaurants in Q2 2019.

Restaurant margin dollars increased $7.4 million, or 6.5%, to $120.8 million in Q2 2019 compared to $113.4 million in Q2 2018 while restaurant margin, as a percentage of restaurant and other sales, decreased to 17.6% in Q2 2019 compared to 18.2% in Q2 2018. The increase in restaurant margin dollars was primarily due to higher revenue. The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to higher labor costs as a result of higher average wage rates and recent staffing initiatives to increase sales and improve operations in the current challenging labor market. This was partially offset by lower cost of sales due to the benefit of a higher average check more than offsetting the impact of inflation.

Net income increased $0.6 million, or 1.4%, to $44.8 million in Q2 2019 compared to $44.2 million in Q2 2018 primarily due to higher restaurant margin dollars and lower income tax expense partially offset by higher general and administrative expenses and higher depreciation and amortization expense. Diluted earnings per share increased 1.6% to $0.63 in Q2 2019 from $0.62 in Q2 2018.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 25, 2019		June 26, 2018		June 25, 2019		June 26, 2018
	$	%	$	%	$	%	$	%
	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	684,373	99.2	624,073	99.2	1,369,490	99.2	1,246,475	99.2
Franchise royalties and fees	5,455	0.8	5,164	0.8	10,946	0.8	10,467	0.8
Total revenue	689,828	100.0	629,237	100.0	1,380,436	100.0	1,256,942	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	221,266	32.3	204,048	32.7	444,978	32.5	406,834	32.6
Labor	225,490	32.9	199,647	32.0	449,370	32.8	395,677	31.7
Rent	13,051	1.9	12,119	1.9	26,179	1.9	23,970	1.9
Other operating	103,811	15.2	94,858	15.2	205,613	15.0	187,236	15.0
(As a percentage of total revenue)
Pre-opening	4,197	0.6	4,107	0.7	8,065	0.6	9,151	0.7
Depreciation and amortization	28,454	4.1	25,165	4.0	56,227	4.1	49,649	3.9
Impairment and closure	316	NM	22	NM	333	NM	108	NM
General and administrative	39,960	5.8	35,004	5.6	75,943	5.5	65,179	5.2
Total costs and expenses	636,545	92.3	574,970	91.4	1,266,708	91.8	1,137,804	90.5
Income from operations	53,283	7.7	54,267	8.6	113,728	8.2	119,138	9.5
Interest income (expense), net	691	0.1	(283)	(0.0)	1,445	0.1	(642)	(0.1)
Equity income from investments in unconsolidated affiliates	141	0.0	445	0.1	254	0.0	769	0.1
Income before taxes	54,115	7.8	54,429	8.6	115,427	8.4	119,265	9.5
Provision for income taxes	7,427	1.1	8,466	1.3	16,546	1.2	16,923	1.3
Net income including noncontrolling interests	46,688	6.8	45,963	7.3	98,881	7.2	102,342	8.1
Net income attributable to noncontrolling interests	1,843	0.3	1,736	0.3	3,646	0.3	3,574	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	44,845	6.5	44,227	7.0	95,235	6.9	98,768	7.9

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	13 Weeks Ended		26 Weeks Ended
	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Income from operations	$53,283	$54,267	$113,728	$119,138

Less:
Franchise royalties and fees	5,455	5,164	10,946	10,467

Add:
Pre-opening	4,197	4,107	8,065	9,151
Depreciation and amortization	28,454	25,165	56,227	49,649
Impairment and closure	316	22	333	108
General and administrative	39,960	35,004	75,943	65,179
Restaurant margin	$120,755	$113,401	$243,350	$232,758

Restaurant margin $/store week	$18,692	$18,463	$18,943	$19,094
Restaurant margin (as a percentage of restaurant and other sales)	17.6%	18.2%	17.8%	18.7%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 25, 2018	582	555	25	2
Company openings	7	7	—	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	3	3	—	—
Franchise closings - International	(2)	(2)	—	—
Balance at June 25, 2019	591	564	25	2

	June 25, 2019	June 26, 2018
Company - Texas Roadhouse	471	450
Company - Bubba's 33	25	24
Company - Other	2	2
Franchise - Texas Roadhouse - U.S.	70	70
Franchise - Texas Roadhouse - International	23	20
Total	591	566

Q2 2019 (13 weeks) compared to Q2 2018 (13 weeks) and 2019 YTD (26 weeks) compared to 2018 YTD (26 weeks)

Restaurant and Other Sales.  Restaurant and other sales increased by 9.7% in Q2 2019 as compared to Q2 2018 and by 9.9% in 2019 YTD as compared to 2018 YTD. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2019	Q2 2018	2019 YTD	2018 YTD
Company Restaurants:
Increase in store weeks	5.2%	6.4%	5.4%	6.4%
Increase in average unit volume	4.2%	5.0%	4.4%	4.7%
Other(1)	0.4%	(0.1)%	0.2%	(0.1)%
Total increase in restaurant sales	9.8%	11.3%	10.0%	11.0%
Other sales(2)	(0.1)%	(0.3)%	(0.1)%	(0.2)%
Total increase in restaurant and other sales	9.7%	11.0%	9.9%	10.8%

Store weeks	6,460	6,142	12,846	12,190
Comparable restaurant sales growth	4.7%	5.7%	5.0%	5.3%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.6%	5.6%	4.9%	5.2%
Average unit volume (in thousands)	$1,393	$1,337	$2,812	$2,695

Weekly sales by group:
Comparable restaurants (434 and 412 units, respectively)	$107,590	$103,464
Average unit volume restaurants (20 and 21 units, respectively)(3)	$98,426	$91,973
Restaurants less than six months old (17 units for both periods)	$115,233	$105,386
(1)	Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed or acquired during the period.
(2)	Other sales, for Q2 2019, represented $4.7 million related to the amortization of third party gift card fees net of $2.3 million related to the amortization of gift card breakage income. For Q2 2018, other sales represented $3.4 million related to the amortization of third party gift card fees net of $1.9 million related to the amortization of gift card breakage income. For 2019 YTD, other sales represent $11.7 million related to amortization of third party gift card fees net of $6.0 million related to the amortization of gift card breakage income. For 2018 YTD, other sales represent $8.3 million related to the amortization of third party gift card fees net of $5.0 million related to the amortization of gift card breakage income. The increase in all amounts is primarily due to continued growth in our third party gift card program.
(3)	Average unit volume restaurants include restaurants open a full six and up to 18 months before the beginning of the period measured.

The increases in restaurant sales for all periods presented were primarily attributable to an increase in store weeks from the opening of new restaurants combined with an increase in average unit volume driven by comparable restaurant sales growth. Comparable restaurant sales growth for all periods presented was due to an increase in our guest traffic counts and an increase in our per person average check as shown in the table below.

	Q2 2019	Q2 2018	2019 YTD	2018 YTD
Guest traffic counts	1.7%	4.3%	2.2%	4.2%
Per person average check	3.0%	1.4%	2.8%	1.1%
Comparable restaurant sales growth	4.7%	5.7%	5.0%	5.3%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth for all periods presented.

The increases in our per person average check for the periods presented were primarily driven by menu price increases taken in 2019, 2018 and 2017. In Q2 2019, we took a menu price increase of approximately 1.5%. In 2018, we increased menu prices in the first quarter and fourth quarter by approximately 0.8% and 1.7%, respectively. In 2017, we increased menu prices in the second quarter and fourth quarter by approximately 0.5% and 0.3%, respectively. These menu price increases were taken as a result of inflationary pressures, primarily commodities and/or labor. We may take additional pricing if needed.

In 2019, we plan to open approximately 25 company restaurants. While the majority of our restaurant growth in 2019 will be Texas Roadhouse restaurants, we currently expect to open as many as four Bubba’s 33 restaurants. We opened seven Texas Roadhouse restaurants in 2019 YTD. We have either begun construction or have sites under contract for all of our expected 2019 openings.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.3 million, or by 5.6%, in Q2 2019 from Q2 2018 and increased by $0.5 million, or by 4.6%, in 2019 YTD from 2018 YTD. The increases in both periods were attributable to an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants. These increases were partially offset by a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.

Franchise comparable restaurant sales increased 3.7% and 3.3% in Q2 2019 and 2019 YTD, respectively, which included an increase in domestic franchise comparable restaurant sales of 4.3% in both periods. Franchise restaurant count activity is shown in the restaurant activity table above. Our existing franchise restaurant partners opened four Texas Roadhouse restaurants in 2019 YTD, including three international restaurants. In addition, our franchise partners closed two international restaurants in 2019 YTD, one of which is expected to re-open at a new location in late 2019 or early 2020. We anticipate our franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in 2019.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant and other sales, decreased to 32.3% in Q2 2019 from 32.7% in Q2 2018 and decreased to 32.5% in 2019 YTD from 32.6% in 2018 YTD. These decreases were primarily due to the benefit of menu pricing actions partially offset by commodity inflation of approximately 1.8% for both Q2 2019 and 2019 YTD, driven by higher food costs.

For 2019, we currently expect commodity cost inflation to be approximately 1.0% to 2.0% with fixed price contracts for approximately 50% of our overall food costs and the remainder subject to floating market prices.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 32.9% in Q2 2019 compared to 32.0% in Q2 2018 and increased to 32.8% in 2019 YTD compared to 31.7% in 2018 YTD. These increases were primarily attributable to higher average wage rates and recent staffing initiatives to increase sales along with higher costs associated with health insurance partially offset by the benefit from an increase in average unit volume.

For 2019, we expect labor dollars per store week growth of approximately 7.0% to 8.0%, including the impact of traffic growth, due to ongoing labor market pressures, recent staffing initiatives and increased investment in our people and increases in state-mandated minimum and tipped wage rates. These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, remained unchanged at 1.9% in Q2 2019 and Q2 2018 as well as 2019 YTD and 2018 YTD. The benefit from an increase in average unit volume was offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, remained unchanged at 15.2% in Q2 2019 and Q2 2018 and 15.0% in 2019 YTD and 2018 YTD. For both periods, lower utilities expense, lower incentive compensation expense and decreased contributions to the system-wide marketing and advertising fund along with the benefit from an increase in average unit volume was offset by higher general liability insurance costs, higher repairs and maintenance expense and higher supplies expense.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $4.2 million in Q2 2019 from $4.1 million in Q2 2018 and decreased to $8.1 million in 2019 YTD from $9.2 million in 2018 YTD. These variances were primarily due to the timing of restaurant openings as average pre-opening expenses incurred for each restaurant remained relatively unchanged.

Overall, we plan to open approximately 25 company restaurants in 2019 compared to 28 company restaurants in 2018. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.1% in Q2 2019 compared to 4.0% in Q2 2018 and increased to 4.1% in 2019 YTD compared to 3.9% in 2018 YTD. These increases were primarily due to higher depreciation at new restaurants and accelerated depreciation on restaurants that are being relocated. These increases were partially offset by an increase in average unit volume.

General and Administrative Expenses. G&A, as a percentage of total revenue, increased to 5.8% in Q2 2019 compared to 5.6% in Q2 2018 and increased to 5.5% in 2019 YTD compared to 5.2% in 2018 YTD. These increases were primarily due to increased marketing expenses due to decreased contributions from company restaurants and higher salaries partially offset by lower incentive compensation costs and the benefit of an increase in average unit volume.

Interest Income (Expense), Net.  Interest income was $0.7 million in Q2 2019 compared to interest expense of $0.3 million in Q2 2018. Interest income was $1.4 million in 2019 YTD compared to interest expense of $0.6 million in 2018 YTD. These increases were primarily driven by earnings on our cash and cash equivalents as well as paying off our outstanding credit facility of $50.0 million in April 2018.

Income Tax Expense. Our effective tax rate decreased to 13.7% in Q2 2019 compared to 15.6% in Q2 2018 primarily due to higher FICA tip credits and lower non-deductible officers’ compensation partially offset by lower excess tax benefits related to our share-based compensation program. Our effective tax rate increased to 14.3% in 2019 YTD compared to 14.2% in 2018 YTD primarily due to lower excess tax benefits related to our share-based compensation program partially offset by higher FICA tip credits. For 2019, we expect the effective tax rate to be 14.0% to 15.0%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 25, 2019	June 26, 2018
Net cash provided by operating activities	$187,016	$165,107
Net cash used in investing activities	(87,782)	(66,718)
Net cash used in financing activities	(164,520)	(94,954)
Net (decrease) increase in cash and cash equivalents	$(65,286)	$3,435

Net cash provided by operating activities was $187.0 million in 2019 YTD compared to $165.1 million in 2018 YTD. This increase was primarily due to changes in working capital and non-cash items such as depreciation and amortization and a decrease in deferred income taxes. The increase in cash generated from changes in working capital was primarily due to an increase in income taxes payable, an increase in other accrued liabilities and an increase in cash from receivables partially offset by a decrease in deferred revenue related to gift cards.

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

Net cash used in investing activities was $87.8 million in 2019 YTD compared to $66.7 million in 2018 YTD. The increase was primarily due to an increase in capital expenditures. The increase in capital expenditures was due to the remodeling of our support center office and the relocation of existing restaurants.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of June 25, 2019, we had developed 144 of the 498 company restaurants on land which we own.

The following table presents a summary of capital expenditures (in thousands):

	2019 YTD	2018 YTD
New company restaurants	$36,502	$38,774
Refurbishment of existing restaurants	27,621	22,255
Relocation of existing restaurants	9,557	624
Capital expenditures related to Support Center office	14,102	5,065
Total capital expenditures	$87,782	$66,718

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2019, we expect our capital expenditures to be approximately $210.0 million, the majority of which will relate to planned restaurant openings, including approximately 25 restaurant openings in 2019 and the refurbishment of existing restaurants. This amount excludes any cash used for franchise acquisitions. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility. For 2019, we anticipate net cash provided by operating activities will exceed capital expenditures, which we plan to use, along with cash on hand, to pay dividends and repurchase common stock.

Net cash used in financing activities was $164.5 million in 2019 YTD compared to $95.0 million in 2018 YTD. The increase is primarily due to an increase in share repurchases along with an increase in dividends paid. This was partially offset by the repayment of our revolving credit facility in Q2 2018.

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During 2019 YTD, we paid $112.1 million to repurchase 2,096,677 shares of our common stock.

On May 23, 2019, our Board of Directors authorized the payment of a cash dividend of $0.30 per share of common stock. The payment of this dividend totaling $21.2 million was distributed on June 28, 2019 to shareholders of record at the close of business on June 12, 2019. The declared dividend is included as a liability in our unaudited condensed consolidated balance sheet as of June 25, 2019.

We paid distributions of $3.3 million to equity holders of all 20 majority-owned company restaurants in 2019 YTD. In 2018 YTD, we paid distributions of $3.2 million to equity holders of all 18 majority-owned company restaurants.

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. In April 2018, we paid off our outstanding credit facility of $50.0 million. The weighted-average interest rate for the revolving credit facility as of June 25, 2019 and December 25, 2018 was 3.32% and 3.81%, respectively. As of June 25, 2019, we had $191.6 million of availability, net of $8.4 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of June 25, 2019.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 25, 2019 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Obligation under finance lease	$2,097	$—	$—	—	2,097
Interest on finance lease	5,076	277	559	567	3,673
Operating lease obligations	957,971	50,381	103,447	105,071	699,072
Capital obligations	197,195	197,195	—	—	—
Total contractual obligations(1)	$1,162,339	$247,853	$104,006	$105,638	$704,842
(1)	Unrecognized tax benefits under ASC 740, Income Taxes, are immaterial and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. See notes 4 and 7 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Guarantees

As of June 25, 2019 and December 25, 2018, we are contingently liable for $14.3 million and $14.8 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 25, 2019 and December 25, 2018 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (3)	December 2013	December 2019
Louisville, Kentucky (3)(4)	December 2013	November 2023

(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable under the terms of the lease if the franchisee defaults.
(2)	As discussed in note 8 to the unaudited condensed consolidated financial statements, these restaurants are owned, in part, by our founder or the former president of the company.
(3)	Leases associated with non-Texas Roadhouse restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate plus a margin of 0.875% to 1.875%, depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. As of June 25, 2019, we had no outstanding borrowings under our revolving credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 25, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2019, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. For 2019 YTD, we paid approximately $112.1 million to repurchase 2,096,677 shares of our common stock. This includes repurchases of $61.8 million under the new repurchase program and repurchases of $50.3 million under the previous stock repurchase program. As of June 25, 2019, approximately $188.2 million remains authorized for stock repurchases.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended June 25, 2019 in connection with the repurchase programs described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
March 27 to April 23	—	$—	—	$69,916,147
April 24 to May 21	409,719	$54.52	409,719	$47,578,176
May 22 to June 25	1,686,958	$53.18	1,686,958	$188,177,936

Total	2,096,677		2,096,677

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Consulting Agreement and General Release of Claims between Scott M. Colosi and Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. entered into on July 3, 2019 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 3, 2019 (File No. 000-50972))

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 2, 2019	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chairman, Chief Executive Officer and President (principal executive officer)

Date: August 2, 2019	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)