Form 10-Q
period 2019-09-24
Texas Roadhouse, Inc.
filed 2019-11-01
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2019

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

The number of shares of common stock outstanding were 69,409,291 on October 23, 2019.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 24, 2019	December 25, 2018
Assets
Current assets:
Cash and cash equivalents	$99,540	$210,125
Receivables, net of allowance for doubtful accounts of $16 at September 24, 2019 and $34 at December 25, 2018	33,948	92,114
Inventories, net	17,198	18,827
Prepaid income taxes	—	7,569
Prepaid expenses	13,976	16,384
Total current assets	164,662	345,019
Property and equipment, net of accumulated depreciation of $663,493 at September 24, 2019 and $602,451 at December 25, 2018	1,020,167	956,676
Operating lease right-of-use asset	495,419	—
Goodwill	123,220	123,220
Intangible assets, net of accumulated amortization of $14,000 at September 24, 2019 and $13,416 at December 25, 2018	1,375	1,959
Other assets	50,718	42,402
Total assets	$1,855,561	$1,469,276
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$16,748	$—
Accounts payable	59,504	62,060
Deferred revenue-gift cards	107,200	192,242
Accrued wages	35,711	34,159
Income taxes payable	7,031	—
Accrued taxes and licenses	27,071	24,631
Dividends payable	20,863	17,904
Other accrued liabilities	58,144	54,146
Total current liabilities	332,272	385,142
Operating lease liabilities, net of current portion	532,480	—
Restricted stock and other deposits	8,413	7,703
Deferred rent	—	48,079
Deferred tax liabilities, net	12,664	17,268
Other liabilities	61,035	50,376
Total liabilities	946,864	508,568
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,507,763 and 71,617,510 shares issued and outstanding at September 24, 2019 and December 25, 2018, respectively)	70	72
Additional paid-in-capital	140,445	257,388
Retained earnings	753,791	688,337
Accumulated other comprehensive loss	(331)	(228)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	893,975	945,569
Noncontrolling interests	14,722	15,139
Total equity	908,697	960,708
Total liabilities and equity	$1,855,561	$1,469,276

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 24, 2019	September 25, 2018	September 24, 2019	September 25, 2018
Revenue:
Restaurant and other sales	$645,230	$589,704	$2,014,720	$1,836,179
Franchise royalties and fees	5,259	4,891	16,205	15,358
Total revenue	650,489	594,595	2,030,925	1,851,537
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	205,158	191,990	650,136	598,824
Labor	218,342	197,621	667,712	593,298
Rent	12,994	12,330	39,173	36,300
Other operating	100,742	91,946	306,355	279,182
Pre-opening	4,736	4,378	12,801	13,529
Depreciation and amortization	28,347	25,843	84,574	75,492
Impairment and closure	61	20	394	128
General and administrative	35,225	35,023	111,168	100,202
Total costs and expenses	605,605	559,151	1,872,313	1,696,955
Income from operations	44,884	35,444	158,612	154,582
Interest income (expense), net	81	(168)	1,526	(810)
Equity income from investments in unconsolidated affiliates	(154)	381	100	1,150
Income before taxes	$44,811	$35,657	$160,238	$154,922
Provision for income taxes	6,785	5,398	23,331	22,321
Net income including noncontrolling interests	38,026	30,259	$136,907	$132,601
Less: Net income attributable to noncontrolling interests	1,495	1,134	5,141	4,708
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$36,531	$29,125	$131,766	$127,893
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax of $40, $54, $35 and $46, respectively	(118)	(159)	(103)	(167)
Total other comprehensive loss, net of tax	(118)	(159)	(103)	(167)
Total comprehensive income	$36,413	$28,966	$131,663	$127,726
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.53	$0.41	$1.86	$1.79
Diluted	$0.52	$0.40	$1.85	$1.78
Weighted average shares outstanding:
Basic	69,573	71,508	70,896	71,429
Diluted	69,939	72,006	71,287	71,906
Cash dividends declared per share	$0.30	$0.25	$0.90	$0.75

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended September 24, 2019
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, June 25, 2019	69,801,550	$70	$152,872	$738,123	$(213)	$890,852	$14,766	$905,618
Net income	—	—	—	36,531	—	36,531	1,495	38,026
Other comprehensive loss, net of tax	—	—	—	—	(118)	(118)	—	(118)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,539)	(1,539)
Dividends declared ($0.30 per share)	—	—	—	(20,863)	—	(20,863)	—	(20,863)
Shares issued under share-based compensation plans including tax effects	94,010	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(29,416)	—	(1,657)	—	—	(1,657)	—	(1,657)
Repurchase of shares of common stock	(358,381)	—	(18,913)	—	—	(18,913)	—	(18,913)
Share-based compensation	—	—	8,143	—	—	8,143	—	8,143
Balance, September 24, 2019	69,507,763	$70	$140,445	$753,791	$(331)	$893,975	$14,722	$908,697

	For the 13 Weeks Ended September 25, 2018
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, June 26, 2018	71,474,209	$71	$243,357	$664,668	$(47)	$908,049	$13,549	$921,598
Net income	—	—	—	29,125	—	29,125	1,134	30,259
Other comprehensive loss, net of tax	—	—	—	—	(159)	(159)	—	(159)
Noncontrolling interest contribution	—	—	—	—	—	—	1,686	1,686
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,279)	(1,279)
Acquisition of noncontrolling interest	—	—	(75)	—	—	(75)	(47)	(122)
Dividends declared ($0.25 per share)	—	—	—	(17,884)	—	(17,884)	—	(17,884)
Shares issued under share-based compensation plans including tax effects	102,171	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(31,143)	—	(1,765)	—	—	(1,765)	—	(1,765)
Share-based compensation	—	—	8,964	—	—	8,964	—	8,964
Balance, September 25, 2018	71,545,237	$72	$250,480	$675,909	$(206)	$926,255	$15,043	$941,298

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 39 Weeks Ended September 24, 2019
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 25, 2018	71,617,510	$72	$257,388	$688,337	$(228)	$945,569	$15,139	$960,708
Net income	—	—	—	131,766	—	131,766	5,141	136,907
Other comprehensive loss, net of tax	—	—	—	—	(103)	(103)	—	(103)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,885)	(4,885)
Acquisition of noncontrolling interest and other	—	—	(70)	—	—	(70)	(673)	(743)
Dividends declared ($0.90 per share)	—	—	—	(63,634)	—	(63,634)	—	(63,634)
Shares issued under share-based compensation plans including tax effects	527,927	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(182,616)	—	(10,926)	—	—	(10,926)	—	(10,926)
Repurchase of shares of common stock	(2,455,058)	(2)	(130,963)	—	—	(130,965)	—	(130,965)
Cumulative effect of adoption of ASC 842, Leases, net of tax	—	—	—	(2,678)	—	(2,678)	—	(2,678)
Share-based compensation	—	—	25,016	—	—	25,016	—	25,016
Balance, September 24, 2019	69,507,763	$70	$140,445	$753,791	$(331)	$893,975	$14,722	$908,697

	For the 39 Weeks Ended September 25, 2018
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 26, 2017	71,168,897	$71	$236,548	$602,499	$(39)	$839,079	$12,312	$851,391
Net income	—	—	—	127,893	—	127,893	4,708	132,601
Other comprehensive loss, net of tax	—	—	—	—	(167)	(167)	—	(167)
Noncontrolling interest contribution	—	—	—	—	—	—	2,551	2,551
Contribution from executive officer	—	—	1,000	—	—	1,000	—	1,000
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,481)	(4,481)
Acquisition of noncontrolling interest holders	—	—	(75)	—	—	(75)	(47)	(122)
Dividends declared ($0.75 per share)	—	—	—	(53,605)	—	(53,605)	—	(53,605)
Shares issued under share-based compensation plans including tax effects	580,861	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(204,521)	—	(11,812)	—	—	(11,812)	—	(11,812)
Cumulative effect of adoption of ASC 606, Revenue from Contracts with Customers, net of tax	—	—	—	(878)	—	(878)	—	(878)
Share-based compensation	—	—	24,820	—	—	24,820	—	24,820
Balance, September 25, 2018	71,545,237	$72	$250,480	$675,909	$(206)	$926,255	$15,043	$941,298

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 24, 2019	September 25, 2018
Cash flows from operating activities:
Net income including noncontrolling interests	$136,907	$132,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,574	75,492
Deferred income taxes	(3,660)	2,146
Loss on disposition of assets	4,138	4,339
Impairment and closure costs	26	—
Contribution from executive officer	—	1,000
Equity income from investments in unconsolidated affiliates	(100)	(1,150)
Distributions of income received from investments in unconsolidated affiliates	495	521
Provision for doubtful accounts	(18)	16
Share-based compensation expense	25,016	24,820
Changes in operating working capital:
Receivables	59,002	41,676
Inventories	1,629	(30)
Prepaid expenses	2,408	315
Other assets	(9,297)	(6,582)
Accounts payable	(5,854)	918
Deferred revenue—gift cards	(85,042)	(68,680)
Accrued wages	1,552	3,267
Prepaid income taxes and income taxes payable	14,600	235
Accrued taxes and licenses	2,440	2,838
Other accrued liabilities	(1,772)	2,593
Operating lease right-of-use assets and lease liabilities	4,367	—
Deferred rent	—	4,144
Other liabilities	10,586	5,100
Net cash provided by operating activities	241,997	225,579
Cash flows from investing activities:
Capital expenditures—property and equipment	(144,917)	(110,906)
Proceeds from sale of property and equipment	351	—
Net cash used in investing activities	(144,566)	(110,906)
Cash flows from financing activities:
Proceeds from noncontrolling interest contribution	—	2,551
Distributions to noncontrolling interest holders	(4,885)	(4,481)
Acquisition of noncontrolling interest	(743)	—
Proceeds from restricted stock and other deposits, net	176	14
Indirect repurchase of shares for minimum tax withholdings	(10,926)	(11,812)
Principal payments on long-term debt and finance lease obligation	—	(50,007)
Repurchase of shares of common stock	(130,963)	—
Dividends paid to shareholders	(60,675)	(50,666)
Net cash used in financing activities	(208,016)	(114,401)
Net (decrease) increase in cash and cash equivalents	(110,585)	272
Cash and cash equivalents—beginning of period	210,125	150,918
Cash and cash equivalents—end of period	$99,540	$151,190
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$238	$568
Income taxes paid	$12,391	$19,940
Capital expenditures included in current liabilities	$16,934	$9,415

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of September 24, 2019 and December 25, 2018 and for the 13 and 39 weeks ended September 24, 2019 and September 25, 2018.

As of September 24, 2019, we owned and operated 502 restaurants and franchised an additional 95 restaurants in 49 states and ten foreign countries. Of the 502 company restaurants that were operating at September 24, 2019, 482 were wholly-owned and 20 were majority-owned. Of the 95 franchise restaurants, 70 were domestic restaurants and 25 were international restaurants.

As of September 25, 2018, we owned and operated 479 restaurants and franchised an additional 91 restaurants in 49 states and eight foreign countries. Of the 479 company restaurants that were operating at September 25, 2018, 460 were wholly-owned and 19 were majority-owned. Of the 91 franchise restaurants, 70 were domestic restaurants and 21 were international restaurants.

As of September 24, 2019 and September 25, 2018, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of September 24, 2019 and September 25, 2018, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the 13 and 39 weeks ended September 24, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2018.

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

Financial Instruments

(Accounting Standards Update 2016-13, "ASU 2016-13")

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred losses for financial assets held.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019 (our 2020 fiscal year), and for interim periods within those years, with early adoption permitted for annual periods beginning after December 15, 2018.  We are currently assessing the impact of this new standard on our consolidated financial statements.

Goodwill

(Accounting Standards Update 2017-04, "ASU 2017-04")

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment and is expected to reduce the cost and complexity of accounting for goodwill.  ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Instead, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill.  ASU 2017-04 is effective for annual and interim periods for fiscal years beginning after December 15, 2019 (our 2020 fiscal year) and will be applied on a prospective basis.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are currently assessing the impact of this new standard on our consolidated financial statements.

Fair Value Measurement

(Accounting Standards Update 2018-13, "ASU 2018-13")

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes disclosure requirements for fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 (our 2020 fiscal year) and for interim periods within those years, with early adoption permitted. We are currently assessing the impact of this new standard on our consolidated financial statements.

(3) Leases

We recognize right-of-use assets and lease liabilities for both real estate and equipment leases that have a term in excess of one year. As of September 24, 2019, these amounts were as follows (in thousands):

	Leases
	Real estate	Equipment	Total
Operating lease right-of-use assets	$491,687	$3,732	$495,419

Current portion of operating lease liabilities	15,502	1,246	16,748
Operating lease liabilities, net of current portion	529,994	2,486	532,480
Total operating lease liabilities	$545,496	$3,732	$549,228

Information related to our real estate leases as of and for the 13 and 39 week periods ended September 24, 2019 was as follows (in thousands):

	13 Weeks Ended	39 Weeks Ended
Real estate costs	September 24, 2019	September 24, 2019
Operating lease	$13,837	$40,751
Variable lease	378	1,228
Short-term lease	30	90
Total lease costs	$14,245	$42,069

Real estate lease liability maturity analysis		Total
2019		$12,657
2020		51,896
2021		52,708
2022		53,547
2023		53,494
Thereafter		756,067
Total		$980,369
Less interest		434,873
Total discounted operating lease liabilities		$545,496

	13 Weeks Ended	39 Weeks Ended
Real estate leases other information	September 24, 2019	September 24, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$12,268	$36,384
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,229	$41,102
Weighted-average remaining lease term (years)		17.88
Weighted-average discount rate		6.78

Operating lease payments exclude $11.2 million of minimum lease payments for executed real estate leases that we have not yet taken possession. In addition to the above operating leases, as of September 24, 2019 we had one finance lease with a right-of-use asset balance and lease liability balance of $1.8 million and $2.1 million, respectively. The right-of-use asset balance is included as a component of other assets and the lease liability balance as a component of other liabilities in the unaudited condensed consolidated balance sheets.

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

The following is a schedule of future minimum lease payments required for real estate and equipment operating leases that have a remaining term in excess of one year as of December 25, 2018 (in thousands):

Operating Leases
2019	$50,030
2020	49,582
2021	49,917
2022	50,237
2023	49,854
Thereafter	677,710
Total	$927,330

Rent expense for operating leases consisted of the following for the 13 and 39 week periods ended September 25, 2018 (in thousands):

	13 Weeks Ended	39 Weeks Ended
	September 25, 2018	September 25, 2018
Minimum rent—occupancy	$12,101	$35,470
Contingent rent	229	830
Rent expense, occupancy	12,330	36,300
Minimum rent—equipment and other	1,491	4,435
Rent expense	$13,821	$40,735

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. In April 2018, we paid off our outstanding credit facility of $50.0 million. The weighted-average interest rate for the amended revolving credit facility as of September 24, 2019 and December 25, 2018 was 2.92% and 3.81%, respectively. As of September 24, 2019, we had $191.8 million of availability, net of $8.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of September 24, 2019.

(5) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks ended		39 weeks ended
	September 24, 2019	September 25, 2018	September 24, 2019	September 25, 2018
Restaurant and other sales	$645,230	$589,704	$2,014,720	$1,836,179
Franchise royalties	4,645	4,249	14,316	13,069
Franchise fees	614	642	1,889	2,289
Total revenue	$650,489	$594,595	$2,030,925	$1,851,537

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third party retailers. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third party fees consistent with the historic redemption pattern of the associated gift card and recognize as a component of other sales. As of September 24, 2019 and December 25, 2018, our deferred revenue balance related to gift cards was $107.2 million and $192.2 million, respectively. We recognized sales of $15.8 million and $120.8 million for the 13 and 39 weeks ended September 24, 2019, respectively, related to the amount in deferred revenue as of December 25, 2018. We recognized sales of $12.9 million and $99.3 million for the 13 and 39 weeks ended September 25, 2018, respectively, related to the amount in deferred revenue as of December 26, 2017.

(6) Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 39 weeks ended September 24, 2019 and September 25, 2018 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2019	September 25, 2018	September 24, 2019	September 25, 2018
Tax at statutory federal rate	21.0%	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.6	3.8	3.6	3.8
FICA tip tax credit	(9.2)	(8.3)	(9.7)	(9.1)
Work opportunity tax credit	(1.5)	(1.9)	(1.4)	(1.5)
Stock compensation	0.1	(1.4)	(0.2)	(1.4)
Net income attributable to noncontrolling interests	(0.6)	(1.2)	(0.6)	(0.8)
Officers compensation	1.0	2.3	1.1	1.4
Other	0.7	0.8	0.8	1.0
Total	15.1%	15.1%	14.6%	14.4%

Our effective tax rate was 15.1% for both of the 13 week periods ended September 24, 2019 and September 25, 2018. The Q3 2019 effective tax rate was unchanged compared to Q3 2018 due to lower non-deductible officers’ compensation offset by lower excess tax benefits related to our share-based compensation program. For the 39 weeks ended September 24, 2019 our effective tax rate increased to 14.6% compared to 14.4% for the 39 weeks ended September 25, 2018. This increase was primarily driven by lower excess tax benefits related to our share-based compensation program partially offset by higher FICA tip credits.

(7)	Commitments and Contingencies

The estimated cost of completing capital project commitments at September 24, 2019 and December 25, 2018 was $166.5 million and $168.3 million, respectively.

As of September 24, 2019 and December 25, 2018, we were contingently liable for $14.1 million and $14.8 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 24, 2019 and December 25, 2018 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

During the 13 and 39 weeks ended September 24, 2019, we bought most of our beef from three suppliers. A change in suppliers could cause supply shortages and/or higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including "slip and fall" accidents, employment related claims, claims related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health or operational concerns.  None of these types of litigation, most of which are covered by insurance, has had a material adverse effect on us during the periods covered by this report and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

(8)   Related Party Transactions

As of September 24, 2019, we had nine franchise restaurants and one majority-owned company restaurant owned in part by certain officers or the former president of the Company. As of September 25, 2018, we had 10 franchise restaurants owned in part by certain officers of the Company. For both of the 13 week periods ended September 24, 2019 and September 25, 2018, these franchise entities paid us fees of $0.5 million. For both of the 39 week periods ended September 24, 2019 and September 25, 2018, these franchise entities paid us fees of $1.6 million. As disclosed in note 7, we are contingently liable on leases related to two of these franchise restaurants.

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

For the 13 week periods ended September 24, 2019 and September 25, 2018, there were 22,302 and zero shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect. For the 39 week periods ended September 24, 2019 and September 25, 2018, there were 5,384 and 220 shares of nonvested stock, respectively, that were outstanding but not included because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2019	September 25, 2018	September 24, 2019	September 25, 2018
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$36,531	$29,125	$131,766	$127,893
Basic EPS:
Weighted-average common shares outstanding	69,573	71,508	70,896	71,429
Basic EPS	$0.53	$0.41	$1.86	$1.79
Diluted EPS:
Weighted-average common shares outstanding	69,573	71,508	70,896	71,429
Dilutive effect of nonvested stock	366	498	391	477
Shares-diluted	69,939	72,006	71,287	71,906
Diluted EPS	$0.52	$0.40	$1.85	$1.78

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 24, 2019.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 24, 2019	December 25, 2018
Deferred compensation plan—assets	1	$41,053	$31,632
Deferred compensation plan—liabilities	1	(41,128)	(31,721)

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

At September 24, 2019 and December 25, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.

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

For the 13 week period ended September 24, 2019, we paid $18.9 million to repurchase 358,381 shares of our common stock. For the 39 week period ended September 24, 2019, we paid $131.0 million to repurchase 2,455,058 shares of our common stock. This includes repurchases of $80.7 million under the new repurchase program and repurchases of $50.3 million under the previous stock repurchase program. We did not repurchase any shares of common stock during the 13 and 39 week periods ended September 25, 2018. As of September 24, 2019, we had $169.3 million remaining under our authorized stock repurchase program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 25, 2018, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman, chief executive officer and president, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 597 restaurants in 49 states and ten foreign countries. As of September 24, 2019, our 597 restaurants included:

●	502 "company restaurants," of which 482 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income. Of the 502 restaurants we owned as of September 24, 2019, we operated 474 as Texas Roadhouse restaurants and operated 26 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment.

●	95 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provided various management services to these 24 franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 95 franchise restaurants, 70 were domestic restaurants and 25 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 67 of the 70 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 24, 2019 and September 25, 2018 are referred to as Q3 2019 and Q3 2018, respectively. The 39 weeks ended September 24, 2019 and September 25, 2018 are referred to as 2019 YTD and 2018 YTD, respectively. Fiscal year 2019 will be 53 weeks in length and, as such, the fourth quarter of fiscal 2019 will be 14 weeks in length. Fiscal year 2018 was 52 weeks in length, while the quarters for the year were 13 weeks in length.

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

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing Texas Roadhouse locations once the associated lease expired or as a result of eminent domain which allows us to update them to a current prototypical design and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

In 2019 YTD, we opened 11 company restaurants, including one Bubba’s 33 restaurant, while our franchise partners opened six restaurants, including five international restaurants. We currently plan to open approximately 22 company restaurants in 2019 including as many as three Bubba’s 33 restaurants. In addition, we anticipate that our franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in 2019. In Q2 2019, our franchise partners closed two international locations, one of which is expected to re-open in a new location in late 2019 or early 2020.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2018, including pre-opening expenses and a capitalized rent factor, was $5.2 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2019 to be approximately $5.4 million. The increase in our estimated 2019 average capital investment is due to an increase in building and site improvement costs.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China and South Korea. As of September 24, 2019, we had 15 restaurants open in five countries in the Middle East, three restaurants open in Taiwan, four in the Philippines and one in Mexico, China and South Korea for a total of 25 restaurants in ten foreign countries. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

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

Leveraging Our Scalable Infrastructure.   To support our growth, we continue to make investments in our infrastructure. Over the past several years, we have made significant investments in our infrastructure, including information and accounting systems, real estate, human resources, legal, marketing, international and restaurant operations, including the development of new concepts. In addition, in Q4 2018 we increased our number of regional market partners, market partners, and regional support teams. Whether we are able to leverage our infrastructure in future years by growing our general and administrative costs at a slower rate than our revenue will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders. We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On August 15, 2019, our Board of Directors declared a quarterly dividend of $0.30 per share of common stock representing a 20% increase compared to the quarterly dividend declared in the prior year period. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program. From inception through September 24, 2019, we have paid $347.5 million through our authorized stock repurchase programs to repurchase 17,299,909 shares of our common stock at an average price per share of $20.09. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. For 2019 YTD, we paid $131.0 million to repurchase 2,455,058 shares of our common stock. This includes repurchases of $80.7 million under the new repurchase program and repurchases of $50.3 million under the previous stock repurchase program. As of September 24, 2019, $169.3 million remains authorized for stock repurchases.

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

Equity Income from Unconsolidated Affiliates.   As of September 24, 2019 and September 25, 2018, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of September 24, 2019 and September 25, 2018, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries at September 24, 2019 and September 25, 2018 included 20 and 19 majority-owned restaurants, respectively, all of which were open.

Q3 2019 Financial Highlights

Total revenue increased $55.9 million, or 9.4%, to $650.5 million in Q3 2019 compared to $594.6 million in Q3 2018 primarily due to an increase in average unit volume driven by comparable restaurant sales growth combined with the opening of new restaurants. Store weeks and comparable restaurant sales increased 5.0% and 4.4%, respectively, at company restaurants in Q3 2019.

Restaurant margin dollars increased $12.2 million, or 12.7%, to $108.0 million in Q3 2019 compared to $95.8 million in Q3 2018 and restaurant margin, as a percentage of restaurant and other sales, increased to 16.7% in Q3 2019 compared to 16.2% in Q3 2018. The increase in restaurant margin, as a percentage of restaurant and other sales, was primarily due to lower cost of sales due to the benefit of higher average check more than offsetting the impact of inflation. This was partially offset by higher labor costs due to higher average wage rates and prior staffing initiatives to increase sales.

Net income increased $7.4 million, or 25.4%, to $36.5 million in Q3 2019 compared to $29.1 million in Q3 2018 primarily due to higher restaurant margin dollars partially offset by higher depreciation and amortization expense and higher income tax expense. Diluted earnings per share increased 29.1% to $0.52 in Q3 2019 from $0.40 in Q3 2018.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 24, 2019		September 25, 2018		September 24, 2019		September 25, 2018
	$	%	$	%	$	%	$	%
	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	645,230	99.2	589,704	99.2	2,014,720	99.2	1,836,179	99.2
Franchise royalties and fees	5,259	0.8	4,891	0.8	16,205	0.8	15,358	0.8
Total revenue	650,489	100.0	594,595	100.0	2,030,925	100.0	1,851,537	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	205,158	31.8	191,990	32.6	650,136	32.3	598,824	32.6
Labor	218,342	33.8	197,621	33.5	667,712	33.1	593,298	32.3
Rent	12,994	2.0	12,330	2.1	39,173	1.9	36,300	2.0
Other operating	100,742	15.6	91,946	15.6	306,355	15.2	279,182	15.2
(As a percentage of total revenue)
Pre-opening	4,736	0.7	4,378	0.7	12,801	0.6	13,529	0.7
Depreciation and amortization	28,347	4.4	25,843	4.3	84,574	4.2	75,492	4.1
Impairment and closure	61	NM	20	NM	394	NM	128	NM
General and administrative	35,225	5.4	35,023	5.9	111,168	5.5	100,202	5.4
Total costs and expenses	605,605	93.1	559,151	94.0	1,872,313	92.2	1,696,955	91.7
Income from operations	44,884	6.9	35,444	6.0	158,612	7.8	154,582	8.3
Interest income (expense), net	81	0.0	(168)	(0.0)	1,526	0.1	(810)	(0.0)
Equity income from investments in unconsolidated affiliates	(154)	(0.0)	381	0.1	100	0.0	1,150	0.1
Income before taxes	44,811	6.9	35,657	6.0	160,238	7.9	154,922	8.4
Provision for income taxes	6,785	1.0	5,398	0.9	23,331	1.1	22,321	1.2
Net income including noncontrolling interests	38,026	5.8	30,259	5.1	136,907	6.7	132,601	7.2
Net income attributable to noncontrolling interests	1,495	0.2	1,134	0.2	5,141	0.3	4,708	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	36,531	5.6	29,125	4.9	131,766	6.5	127,893	6.9

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	13 Weeks Ended		39 Weeks Ended
	September 24, 2019	September 25, 2018	September 24, 2019	September 25, 2018
Income from operations	$44,884	$35,444	$158,612	$154,582

Less:
Franchise royalties and fees	5,259	4,891	16,205	15,358

Add:
Pre-opening	4,736	4,378	12,801	13,529
Depreciation and amortization	28,347	25,843	84,574	75,492
Impairment and closure	61	20	394	128
General and administrative	35,225	35,023	111,168	100,202
Restaurant margin	$107,994	$95,817	$351,344	$328,575

Restaurant margin $/store week	$16,591	$15,464	$18,153	$17,871
Restaurant margin (as a percentage of restaurant and other sales)	16.7%	16.2%	17.4%	17.9%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 25, 2018	582	555	25	2
Company openings	11	10	1	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	5	5	—	—
Franchise closings - International	(2)	(2)	—	—
Balance at September 24, 2019	597	569	26	2

	September 24, 2019	September 25, 2018
Company - Texas Roadhouse	474	453
Company - Bubba's 33	26	24
Company - Other	2	2
Franchise - Texas Roadhouse - U.S.	70	70
Franchise - Texas Roadhouse - International	25	21
Total	597	570

Q3 2019 (13 weeks) compared to Q3 2018 (13 weeks) and 2019 YTD (39 weeks) compared to 2018 YTD (39 weeks)

Restaurant and Other Sales.  Restaurant and other sales increased by 9.4% in Q3 2019 as compared to Q3 2018 and by 9.7% in 2019 YTD as compared to 2018 YTD. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2019	Q3 2018	2019 YTD	2018 YTD
Company Restaurants:
Increase in store weeks	5.0%	5.6%	5.3%	6.1%
Increase in average unit volume	4.0%	4.8%	4.2%	4.7%
Other(1)	0.5%	(0.2)%	0.4%	-%
Total increase in restaurant sales	9.5%	10.2%	9.9%	10.8%
Other sales(2)	(0.1)%	(0.3)%	(0.2)%	(0.3)%
Total increase in restaurant and other sales	9.4%	9.9%	9.7%	10.5%

Store weeks	6,509	6,196	19,355	18,386
Comparable restaurant sales growth	4.4%	5.5%	4.8%	5.4%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.2%	5.5%	4.7%	5.3%
Average unit volume (in thousands)	$1,304	$1,254	$4,118	$3,953

Weekly sales by group:
Comparable restaurants (441 and 417 units, respectively)	$100,578	$97,137
Average unit volume restaurants (23 units for both periods)(3)	$95,324	$85,217
Restaurants less than six months old (10 and 13 units, respectively )	$107,347	$96,347
(1)	Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants closed or acquired during the period.
(2)	Other sales, for Q3 2019, represented $3.5 million related to the amortization of third party gift card fees net of $1.6 million related to the amortization of gift card breakage income. For Q3 2018, other sales represented $2.7 million related to the amortization of third party gift card fees net of $1.5 million related to the amortization of gift card breakage income. For 2019 YTD, other sales represent $15.2 million related to amortization of third party gift card fees net of $7.6 million related to the amortization of gift card breakage income. For 2018 YTD, other sales represent $11.0 million related to the amortization of third party gift card fees net of $6.5 million related to the amortization of gift card breakage income. The increase in all amounts is primarily due to continued growth in our third party gift card program.
(3)	Average unit volume restaurants include restaurants open a full six and up to 18 months before the beginning of the period measured.

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

	Q3 2019	Q3 2018	2019 YTD	2018 YTD
Guest traffic counts	1.5%	4.0%	2.0%	4.2%
Per person average check	2.9%	1.5%	2.8%	1.2%
Comparable restaurant sales growth	4.4%	5.5%	4.8%	5.4%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth for all periods presented.

The increases in our per person average check for the periods presented were primarily driven by menu price increases taken in 2019, 2018 and 2017. In Q2 2019, we took a menu price increase of approximately 1.5%. In 2018, we increased menu prices in the first quarter and fourth quarter by approximately 0.8% and 1.7%, respectively. In 2017, we increased menu prices in the second quarter and fourth quarter by approximately 0.5% and 0.3%, respectively. These menu price increases were taken as a result of inflationary pressures, primarily commodities and/or labor. We currently plan to take an additional price increase of approximately 1.9% in November 2019 and may take additional pricing in 2020 if needed.

In 2019, we plan to open approximately 22 company restaurants. While the majority of our restaurant growth in 2019 will be Texas Roadhouse restaurants, we currently expect to open as many as three Bubba’s 33 restaurants. We opened ten Texas Roadhouse restaurants and one Bubba’s 33 restaurant in 2019 YTD. We have begun construction for all of our expected 2019 openings.

In 2020, we plan to open at least 30 company restaurants, including as many as eight Bubba’s 33 restaurants. We expect these openings will help grow restaurant store weeks by 3.5% to 4.5%, including the negative impact of lapping the 53rd week from 2019.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.4 million, or by 7.5%, in Q3 2019 from Q3 2018 and increased by $0.8 million, or by 5.5%, in 2019 YTD from 2018 YTD. The increases in both periods were attributable to an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth, and the opening of new franchise restaurants. These increases were partially offset by a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations.

Franchise comparable restaurant sales increased 2.4% and 3.0% in Q3 2019 and 2019 YTD, respectively, which included an increase in domestic franchise comparable restaurant sales of 3.2% and 4.0% in Q3 2019 and 2019 YTD, respectively. Franchise restaurant count activity is shown in the restaurant activity table above. Our existing franchise restaurant partners opened six Texas Roadhouse restaurants in 2019 YTD, including five international restaurants. In addition, our franchise partners closed two international restaurants in 2019 YTD, one of which is expected to re-open at a new location in late 2019 or early 2020. We anticipate our franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in both 2019 and 2020.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant and other sales, decreased to 31.8% in Q3 2019 from 32.6% in Q3 2018 and decreased to 32.3% in 2019 YTD from 32.6% in 2018 YTD. These decreases were primarily due to the benefit of menu pricing actions partially offset by commodity inflation of approximately 0.8% and 1.5% for Q3 2019 and 2019 YTD, respectively.

For 2019, we currently expect commodity cost inflation to be 1.5% to 2.0% with fixed price contracts for approximately 55% of our overall food costs for Q4 2019 and the remainder subject to floating market prices.

For 2020, we currently expect commodity cost inflation to be 1.0% to 2.0% with fixed price contracts for approximately 30% of our overall food costs and the remainder subject to floating market prices.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 33.8% in Q3 2019 compared to 33.5% in Q3 2018 and increased to 33.1% in 2019 YTD compared to 32.3% in 2018 YTD. These increases were primarily attributable to higher average wage rates and prior staffing initiatives to increase sales partially offset by the benefit from an increase in average unit volume.

For 2019, we expect labor dollars per store week growth of 6.0% to 7.0%, including the impact of traffic growth, due to ongoing labor market pressures, prior staffing initiatives, increased investment in our people and increases in state-mandated minimum and tipped wage rates. In 2020, we anticipate our labor costs will continue to be pressured by mid-single digit inflation due to the ongoing labor market pressures and increases in state-mandated wage rates discussed above. These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 2.0% in Q3 2019 compared to 2.1% in Q3 2018 and decreased to 1.9% in 2019 YTD compared to 2.0% in 2018 YTD. Higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants was more than offset by the benefit from an increase in average unit volume.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, remained unchanged at 15.6% in Q3 2019 and Q3 2018 and 15.2% in 2019 YTD and 2018 YTD. For Q3 2019 compared to Q3 2018, higher marketing and advertising expense, higher credit card expense and higher incentive compensation were offset by lower utilities expense along with the benefit from an increase in average unit volume. For 2019 YTD compared to 2018 YTD, higher general liability insurance expense and higher supplies expense were offset by lower utilities expense and lower incentive compensation expense along with the benefit from an increase in average unit volume.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $4.7 million in Q3 2019 from $4.4 million in Q3 2018 and decreased to $12.8 million in 2019 YTD from $13.5 million in 2018 YTD. These variances were primarily due to the timing of restaurant openings as average pre-opening expenses incurred for each restaurant remained relatively unchanged.

Overall, we plan to open approximately 22 company restaurants in 2019 compared to 28 company restaurants in 2018. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.4% in Q3 2019 compared to 4.3% in Q3 2018 and increased to 4.2% in 2019 YTD compared to 4.1% in 2018 YTD. These increases were primarily due to higher depreciation at new restaurants and accelerated depreciation on restaurants that are being relocated. These increases were partially offset by an increase in average unit volume.

General and Administrative Expenses. G&A, as a percentage of total revenue, decreased to 5.4% in Q3 2019 compared to 5.9% in Q3 2018 and increased to 5.5% in 2019 YTD compared to 5.4% in 2018 YTD. For Q3 2019 compared to Q3 2018, the decrease was primarily due to lower incentive compensation costs and lower claims administration costs related to a previously disclosed legal settlement along with the benefit of an increase in average unit volume. For 2019 YTD compared to 2018 YTD, the increase was primarily due to increased marketing expenses due to decreased contributions from company restaurants partially offset by lower claims administration costs related to a previously disclosed legal settlement and an increase in average unit volume.

Interest Income (Expense), Net.  Interest income was $0.1 million in Q3 2019 compared to interest expense of $0.2 million in Q3 2018. Interest income was $1.5 million in 2019 YTD compared to interest expense of $0.8 million in 2018 YTD. These increases were primarily driven by earnings on our cash and cash equivalents as well as paying off our outstanding credit facility of $50.0 million in April 2018.

Equity Income from Unconsolidated Affiliates.  Equity income was a loss of $0.2 million in Q3 2019 compared to income of $0.4 million in Q3 2018.  Equity income was $0.1 million in 2019 YTD compared to $1.2 million in 2018 YTD.  These decreases were primarily due to a decrease in earnings and a one-time charge we recorded in Q3 2019 related to our foreign joint venture.

Income Tax Expense. Our effective tax rate remained unchanged at 15.1% in Q3 2019 compared to Q3 2018 primarily due to lower non-deductible officers’ compensation offset by lower excess tax benefits related to our share-based compensation program. Our effective tax rate increased to 14.6% in 2019 YTD compared to 14.4% in 2018 YTD primarily due to lower excess tax benefits related to our share-based compensation program partially offset by higher FICA tip credits. For both 2019 and 2020, we expect the effective tax rate to be 14.0% to 15.0%.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 24, 2019	September 25, 2018
Net cash provided by operating activities	$241,997	$225,579
Net cash used in investing activities	(144,566)	(110,906)
Net cash used in financing activities	(208,016)	(114,401)
Net (decrease) increase in cash and cash equivalents	$(110,585)	$272

Net cash provided by operating activities was $242.0 million in 2019 compared to $225.6 million in 2018. This increase was primarily due to an increase in net income, changes in working capital and non-cash items such as depreciation and amortization and a decrease in deferred income taxes. The increase in cash generated from changes in working capital was primarily due to an increase in income taxes payable partially offset by a decrease in accounts payable.

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

Net cash used in investing activities was $144.6 million in 2019 compared to $110.9 million in 2018. The increase was primarily due to an increase in capital expenditures. The increase in capital expenditures was primarily due to the relocation of existing restaurants and the remodeling of our support center office.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of September 24, 2019, we had developed 146 of the 502 company restaurants on land in which we own.

The following table presents a summary of capital expenditures (in thousands):

	2019 YTD	2018 YTD
New company restaurants	$68,161	$64,237
Refurbishment of existing restaurants	41,636	39,280
Relocation of existing restaurants	15,315	851
Capital expenditures related to Support Center office	19,805	6,538
Total capital expenditures	$144,917	$110,906

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2019, we expect our capital expenditures to be approximately $200.0 million, the majority of which will relate to planned restaurant openings, including approximately 22 restaurant openings in 2019 and the refurbishment of existing restaurants. This amount excludes any cash used for franchise acquisitions. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility. For 2019, we anticipate net cash provided by operating activities will exceed capital expenditures, which we plan to use, along with cash on hand, to pay dividends and repurchase common stock.

Net cash used in financing activities was $208.0 million in 2019 compared to $114.4 million in 2018. The increase is primarily due to an increase in share repurchases along with an increase in dividends paid. This was partially offset by the repayment of our revolving credit facility in Q2 2018.

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During 2019 YTD, we paid $131.0 million to repurchase 2,455,058 shares of our common stock.

On August 15, 2019, our Board of Directors authorized the payment of a cash dividend of $0.30 per share of common stock. The payment of this dividend totaling $20.9 million was distributed on September 27, 2019 to shareholders of record at the close of business on September 11, 2019. The declared dividend is included as a liability in our unaudited condensed consolidated balance sheet as of September 24, 2019.

We paid distributions of $4.9 million to equity holders of all 20 majority-owned company restaurants in 2019 YTD. In 2018 YTD, we paid distributions of $4.5 million to equity holders of all 19 majority-owned company restaurants.

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. In April 2018, we paid off our outstanding credit facility of $50.0 million. The weighted-average interest rate for the revolving credit facility as of September 24, 2019 and December 25, 2018 was 2.92% and 3.81%, respectively. As of September 24, 2019, we had $191.8 million of availability, net of $8.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of September 24, 2019.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 24, 2019 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Obligation under finance lease	$2,108	$—	$—	$—	$2,108
Interest on finance lease	5,007	278	560	568	3,601
Operating lease obligations	980,369	51,492	105,912	107,121	715,844
Capital obligations	166,469	166,469	—	—	—
Total contractual obligations(1)	$1,153,953	$218,239	$106,472	$107,689	$721,553
(1)	Unrecognized tax benefits under ASC 740, Income Taxes, are immaterial and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. See notes 4 and 7 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Guarantees

As of September 24, 2019 and December 25, 2018, we are contingently liable for $14.1 million and $14.8 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 24, 2019 and December 25, 2018 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate plus a margin of 0.875% to 1.875%, depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. As of September 24, 2019, we had no outstanding borrowings under our revolving credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 24, 2019.

Changes in Internal Control

On December 26, 2018, the Company adopted ASC 842, Leases. As a result, changes to processes and procedures occurred that affected the Company’s internal control over financial reporting. While we believe the Company’s internal control over financial reporting for affected processes and procedures is effective, we will continue to evaluate and monitor these changes and assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year.

Except for the changes noted above, there were no other significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including "slip and fall" accidents, employment related claims, claims related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material adverse effect on us during the periods covered by this report and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2019, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. For 2019 YTD, we paid $131.0 million to repurchase 2,455,058 shares of our common stock. This includes repurchases of $80.7 million under the new repurchase program and repurchases of $50.3 million under the previous stock repurchase program. As of September 24, 2019, $169.3 million remains authorized for stock repurchases.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended September 24, 2019 in connection with the repurchase programs described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
June 26 to July 23	232,335	$53.37	232,335	$175,777,897
July 24 to August 20	31,000	$51.46	31,000	$174,182,657
August 21 to September 24	95,046	$51.74	95,046	$169,265,039

Total	358,381		358,381

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Executive Transition and Consulting Agreement between Celia Catlett and Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. entered into on August 21, 2019 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 21, 2019 (File No. 000-50972))

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: November 1, 2019	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chairman, Chief Executive Officer and President (principal executive officer)

Date: November 1, 2019	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)