Form 10-K
period 2019-12-31
Texas Roadhouse, Inc.
filed 2020-02-28
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50972

Texas Roadhouse, Inc.

(Exact name of registrant specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1083890 (IRS Employer Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ⌧.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 25, 2019 was $3,496,055,254 based on the closing stock price of $53.10. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 69,405,753 on February 19, 2020.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

●	our ability to successfully execute our growth strategies;
●	our ability to successfully open new restaurants, acquire franchise restaurants and/or execute other strategic initiatives;
●	our ability to increase and/or maintain sales and profits at our existing restaurants;
●	our ability to integrate the franchise or other restaurants which we acquire or develop;
●	the continued service of key management personnel;
●	health concerns about our food products;
●	our ability to attract, motivate and retain qualified employees;
●	the impact of federal, state or local government laws and regulations relating to our employees and the sale of food and alcoholic beverages;
●	the impact of litigation, including remedial actions, payment of damages and expenses and negative publicity;
●	the cost of our principal food products;
●	labor shortages or increased labor costs, such as health care, market wage levels and workers’ compensation insurance costs;
●	inflationary increases in the costs of construction and/or real estate;
●	changes in consumer preferences and demographic trends;
●	the impact of initiatives by competitors and increased competition generally;
●	our ability to successfully expand into new and existing domestic and international markets;
●	risks associated with partnering in markets with franchisees or other investment partners with whom we have no prior history and whose interests may not align with ours;
●	risks associated with developing and successfully operating new concepts;
●	security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology systems;
●	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our initiatives;
●	negative publicity regarding food safety, health concerns and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	our franchisees’ adherence to the terms of the franchise agreement;

●	potential fluctuation in our quarterly operating results due to seasonality and other factors;
●	supply and delivery shortages or interruptions;
●	our ability to adequately protect our intellectual property;
●	our ability to raise capital in the future;
●	volatility of actuarially determined self-insurance losses and loss estimates;
●	adoption of new, or changes in existing, accounting policies and practices;
●	changes in and/or interpretations of federal and state tax laws;
●	adverse weather conditions which impact guest traffic at our restaurants; and
●	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

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

We assume no obligation to publicly update or revise these forward-looking statements for any reason or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except as required by applicable law.

PART I

ITEM 1—BUSINESS

Texas Roadhouse, Inc. (the "Company") was incorporated under the laws of the state of Delaware in 2004. The principal executive office is located in Louisville, Kentucky.

General Development of Business

The Company is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 611 restaurants in 49 states and ten foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 31, 2019, we owned and operated 514 restaurants and franchised an additional 69 domestic restaurants and 28 international restaurants.

Financial Information about Operating Segments

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers, and possessing similar pricing structures, resulting in similar long-term expected financial performance characteristics. Each of our 514 company restaurants is considered an operating segment.

Narrative Description of Business

Of the 514 restaurants we owned and operated at the end of 2019, we operated 484 as Texas Roadhouse restaurants and 28 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment. In 2020, we plan to open at least 30 company restaurants. While the majority of our restaurant growth in 2020 will be Texas Roadhouse restaurants, we currently expect to open as many as seven Bubba’s 33 restaurants. Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Texas Roadhouse is a moderately priced, full-service, casual dining restaurant concept offering an assortment of specially seasoned and aged steaks hand-cut daily on the premises and cooked to order over open grills. In addition to steaks, we also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. The majority of our entrées include two made-from-scratch side items, and we offer all our guests a free unlimited supply of roasted in-shell peanuts and fresh baked yeast rolls.

Bubba’s 33 is a family-friendly, sports restaurant concept featuring scratch-made food, ice cold beer and signature drinks. Our menu features burgers, pizza and wings as well as a wide variety of appetizers, sandwiches and dinner entrées. Our first Bubba’s 33 restaurant opened in May 2013 in Fayetteville, North Carolina.

The operating strategy that underlies the growth of our concepts is built on the following key components:

●	Offering high quality, freshly prepared food. We place a great deal of emphasis on providing our guests with high quality, freshly prepared food. As part of our process, we have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, appearance and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands-on training and education to our kitchen staff for the purpose of promoting consistent adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. At our Texas Roadhouse restaurants, we hand-cut all but one of our assortment of steaks and make our sides from scratch.

●	Offering performance-based manager compensation. We offer a performance-based compensation program to our individual restaurant managers and multi-restaurant operators, who are called "managing partners" and "market partners," respectively. Each of these partners earns a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre-tax income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.
●	Focusing on dinner. In a high percentage of our restaurants, we limit our operating hours to dinner only during the weekdays with approximately one half of our restaurants offering lunch on Friday. By focusing on dinner, our restaurant teams have to prepare for and manage only one shift per day during the week. We believe this allows our restaurant teams to offer higher quality, more consistent food and service to our guests.
●	Offering attractive price points. We offer our food and beverages at moderate price points that we believe are as low as or lower than those offered by many of our competitors in any given market. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. For example, at our Texas Roadhouse restaurants, our steak entrées, which include the choice of two side items, generally range from $10.99 for our 6-ounce Sirloin to $26.99 for our 23-ounce Porterhouse T-Bone. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2019 was $17.57. Per guest average check represents restaurant sales divided by the number of guests served. We consider each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus. At our Bubba’s 33 restaurants, our entrées range from $9.79 for our Classic Cheeseburger to $19.99 for our 16-inch Meaty Meaty pizza.
●	Creating a fun and comfortable atmosphere with a focus on high quality service. We believe the service quality and atmosphere we establish in our restaurants is a key component for fostering repeat business. We focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner. Our Texas Roadhouse restaurants feature a rustic southwestern lodge décor accentuated with hand-painted murals, neon signs, and southwestern prints, rugs and artifacts. Additionally, we offer jukeboxes, which continuously play upbeat country hits. Our Bubba’s 33 restaurants feature walls lined with televisions playing sports events and music videos and are decorated with sports jerseys, neon signs and other local flair.

Unit Prototype and Economics

We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant-level returns over time. Our current prototypical Texas Roadhouse restaurants consist of a freestanding building with approximately 7,200 to 7,600 square feet of space constructed on sites of approximately 1.5 to 2.2 acres or retail pad sites, with seating of approximately 58 to 68 tables for a total of 270 to 300 guests, including 18 bar seats, and parking for approximately 160 vehicles either on-site or in combination with some form of off-site cross parking arrangement. Our current prototypes are adaptable to in-line and end-cap locations and/or spaces within an enclosed mall or a shopping center. Our prototypical Bubba’s 33 restaurant remains under development as we continue to open additional restaurants. We expect most future Bubba’s 33 restaurants to be approximately 7,500 square feet depending on the location with seating for approximately 270 guests.

As of December 31, 2019, we leased 368 properties and owned 146 properties. Our 2019 average unit volume for all Texas Roadhouse company restaurants open before June 26, 2018 was $5.6 million. The time required for a new Texas Roadhouse restaurant to reach a steady level of cash flow is approximately three to six months. For 2019, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the 19 Texas Roadhouse company restaurants opened during the year was $5.5 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,295,000	$700,000	$1,760,000
Building(2)	2,290,000	1,710,000	3,610,000
Furniture and Equipment	1,255,000	1,100,000	1,370,000
Pre-opening costs	665,000	535,000	915,000
Other(3)	10,000	—	90,000
Total	$5,515,000
(1)	Represents 10x’s initial base rent in the event the land is leased or the average cost for land acquisitions.
(2)	Includes site work costs.
(3)	Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

Our average capital investment for the Texas Roadhouse restaurants opened in 2019, 2018 and 2017 was $5.5 million, $5.2 million and $5.3 million, respectively. The increase in our 2019 average capital investment was primarily due to higher building costs. We expect our average capital investment for restaurants to be opened in 2020 to be approximately $5.6 million.

Our average capital investment for the Bubba’s 33 restaurants opened in 2019, 2018 and 2017 was $6.7 million, $7.1 million and $6.1 million, respectively. The increase in our 2018 average capital investment for our Bubba’s 33 restaurants was primarily due to higher costs at one urban site in New Jersey as well as higher rent and pre-opening costs. Excluding this site, the average capital investment would have been $6.6 million. We expect our average capital investment for restaurants to be opened in 2020 to be approximately $6.7 million.

We remain focused on driving sales and managing restaurant investment costs in order to maintain our restaurant development in the future. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of required site work, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landowners and/or landlords, cost of liquor and other licenses and hook-up fees and geographical location.

Site Selection

We continue to refine our site selection process. In analyzing each prospective site, our real estate team, as well as our restaurant market partners, devotes significant time and resources to the evaluation of local market demographics, population density, household income levels and site-specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities and competitors, traffic counts and parking. We work actively with experienced real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. We typically require three to six months to locate, approve and control a restaurant site and typically six to 12 additional months to obtain necessary permits. Upon receipt of permits, we require approximately five months to construct, equip and open a restaurant.

Existing Restaurant Locations

As of December 31, 2019, we had 514 company restaurants and 97 franchise restaurants in 49 states and ten foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	8	—	8
Alaska	2	—	2
Arizona	18	—	18
Arkansas	6	—	6
California	4	8	12
Colorado	16	1	17
Connecticut	5	—	5
Delaware	2	2	4
Florida	39	—	39
Georgia	10	5	15
Idaho	5	—	5
Illinois	16	—	16
Indiana	21	8	29
Iowa	9	—	9
Kansas	6	1	7
Kentucky	13	2	15
Louisiana	10	1	11
Maine	3	—	3
Maryland	8	6	14
Massachusetts	10	1	11
Michigan	14	3	17
Minnesota	4	—	4
Mississippi	3	—	3
Missouri	17	—	17
Montana	—	1	1
Nebraska	3	1	4
Nevada	2	—	2
New Hampshire	3	—	3
New Jersey	9	—	9
New Mexico	5	—	5
New York	20	—	20
North Carolina	19	—	19
North Dakota	2	1	3
Ohio	32	2	34
Oklahoma	8	—	8
Oregon	2	—	2
Pennsylvania	25	6	31
Rhode Island	3	—	3
South Carolina	3	6	9
South Dakota	2	—	2
Tennessee	15	2	17
Texas	69	5	74
Utah	9	1	10
Vermont	1	—	1
Virginia	17	—	17
Washington	1	—	1
West Virginia	3	3	6
Wisconsin	10	3	13
Wyoming	2	—	2
Total domestic restaurants	514	69	583
Bahrain	—	1	1
China	—	1	1
South Korea	—	1	1
Kuwait	—	3	3
Mexico	—	1	1
Philippines	—	5	5
Qatar	—	2	2
Saudi Arabia	—	5	5
Taiwan	—	3	3
United Arab Emirates	—	6	6
Total international restaurants	—	28	28
Total system-wide restaurants	514	97	611

Food

Menu. Our restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. At Texas Roadhouse restaurants, our dinner entrée prices generally range from $8.99 to $26.99. We offer a broad assortment of specially seasoned and aged steaks, all cooked over open grills and all but one hand-cut daily on the premises. We also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include unlimited peanuts, fresh baked yeast rolls and most include the choice of two made-from-scratch sides. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Rattlesnake Bites®". We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées served with one side item and a beverage at prices generally between $3.99 and $8.99. At Bubba’s 33 restaurants, our menu prices, excluding appetizers, generally range from $9.79 to $19.99. We offer a broad assortment of wings, burgers, pizzas, salads and sandwiches. In addition, we also offer our guests a selection of chicken, beef and seafood entrées. Our Bubba’s 33 restaurants also offer an extensive selection of draft beer. We provide a "12 & Under" menu for children at our Bubba’s 33 restaurants that includes a selection of items, including a beverage, at prices generally between $3.99 and $5.99.

Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer, major brands of liquor and wine as well as made in-house margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages at our Texas Roadhouse restaurants accounted for 10.6% of restaurant sales in fiscal 2019.

We always strive to maintain a consistent menu at our restaurants. We continually review our menu to consider enhancements to existing menu items or the introduction of new items. We change our menu only after guest feedback and an extensive study of the operational and economic implications. To maintain our high levels of food quality and service, we generally remove one menu item for every new menu item introduced to facilitate our ability to execute high quality meals on a focused range of menu items.

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

We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in our restaurants for the purpose of reinforcing food quality, recipe consistency, food preparation procedures, food safety and sanitation standards, food appearance, freshness and portion size. The product coach team supports substantially all restaurants system-wide.

Food safety and sanitation is of utmost importance to us. We currently utilize several programs to help facilitate adherence to proper food preparation procedures and food safety standards including our daily taste and temperature procedures. We have a food team whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to promote compliance with food safety guidelines. As a requirement of our quality assurance process, primary food items purchased from qualified vendors have been inspected by reputable, outside inspection services confirming that the vendor is compliant with United States Food and Drug Administration and United States Department of Agriculture guidelines.

We perform food safety and sanitation audits on our restaurants each year and these results are reviewed by various members of operations and management. To maximize adherence to food safety protocols, we have incorporated HACCP (Hazard Analysis Critical Control Points) principles and critical procedures (such as hand washing) in each recipe. All restaurant managers are required to complete the American National Standards Institute (ANSI) Certified Food Manager training. In addition, most of our product coaches and food team members have obtained or are in the process of obtaining their Certified Professional-Food Safety designation from the National Environmental Health Association.

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

Service

Service Quality. We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. We employ a team of service coaches whose function is to provide consistent, hands-on training and education to our managers and service staff in our restaurants for the purpose of reinforcing service quality and consistency, team work and staff attentiveness and manage interaction in the dining room. The service coach team supports substantially all restaurants system-wide.

Guest Satisfaction. Through the use of guest surveys, our websites, "texasroadhouse.com" and "bubbas33.com," a toll-free guest response telephone line, emails, letters, social media, and personal interaction in the restaurant, we receive valuable feedback from guests. Additionally, we employ an outside service to administer a "Secret Shopper" program whereby trained individuals periodically dine and comprehensively evaluate the guest experience at each of our domestic restaurants. Particular attention is given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. The resulting reports are used for follow up training and providing feedback to both staff and management. We continue to evaluate and implement processes relating to guest satisfaction, including reducing guest wait times and improving host interaction with the guest.

Atmosphere. The atmosphere of our restaurants is intended to appeal to broad segments of the population including children, families, couples, adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere. The interiors feature wood walls and stained concrete floors and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants contain jukeboxes that continuously play upbeat country hits. Guests may also view a display-baking area, where our fresh baked yeast rolls are prepared, and a meat cooler displaying fresh cut steaks. While waiting for a table, guests can enjoy complimentary roasted in-shell peanuts and upon being seated at a table, guests can enjoy fresh baked yeast rolls along with roasted in-shell peanuts. Our Bubba’s 33 restaurants feature walls lined with televisions playing a variety of sports events and music videos and are decorated with sports jerseys, neon signs and other local flair.

People

Management Personnel. Each of our restaurants is generally staffed with one managing partner, one kitchen manager, one service manager and one or more additional assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant. Kitchen managers have primary responsibility for managing operations relating to our food preparation and food quality, and service managers have primary responsibility for managing our service quality and guest experiences. The assistant managers support our kitchen and service managers; these managers are collectively responsible for the operations of the restaurant in the absence of a managing partner. All managers are responsible for maintaining our standards of quality and performance. We use market partners to oversee the operation of our restaurants. Each market partner oversees a group of varying sizes of managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assisting in the site selection process. Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies and standards of quality. To further facilitate adherence to our standards of quality and to maximize uniform execution throughout the system, we employ product coaches and service coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food and service quality. The attentive service and high quality food, which results from each restaurant having a managing partner, at least two to three managers and the hands-on assistance of a product coach and a service coach, are critical to our success.

Training and Development. All restaurant employees are required to complete varying degrees of training before and during employment. Our comprehensive training program emphasizes our operating strategy, procedures and standards, including responsible alcohol service, and is conducted individually at our restaurants or in groups in Louisville, Kentucky.

Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum of nine to 12 months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management employees are required to complete an extensive training program of up to 20 weeks, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by a market partner, managing partner, product coach and service coach.

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

Advertising. Our restaurants do not rely on national television or print advertising to promote our brands. Earned media on a local level is a critical part of our strategy that features our products and people. Our restaurants use a permission-based email loyalty program, as well as social media and digital marketing, to promote the brand and engage with our guests. Our approach to media aligns with our focus on local store marketing and community involvement.

Restaurant Franchise Arrangements

Franchise Restaurants. As of December 31, 2019, we had 26 franchisees that operated 97 Texas Roadhouse restaurants in 22 states and ten foreign countries. Domestically, franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States. We are currently not accepting new domestic franchisees. Approximately 75% of our franchise restaurants are operated by ten franchisees and no franchisee operates more than 17 restaurants.

Our standard domestic franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of domestic franchise agreement generally requires the franchisee to pay a royalty fee of 4.0% of gross sales. We may, at our discretion, waive or reduce the royalty fee on a temporary or permanent basis. "Gross sales" means the total selling price of all services and products related to the restaurant. Gross sales do not include:

●	employee discounts or other discounts;
●	tips or gratuities paid directly to employees by guests;

●	any federal, state, municipal or other sales, value added or retailer’s excise taxes; or
●	adjustments for net returns on salable goods and discounts allowed to guests on sales.

Domestic franchisees are currently required to pay 0.3% of gross sales to a national marketing fund for system-wide promotions and related marketing efforts. We have the ability under our agreements to increase the required marketing fund contribution up to 2.5% of gross sales. We may also charge a marketing fee of 0.5% of gross sales, which we may use for market research and to develop system-wide promotional and marketing materials. A franchisee’s total required marketing contribution or spending will not be more than 3.0% of gross sales.

Our standard domestic franchise agreement gives us the right, but not the obligation, to compel a franchisee to transfer its assets to us in exchange for shares of our stock, or to convert its equity interests into shares of our stock. The amount of shares that a franchisee would receive is based on a formula that is included in the franchise agreement.

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China and South Korea. As of December 31, 2019, we had 17 restaurants open in five countries in the Middle East, three restaurants open in Taiwan, five in the Philippines and one each in Mexico, China and South Korea for a total of 28 restaurants in ten foreign countries. For the existing international agreements, the franchisee is generally required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

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

Franchise Compliance Assurance. We have various systems in place to promote compliance with our systems and standards, both during the development and operation of franchise restaurants. We actively work with our franchisees to ensure successful franchise operations as well as compliance with the Texas Roadhouse standards and procedures. During the restaurant development phase, we consent to the selection of restaurant sites and make available copies of our prototype building plans to franchisees. In addition, we ensure that the building design is in compliance with our standards. We provide training to the managing partner and up to three other managers of a franchisee’s first restaurant. We also provide trainers to assist in the opening of every domestic franchise restaurant and we provide trainers to assist our international franchisees in the opening of their restaurants until such time as they develop an approved restaurant opening training program. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment and food purchases, preparation and safety procedures as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams and focus on key areas including health, safety and execution proficiency.

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

Information Technology

All of our company restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, period, quarterly and year-to-date basis and beyond, on a company-wide, regional or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provides a detailed analysis of sales and costs. These monthly profit and loss statements are compared both to the restaurant-prepared reports and to prior periods. Restaurant hardware and software support for all of our restaurants is provided and coordinated from the restaurant Support Center in Louisville, Kentucky. Currently, we utilize cable, digital subscriber lines (DSL) or T-1 technology at the restaurant level, which serves as a high-speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processors. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, maintaining a redundant data center, testing the disaster recovery plan and providing on-site power backup.

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

Trademarks

Our registered trademarks and service marks include, among others, our trade names and our logo and proprietary rights related to certain core menu offerings. We have registered all of our significant marks for our restaurants with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 52 foreign jurisdictions. To better protect our brands, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts.

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

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans-fat, salt and allergen content. In 2018, federal regulations went into effect under the Patient Protection and Affordable Care Act of 2010 ("PPACA") requiring new menu nutritional labeling requirements. As a result, we include calorie information on our menus and make additional nutritional information available at our restaurants and on our website. Future regulatory action may occur which could result in further changes in the federal nutritional disclosure requirements.

In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority, and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises. These licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. The failure of a restaurant to obtain or retain these licenses or permits would have a material adverse effect on the restaurant’s operations. We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Consistent with industry standards, we carry liquor liability coverage as part of our existing comprehensive general liability insurance as well as excess umbrella coverage. In 2019, the sale of alcoholic beverages accounted for 10.6% of our Texas Roadhouse restaurant sales.

Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tipped wage requirements, overtime pay, health benefits, unemployment taxes, workers’ compensation, work eligibility requirements, working conditions, safety standards, and hiring and employment practices. We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage. We anticipate that additional legislation increasing minimum and/or tipped wage standards will be enacted in future periods and in other jurisdictions. Further regulatory action may occur which could result in changes to healthcare eligibility, design and cost structure.

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

Employees

As of December 31, 2019, we employed approximately 67,900 people. This amount includes 682 executive and administrative personnel and 2,526 restaurant management personnel, while the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement.

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

Information about our Executive Officers

Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers. Executive officers are appointed by our Board of Directors and serve until their successors are elected or until resignation or removal, in accordance with their employment agreements. There are no family relationships among any of our executive officers.

Name	Age	Position
W. Kent Taylor	64	Chairman, Chief Executive Officer, and President
S. Chris Jacobsen	54	Chief Marketing Officer
Tonya R. Robinson	51	Chief Financial Officer
Douglas W. Thompson	56	Chief Operating Officer

W. Kent Taylor. Mr. Taylor founded Texas Roadhouse in 1993. He resumed his role as Chief Executive Officer in August 2011, a position he held between May 2000 and October 2004, and his role as President in June 2019. He was named Chairman of the Company and Board in October 2004. Before his founding of our concept, Mr. Taylor founded and co-owned Buckhead Bar and Grill in Louisville, Kentucky. Mr. Taylor has over 35 years of experience in the restaurant industry.

S. Chris Jacobsen. Mr. Jacobsen was appointed Chief Marketing Officer in February 2016. Mr. Jacobsen joined Texas Roadhouse in January 2003 and has served as Vice President of Marketing since 2011. Prior to joining us, Mr. Jacobsen was employed by Papa John’s International and Waffle House, Inc. where he held various senior level marketing positions. He has over 25 years of restaurant industry experience.

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

Failure to manage our growth effectively could harm our business. We have grown significantly since our inception and intend to continue growing in the future. Our objective is to grow our business and increase shareholder value by (1) expanding our base of company restaurants that are profitable and (2) increasing sales and profits at existing restaurants. While both these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis. As we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will likely decline, which may make it increasingly difficult to achieve levels of sales and profitability growth that we have seen in the past. In addition, our existing restaurant management systems, field support systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations, or finding new employees (including new employees arising from a strategic initiative) to assimilate to our culture and brand standards. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business and operating results could be materially adversely impacted.

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

We cannot assure you that we will be able to open new restaurants in accordance with our expansion plans. We have experienced delays in opening some of our restaurants in the past and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect our growth strategy. One of our biggest challenges in executing our growth strategy is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable restaurant sites in our target markets is intense. Our ability to open new restaurants will also depend on numerous other factors, some of which are beyond our control, including, but not limited to, the following:

●	our ability to find sufficient suitable locations for new restaurant sites;
●	our ability to hire, train and retain qualified operating personnel, especially market partners and managing partners;
●	our ability to negotiate suitable purchase or lease terms;
●	the availability of construction materials and labor;
●	our ability to control construction and development costs of new restaurants;

●	our ability to secure required governmental approvals and permits in a timely manner, or at all;
●	the delay or cancellation of new site development by developers and landlords;
●	our ability to secure liquor licenses;
●	general economic conditions;
●	the cost and availability of capital to fund construction costs and pre-opening expenses; and
●	the impact of inclement weather, natural disasters and other calamities.

Once opened, we anticipate that our new restaurants will generally take several months to reach planned operating levels due to start-up inefficiencies typically associated with new restaurants. We cannot assure you that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants. Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those new markets may have smaller trade areas and different competitive conditions, consumer tastes and discretionary spending patterns than our traditional, existing markets, which may cause our new store locations to be less successful than restaurants in our existing market areas. Restaurants opened in new markets may open at lower average weekly sales volume than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volume, if at all, thereby affecting our overall profitability. Additionally, the opening of a new restaurant could negatively impact sales at one or more of our existing nearby restaurants, which could adversely affect our financial performance.

Our ability to operate new restaurants profitably will depend on numerous factors, including those discussed below impacting our average unit volume and comparable restaurant sales growth, some of which are beyond our control, including, but not limited to, the following:

●	competition, either from our competitors in the restaurant industry or our own restaurants;
●	consumer acceptance of our restaurants in new domestic or international markets;
●	changes in consumer tastes and/or discretionary spending patterns;
●	lack of market awareness of our brands;
●	the ability of the market partner and the managing partner to execute our business strategy at the new restaurant;
●	general economic conditions which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;
●	changes in government regulation;
●	road construction and other factors limiting access to the restaurant;
●	delays by our landlord or other developers in constructing other parts of a development adjacent to our premises in a timely manner; and
●	the impact of inclement weather, natural disasters and other calamities.

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

A number of factors have historically affected, and will continue to affect, our average unit volume and comparable restaurant sales growth, including, among other factors:

●	consumer awareness and understanding of our brands;
●	our ability to execute our business strategy effectively;
●	unusual initial sales performance by new restaurants;
●	competition, either from our competitors in the restaurant industry or our own restaurants;
●	the impact of inclement weather, natural disasters and other calamities;
●	consumer trends and seasonality;
●	our ability to increase menu prices without adversely impacting guest traffic counts or per person average check growth;
●	introduction of new menu items;
●	negative publicity regarding food safety, health concerns, quality of service, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use; and
●	effects of actual or threatened terrorist attacks.

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

The development of new restaurant concepts may not be as successful as our experience in the development of the Texas Roadhouse concept. In May 2013, we launched a new concept, Bubba’s 33, a family-friendly, sports restaurant, which currently has lower brand awareness and less operating experience than most Texas Roadhouse restaurants and a higher initial investment cost. As a result, the development of the Bubba’s 33 concept may not contribute to our average unit volume growth and/or profitability in an incremental way. As of December 31, 2019, we have expanded the concept to 28 restaurants and expect to open as many as seven additional locations in 2020. However, we can provide no assurance that new units will be accepted in the markets targeted for the expansion of this concept or that we will be able to achieve our targeted returns when opening new locations. In the future, we may determine not to move forward with any further expansion of Bubba’s 33 or other concepts. These decisions could limit our overall long-term growth. Additionally, expansion of Bubba’s 33 or other concepts might divert our management’s attention from other business concerns and could have an adverse impact on our core Texas Roadhouse business.

Our expansion into international markets presents increased economic, political, regulatory and other risks.

As of December 31, 2019, our operations include 28 Texas Roadhouse franchise restaurants in ten countries outside the United States, and we expect to have further international expansion in the future. The entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically or any success we have had in other international markets. In addition, operating in international markets may require significant resources and management attention and will subject us to economic, political and regulatory risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

●	the need to adapt our brands for specific cultural and language differences;
●	new and different sources of competition;
●	the ability to identify appropriate business partners;
●	difficulties and costs associated with staffing and managing foreign operations;
●	difficulties in adapting and sourcing product specifications for international restaurant locations;
●	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;
●	difficulties in complying with local laws, regulations, and customs in foreign jurisdictions;
●	unexpected changes in regulatory requirements or tariffs on goods needed to construct and/or operate our restaurants;
●	political or social unrest, economic instability and destabilization of a region;
●	effects of actual or threatened terrorist attacks;
●	health concerns from global pandemics;
●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;
●	differences in enforceability and registration of intellectual property and contract rights;
●	adverse tax consequences;
●	profit repatriation and other restrictions on the transfer of funds; and
●	different and more stringent user protection, data protection, privacy and other laws.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business and results of our operations.

We are also subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs, tariffs and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely impact our business and financial performance.

Acquisition of existing restaurants from our domestic franchisees and other strategic initiatives may have unanticipated consequences that could harm our business and our financial condition.

We plan to opportunistically acquire existing restaurants from our domestic franchisees over time. Additionally, from time to time, we evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives to acquire or develop additional concepts and/or change the business strategy regarding an existing concept. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and possibly obtain appropriate financing.

Any acquisition or future development that we pursue, including the on-going development of new concepts, whether or not successfully completed, may involve risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition or development as the restaurants are integrated into our operations;
●	risks associated with entering into new domestic or international markets or conducting operations where we have no or limited prior experience;
●	risks associated with successfully integrating new employees (including new employees arising from a strategic initiative);
●	risks inherent in accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates, and our ability to achieve projected economic and operating synergies; and
●	the diversion of management’s attention from other business concerns.

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

Additionally, we may evaluate other means to leverage our competitive strengths, including the expansion of our products across other strategic initiatives or business opportunities. The expansion of our products may damage our reputation if products bearing our brands are not of the same quality or value that guests associate with our brands. In addition, we may experience dilution of the goodwill associated with our brands as it becomes more common and increasingly accessible.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases, as well as risks related to renewal.

The majority of our company-owned restaurants are located on leased premises. Payments under our operating leases account for a significant portion of our operating expenses. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with the relocation, other operational changes, or closure of any restaurant, we may nonetheless be committed to perform on our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.

In addition, as each of our leases expires, there can be no assurance we will be able to renew our expiring leases after the expiration of all remaining renewal options, either on commercially acceptable terms or at all. As a result, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to relocate or close a restaurant, which could subject us to construction and other costs and risks, and may have an adverse effect on our operating performance.

Approximately 13% of our company restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.

As of December 31, 2019, we operated a total of 69 company-owned restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including declines in oil prices that may increase levels of unemployment and cause other economic pressures that may result in lower sales and profits at our restaurants in oil regions of Texas and surrounding areas. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	the timing of new restaurant openings and related expenses;
●	restaurant operating costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;
●	labor availability and costs for hourly and management personnel including mandated changes in federal and/or state minimum and tipped wage rates, overtime regulations, state unemployment taxes, or health benefits;
●	profitability of our restaurants, particularly in new markets;
●	changes in interest rates;
●	the impact of litigation, including negative publicity;
●	increases and decreases in average unit volume and comparable restaurant sales growth;
●	impairment of long-lived assets, including goodwill, and any loss on restaurant relocations or closures;
●	general economic conditions which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;
●	negative publicity regarding food safety and other food and beverage related matters, including the integrity of our, or our suppliers’ food processing;
●	negative publicity regarding health concerns and/or global pandemics;
●	negative publicity relating to the consumption of beef or other products we serve;
●	changes in consumer preferences and competitive conditions;
●	expansion to new domestic and/or international markets;
●	adverse weather conditions which impact guest traffic at our restaurants;
●	increases in infrastructure costs;
●	adoption of new, or changes in existing, accounting policies or practices;
●	changes in and/or interpretations of federal and state tax laws;
●	actual self-insurance claims varying from actuarial estimates;

●	fluctuations in commodity prices;
●	competitive actions; and
●	the impact of inclement weather, natural disasters and other calamities.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our restaurant managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tipped wages, changes in hour and overtime pay, state unemployment rates or employee benefits costs (including workers’ compensation and health insurance), company staffing initiatives, or otherwise would adversely impact our operating expenses.

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

We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage. We anticipate that additional legislation increasing minimum and/or tipped wage standards will be enacted in future periods and in other jurisdictions. In addition, regulatory actions which result in changes to healthcare eligibility, design and cost structure could occur. Any increases in minimum or tipped wages or increases in employee benefits costs will result in higher labor costs.

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

During 2020 and beyond, the U.S. and global economies could suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we can charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, results of operations, financial condition or liquidity.

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

Given the marked increase in the use of social media platforms along with smart phones in recent years, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our Company may be posted on such platforms at any time. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic. The impact may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse effect on our business.

Health and social concerns relating to the consumption of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality and food safety, including food-borne illnesses. In addition, consumer preferences may be impacted by current and future menu-labeling requirements. In 2018, federal disclosure requirements went into effect under the Patient Protection and Affordable Care Act of 2010 requiring new menu nutritional labeling requirements. As a result, we include calorie information on our menus and make additional nutritional information available at our restaurants and on our website. However, future regulatory action may occur which could result in further changes in the nutritional disclosure requirements. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The labeling requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concepts or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Food safety and sanitation, food-borne illness and health concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety and sanitation is a top priority, and we dedicate substantial resources to help our guests enjoy safe, quality food products. However, food-borne illnesses and food safety issues occur in the food industry from time to time. Any report or publicity, whether true or not, linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenue and profits. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our revenue and profits.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as Hepatitis A, Norovirus, Ebola, Avian Flu, SARS and H1N1. To the extent that a virus is food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. To the extent that a virus is transmitted by human-to-human contact, our employees or guests could become infected, or could choose, or be advised or required, to avoid gathering in public places, any one of which could adversely affect our business. We may also be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures, impose restrictions on operations and/or require public notification. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may materially adversely affect our business.

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

We rely heavily on information systems in all aspects of our operations, including point-of-sale systems, financial systems, marketing programs, cyber-security and various other processes and transactions. Our point-of-sale processing in our restaurants includes payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability, security and capacity of these systems. As our business needs continue to evolve, these systems will require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms or a material breach in the security of these systems could result in delays in guest service and reduce efficiency in our operations.

Additionally, our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our restaurant support center. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including tornadoes and other natural disasters, and back up off-site locations for recovery of electronic and other forms of data information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations and exposure to administrative and other legal claims.

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

The nature of our business involves the receipt and storage of information about our guests and employees. Hardware, software or other applications we develop and procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery or other forms of deceiving our employees or vendors. In addition, we accept electronic payment cards for payment in our restaurants. During 2019, approximately 80% of our transactions were by credit or debit cards, and such card usage could increase. Other retailers have experienced actual or potential security breaches in which credit and debit card along with employee information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of alleged theft of guest and/or employee information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could have a material adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may result in material adverse revenue consequences for us and our restaurants.

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

In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tipped wage requirements, overtime pay, health benefits, unemployment taxes, workers’ compensation, work eligibility requirements and working conditions. A number of factors could adversely affect our operating results, including:

●	additional government-imposed increases in minimum and/or tipped wages, hour and overtime pay, paid leaves of absence, sick leave, and mandated health benefits;
●	increased tax reporting and tax payment requirements for employees who receive gratuities;
●	any failure of our employees to comply with laws and regulations governing work authorization or residency requirements resulting in disruption of our work force and adverse publicity;
●	a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements; and
●	increased litigation including claims under federal and/or state wage and hour laws.

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants and other places of accommodation are designed to be accessible to the disabled, we could be required to make modifications to provide service to, or make reasonable accommodations, for disabled persons.

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

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered as a result of a visit to our restaurants, or that we have problems with food quality or operations. As a Company, we take responsible alcohol service seriously. However, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations.

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

Our operating results could also be affected by the following:

●	The relative level of our defense costs and nature and procedural status of pending proceedings;
●	The cost and other effects of settlements, judgments or consent decrees, which may require us to make disclosures or to take other actions that may affect perceptions of our brands and products;
●	Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices; and
●	The scope and terms of insurance or indemnification protections that we may have.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time, attention and money away from our operations and hurt our performance. A judgment significantly in excess of any applicable insurance coverage could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt our business.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such damages could have a material adverse effect on our business, results of operations and/or liquidity. In addition, we self-insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

The lenders’ obligation to extend credit under our amended revolving credit facility depends on our maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. If we are unable to maintain these ratios, we would be unable to obtain additional financing under this amended revolving credit facility. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. If we are unable to borrow additional capital or have sufficient liquidity to either repay or refinance the then outstanding balance at the expiration of our amended revolving credit facility, or upon violation of the covenants, our growth could be impeded and our financial performance could be materially adversely affected.

We may be required to record additional impairment charges in the future.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to Company restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any Company-owned restaurant, the estimated undiscounted future cash flows for the restaurant are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge would be recorded equal to the difference between the carrying value and the estimated fair value.

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

Both our domestic and international franchisees are contractually obligated to operate their restaurants in accordance with Texas Roadhouse standards. We also provide training and support to franchisees. However, most franchisees are independent third parties that we do not control, and these franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our standards, the Texas Roadhouse image and reputation could be harmed, which in turn could adversely affect our business and operating results.

Risks Related to Our Corporate Structure, Our Stock Ownership and Our Common Stock

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions include, among other things, advance notice for raising business or making nominations at meetings and "blank check" preferred stock. Blank check preferred stock enables our Board of Directors, without approval of the shareholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board of Directors may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board of Directors may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. If we issue preferred shares in the future that have a preference over our common stock with respect to dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock may be adversely affected.

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

There can be no assurance that we will continue to pay dividends on our common stock or repurchase our common stock up to the maximum amounts permitted under our previously announced repurchase program.

Payment of cash dividends on our common stock or repurchases of our common stock are subject to compliance with applicable laws and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, business prospects and other factors that our Board of Directors may deem relevant. Although we have paid dividends and repurchased our common stock in the past, there can be no assurance that we will continue to pay dividends or repurchase our common stock in the future.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our common stock.

We value constructive input from our shareholders and the investment community. Our Board of Directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by our Board of Directors and management in seeking to maintain constructive engagement with our shareholders will be successful.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under a master lease with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 31, 2019, we leased 133,023 square feet. Our lease expires October 31, 2048 including all applicable extensions. Of the 514 company restaurants in operation as of December 31, 2019, we owned 146 locations and leased 368 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	5	8
Alaska	—	2	2
Arizona	6	12	18
Arkansas	1	5	6
California	1	3	4
Colorado	7	9	16
Connecticut	—	5	5
Delaware	1	1	2
Florida	7	32	39
Georgia	3	7	10
Idaho	1	4	5
Illinois	3	13	16
Indiana	13	8	21
Iowa	2	7	9
Kansas	2	4	6
Kentucky	4	9	13
Louisiana	2	8	10
Maine	—	3	3
Maryland	—	8	8
Massachusetts	1	9	10
Michigan	4	10	14
Minnesota	1	3	4
Mississippi	1	2	3
Missouri	2	15	17
Nebraska	1	2	3
Nevada	—	2	2
New Hampshire	2	1	3
New Jersey	—	9	9
New Mexico	1	4	5
New York	3	17	20
North Carolina	4	15	19
North Dakota	—	2	2
Ohio	12	20	32
Oklahoma	2	6	8
Oregon	—	2	2
Pennsylvania	3	22	25
Rhode Island	—	3	3
South Carolina	—	3	3
South Dakota	1	1	2
Tennessee	—	15	15
Texas	38	31	69
Utah	1	8	9
Vermont	—	1	1
Virginia	6	11	17
Washington	—	1	1
West Virginia	1	2	3
Wisconsin	4	6	10
Wyoming	2	—	2
Total	146	368	514

Additional information concerning our properties and leasing arrangements is included in note 2(g) and note 8 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including "slip and fall" accidents, employment related claims, claims related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us during the periods covered by this report and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH.

The number of holders of record of our common stock as of February 19, 2020 was 189.

On February 20, 2020, our Board of Directors authorized the payment of a cash dividend of $0.36 per share of common stock. This payment will be distributed on March 27, 2020, to shareholders of record at the close of business on March 11, 2020. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long term strategy includes increasing our regular quarterly dividend amount over time. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

On May 31, 2019, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. Since commencing our repurchase program in 2008, we have repurchased a total of 17,470,096 shares of common stock at a total cost of $356.4 million through December 31, 2019 under authorizations from our Board of Directors.

The following table includes information regarding purchases of our common stock made by us during the 14 weeks ended December 31, 2019 in connection with the repurchase programs described above:

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
September 25 to October 22	96,802	$50.15	96,802	$164,410,020
October 23 to November 19	36,636	$53.25	36,636	$162,459,227
November 20 to December 31	36,749	$56.63	36,749	$160,378,001
Total	170,187		170,187

Stock Performance Graph

The following graph sets forth the cumulative total return experienced by holders of the Company’s common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the five year period ended December 31, 2019, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 30, 2014 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since December 30, 2014

Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/30/2014	12/29/2015	12/27/2016	12/26/2017	12/24/2018	12/31/2019
Texas Roadhouse, Inc.	$100.00	$106.75	$146.71	$160.09	$168.18	$166.73
Russell 3000	$100.00	$99.21	$109.18	$128.38	$114.72	$153.08
Russell 3000 Restaurant	$100.00	$118.28	$122.98	$146.30	$146.54	$187.31

ITEM 6—SELECTED FINANCIAL DATA

We derived the selected consolidated financial data as of and for the years 2019, 2018, 2017, 2016 and 2015 from our audited consolidated financial statements.

The Company utilizes a 52 or 53 week accounting period that typically ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal year 2019 was 53 weeks in length. Fiscal years 2018, 2017, 2016 and 2015 were 52 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales and other	$2,734,177	$2,437,115	$2,203,017	$1,974,261	$1,791,446
Franchise royalties and fees	21,986	20,334	16,514	16,453	15,922
Total revenue	2,756,163	2,457,449	2,219,531	1,990,714	1,807,368
Income from operations	212,023	187,789	186,206	171,900	144,565
Income before taxes	213,915	188,551	186,117	171,756	144,247
Provision for income taxes	32,397	24,257	48,581	51,183	42,986
Net income including noncontrolling interests	$181,518	$164,294	$137,536	$120,573	$101,261
Less: Net income attributable to noncontrolling interests	7,066	6,069	6,010	4,975	4,367
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$174,452	$158,225	$131,526	$115,598	$96,894
Net income per common share:
Basic	$2.47	$2.21	$1.85	$1.64	$1.38
Diluted	$2.46	$2.20	$1.84	$1.63	$1.37
Weighted average shares outstanding:
Basic	70,509	71,467	70,989	70,396	70,032
Diluted	70,916	71,964	71,527	71,052	70,747

Cash dividends declared per share	$1.20	$1.00	$0.84	$0.76	$0.68

	Fiscal Year
	2019	2018	2017	2016	2015
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$107,879	$210,125	$150,918	$112,944	$59,334
Total assets	1,983,565	1,469,276	1,330,623	1,179,971	1,032,706
Operating lease liabilities, net of current portion	538,710	-	-	-	-
Long-term debt, net of current maturities	-	-	50,000	50,550	25,694
Total liabilities	1,052,396	508,568	479,232	421,729	355,524
Noncontrolling interests	15,175	15,139	12,312	8,016	7,520
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	$915,994	$945,569	$839,079	$750,226	$669,662
Selected Operating Data (unaudited):
Restaurants:
Company-Texas Roadhouse	484	464	440	413	392
Company-Bubba’s 33	28	25	20	16	7
Company-Other	2	2	2	2	2
Franchise - Domestic	69	69	70	73	72
Franchise - International	28	22	17	13	10
Total	611	582	549	517	483
Company restaurant information:
Store weeks	26,473	24,693	23,274	21,583	20,020
Comparable restaurant sales growth(1)	4.7%	5.4%	4.5%	3.5%	7.2%
Texas Roadhouse restaurants only:
Comparable restaurant sales growth(1)	4.6%	5.4%	4.5%	3.6%	7.2%
Average unit volume(2)	$5,555	$5,209	$4,973	$4,805	$4,664
Net cash provided by operating activities	$374,298	$352,868	$286,373	$257,065	$227,941
Net cash used in investing activities	$(214,820)	$(158,145)	$(178,156)	$(164,738)	$(173,203)
Net cash used in financing activities	$(261,724)	$(135,516)	$(70,243)	$(38,717)	$(81,526)
(1)	Comparable restaurant sales growth reflects the change in sales over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the later fiscal period, excluding sales from restaurants closed during the period.
(2)	Average unit volume represents the average annual restaurant sales from Texas Roadhouse company restaurants open for a full six months before the beginning of the period measured, excluding sales from restaurants closed during the period. Additionally, average unit volume of company restaurants in the table above was adjusted to reflect the restaurant sales of any acquired franchise restaurants. In addition, average unit volume for 2019 includes 53 weeks compared to 52 weeks for all other periods presented.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-29), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 611 restaurants in 49 states and ten foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. As of December 31, 2019, our 611 restaurants included:

●	514 "company restaurants," of which 494 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income. Of the 514 restaurants we owned and operated at the end of 2019, we operated 484 as Texas Roadhouse restaurants and operated 28 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment.
●	97 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 24 franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants operated as Texas Roadhouse restaurants. Of the 97 franchise restaurants, 69 were domestic restaurants and 28 were international restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined formulas (i) the remaining equity interests in 18 of the 20 majority-owned company restaurants and (ii) 66 of the 69 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that typically ends on the last Tuesday in December. Fiscal year 2019 was 53 weeks in length and, as such, the fourth quarter of fiscal 2019 was 14 weeks in length. Fiscal years 2018 and 2017 were 52 weeks in length, while the fourth quarters for those years were 13 weeks in length.

As further noted in note 2 to the consolidated financial statements, we adopted Accounting Standards Codification 842, Leases ("ASC 842"), which required an entity to recognize a right-of-use asset and a lease liability for virtually all leases. We adopted this standard as of the beginning of our 2019 fiscal year and used a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of this standard had a significant impact on our consolidated balance sheet. There was no significant impact to our results of operations or cash flows related to the adoption of this standard.

In addition, as further noted in note 2 to the consolidated financial statements, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers as of the beginning of our 2018 fiscal year.  As a result of this adoption, certain transactions that were previously recorded as expense are now classified as revenue.  These include breakage income and third party gift card fees from our gift card program which are included in other sales and previously were included in other operating expense as well as certain fees received from our franchisees which are included in franchise royalties and fees and previously were a reduction of general and administrative expense.  In addition, we reclassified certain amounts between restaurant operating costs and general and administrative expenses.  None of the above mentioned reclassifications had an impact to income before taxes and the comparative financial information has not been restated for these reclassifications.  The comparative impact of these reclassifications is further detailed below.

Long-term Strategies to Grow Earnings Per Share

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base. We continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing locations once the associated lease expired or as a result of eminent domain which allows us to update them to a more current design and/or to obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

In 2019, we opened 22 company restaurants while our franchise partners opened nine restaurants. We currently plan to open at least 30 company restaurants in 2020 including as many as seven Bubba’s 33 restaurants. In addition, we anticipate our existing franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in 2020.

Our average capital investment for the 19 Texas Roadhouse restaurants opened during 2019, including pre-opening expenses and a capitalized rent factor, was $5.5 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2020 to be approximately $5.6 million. For 2019, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the three Bubba’s 33 restaurants opened during the year was $6.7 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2020 to be approximately $6.7 million.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China and South Korea. As of December 31, 2019, we had 17 restaurants open in five countries in the Middle East, three restaurants open in Taiwan, five in the Philippines and one each in Mexico, China and South Korea for a total of 28 restaurants in ten foreign countries. For the existing international agreements, the franchisee is generally required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

Maintaining and/or Improving Restaurant Level Profitability. We continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success. This may create a challenge in terms of maintaining and/or increasing restaurant-level profitability (restaurant margin), in any given year, depending on the level of inflation we experience. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative from income from operations. See further discussion of restaurant margin below. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant level-profitability. In terms of driving higher comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats and parking at certain restaurants. In addition, we continue to focus on driving to-go sales which has significantly contributed to our recent sales growth.

Leveraging Our Scalable Infrastructure. To support our growth, we have made significant investments in our infrastructure over the past several years, including information and accounting systems, real estate, human resources, legal, marketing, international and restaurant operations, including the development of new concepts. In addition, in Q4 2018 we increased our number of regional market partners, market partners and regional support teams. Whether we are able to leverage our infrastructure in future years by growing our general and administrative costs at a slower rate than our revenue will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders. We continue to pay dividends and evaluate opportunities to return capital to our shareholders through repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On February 20, 2020, our Board of Directors declared a quarterly dividend of $0.36 per share of common stock. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program. Since then, we have paid $356.4 million through our authorized stock repurchase programs to repurchase 17,470,096 shares of our common stock at an average price per share of $20.40. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. This includes repurchases of $89.6 million under the new repurchase program and repurchases of $50.2 million under the previous stock purchase program. As of December 31, 2019, $160.4 million remains authorized for stock repurchases.

Key Operating Personnel

Key management personnel who have a significant impact on the performance of our restaurants include market partners, managing partners, kitchen managers, service managers and assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant. Kitchen managers have primary responsibility for managing operations relating to our food preparation and food quality, and service managers have primary responsibility for managing our service quality and guest experiences. The assistant managers support our kitchen and service managers; these managers are collectively responsible for the operations of the restaurant in the absence of a managing partner. All managers are responsible for maintaining our standards of quality and performance. We use market partners to oversee the operation of our restaurants. Each market partner oversees a group of varying sizes of managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assist in the site selection process for new restaurants. Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies and standards of quality.

Managing partners and market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing partners and market partners includes a base salary plus a percentage of the pre-tax income of the restaurant(s) they operate or supervise. Managing partners and market partners are eligible to participate in our equity incentive plan and are generally required to make refundable deposits of $25,000 and $50,000, respectively. Generally, the deposits are refunded after five years of service.

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

Restaurant Cost of Sales. Restaurant cost of sales consists of food and beverage costs of which half relates to beef costs.

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

Pre-opening Expenses. Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and are comprised principally of opening team and training compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses. On average, over 70% of total pre-opening costs incurred per restaurant opening relate to the hiring and training of employees. Pre-opening costs vary by location depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants.

Depreciation and Amortization Expenses. Depreciation and amortization expenses ("D&A") include the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

Impairment and Closure Costs, Net. Impairment and closure costs, net include any impairment of long-lived assets, including property and equipment, operating lease right-of-use assets and goodwill, and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as lease costs associated with closed or relocated restaurants.

General and Administrative Expenses. General and administrative expenses ("G&A") are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth including advertising costs incurred. G&A also includes legal fees, settlement charges and share-based compensation expense related to executive officers, support center employees and market partners and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

Interest Income (Expense), Net. Interest income (expense), net includes earnings on cash and cash equivalents reduced by interest expense on our debt or financing obligations including the amortization of loan fees.

Equity Income from Unconsolidated Affiliates. As of December 31, 2019, December 25, 2018 and December 26, 2017, we owned a 5.0% to 10.0% equity interest in 24 franchise restaurants. Additionally, as of December 31, 2019, December 25, 2018 and December 26, 2017, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries at December 31, 2019 and December 25, 2018 included 20 majority-owned restaurants, all of which were open. At December 26, 2017, our consolidated subsidiaries included 18 majority-owned restaurants, all of which were open.

2019 Financial Highlights

Total revenue increased $298.7 million or 12.2% to $2.8 billion in 2019 compared to $2.5 billion in 2018. The increase was primarily due to an increase in average unit volume driven by comparable restaurant sales growth, the opening of new restaurants and the addition of the 53rd week in 2019. The 53rd week resulted in $59.0 million in restaurant and other sales or 2.4% of the increase in 2019 compared to 2018. Store weeks and comparable restaurant sales increased 7.2% and 4.7%, respectively, at company restaurants in 2019.

Restaurant margin increased $50.1 million or 11.8% to $474.2 million in 2019 from $424.2 million in 2018 while restaurant margin, as a percentage of restaurant and other sales, remained relatively unchanged at 17.3% in 2019 compared to 17.4% in 2018. The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to higher labor costs as a result of higher average wage rates and prior staffing initiatives intended to increase sales. These decreases were partially offset by lower cost of sales due to the benefit of higher average check.

Net income increased $16.2 million or 10.3% to $174.5 million in 2019 compared to $158.2 million in 2018 primarily due to higher restaurant margin dollars partially offset by higher depreciation and amortization expense, general and administration expense, and income tax expense. Diluted earnings per share increased 11.9% to $2.46 from $2.20 in the prior year. In addition, diluted earnings per share were positively impacted by $0.10 to $0.11 as a result of the 53rd week.

	Results of Operations
	Fiscal Year
	2019		2018		2017
	$	%	$	%	$	%
	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	2,734,177	99.2	2,437,115	99.2	2,203,017	99.3
Franchise royalties and fees	21,986	0.8	20,334	0.8	16,514	0.7
Total revenue	2,756,163	100.0	2,457,449	100.0	2,219,531	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	883,357	32.3	795,300	32.6	721,550	32.8
Labor	905,614	33.1	793,384	32.6	687,545	31.2
Rent	52,531	1.9	48,791	2.0	44,807	2.0
Other operating	418,448	15.3	375,477	15.4	342,702	15.6
(As a percentage of total revenue)
Pre-opening	20,156	0.7	19,051	0.8	19,274	0.9
Depreciation and amortization	115,544	4.2	101,216	4.1	93,499	4.2
Impairment and closure, net	(899)	NM	278	NM	654	NM
General and administrative	149,389	5.4	136,163	5.5	123,294	5.6
Total costs and expenses	2,544,140	92.3	2,269,660	92.4	2,033,325	91.6
Income from operations	212,023	7.7	187,789	7.6	186,206	8.4
Interest income (expense), net	1,514	0.1	(591)	(0.0)	(1,577)	(0.1)
Equity income from investments in unconsolidated affiliates	378	0.0	1,353	0.1	1,488	0.1
Income before taxes	213,915	7.8	188,551	7.7	186,117	8.4
Provision for income taxes	32,397	1.2	24,257	1.0	48,581	2.2
Net income including noncontrolling interests	181,518	6.6	164,294	6.7	137,536	6.2
Net income attributable to noncontrolling interests	7,066	0.3	6,069	0.2	6,010	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	174,452	6.3	158,225	6.4	131,526	5.9

NM – Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	Fiscal Year Ended
	2019	2018	2017
	(In thousands, except per store week)

Income from operations	$ 212,023	$ 187,789	$ 186,206

Less:
Franchise royalties and fees	21,986	20,334	16,514

Add:
Pre-opening	20,156	19,051	19,274
Depreciation and amortization	115,544	101,216	93,499
Impairment and closure, net	(899)	278	654
General and administrative	149,389	136,163	123,294
Restaurant margin	$ 474,227	$ 424,163	$ 406,413

Restaurant margin $/store week	$ 17,914	$ 17,177	$ 17,462
Restaurant margin (as a percentage of restaurant and other sales)	17.3%	17.4%	18.4%

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 25, 2018	582	555	25	2
Company openings	22	19	3	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	8	8	—	—
Franchise closings - International	(2)	(2)	—	—
Balance at December 31, 2019	611	581	28	2

	December 31, 2019	December 25, 2018	December 26, 2017
Company - Texas Roadhouse	484	464	440
Company - Bubba's 33	28	25	20
Company - Other	2	2	2
Franchise - Texas Roadhouse - U.S.	69	69	70
Franchise - Texas Roadhouse - International	28	22	17
Total	611	582	549

Restaurant and Other Sales

Restaurant and other sales increased 12.2% in 2019 compared to 2018 and increased 10.6% in 2018 compared to 2017. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	2019	2018	2017
Company Restaurants:
Increase in store weeks	7.2%	6.1%	7.8%
Increase in average unit volume	4.1%	4.8%	3.5%
Other(1)	1.0%	(0.1)%	0.3%
Total increase in restaurant sales	12.3%	10.8%	11.6%
Other sales(2)	(0.1)%	(0.2)%	—%
Total increase in restaurant and other sales	12.2%	10.6%	11.6%

Store weeks	26,473	24,693	23,274
Comparable restaurant sales growth	4.7%	5.4%	4.5%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	4.6%	5.4%	4.5%
Average unit volume (in thousands)	$5,555	$5,209	$4,973
Average unit volume (in thousands), 2018 and 2017 adjusted (3)	$5,555	$5,338	$5,086

Weekly sales by group:
Comparable restaurants (448, 408 and 380 units, respectively)	102,824	100,810	96,572
Average unit volume restaurants (21, 21 and 27 units, respectively)(4)	94,379	88,493	82,526
Restaurants less than six months old (15, 35 and 33 units, respectively )	106,328	97,268	92,208
(1)	Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured, and, if applicable, the impact of restaurants closed or acquired during the period.
(2)	Other sales, for 2019, represent $19.8 million related to the amortization of third party gift card fees net of $10.7 million related to the amortization of gift card breakage income. For 2018, other sales represent $14.2 million related to the amortization of third party gift card fees net of $9.0 million related to the amortization of gift card breakage income.
(3)	As 2019 contains 53 weeks, for comparative purposes, 2018 and 2017 average unit volumes were adjusted to a 53-week basis.
(4)	Average unit volume restaurants include restaurants open a full six to 18 months before the beginning of the period measured.

The increases in restaurant sales for all periods presented were primarily attributable to an increase in average unit volume driven by comparable restaurant sales growth combined with the opening of new restaurants. In addition, the increase in store weeks in 2019 includes the impact of the 53rd week. Comparable restaurant sales growth for all periods presented was due to an increase in our guest traffic counts and an increase in our per person average check as shown in the table below.

	2019	2018	2017
Guest traffic counts	1.8%	3.9%	3.6%
Per person average check	2.9%	1.5%	0.9%
Comparable restaurant sales growth	4.7%	5.4%	4.5%

Year-over-year sales for newer restaurants included in our average unit volume, but excluded from our comparable restaurant sales, partially offset the impact of positive comparable restaurant sales growth for all periods presented.

The increase in our per person average check for the periods presented was primarily driven by menu price increases shown below, which were taken as a result of inflationary pressures, primarily labor and/or commodities.

Menu Price
Increases
Q4 2019	1.9%
Q2 2019	1.5%
Q4 2018	1.7%
Q1 2018	0.8%
Q4 2017	0.3%
Q2 2017	0.5%
Q4 2016	1.0%

In all periods presented, average guest check may not have changed in line with the menu price increases implemented as guests shifted to other menu price items and/or purchased more or less beverages. We may take additional pricing in 2020 if needed.

In 2020, we plan to open at least 30 company restaurants, including as many as seven Bubba’s 33 restaurants. We have either begun construction or have sites under contract for purchase or lease for the majority of our expected 2020 openings.

Franchise Royalties and Fees

Franchise royalties and fees increased $1.7 million or 8.1% in 2019 compared to 2018 and increased $3.8 million or 23.1% in 2018 compared to 2017. The increases in both 2019 and 2018 were attributable to an increase in average unit volume at domestic restaurants, driven by comparable restaurant sales growth of 3.8%, and the opening of new restaurants. The increase in 2019 was also impacted by the addition of the 53rd week. The increases were partially offset by a decrease in average unit volume at international restaurants, driven by a decrease in comparable restaurant sales at those locations. Also included in the increase in 2018 were reclassifications of $2.6 million in conjunction with the implementation of new revenue recognition accounting guidance as previously described.

We anticipate our existing franchise partners will open as many as eight Texas Roadhouse restaurants, primarily international, in 2020.

Restaurant Cost of Sales

Restaurant cost of sales, as a percentage of restaurant and other sales, decreased to 32.3% in 2019 from 32.6% in 2018 and from 32.8% in 2017. These decreases were primarily due to the benefit of menu pricing actions partially offset by commodity inflation of 1.9% and 1.4% in 2019 and 2018, respectively. The decrease in 2018 was also due to the reclassification of $5.4 million in conjunction with the implementation of new revenue recognition accounting guidance as previously described.

For 2020, we currently expect commodity cost inflation of 1.0% to 2.0% with fixed price contracts for just over 50% of our overall food costs and the remainder subject to fluctuating market prices.

Restaurant Labor Expenses

Restaurant labor expense, as a percentage of restaurant and other sales, increased to 33.1% in 2019 compared to 32.6% in 2018. This increase was primarily attributed to higher average wage rates and prior staffing initiatives intended to increase sales partially offset by the benefit from an increase in average unit volume.

Restaurant labor expense, as a percentage of restaurant and other sales, increased to 32.6% in 2018 compared to 31.2% in 2017. The increase was primarily attributed to higher average wage rates and staffing initiatives to increase sales along with higher costs associated with health insurance and workers’ compensation expense partially offset by the benefit from an increase in average unit volume.

In 2020, we anticipate our labor costs will be pressured by mid-single digit inflation due to ongoing labor market pressures and increases in state-mandated wage rates. These increases may or may not be offset by additional menu price adjustments.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, remained relatively unchanged at 1.9% in 2019 compared to 2.0% in both 2018 and 2017. The decrease in 2019 was primarily due to the benefit of the 53rd week and an increase in average unit volume partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants. Rent expense was unchanged in 2018 compared to 2017 due to higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants offset by the benefit from an increase in average unit volume.

Restaurant Other Operating Expenses

Restaurant other operating expense, as a percentage of restaurant and other sales, decreased to 15.3% in 2019 from 15.4% in 2018. The decrease was primarily attributed to lower utilities expense and lower marketing and advertising expense along with the benefit from an increase in average unit volume. These decreases were partially offset by higher general liability insurance expense and repairs and maintenance expense.

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

Restaurant Pre-opening Expenses

Pre-opening expenses increased to $20.2 million in 2019 from $19.1 million in 2018 and from $19.3 million in 2017. These changes are primarily due to the number of restaurant openings in a given year and the timing of restaurant openings. Pre-opening costs will fluctuate from period to period based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses ("D&A")

D&A, as a percentage of revenue, increased to 4.2% in 2019 compared to 4.1% in 2018. The increase in D&A was primarily due to higher depreciation at new stores from company restaurants and accelerated depreciation on relocated restaurants. These increases were partially offset by an increase in average unit volume.

D&A, as a percentage of revenue, decreased to 4.1% in 2018 compared to 4.2% in 2017. The decrease in D&A was primarily due to the benefit from an increase in average unit volume partially offset by increased investment in short-lived assets, such as equipment at existing restaurants, and higher depreciation at new restaurants.

Impairment and Closure Costs, Net

Impairment and closure costs, net were ($0.9) million, $0.3 million and $0.7 million in 2019, 2018 and 2017, respectively. Impairment and closure income in 2019 included a gain of $2.6 million related to the forced relocation of one restaurant. This included a gain of $1.2 million related to the leasehold improvements and a gain of $1.4 million to settle a favorable operating lease. Also, in 2019, we recorded a charge of $1.1 million related to the impairment of the right-of-use asset at an underperforming restaurant. The remaining costs of $0.6 million related to closure costs primarily related to the relocation of Texas Roadhouse restaurants. For 2018 and 2017, the amounts recorded were closure costs primarily related to the relocation of Texas Roadhouse restaurants. See note 16 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2019, 2018 and 2017.

General and Administrative Expenses ("G&A")

G&A, as a percentage of total revenue, decreased to 5.4% in 2019 compared to 5.5% in 2018. The decrease was primarily due to the benefit of the 53rd week, lower claims administration costs related to a previously disclosed legal settlement and an increase in average unit volume. These decreases were partially offset by increased costs from the expansion of our regional operations support structure and increased marketing expenses due to decreased contributions from company restaurants.

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

Interest Income (Expense), Net

Interest income was $1.5 million in 2019 compared to interest expense of $0.6 million in 2018. Net interest expense decreased to $0.6 million in 2018 compared to $1.6 million in 2017. These changes were primarily driven by earnings on our cash and cash equivalents as well as paying off our outstanding credit facility of $50.0 million in April 2018.

Income Taxes

Our effective tax rate increased to 15.1% in 2019 compared to 12.9% in 2018 primarily due to lower excess tax benefits related to our share-based compensation program partially offset by lower non-deductible officers’ compensation. In addition, the prior year tax rate benefitted from an adjustment related to tax reform that we recorded in conjunction with the filing of our 2017 tax return. See note 9 to the Consolidated Financial Statements for a reconciliation of the statutory federal income tax rate to our effective tax rate. For 2020, we expect the effective tax rate to be 14.0% to 15.0%.

Our effective tax rate decreased to 12.9% in 2018 compared to 26.1% in 2017 primarily due to new tax legislation that was enacted in late 2017. As a result of the new tax legislation, significant tax changes were enacted including the reduction of the federal corporate tax rate from 35.0% to 21.0%. These changes were generally effective at the beginning of our 2018 fiscal year.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year
	2019	2018	2017
Net cash provided by operating activities	$374,298	$352,868	$286,373
Net cash used in investing activities	(214,820)	(158,145)	(178,156)
Net cash used in financing activities	(261,724)	(135,516)	(70,243)
Net (decrease) increase in cash and cash equivalents	$(102,246)	$59,207	$37,974

Net cash provided by operating activities was $374.3 million in 2019 compared to $352.9 million in 2018. The increase was primarily due to an increase in net income and depreciation and amortization expense. The increase in net income was primarily driven by increased restaurant margin dollars. This was partially offset by a decrease in working capital along with a decrease in deferred income taxes. The decrease in working capital was primarily due to a decrease in deferred revenue related to gift cards partially offset by a decrease in prepaid income taxes.

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

Net cash used in investing activities was $214.8 million in 2019 compared to $158.1 million in 2018 and $178.2 million in 2017. The increase in 2019 was primarily due to an increase in capital expenditures from the relocation of existing restaurants, the remodeling of our support center office and the continued opening of new restaurants.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of December 31, 2019, 146 of the 514 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures (in thousands):

	2019	2018	2017
New company restaurants	$99,957	$83,633	$104,819
Refurbishment of existing restaurants	63,548	58,125	49,344
Relocation of existing restaurants	25,131	6,100	4,807
Capital expenditures related to Support Center office	25,704	8,122	2,658
Total capital expenditures	$214,340	$155,980	$161,628

Our future capital requirements will primarily depend on the number of new restaurants we open, the timing of those openings and the restaurant prototypes developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants and relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2020, we expect our capital expenditures to be $210.0 million to $220.0 million, the majority of which will relate to planned restaurant openings, including at least 30 company restaurant openings in 2020, the refurbishment of existing restaurants and the relocation of existing company restaurants. This amount excludes any cash used for franchise acquisitions. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility. For 2020, we anticipate net cash provided by operating activities will exceed capital expenditures, which we currently plan to use to pay dividends, as approved by our Board of Directors and/or repurchase common stock.

Net cash used in financing activities was $261.7 million in 2019 compared to $135.5 million in 2018. The increase is primarily due to share repurchases of $139.8 million in 2019 as well as higher dividend payments in 2019. As a result of the 53rd week, 2019 had five dividend payments versus four payments in 2018. These increases were partially offset by the repayment of our revolving credit facility in Q2 2018.

Net cash used in financing activities was $135.5 million in 2018 compared to $70.2 million in 2017. The increase is primarily due to the $50.0 million repayment of our revolving credit facility in Q2 2018 along with an increase in dividends paid.

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases are determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During 2019, we repurchased 2,625,245 shares for $139.8 million and had $160.4 million remaining under our authorized stock repurchase program as of December 31, 2019.

We paid cash dividends of $102.4 million in 2019 including the payment of a regular quarterly dividend authorized by our Board of Directors on December 5, 2019, of $0.30 per share of common stock to shareholders of record at the close of business on December 11, 2019. This payment was distributed on December 27, 2019. On February 20, 2020, our Board of Directors authorized the payment of a quarterly cash dividend of $0.36 per share of common stock. This payment will be distributed on March 27, 2020 to shareholders of record at the close of business on March 11, 2020. The increase in the dividend per share amount reflects the increase in our regular annual dividend rate from $1.20 per share in 2019 to $1.44 per share in 2020. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

We paid distributions of $6.4 million to equity holders of all of our 20 majority-owned company restaurants in 2019. In 2018, we paid distributions of $5.7 million to equity holders of 19 of our 20 majority-owned company restaurants.

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. The weighted-average interest rate for the amended revolving credit facility at December 31, 2019 and December 25, 2018 was 2.64% and 3.81%, respectively. At December 31, 2019, we had $191.8 million of availability, net of $8.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of December 31, 2019.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Obligation under finance lease	$2,111	$—	$—	$—	$2,111
Interest on finance lease	4,938	278	561	569	3,530
Operating lease obligations	990,321	52,450	107,622	108,630	721,619
Capital obligations	163,546	163,546	—	—	—
Total contractual obligations(1)	$1,160,916	$216,274	$108,183	$109,199	$727,260
(1)	Excluded from this amount are certain immaterial items including unrecognized tax benefits under Accounting Standards Codification ("ASC") 740 as they are immaterial.

We have no material minimum purchase commitments with our vendors that extend beyond a year. See notes 5 and 8 to the Consolidated Financial Statements for details of contractual obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Guarantees

As of December 31, 2019 and December 25, 2018, we were contingently liable for $13.9 million and $14.8 million, respectively, for seven leases, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2019, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (3)	December 2013	December 2024
Louisville, Kentucky (3)(4)	December 2013	November 2023
(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable, under the terms of the lease, if the franchisee defaults.
(2)	As discussed in note 17, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with a restaurant concept which was sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.

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

Impairment of Long-lived Assets. We evaluate long-lived assets related to each restaurant to be held and used in the business, such as property and equipment, right-of-use assets and intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results under a predetermined amount at the individual restaurant level signals a potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations for future sales growth. We limit assumptions about important factors such as trend of future operations and sales growth to those that are supportable based upon our plans for the restaurant and actual results at comparable restaurants. Both qualitative and quantitative information are considered when evaluating for potential impairments. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

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

In 2019, as a result of our impairment analysis, we recorded a charge of $1.1 million related to the impairment of the right-of-use asset at an underperforming restaurant. In addition, at December 31, 2019, we had 17 restaurants whose trailing 12-month cash flows did not meet the predetermined threshold. However, the future undiscounted cash flows from operating each of these restaurants over their remaining estimated useful lives exceeded their respective remaining carrying values and no assets were determined to be impaired.

See note 16 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2019, 2018 and 2017, including the impairments of goodwill and other long-lived assets.

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

The valuation approaches used to determine fair value are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate revenue growth rates, operating margins, weighted average cost of capital, and comparable company and acquisition market multiples. In estimating the fair value using the capitalization of earnings or discounted cash flows methods we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact fair value. The judgments and assumptions used are consistent with what we believe hypothetical market participants would use. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments. If the estimates used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

At December 31, 2019, we had 71 reporting units, primarily at the restaurant level, with allocated goodwill of $124.7 million. The average amount of goodwill associated with each reporting unit is $1.8 million with six reporting units having goodwill in excess of $4.0 million. We did not record any impairment charges as a result of our annual impairment analysis in 2019. We are not currently monitoring any restaurants for potential impairment. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could trigger an impairment charge in the future. The fair value of each of our reporting units was substantially in excess of their respective carrying values as of the 2019 goodwill impairment test. See note 16 in the Consolidated Financial Statements for further discussion regarding closures and impairments recorded in 2019, 2018 and 2017, including the impairments of goodwill and other long-lived assets.

Effects of Inflation

We have not operated in a period of high commodity inflation for the last several years; however, we have experienced material increases in certain commodity costs, specifically beef, in the past. In addition, a significant number of our employees are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in minimum wage have increased our labor costs for the last several years. We have increased menu prices and made other adjustments over the past few years, in an effort to offset increases in our restaurant and operating costs resulting from inflation. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing bank’s prime lending rate, the Federal Funds rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. As of December 31, 2019, we had no outstanding borrowings under our revolving credit facility.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in internal control

On December 26, 2018, the Company adopted ASC 842, Leases. As a result, changes to processes and procedures occurred that affect the Company’s internal control over financial reporting. These changes were monitored during the year and did not impact the effectiveness of our internal control over financial reporting.

Except for the changes noted above, there were no other significant changes to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 as stated in their report at F-3.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information set forth under "Election of Directors" in our Definitive Proxy Statement to be dated on or about April 3, 2020.

Information regarding our executive officers has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding our corporate governance is incorporated herein by reference to the information set forth in our Definitive Proxy Statement to be dated on or about April 3, 2020.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 3, 2020.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 3, 2020.

Equity Compensation Plan Information

As of December 31, 2019, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 14 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Shares
	Issued Upon	Available for
Plan Category	Vest Date (1)	Future Grants
Plans approved by stockholders	913,427	3,110,767
Plans not approved by stockholders	—	—
Total	913,427	3,110,767
(1)	Total number of shares consists of 836,427 restricted stock units and 77,000 performance stock units. Shares in this column are excluded from the Shares Available for Future Grants column. No stock options were outstanding as of December 31, 2019.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 3, 2020.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 3, 2020.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements
2.	Financial Statement Schedules

Omitted due to inapplicability or because required information is shown in our Consolidated Financial Statements or notes thereto.

3.	Exhibits

Exhibit No.	Description
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

4.2	Description of Securities
10.1	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.2

Form of Limited Partnership Agreement and Operating Agreement for certain company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.3

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.4

Schedule of the owners of company-managed Texas Roadhouse restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 31, 2019 the form of which is set forth in Exhibit 10.2 of this Form 10-K

10.5

Schedule of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 31, 2019 the form of which is set forth in Exhibit 10.3 of this Form 10-K

10.6*

Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013 (File No. 000-50972))

Exhibit No.	Description
10.7*

Form of Restricted Stock Unit Award under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

10.8*

Texas Roadhouse, Inc. Cash Bonus Plan for cash incentive awards granted pursuant to the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

10.9*

Employment Agreement between the Registrant and W. Kent Taylor entered into as of December 26, 2017 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K ended December 25, 2018 (File No. 000-50972))

10.10*

Employment Agreement between the Registrant and Scott M. Colosi entered into as of December 26, 2017 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K ended December 26, 2017 (File No. 000-50972))

10.11*

Employment Agreement between the Registrant and Celia Catlett entered into as of December 26, 2017 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K ended December 26, 2017 (File No. 000-50972))

10.12*

Employment Agreement between the Registrant and S. Chris Jacobsen entered into as of December 26, 2017 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K ended December 26, 2017 (File No. 000-50972))

10.13*

Form of Performance Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.14*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Scott M. Colosi entered into as of May 17, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 18, 2018 (File No. 000-50972))

10.15*

Employment Agreement between Texas Roadhouse Management Corp. and Tonya Robinson entered into as of May 18, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2018 (File No. 000-50972))

10.16*

Employment Agreement between Texas Roadhouse Management Corp. and Doug Thompson entered into as of August 23, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2018 (File No. 000-50972))

10.17*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for officers (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.18*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for non-officers (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.19*

Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.20*

Third Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., effective January 1, 2010 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.21*

Form of Nonqualified Stock Option Agreement under Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.22

Master Lease Agreement dated October 26, 2018 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2018 (File No. 000-50972))

10.23

Consent Decree dated March 31, 2017, among Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. and the EEOC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2017 (File No. 000-50972))

Exhibit No.	Description
10.24

Amended and Restated Credit Agreement dated as of August 7, 2017, by and among Texas Roadhouse Inc., and the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2017 (File No. 000-50972))

10.25*

Consulting Agreement and General Release of Claims between Scott M. Colosi and Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. entered into July 3, 2019 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 3, 2019 (File No. 000-50972))

10.26*

Executive Transition and Consulting Agreement between Celia Catlett and Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. entered into on August 21, 2019 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 21, 2019 (File No. 000-50972))

10.27	Assignment and Assumption Agreement between Texas Roadhouse Holdings LLC and Texas Roadhouse, Inc. dated October 26, 2018
10.28	First Amendment to Paragon Centre Master Lease Agreement between Paragon Centre Holdings, LLC and Texas Roadhouse, Inc. dated December 13, 2019
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, filed February 28, 2020, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover page, formatted in iXBRL and contained in Exhibit 101.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS ROADHOUSE, INC.

By:	/s/ W. Kent Taylor
W. Kent Taylor
Chairman of the Company, Chief Executive
Officer, Director
Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Kent Taylor W. Kent Taylor	Chairman of the Company, Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2020

/s/ Tonya R. Robinson Tonya R. Robinson	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	February 28, 2020

/s/ Gregory N. Moore Gregory N. Moore	Director	February 28, 2020

/s/ Curtis A. Warfield	Director	February 28, 2020
Curtis A. Warfield

/s/ Kathleen M. Widmer Kathleen M. Widmer	Director	February 28, 2020

/s/ James R. Zarley James R. Zarley	Director	February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Texas Roadhouse, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the Company) as of December 31, 2019 and December 25, 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 25, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Notes 2 and 8 to the consolidated financial statements, effective December 26, 2018, the Company changed its method of accounting for leases due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of potential indicators of impairment of long-lived assets

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company assesses long-lived assets related to restaurants held and used in the business, including property and equipment and right-of- use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Trailing 12-month cash flows under predetermined amounts at the individual restaurant level are the Company’s primary indicator that the carrying amount of a restaurant may not be recoverable. The property and equipment, net of accumulated depreciation, balance as of December 31, 2019 was $1.06 billion, or 53% of total assets. The operating lease right-of-use asset, net, balance as of December 31, 2019 was $500 million, or 25% of total assets.

We identified the assessment of the Company’s determination of potential indicators of impairment of long- lived assets as a critical audit matter. There was subjectivity in identifying events or circumstances indicating the carrying amount of an asset group may not be recoverable, including the determination of the cash flow thresholds and the period of cash flows utilized to identify a potential impairment trigger.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to determine and identify potential indicators of impairment. We evaluated the cash flow thresholds and the period of cash flows utilized by the Company to identify a potential impairment trigger. We tested that those restaurants with trailing 12-month cash flows were evaluated for potential impairment triggers and we compared the trailing 12-month cash flows to historical financial data. We assessed other events and circumstances that could have been indicative of a potential impairment trigger.

/s/ KPMG LLP

We have served as the Company’s auditor since 1998.

Louisville, Kentucky
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Texas Roadhouse, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and December 25, 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Louisville, Kentucky
February 28, 2020

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 25, 2018
Assets
Current assets:
Cash and cash equivalents	$107,879	$210,125
Receivables, net of allowance for doubtful accounts of $12 at December 31, 2019 and $34 at December 25, 2018	99,305	92,114
Inventories, net	20,267	18,827
Prepaid income taxes	2,015	7,569
Prepaid expenses	18,433	16,384
Total current assets	247,899	345,019
Property and equipment, net of accumulated depreciation of $678,988 at December 31, 2019 and $602,451 at December 25, 2018	1,056,563	956,676
Operating lease right-of-use asset, net	499,801	—
Goodwill	124,748	123,220
Intangible assets, net of accumulated amortization of $14,141 at December 31, 2019 and $13,416 at December 25, 2018	1,234	1,959
Other assets	53,320	42,402
Total assets	$1,983,565	$1,469,276
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$17,263	$—
Accounts payable	61,653	62,060
Deferred revenue-gift cards	209,258	192,242
Accrued wages	39,699	34,159
Accrued taxes and licenses	30,433	24,631
Dividends payable	—	17,904
Other accrued liabilities	58,914	54,146
Total current liabilities	417,220	385,142
Operating lease liabilities, net of current portion	538,710	—
Restricted stock and other deposits	8,249	7,703
Deferred rent	—	48,079
Deferred tax liabilities, net	22,695	17,268
Other liabilities	65,522	50,376
Total liabilities	1,052,396	508,568
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,400,252 and 71,617,510 shares issued and outstanding at December 31, 2019 and December 25, 2018, respectively)	69	72
Additional paid-in-capital	140,501	257,388
Retained earnings	775,649	688,337
Accumulated other comprehensive loss	(225)	(228)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	915,994	945,569
Noncontrolling interests	15,175	15,139
Total equity	931,169	960,708
Total liabilities and equity	$1,983,565	$1,469,276

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2019	2018	2017
Revenue:
Restaurant and other sales	$2,734,177	$2,437,115	$2,203,017
Franchise royalties and fees	21,986	20,334	16,514
Total revenue	2,756,163	2,457,449	2,219,531
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	883,357	795,300	721,550
Labor	905,614	793,384	687,545
Rent	52,531	48,791	44,807
Other operating	418,448	375,477	342,702
Pre-opening	20,156	19,051	19,274
Depreciation and amortization	115,544	101,216	93,499
Impairment and closure, net	(899)	278	654
General and administrative	149,389	136,163	123,294
Total costs and expenses	2,544,140	2,269,660	2,033,325
Income from operations	212,023	187,789	186,206
Interest income (expense), net	1,514	(591)	(1,577)
Equity income from investments in unconsolidated affiliates	378	1,353	1,488
Income before taxes	213,915	188,551	186,117
Provision for income taxes	32,397	24,257	48,581
Net income including noncontrolling interests	181,518	164,294	137,536
Less: Net income attributable to noncontrolling interests	7,066	6,069	6,010
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$174,452	$158,225	$131,526
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($1), $53 and ($97), respectively	3	(189)	155
Total comprehensive income	$174,455	$158,036	$131,681
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$2.47	$2.21	$1.85
Diluted	$2.46	$2.20	$1.84
Weighted average shares outstanding:
Basic	70,509	71,467	70,989
Diluted	70,916	71,964	71,527
Cash dividends declared per share	$1.20	$1.00	$0.84

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 27, 2016	70,619,737	$71	$219,626	$530,723	$(194)	$750,226	$8,016	$758,242
Net income	—	—	—	131,526	—	131,526	6,010	137,536
Other comprehensive income, net of tax	—	—	—	—	155	155	—	155
Noncontrolling interests contribution	—	—	—	—	—	—	3,457	3,457
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(5,171)	(5,171)
Dividends declared ($0.84 per share)	—	—	—	(59,681)	—	(59,681)	—	(59,681)
Shares issued under share-based compensation plans including tax effects	800,189	1	1,557	—	—	1,558	—	1,558
Indirect repurchase of shares for minimum tax withholdings	(251,029)	(1)	(11,638)	—	—	(11,639)	—	(11,639)
Cumulative effect of change in accounting principle	—	—	69	(69)	—	—	—	—
Share-based compensation	—	—	26,934	—	—	26,934	—	26,934
Balance, December 26, 2017	71,168,897	$71	$236,548	$602,499	$(39)	$839,079	$12,312	$851,391
Net income	—	—	—	158,225	—	158,225	6,069	164,294
Other comprehensive loss, net of tax	—	—	—	—	(189)	(189)	—	(189)
Noncontrolling interests contribution	—	—	—	—	—	—	2,551	2,551
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(5,746)	(5,746)
Acquisition of noncontrolling interest	—	—	(75)	—	—	(75)	(47)	(122)
Contribution from executive officer	—	—	1,000	—	—	1,000	—	1,000
Dividends declared ($1.00 per share)	—	—	—	(71,509)	—	(71,509)	—	(71,509)
Shares issued under share-based compensation plans including tax effects	684,804	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(236,191)	—	(14,067)	—	—	(14,067)	—	(14,067)
Cumulative effect of adoption of ASC 606, Revenue from Contracts with Customers, net of tax	—	—	—	(878)	—	(878)	—	(878)
Share-based compensation	—	—	33,983	—	—	33,983	—	33,983
Balance, December 25, 2018	71,617,510	$72	$257,388	$688,337	$(228)	$945,569	$15,139	$960,708
Net income	—	—	—	174,452	—	174,452	7,066	181,518
Other comprehensive income, net of tax	—	—	—	—	3	3	—	3
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(6,357)	(6,357)
Acquisition of noncontrolling interest and other	—	—	(70)	—	—	(70)	(673)	(743)
Dividends declared ($1.20 per share)	—	—	—	(84,462)	—	(84,462)	—	(84,462)
Shares issued under share-based compensation plans including tax effects	617,395	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(209,408)	—	(12,471)	—	—	(12,471)	—	(12,471)
Repurchase of shares of common stock	(2,625,245)	(3)	(139,846)	—	—	(139,849)	—	(139,849)
Cumulative effect of adoption of ASC 842, Leases, net of tax	—	—	—	(2,678)	—	(2,678)	—	(2,678)
Share-based compensation	—	—	35,500	—	—	35,500	—	35,500
Balance, December 31, 2019	69,400,252	$69	$140,501	$775,649	$(225)	$915,994	$15,175	$931,169

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	December 31,	December 25,	December 26,
	2019	2018	2017
Cash flows from operating activities:
Net income including noncontrolling interests	$181,518	$164,294	$137,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,544	101,216	93,499
Deferred income taxes	6,335	12,319	(5,069)
Loss on disposition of assets	5,885	6,008	4,961
Impairment and closure costs	(1,283)	105	600
Contribution from executive officer	—	1,000	—
Equity income from investments in unconsolidated affiliates	(378)	(1,353)	(1,488)
Distributions of income received from investments in unconsolidated affiliates	1,837	656	1,424
Provision for doubtful accounts	(22)	(9)	10
Share-based compensation expense	35,500	33,983	26,934
Changes in operating working capital:
Receivables	(5,774)	(15,597)	(20,379)
Inventories	(1,414)	(2,495)	(48)
Prepaid expenses	(2,049)	(3,023)	(1,211)
Other assets	(12,823)	(4,290)	(7,401)
Accounts payable	407	8,882	1,601
Deferred revenue—gift cards	16,991	35,519	26,678
Accrued wages	5,540	4,481	3,639
Prepaid income taxes and income taxes payable	5,554	(8,581)	3,448
Accrued taxes and licenses	5,802	2,634	2,299
Other accrued liabilities	(3,773)	7,569	5,148
Operating lease right-of-use assets and lease liabilities	5,826	—	—
Deferred rent	—	5,938	6,038
Other liabilities	15,075	3,612	8,154
Net cash provided by operating activities	374,298	352,868	286,373
Cash flows from investing activities:
Capital expenditures—property and equipment	(214,340)	(155,980)	(161,628)
Acquisition of franchise restaurants, net of cash acquired	(1,536)	(2,165)	(16,528)
Proceeds from sale of property and equipment	1,056	—	—
Net cash used in investing activities	(214,820)	(158,145)	(178,156)
Cash flows from financing activities:
Debt issuance costs	—	—	(476)
Proceeds from noncontrolling interest contribution	—	2,551	3,457
Distributions to noncontrolling interest holders	(6,357)	(5,746)	(5,171)
Acquisition of noncontrolling interest	(743)	(122)	—
Proceeds from restricted stock and other deposits, net	62	418	740
Indirect repurchase of shares for minimum tax withholdings	(12,471)	(14,067)	(11,639)
Principal payments on long-term debt	—	(50,000)	(558)
Proceeds from exercise of stock options	—	—	1,558
Repurchase of shares of common stock	(139,849)	—	—
Dividends paid to shareholders	(102,366)	(68,550)	(58,154)
Net cash used in financing activities	(261,724)	(135,516)	(70,243)
Net (decrease) increase in cash and cash equivalents	(102,246)	59,207	37,974
Cash and cash equivalents—beginning of period	210,125	150,918	112,944
Cash and cash equivalents—end of period	$107,879	$210,125	$150,918
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$738	$896	$1,216
Income taxes paid	$20,440	$20,519	$50,201
Capital expenditures included in current liabilities	$15,416	$7,332	$12,156

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

The accompanying Consolidated Financial Statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of December 31, 2019 and December 25, 2018 and for each of the years in the three-year period ended December 31, 2019.

As of December 31, 2019, we owned and operated 514 restaurants and franchised an additional 97 restaurants in 49 states and ten foreign countries. Of the 514 company restaurants that were operating at December 31, 2019, 494 were wholly-owned and 20 were majority-owned. Of the 97 franchise restaurants, 69 were domestic and 28 were international restaurants.

As of December 25, 2018, we owned and operated 491 restaurants and franchised an additional 91 restaurants in 49 states and nine foreign countries. Of the 491 company restaurants that were operating at December 25, 2018, 471 were wholly-owned and 20 were majority-owned. Of the 91 franchise restaurants, 69 were domestic and 22 were international restaurants.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

As of December 31, 2019 and December 25, 2018, we owned a 5.0% to 10.0% equity interest in 24 restaurants. Additionally, as of December 31, 2019 and December 25, 2018, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

(b) Fiscal Year

We utilize a 52 or 53 week accounting period that typically ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal year 2019 was 53 weeks in length. In fiscal year 2019, the 53rd week added $59.0 million to restaurant and other sales and $0.10 to $0.11 to diluted earnings per share in our consolidated statements of income and comprehensive income. Fiscal years 2018 and 2017 were 52 weeks in length.

(c) Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents also included receivables from credit card companies, which amounted to $22.4 million and $34.1 million at December 31, 2019 and December 25, 2018, respectively, because the balances are settled within two to three business days.

(d) Receivables

Receivables consist principally of amounts due from retail gift card providers, certain franchise restaurants for reimbursement of labor costs, pre-opening and other expenses, and franchise restaurants for royalty fees.

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

(e) Inventories

Inventories, consisting principally of food, beverages and supplies, are valued at the lower of cost (first-in, first-out) or net realizable value.

(f) Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed on property and equipment, including assets located on leased properties, over the shorter of the estimated useful lives of the related assets or the underlying lease term using the straight-line method. In most cases, assets on leased properties are depreciated over a period of time which includes both the initial term of the lease and one or more option periods. See note 2(g) for further discussion of leases.

The estimated useful lives are:

Land improvements	10 - 25 years
Buildings and leasehold improvements	10 - 25 years
Furniture, fixtures and equipment	3 - 10 years

The cost of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived assets and included in Property and equipment, net.

Repairs and maintenance expense amounted to $27.9 million, $29.7 million and $25.8 million for the years ended December 31, 2019, December 25, 2018 and December 26, 2017, respectively. These costs are included in other operating costs in our consolidated statements of income and comprehensive income.

(g) Leases

We lease land and/or buildings for the majority of our restaurants under non-cancelable lease agreements which have initial terms and one or more option periods.  In addition, certain of these leases contain pre-determined fixed escalations of the minimum rent over the lease term.

Beginning in 2019 with the adoption of ASC 842, Leases, we recognize operating lease right-of-use assets and operating lease liabilities for these leases based on the present value of the lease payments over the lease term.  In addition, for those leases with fixed escalations, we recognize the related rent expense on a straight-line basis over the lease term.  See note 8 for further discussion of leases.

(h) Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we perform tests to assess potential impairments at the reporting unit level, which we define as the individual restaurant level.  These tests are performed on an annual basis, or sooner if an event or other circumstance indicates that goodwill may be impaired.  Prior to 2019, this annual assessment occurred at the end of each fiscal year.  In 2019, we changed the annual assessment date to the beginning of our fourth quarter.  As our primary indicator of impairment is a decrease in cash flows and because we have a significant number of reporting units with goodwill, an earlier evaluation date will allow us to more timely identify potential impairments.  This change

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

was not due to any goodwill impairment concerns within any of our reporting units. In addition, we determined this did not represent a material change to a method of applying an accounting principle.

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

In 2019, 2018 and 2017, as a result of our annual goodwill impairment analysis, we determined that there was no goodwill impairment. Refer to note 7 for additional information related to goodwill and intangible assets.

(i) Other Assets

Other assets consist primarily of deferred compensation plan assets, investments in unconsolidated affiliates and deposits. For further discussion of the deferred compensation plan, see note 15.

(j) Impairment or Disposal of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment, right-of-use assets and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. When we evaluate restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results under a predetermined amount at the individual restaurant level signals potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth. Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. If the carrying amount of the restaurant exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the estimated fair value of the assets. We generally measure fair value by independent third party appraisal or discounting estimated future cash flows. When fair value is measured by discounting estimated future cash flows, the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. See note 16 for further discussion of amounts recorded as part of our impairment analysis.

(k) Insurance Reserves

We self-insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability, and property insurance programs. We purchase insurance for individual claims that exceed the retention amounts listed below:

Employment practices liability/Class Action	$250,000	/	$2,000,000
Workers' compensation	$350,000
General liability	$500,000
Property	$250,000
Employee healthcare	$350,000

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

(l) Segment Reporting

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. As of December 31, 2019, we operated 514 restaurants, each as a single operating segment, and franchised an additional 97 restaurants. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue.

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

We adopted ASC 606, Revenue from Contracts with Customers, as of the beginning of our 2018 fiscal year.  This ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied.  This standard replaces most existing revenue recognition guidance in conformity with generally accepted accounting principles in the United States ("GAAP").  The adoption of this standard did not have an impact on our recognition of sales from company restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise restaurant sales.  As further detailed below, the adoption of this standard did have an impact on the recognition of initial franchise fees and upfront fees from international development agreements.  In addition, certain transactions that were previously recorded as expense prior to adoption are now classified as revenue.  We utilized the cumulative-effect

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

method of adoption and recorded a $0.9 million reduction, net of tax, to retained earnings as of the first day of fiscal 2018 to reflect the change in the recognition pattern of initial franchise fees and upfront fees.  The comparative financial information prior to adoption has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of adopting ASC 606 as compared to the previous revenue recognition guidance on our consolidated balance sheet and our consolidated statements of income and comprehensive income was not significant.

Under ASC 606, because the services we provide related to initial franchise fees and upfront fees from international development agreements do not contain separate and distinct performance obligations from the franchise right, these fees are recognized on a straight-line basis over the term of the associated franchise agreement.  Under previous guidance, initial franchise fees were recognized when the related services had been provided, which was generally upon the opening of the restaurant, and upfront fees were recognized on a pro-rata basis as restaurants under the development agreement were opened.  These fees continue to be recorded as a component of franchise royalties and fees in our consolidated statements of income and comprehensive income.  ASC 606 requires sales-based royalties to continue to be recognized as franchise restaurant sales occur.

In addition, certain transactions that were previously recorded as expense prior to adoption are now classified as revenue.  These transactions include breakage income and third party gift card fees from our gift card program as well as accounting fees, supervision fees and advertising contributions received from our franchisees.  Under ASC 606, breakage income and third party gift card fees are recorded as a component of restaurant and other sales in our consolidated statements of income and comprehensive income.  Under previous guidance, these transactions were recorded as a component of other operating expense.  Also under ASC 606, accounting fees, supervision fees and advertising contributions received from our franchisees are recorded as a component of franchise royalties and fees in our consolidated statements of income and comprehensive income.   Under previous guidance, these transactions were recorded as a reduction of general and administrative expense.  As noted above, we adopted ASC 606 as of the beginning of our 2018 fiscal year.  The comparative financial information prior to adoption has not been restated and continues to be reported under the accounting standards in effect for those periods. For further discussion of revenue, see note 3.

(n) Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. We recognize both interest and penalties on unrecognized tax benefits as part of income tax expense. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made. For all years presented, no valuation allowances have been recorded.

(o) Advertising

We have a domestic system-wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund’s activity for the years ended December 31, 2019, December 25, 2018 and December 26, 2017. Domestic company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. Advertising contributions related to company restaurants are recorded as a component of other operating costs. Advertising contributions received from our franchisees are recorded as a component of franchise royalties and fees in our consolidated statements of income and comprehensive income.

Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income. These costs and the company-owned restaurant

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

contribution amounted to $18.3 million, $17.1 million and $14.5 million for the years ended December 31, 2019, December 25, 2018 and December 26, 2017, respectively.

(p) Pre-opening Expenses

Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and are comprised principally of opening team and training team compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses.

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

(r) Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for reporting and the presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments which are excluded from net income under GAAP. Foreign currency translation adjustment represents the unrealized impact of translating the financial statements of our foreign investment. This amount is not included in net income and would only be realized upon the disposition of our investment.

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

(t) Recent Accounting Pronouncements

Leases

(Accounting Standards Codification 842, "ASC 842")

On December 26, 2018, we adopted ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.  As further described in note 8, we lease land and/or buildings for the majority of our restaurants under non-cancelable lease agreements. We adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods.

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

Financial Instruments

(Accounting Standards Update 2016-13, "ASU 2016-13")

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred losses for financial assets held.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019 (our 2020 fiscal year), and for interim periods within those years, with early adoption permitted for annual periods beginning after December 15, 2018.  We do not believe this standard will have a significant impact on our consolidated financial statements.

Goodwill

(Accounting Standards Update 2017-04, "ASU 2017-04")

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment and is expected to reduce the cost and complexity of accounting for goodwill.  ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Instead, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill.  ASU 2017-04 is effective for annual and interim periods for fiscal years beginning after December 15, 2019 (our 2020 fiscal year) and will be applied on a prospective basis.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  We do not believe this standard will have a significant impact on our consolidated financial statements.

Fair Value Measurement

(Accounting Standards Update 2018-13, "ASU 2018-13")

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes disclosure requirements for fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 (our 2020 fiscal year) and for interim periods within those years, with early adoption permitted. We do not believe this standard will have a significant impact on our consolidated financial statements.

(3) Revenue

The following table disaggregates our revenue by major source (in thousands):

	Fiscal Year Ended
	December 31, 2019	December 25, 2018	December 26, 2017
Restaurant and other sales	$2,734,177	$2,437,115	$2,203,017
Franchise royalties	19,445	17,443	16,195
Franchise fees	2,541	2,891	319
Total revenue	$2,756,163	$2,457,449	$2,219,531

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

Other sales include the amortization of gift card breakage and fees associated with third party gift card sales. We record deferred revenue for gift cards that have been sold but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. For some of the gift cards that are sold, the likelihood of redemption is remote. When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed. We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that 4% of the value of the gift cards sold by our company and our third party retailers will never be redeemed. This breakage adjustment is recorded consistent with the historic redemption pattern of the associated gift card. In addition, we incur fees on all gift cards that are sold through third party retailers. These fees are also deferred and recorded consistent with the historic redemption pattern of the associated gift cards. For the years ended December 31, 2019 and December 25, 2018, we recognized gift card fees, net of gift card breakage income, of $9.1 million and $5.2 million, respectively. Total deferred revenue related to our gift cards is included in deferred revenue-gift cards in our consolidated balance sheets and includes the full value of unredeemed gift cards less the amortized portion of the breakage rates and the unamortized portion of third party fees. As of December 31, 2019 and December 25, 2018, our deferred revenue balance related to gift cards was $209.3 million and $192.2 million, respectively. This change was primarily due to the sale of additional gift cards partially offset by the redemption of gift cards. We recognized restaurant sales of $135.2 million for the year ended December 31, 2019 related to the amount in deferred revenue as of December 25, 2018. We recognized restaurant sales of $108.7 million for the year ended December 25, 2018 related to the amount in deferred revenue as of December 26, 2017.

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

Franchise fees are all remaining fees from our franchisees including initial fees, upfront fees from international agreements, fees paid to our domestic marketing and advertising fund, and fees for supervisory and administrative services. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. These initial fees and renewal fees are deferred and recognized over the term of the agreement. We also enter into area development agreements for the development of international Texas Roadhouse restaurants. Upfront fees from development agreements are deferred and recognized on a pro-rata basis over the term of the individual restaurant franchise agreement as restaurants under the development agreement are opened. Our domestic franchise agreement also requires our franchisees to remit 0.3% of sales to our system-wide marketing and advertising fund. These amounts are recognized as revenue as the corresponding franchise restaurant sales occur. Finally, we perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed. Total deferred revenue related to our franchise agreements is included in other liabilities in our consolidated balance sheets and was $1.9 million as of December 31, 2019 and $1.8 million as of December 25, 2018. We recognized revenue of $0.3 million for both years ended December 31, 2019 and December 25, 2018 related to the amounts in deferred revenue as of December 25, 2018 and December 26, 2017, respectively.

(4) Acquisitions

On October 28, 2019, we acquired one franchise restaurant in Georgia which was subsequently relocated. Pursuant to the terms of the acquisition agreement, we paid a total purchase price of $1.5 million. This transaction was accounted for using the purchase method as defined in ASC 805, Business Combinations ("ASC 805"). As a result of this

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

acquisition, $1.5 million of goodwill was generated, which is not amortizable for book purposes, but is deductible for tax purposes.

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

These acquisitions are consistent with our long-term strategy to increase net income and earnings per share. Pro forma results of operations and revenue and earnings for the years ended December 31, 2019 and December 25, 2018 have not been presented because the effect of the acquisitions was not material to our consolidated financial position, results of operations or cash flows.

(5) Long-term Debt

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, in each case depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. In April 2018, we paid off our outstanding credit facility of $50.0 million. The weighted-average interest rate for the amended revolving credit facility as of December 31, 2019 and December 25, 2018 was 2.64% and 3.81%, respectively. As of December 31, 2019, we had $191.8 million of availability, net of $8.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00.  The Amended Credit Agreement permits us to incur additional secured or unsecured indebtedness outside the amended revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.  We were in compliance with all financial covenants as of December 31, 2019.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(6) Property and Equipment, Net

Property and equipment were as follows:

	December 31,	December 25,
	2019	2018
Land and improvements	$135,708	$127,579
Buildings and leasehold improvements	922,036	835,490
Furniture, fixtures and equipment	614,920	556,254
Construction in progress	51,924	28,975
Liquor licenses	10,963	10,829
	1,735,551	1,559,127
Accumulated depreciation and amortization	(678,988)	(602,451)
	$1,056,563	$956,676

There was no interest capitalized in connection with restaurant construction for the year ended December 31, 2019. For the years ended December 25, 2018 and December 26, 2017, the amount of interest capitalized in connection with restaurant construction was $0.1 million and $0.4 million, respectively.

(7) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 26, 2017 (1)	$121,040	$2,700
Additions	2,180	—
Amortization expense	—	(741)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 25, 2018	$123,220	$1,959
Additions	1,528	—
Amortization expense	—	(725)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 31, 2019	$124,748	$1,234
(1)	Net of $4.8 million of accumulated goodwill impairment losses.

Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 31, 2019 were $15.4 million and $14.1 million, respectively. As of December 25, 2018, the gross carrying amount and accumulated amortization of the intangible assets was $15.4 million and $13.4 million, respectively. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. Amortization expense for the next five years is expected to range from $0.1 million to $0.4 million. Refer to note 4 for discussion of the acquisitions completed for the years ended December 31, 2019 and December 25, 2018.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(8) Leases

We recognize right-of-use assets and lease liabilities for both real estate and equipment leases that have a term in excess of one year. As of December 31, 2019, these amounts were as follows:

	Leases
	Real estate	Equipment	Total
Operating lease right-of-use assets	$495,903	$3,898	$499,801

Current portion of operating lease liabilities	15,966	1,297	17,263
Operating lease liabilities, net of current portion	536,109	2,601	538,710
Total operating lease liabilities	$552,075	$3,898	$555,973

Information related to our real estate leases as of and for the fiscal year ended December 31, 2019 was as follows (in thousands):

Fiscal Year Ended
Real estate costs	December 31, 2019
Operating lease	$54,844
Variable lease	1,590
Short-term lease	120
Total lease costs	$56,554

Real estate lease liability maturity analysis	Total
2020	$52,450
2021	53,393
2022	54,229
2023	54,268
2024	54,362
Thereafter	721,619
Total	$990,321
Less interest	438,246
Total discounted operating lease liabilities	$552,075

Fiscal Year Ended
Real estate leases other information	December 31, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$49,018
Right-of-use assets obtained in exchange for new operating lease liabilities	$51,220
Weighted-average remaining lease term (years)	17.82
Weighted-average discount rate	6.77

Operating lease payments exclude $32.6 million of minimum lease payments for executed real estate leases that we have not yet taken possession. In addition to the above operating leases, as of December 31, 2019 we had one finance lease with a right-of-use asset balance and lease liability balance of $1.7 million and $2.1 million, respectively. The

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

right-of-use asset balance is included as a component of other assets and the lease liability balance as a component of other liabilities in the consolidated balance sheets.

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

The following is a schedule of future minimum lease payments required for operating leases that have remaining terms in excess of one year as of December 25, 2018:

Operating Leases
2019	$50,030
2020	49,582
2021	49,917
2022	50,237
2023	49,854
Thereafter	677,710
Total	$927,330

Rent expense for operating leases consisted of the following:

	Fiscal Year Ended
	December 25, 2018	December 26, 2017
Minimum rent—occupancy	$47,741	$43,621
Contingent rent	1,050	1,186
Rent expense, occupancy	48,791	44,807
Minimum rent—equipment and other	6,176	5,087
Rent expense	$54,967	$49,894

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(9) Income Taxes

Components of our income tax provision for the years ended December 31, 2019, December 25, 2018 and December 26, 2017 are as follows:

	Fiscal Year Ended
	December 31, 2019	December 25, 2018	December 26, 2017
Current:
Federal	$15,643	$2,934	$43,108
State	10,050	8,794	10,233
Foreign	369	210	309
Total current	26,062	11,938	53,650
Deferred:
Federal	4,396	11,909	(4,830)
State	1,939	410	(239)
Total deferred	6,335	12,319	(5,069)
Income tax provision	$32,397	$24,257	$48,581

Our pre-tax income is substantially derived from domestic restaurants.

A reconciliation of the statutory federal income tax rate to our effective tax rate for December 31, 2019, December 25, 2018 and December 26, 2017 is as follows:

	Fiscal Year Ended
	December 31, 2019	December 25, 2018	December 26, 2017
Tax at statutory federal rate	21.0%	21.0%	35.0%
State and local tax, net of federal benefit	3.8	3.6	3.3
FICA tip tax credit	(9.4)	(9.6)	(7.0)
Work opportunity tax credit	(1.5)	(1.5)	(0.9)
Stock compensation	(0.1)	(1.4)	(1.8)
Net income attributable to noncontrolling interests	(0.6)	(0.8)	(1.1)
Officers compensation	1.2	1.7	0.1
Tax reform	—	—	(1.7)
Other	0.7	(0.1)	0.2
Total	15.1%	12.9%	26.1%

Our effective tax rate increased to 15.1% in 2019 compared to 12.9% in 2018 primarily due to lower excess tax benefits related to our share-based compensation program partially offset by lower non-deductible officer compensation. In addition, the prior year tax rate benefitted from an adjustment related to tax reform that we recorded in conjunction with the filing of our 2017 tax return.

Our effective tax rate decreased to 12.9% in 2018 compared to 26.1% in 2017 primarily due to new tax legislation enacted in late 2017. As a result of the new tax legislation, significant tax changes were enacted including a reduction of the federal corporate tax rate from 35.0% to 21.0% and changes in the federal taxes paid on foreign sourced earnings.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Components of deferred tax liabilities, net are as follows:

	December 31, 2019	December 25, 2018
Deferred tax assets:
Deferred revenue—gift cards	$16,122	$12,851
Insurance reserves	4,774	3,949
Other reserves	601	890
Share-based compensation	5,510	4,623
Operating lease liabilities	137,744	—
Deferred rent	—	12,179
Deferred compensation	10,503	8,483
Tax credit carryforwards	1,710	—
Other assets	2,482	2,212
Total deferred tax asset	179,446	45,187
Deferred tax liabilities:
Property and equipment	(63,777)	(50,513)
Goodwill and intangibles	(6,241)	(5,398)
Operating lease right-of-use asset	(123,813)	—
Other liabilities	(8,310)	(6,544)
Total deferred tax liability	(202,141)	(62,455)
Net deferred tax liability	$(22,695)	$(17,268)

As of December 31, 2019, we have federal tax credit carryforwards of $1.5 million expiring in 2038 and state tax credit carryforwards of $0.2 million expiring in 2023.

We have not provided any valuation allowance as we believe the realization of our deferred tax assets is more likely than not.

A reconciliation of the beginning and ending liability for unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

Balance at December 26, 2017	$806
Additions to tax positions related to prior years	36
Additions to tax positions related to current year	754
Reductions due to statute expiration	(114)
Reductions due to exam settlements	—
Balance at December 25, 2018	1,482
Additions to tax positions related to prior years	16
Additions to tax positions related to current year	362
Reductions due to statute expiration	(314)
Reductions due to exam settlement	—
Balance at December 31, 2019	$1,546

As of December 31, 2019 and December 25, 2018, the total amount of accrued penalties and interest related to uncertain tax provisions was not material.

All entities for which unrecognized tax benefits exist as of December 31, 2019 possess a December tax year-end. As a result, as of December 31, 2019, the tax years ended December 27, 2016, December 26, 2017 and December 25, 2018 remain subject to examination by all tax jurisdictions. As of December 31, 2019, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 31, 2019, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 29, 2020.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(10) Preferred Stock

Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 31, 2019 and December 25, 2018.

(11) Stockholders’ Equity

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

For the year ended December 31, 2019, we paid $139.8 million to repurchase 2,625,245 shares of our common stock. This includes repurchases of $89.6 million under the new repurchase program and repurchases of $50.2 million under the previous stock repurchase program. We did not repurchase any shares of common stock during the years ended December 25, 2018 and December 26, 2017. As of December 31, 2019, we had $160.4 million remaining under our authorized stock repurchase program.

(12) Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding. The diluted earnings per share calculations show the effect of the weighted-average restricted stock units and stock options outstanding from our equity incentive plans. Performance stock units are not included in the diluted earnings per share calculation until the performance-based criteria have been met. See note 14 for further discussion of our equity incentive plans. For all years presented, shares of non-vested stock that were not included because they would have had an anti-dilutive effect were not significant.

The following table sets forth the calculation of earnings per share and weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2019	2018	2017
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$174,452	$158,225	$131,526
Basic EPS:
Weighted-average common shares outstanding	70,509	71,467	70,989
Basic EPS	$2.47	$2.21	$1.85
Diluted EPS:
Weighted-average common shares outstanding	70,509	71,467	70,989
Dilutive effect of nonvested stock	407	497	538
Shares-diluted	70,916	71,964	71,527
Diluted EPS	$2.46	$2.20	$1.84

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(13) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 31, 2019 and December 25, 2018 was $163.5 million and $168.3 million, respectively.

As of December 31, 2019 and December 25, 2018, we are contingently liable for $13.9 million and $14.8 million, respectively, for seven leases listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2019 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)(2)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (3)	December 2013	December 2024
Louisville, Kentucky (3)(4)	December 2013	November 2023
(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable, under the terms of the lease, if the franchisee defaults.
(2)	As discussed in note 17, these restaurants are owned, in whole or part, by certain officers, directors and 5% shareholders of the Company.
(3)	Leases associated with restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

During the year ended December 31, 2019, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(14) Share-based Compensation

On May 16, 2013, our stockholders approved the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (the "Plan"). The Plan provides for the granting of various forms of equity awards including options, stock appreciation rights, full value awards, and performance based awards. This plan replaced the Texas Roadhouse, Inc. 2004 Equity Incentive Plan. The Company provides restricted stock units ("RSUs") to employees as a form of share-based compensation. An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. In addition to RSUs, the Company provides performance stock units ("PSUs") to executives as a form of share-based compensation. A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement. The following table summarizes the share-based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2019	2018	2017
Labor expense	$9,032	$8,463	$7,171
General and administrative expense	26,468	25,520	19,763
Total share-based compensation expense	$35,500	$33,983	$26,934

Share-based compensation activity by type of grant as of December 31, 2019 and changes during the period then ended are presented below. For both RSUs and PSUs, we do not estimate forfeitures as we record them as they occur.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 25, 2018	824,945	$53.51
Granted	561,191	57.84
Forfeited	(74,483)	56.75
Vested	(475,226)	55.13
Outstanding at December 31, 2019	836,427	$55.20	1.1	$47,110

As of December 31, 2019, with respect to unvested RSUs, there was $20.8 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.1 years. The vesting terms of the RSUs range from 1.0 to 5.0 years. The total intrinsic value of RSUs vested during the years ended December 31, 2019, December 25, 2018 and December 26, 2017 was $27.8 million, $32.1 million and $23.4 million, respectively. The excess tax benefit associated with vested RSUs for the years ended December 31, 2019, December 25, 2018 and December 26, 2017 was $0.3 million, $1.9 million and $1.6 million, respectively, which was recognized in the income tax provision.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Summary Details for PSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 25, 2018	90,000	$54.18
Granted	117,000	61.86
Incremental Performance Shares (1)	52,169	54.18
Forfeited	(40,000)	61.86
Vested	(142,169)	54.18
Outstanding at December 31, 2019	77,000	$61.86	0.1	$4,337
(1)	Additional shares from the December 2017 PSU grant that vested in January 2019 due to exceeding the initial 100% target.

We grant PSUs to certain of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  The total intrinsic value of PSUs vested during the years ended December 31, 2019, December 25, 2018 and December 26, 2017 was $8.8 million, $8.9 million and $8.6 million, respectively.

On January 8, 2020, 95,946 shares vested related to the January 2019 PSU grant and are expected to be distributed during the 13 weeks ending March 31, 2020. This included 77,000 granted shares and 18,946 incremental shares due to the grant exceeding the initial 100% target. As of December 31, 2019, with respect to unvested PSUs, there was $0.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.1 year. There was no allowable excess tax benefit associated with vested PSUs for the year ended December 31, 2019. The excess tax benefit associated with vested PSUs for the years ended December 25, 2018 and December 26, 2017 was $0.7 million and $0.8 million, respectively, which was recognized within the income tax provision.

Summary Details for Stock Options

No stock options were granted or vested during the fiscal years ended December 31, 2019, December 25, 2018 and December 26, 2017. The total intrinsic value of options exercised during the year ended December 26, 2017 was $4.0 million.

For the year ended December 26, 2017, cash received before tax withholdings from options exercised was $1.6 million. The excess tax benefit for the year ended December 26, 2017 was $1.0 million which was recognized within the income tax provision.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

There were no transfers among levels within the fair value hierarchy during the year ended December 31, 2019.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 31, 2019	December 25, 2018
Deferred compensation plan—assets	1	$44,623	$31,632
Deferred compensation plan—liabilities	1	(44,679)	(31,721)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total gain (loss)
				Fiscal Year Ended
		December 31,	December 25,	December 31,	December 25,
	Level	2019	2018	2019	2018
Long-lived assets held for use	1	$1,684	$—	$1,190	$—
Operating lease right-of-use assets	3	$611	$—	$(1,144)	$—

Long-lived assets held for use include leasehold improvements for one restaurant that is subject to a forced relocation.  These assets are valued using a Level 1 input, or the contractually negotiated price we will receive.  These assets are included in property and equipment in our consolidated balance sheets.  These assets were recorded at their fair value, resulting in a gain of $1.2 million, which is included in impairment and closure, net in our consolidated statements of income.  For further discussion of impairment charges, see note 16.

Operating lease right-of-use assets include the lease related assets for one underperforming restaurant in which the carrying value of the right-of-use asset for the associated land and building lease was reduced to fair value.  These assets are valued using a Level 3 input, or the discounted cashflows we expect to receive based on the future operations of this location.  This resulted in a loss of $1.1 million, which is included in impairment and closure, net in our consolidated statements of income.  For further discussion of impairment charges, see note 16.

At December 31, 2019 and December 25, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments.

(16) Impairment and Closure Costs

We recorded impairment and closure costs of ($0.9) million, $0.3 million and $0.7 million for the years ended December 31, 2019, December 25, 2018 and December 26, 2017.

Impairment and closure costs in 2019 included a gain of $2.6 million related to the forced relocation of one restaurant. This included a gain of $1.2 million related to the leasehold improvements and a gain of $1.4 million to settle a favorable operating lease. Also, in 2019, we recorded a charge of $1.1 million related to the impairment of the right-of-use asset at an underperforming restaurant. The remaining costs of $0.6 million related to costs associated with the relocation of restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Impairment and closure costs in 2018 and 2017 were related to costs associated with the relocation of restaurants.

(17) Related Party Transactions

As of December 31, 2019 and December 25, 2018, we had nine franchise restaurants and one majority-owned company restaurant owned in part by certain of our officers or the former president of the Company. As of December 26, 2017, we had ten franchise restaurants owned in part by certain of our officers, directors and 5% stockholders of the Company. These franchise entities paid us fees of $2.2 million, $2.1 million and $2.1 million for the years ended December 31, 2019, December 25, 2018 and December 26, 2017, respectively. As discussed in note 13, we are contingently liable on leases which are related to two of these restaurants.

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

(18) Selected Quarterly Financial Data (unaudited)

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$690,608	$689,828	$650,489	$725,238	$2,756,163
Total costs and expenses	$630,163	$636,545	$605,605	$671,827	$2,544,140
Income from operations	$60,445	$53,283	$44,884	$53,411	$212,023
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$50,390	$44,845	$36,531	$42,686	$174,452
Basic earnings per common share	$0.70	$0.63	$0.53	$0.61	$2.47
Diluted earnings per common share	$0.70	$0.63	$0.52	$0.61	$2.46
Cash dividends declared per share	$0.30	$0.30	$0.30	$0.30	$1.20

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$627,705	$629,237	$594,595	$605,912	$2,457,449
Total costs and expenses	$562,834	$574,970	$559,151	$572,705	$2,269,660
Income from operations	$64,871	$54,267	$35,444	$33,207	$187,789
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$54,541	$44,227	$29,125	$30,332	$158,225
Basic earnings per common share	$0.76	$0.62	$0.41	$0.42	$2.21
Diluted earnings per common share	$0.76	$0.62	$0.40	$0.42	$2.20
Cash dividends declared per share	$0.25	$0.25	$0.25	$0.25	$1.00

The fourth quarter of 2019 includes an estimated impact of $0.10 to $0.11 per diluted share for the 53rd week.