Form 10-Q
period 2020-03-31
Texas Roadhouse, Inc.
filed 2020-05-11
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of common stock outstanding were 69,310,804 on April 29, 2020.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$230,606	$107,879
Receivables, net of allowance for doubtful accounts of $72 at March 31, 2020 and $12 at December 31, 2019	25,441	99,305
Inventories, net	20,321	20,267
Prepaid income taxes	6,524	2,015
Prepaid expenses	19,682	18,433
Total current assets	302,574	247,899
Property and equipment, net of accumulated depreciation of $698,841 at March 31, 2020 and $678,988 at December 31, 2019	1,068,701	1,056,563
Operating lease right-of-use asset, net	512,574	499,801
Goodwill	124,748	124,748
Intangible assets, net of accumulated amortization of $13,911 at March 31, 2020 and $14,141 at December 31, 2019	1,101	1,234
Other assets	45,006	53,320
Total assets	$2,054,704	$1,983,565
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$17,925	$17,263
Accounts payable	42,984	61,653
Deferred revenue-gift cards	152,261	209,258
Accrued wages	25,612	39,699
Income taxes payable	2,095	—
Accrued taxes and licenses	19,438	30,433
Other accrued liabilities	50,546	58,914
Total current liabilities	310,861	417,220
Operating lease liabilities, net of current portion	553,181	538,710
Long-term debt	190,000	—
Restricted stock and other deposits	8,683	8,249
Deferred tax liabilities, net	23,115	22,695
Other liabilities	58,121	65,522
Total liabilities	1,143,961	1,052,396
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,310,804 and 69,400,252 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	69	69
Additional paid-in-capital	129,796	140,501
Retained earnings	766,689	775,649
Accumulated other comprehensive loss	(262)	(225)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	896,292	915,994
Noncontrolling interests	14,451	15,175
Total equity	910,743	931,169
Total liabilities and equity	$2,054,704	$1,983,565

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 31, 2020	March 26, 2019
Revenue:
Restaurant and other sales	$647,626	$685,117
Franchise royalties and fees	4,898	5,491
Total revenue	652,524	690,608
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	210,180	223,712
Labor	241,079	223,880
Rent	13,471	13,128
Other operating	104,289	101,802
Pre-opening	5,112	3,868
Depreciation and amortization	29,054	27,773
Impairment and closure, net	595	17
General and administrative	32,954	35,983
Total costs and expenses	636,734	630,163
Income from operations	15,790	60,445
Interest expense (income), net	69	(754)
Equity (loss) income from investments in unconsolidated affiliates	(508)	113
Income before taxes	$15,213	$61,312
Income tax (benefit) expense	(1,939)	9,119
Net income including noncontrolling interests	$17,152	$52,193
Less: Net income attributable to noncontrolling interests	1,123	1,803
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$16,029	$50,390
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax of $13 and ($33), respectively	(37)	97
Total comprehensive income	$15,992	$50,487
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.23	$0.70
Diluted	$0.23	$0.70
Weighted average shares outstanding:
Basic	69,422	71,753
Diluted	69,852	72,187
Cash dividends declared per share	$0.36	$0.30

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended March 31, 2020
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 31, 2019	69,400,252	$69	$140,501	$775,649	$(225)	$915,994	$15,175	$931,169
Net income	—	—	—	16,029	—	16,029	1,123	17,152
Other comprehensive loss, net of tax	—	—	—	—	(37)	(37)	—	(37)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,847)	(1,847)
Dividends declared ($0.36 per share)	—	—	—	(24,989)	—	(24,989)	—	(24,989)
Shares issued under share-based compensation plans including tax effects	251,792	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(88,831)	—	(5,331)	—	—	(5,331)	—	(5,331)
Repurchase of shares of common stock	(252,409)	—	(12,621)	—	—	(12,621)	—	(12,621)
Share-based compensation	—	—	7,247	—	—	7,247	—	7,247
Balance, March 31, 2020	69,310,804	$69	$129,796	$766,689	$(262)	$896,292	$14,451	$910,743

	For the 13 Weeks Ended March 26, 2019
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 25, 2018	71,617,510	$72	$257,388	$688,337	$(228)	$945,569	$15,139	$960,708
Net income	—	—	—	50,390	—	50,390	1,803	52,193
Other comprehensive income, net of tax	—	—	—	—	97	97	—	97
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,615)	(1,615)
Acquisition of noncontrolling interest and other	—	—	(70)	—	—	(70)	(673)	(743)
Dividends declared ($0.30 per share)	—	—	—	(21,547)	—	(21,547)	—	(21,547)
Shares issued under share-based compensation plans including tax effects	330,628	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(120,302)	—	(7,400)	—	—	(7,400)	—	(7,400)
Cumulative effect of adoption of ASC 842, Leases, net of tax	—	—	—	(2,678)	—	(2,678)	—	(2,678)
Share-based compensation	—	—	9,132	—	—	9,132	—	9,132
Balance, March 26, 2019	71,827,836	$72	$259,050	$714,502	$(131)	$973,493	$14,654	$988,147

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 31, 2020	March 26, 2019
Cash flows from operating activities:
Net income including noncontrolling interests	$17,152	$52,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,054	27,773
Deferred income taxes	433	(1,094)
Loss on disposition of assets	1,446	1,383
Impairment and closure costs	624	17
Equity loss (income) from investments in unconsolidated affiliates	508	(113)
Distributions of income received from investments in unconsolidated affiliates	184	171
Provision for doubtful accounts	60	(4)
Share-based compensation expense	7,247	9,132
Changes in operating working capital:
Receivables	74,504	57,433
Inventories	(54)	1,306
Prepaid expenses	(1,249)	(2,301)
Other assets	7,573	(4,739)
Accounts payable	(22,214)	2,830
Deferred revenue—gift cards	(56,997)	(63,629)
Accrued wages	(14,087)	3,131
Prepaid income taxes and income taxes payable	(2,414)	16,200
Accrued taxes and licenses	(10,995)	228
Other accrued liabilities	(3,023)	3,819
Operating lease right-of-use assets and lease liabilities	1,365	1,479
Other liabilities	(7,401)	6,200
Net cash provided by operating activities	21,716	111,415
Cash flows from investing activities:
Capital expenditures—property and equipment	(46,672)	(42,044)
Proceeds from sale leaseback transaction	2,167	—
Net cash used in investing activities	(44,505)	(42,044)
Cash flows from financing activities:
Proceeds from revolving credit facility	190,000	—
Distributions to noncontrolling interest holders	(1,847)	(1,615)
Acquisition of noncontrolling interest	—	(743)
Proceeds from restricted stock and other deposits, net	304	273
Indirect repurchase of shares for minimum tax withholdings	(5,331)	(7,400)
Repurchase of shares of common stock	(12,621)	—
Dividends paid to shareholders	(24,989)	(17,904)
Net cash provided by (used in) financing activities	145,516	(27,389)
Net increase in cash and cash equivalents	122,727	41,982
Cash and cash equivalents—beginning of period	107,879	210,125
Cash and cash equivalents—end of period	$230,606	$252,107
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$186	$164
Income taxes paid (refunded)	$51	$(5,987)
Capital expenditures included in current liabilities	$13,545	$10,489

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of March 31, 2020 and December 31, 2019 and for the 13 weeks ended March 31, 2020 and March 26, 2019.

As of March 31, 2020, we owned and operated 519 restaurants and franchised an additional 98 restaurants in 49 states and ten foreign countries. Of the 519 company restaurants that were operating at March 31, 2020, 499 were wholly-owned and 20 were majority-owned. Of the 98 franchise restaurants, 70 were domestic restaurants and 28 were international restaurants. Included within these restaurant totals are one company restaurant and 22 international franchise restaurants that have been temporarily closed due to the global COVID-19 pandemic. These stores continue to be included in the owned and operated totals as we believe they will re-open once it is considered safe to do so.

As of March 26, 2019, we owned and operated 495 restaurants and franchised an additional 93 restaurants in 49 states and ten foreign countries. Of the 495 company restaurants that were operating at March 26, 2019, 475 were wholly-owned and 20 were majority-owned. Of the 93 franchise restaurants, 69 were domestic restaurants and 24 were international restaurants.

As of March 31, 2020 and March 26, 2019, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of March 31, 2020 and March 26, 2019, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, leases and leasehold improvements, legal reserves, gift card breakage and third-party fees and income taxes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the 13 weeks ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 29, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus ("COVID-19") pandemic. On March 13, 2020, the COVID-19 pandemic (the "pandemic") was declared a National Public Health Emergency. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas, placed complete restrictions on non-essential movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By March 31, 2020, the last day of our Q1 2020 fiscal quarter, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service.

As a result of the temporary dining room closures, we have experienced a significant decrease in traffic which has impacted our operating results. While we have seen significant sales growth in our To-Go program, we currently do not expect these sales will generate a similar profit margin to our normal operating model. We expect our operating results to continue to be severely impacted until such time that state and local restrictions are lifted, and our dining rooms can re-open at full capacity. We cannot predict how long the pandemic will last or when the state and local restrictions will be lifted. In addition, we cannot predict how quickly our guests will return to our restaurants once such restrictions have been lifted or the impact this will have on consumer spending habits.

In addition, we continue to monitor federal and state plans to re-open the economy and have developed a framework that would allow us to implement a hybrid business model with limited capacity dining rooms together with enhanced To-Go through curbside service as permitted by local guidelines. We expect the re-opening process to be a gradual one with the safety of our employees and guests as our top priority. The extent of this re-opening process will determine the significance of the impact to our financial condition, financial results, and liquidity in future periods. In addition, significant items subject to estimates and assumptions including the carrying amount of property and equipment, goodwill, and lease related assets could be impacted.

(2) Recent Accounting Pronouncements

Financial Instruments

(Accounting Standards Update 2016-13, "ASU 2016-13")

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred losses for financial assets held.  We adopted ASU 2016-13 as of the beginning of our 2020 fiscal year.  The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Goodwill

(Accounting Standards Update 2017-04, "ASU 2017-04")

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment and is expected to reduce the cost and complexity of accounting for goodwill.  ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Instead, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill.  We adopted ASU 2017-04 as of the beginning of our 2020 fiscal year. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Fair Value Measurement

(Accounting Standards Update 2018-13, "ASU 2018-13")

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes disclosure requirements for fair value measurements. We adopted ASU 2018-13 as of the beginning of our 2020 fiscal year. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Income Taxes

(Accounting Standards Update 2019-12, "ASU 2019-12")

In December 2019. the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for investments. This guidance also simplifies aspects of accounting for recognizing deferred taxes for taxable goodwill. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 (our 2021 fiscal year) and for interim periods within those years, with early adoption permitted. We are currently assessing the impact of this new standard on our consolidated financial statements.

Reference Rate Reform

(Accounting Standards Update 2020-04, "ASU 2020-04")

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective upon issuance to modifications made as early as the beginning of the interim period through December 31, 2022. We are currently assessing the impact of this new standard on our consolidated financial statements.

(3)   Long-term Debt

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. In March 2020, we borrowed $190.0 million under our revolving credit facility. The weighted-average interest rate for the revolving credit facility as of March 31, 2020 and December 31, 2019 was 1.64% and 2.64%, respectively. As of March 31, 2020, we had $190.0 million outstanding under the revolving credit facility and $1.8 million of availability, net of $8.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of March 31, 2020.

As further discussed in note 12, subsequent to the end of the quarter, we amended the revolving credit facility. The amendment increased the amount available under the revolving credit facility by $82.5 million and modified the financial covenants through the end of our Q1 2021 fiscal quarter.

(4) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks ended
	March 31, 2020	March 26, 2019
Restaurant and other sales	$647,626	$685,117
Franchise royalties	4,287	4,856
Franchise fees	611	635
Total revenue	$652,524	$690,608

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third-party retailers. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third-party fees consistent with the historic redemption pattern of the associated gift card and recognize as a component of other sales. As of March 31, 2020 and December 31, 2019, our deferred revenue balance related to gift cards was $152.3 million and $209.3 million, respectively. We recognized sales of $73.5 million for the 13 weeks ended March 31, 2020 related to the amount in deferred revenue as of December 31, 2019. We recognized sales of $78.3 million for the 13 weeks ended March 26, 2019 related to the amount in deferred revenue as of December 25, 2018.

(5) Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 weeks ended March 31, 2020 and March 26, 2019 is as follows:

	13 Weeks Ended
	March 31, 2020	March 26, 2019
Tax at statutory federal rate	21.0%	21.0%
State and local tax, net of federal benefit	3.8	3.6
FICA tip tax credit	(33.1)	(9.4)
Work opportunity tax credit	(4.4)	(1.4)
Stock compensation	(0.8)	(0.5)
Net income attributable to noncontrolling interests	(1.2)	(0.5)
Officers compensation	0.3	1.4
Other	1.7	0.7
Total	(12.7)%	14.9%

For the 13 week period ended March 31, 2020, we recognized income tax expense using a discrete tax calculation as we were unable to reliably estimate our full year effective income tax rate. This was primarily due to the inability to estimate the increased impact of the FICA tip and Work opportunity tax credits on our effective tax rate as result of the significant decrease in pre-tax income. This resulted in an effective tax rate of (12.7%). For the 13 week period ended March 26, 2019, we recognized income tax expense using an estimated annual effective tax rate. This resulted in an effective tax rate of 14.9%.

The effective rate decreased to (12.7%) in Q1 2020 primarily due to the significant decrease in pre-tax income. As a result, the impact of our FICA tip and Work opportunity tax credits had a more significant impact to our effective tax rate. Additionally, these credits exceeded our federal tax liability in Q1 2020 but we expect to utilize these credits in the current year or by carrying back to our 2019 tax year.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at March 31, 2020 and December 31, 2019 was $141.1 million and $119.0 million, respectively. As a result of the COVID-19 pandemic, we are only continuing construction on nine restaurants, including one relocation site, that are substantially complete and have delayed construction on the remaining locations in our pipeline. The estimated cost of completing these nine restaurants at March 31, 2020 was $11.7 million.

As of March 31, 2020 and December 31, 2019, we were contingently liable for $13.7 million and $13.9 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 31, 2020 and December 31, 2019 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (3)	December 2013	December 2024
Louisville, Kentucky (3)(4)	December 2013	November 2023
(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable under the terms of the lease if the franchisee defaults.
(2)	As discussed in note 7, this restaurant is owned, in part, by our founder.
(3)	Leases associated with non-Texas Roadhouse restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

During the 13 weeks ended March 31, 2020, we bought most of our beef from three suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Related Party Transactions

As of March 31, 2020 and March 26, 2019, we had six franchise restaurants and one majority-owned company restaurant owned in part by certain officers of the Company. For both of the 13 week periods ended March 31, 2020 and March 26, 2019, these franchise entities paid us fees of $0.3 million. As disclosed in note 6, we are contingently liable on a lease related to one of these franchise restaurants.

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

For the 13 week period ended March 31, 2020, there were 41,581 shares of nonvested stock, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect. For the 13 week period ended March 26, 2019, there were no shares of nonvested stock, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 31, 2020	March 26, 2019
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$16,029	$50,390
Basic EPS:
Weighted-average common shares outstanding	69,422	71,753
Basic EPS	$0.23	$0.70
Diluted EPS:
Weighted-average common shares outstanding	69,422	71,753
Dilutive effect of nonvested stock	430	434
Shares-diluted	69,852	72,187
Diluted EPS	$0.23	$0.70

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 31, 2020.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 31, 2020	December 31, 2019
Deferred compensation plan—assets	1	$35,929	$44,623
Deferred compensation plan—liabilities	1	(35,836)	(44,679)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total gain (loss)
		March 31,	December 31,	March 31,
	Level	2020	2019	2020
Long-lived assets held for use	1	$—	$1,684	$—
Operating lease right-of-use assets	3	$—	$611	$(501)
Investments in unconsolidated affiliates	3	$2,000	$—	$(528)

At March 31, 2020, operating lease right-of-use assets include the lease related assets for one underperforming store that was permanently closed in April 2020 and one store that was relocated during the period. Both of these assets were reduced to a fair value of zero. These assets are valued using a Level 3 input, or the discounted cashflows we expect to receive based on the future operations of this location. This resulted in a loss of $0.5 million which is included in impairment and closure, net in our unaudited condensed consolidated statements of income and comprehensive income. At December 31, 2019, operating lease right-of-use assets include the lease related assets for the underperforming store noted above.

At December 31, 2019, long-lived assets held for use include leasehold improvements for one restaurant that was subject to a forced relocation. This restaurant was relocated in February 2020 at which time the contractually negotiated amount for these assets was received.

Investments in unconsolidated affiliates include a 40% equity interest in a China joint venture that was reduced to fair value. This asset is valued using a Level 3 input, or the amount we expect to receive upon the sale of this investment. This resulted in a loss of $0.5 million which is included in equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income.

At March 31, 2020 and December 31, 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At March 31, 2020, the fair value of our revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

(10) Share Based Compensation

On May 16, 2013, our stockholders approved the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (the "Plan"). The Plan provides for the granting of various forms of equity awards including options, stock appreciation rights, full value awards, and performance based awards. The plan replaced the Texas Roadhouse, Inc. 2004 Equity Incentive Plan. The Company provides restricted stock units ("RSUs") to employees as a form of share-based compensation. An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. In addition to RSUs, the Company provides performance stock units ("PSUs") to executives as a form of share-based compensation. A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement. The following table summarizes the share-based compensation recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 31, 2020	March 26, 2019
Labor expense	$2,388	$2,135
General and administrative expense	4,859	6,997
Total share-based compensation expense	$7,247	$9,132

We grant PSUs to certain of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  The total intrinsic value of PSUs vested during the 13 week periods ended March 31, 2020 and March 26, 2019 was $3.3 million and $7.2 million, respectively.

On January 8, 2020, 95,946 shares vested related to the January 2019 PSU grant and were distributed during the 13 weeks ending March 31, 2020. This included 77,000 granted shares and 18,946 incremental shares due to the grant exceeding the initial 100% target. With respect to unvested PSUs at March 31, 2020, no expense was recognized as we estimate the payout ratio will be zero. As a result, there is no unrecognized compensation cost that is expected to be recognized for the remainder of the year.

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

For the 13 week period ended March 31, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. We did not repurchase any shares of common stock during the 13 week period ended March 26, 2019. On March 17, 2020, we suspended all share repurchase activity. As of March 31, 2020, we had $147.8 million remaining under our authorized stock repurchase program.

(12) Subsequent Event

As discussed in note 3, we are a party to a revolving credit facility under which we may borrow up to $200.0 million with the option to increase by an additional $200.0 million. The revolving credit facility requires us to maintain certain financial covenants. On May 11, 2020, as a precautionary measure and to further enhance our financial flexibility, we amended the revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million. This amount would be applied against the additional $200.0 million that was available under the revolving credit facility. The maturity date for the incremental revolving credit facility is May 10, 2021; however, the maturity date for the original revolving credit facility remains August 5, 2022. The amendment also modifies the financial covenants contained in the revolving credit facility through the end of our Q1 2021 fiscal quarter. We expect that we will be in compliance with the financial covenants, as amended, over the next 12 months.

The terms of the amendment require us to pay interest on outstanding borrowings of the original revolving credit facility at LIBOR plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. As of May 11, 2020, we had $190.0 million outstanding under the original revolving credit facility at an interest rate of 2.27% based on the pricing per the amendment.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us. These statements include, but are not limited to, statements related to the potential impact of the COVID-19/Coronavirus outbreak and other non-historical statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

RECENT DEVELOPMENTS

On March 13, 2020, the novel coronavirus ("COVID-19") outbreak was declared a National Public Health Emergency. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas, placed complete restrictions on non-essential movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By March 31, 2020, the last day of our Q1 2020 fiscal quarter, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service.

As a result of the temporary dining room closures, we have experienced a significant decrease in traffic which has impacted our operating results. While we have seen significant sales growth in our To-Go program, we currently do not expect these sales will generate a similar profit margin to our normal operating model. We expect our operating results to continue to be severely impacted until such time that state and local restrictions are lifted, and our dining rooms can re-open at full capacity. We cannot predict how long the pandemic will last or when the state and local restrictions will be lifted. In addition, we cannot predict how quickly our guests will return to our restaurants once such restrictions have been lifted or the impact this will have on consumer spending habits. The impact on our operating results as well as the operational and financial measures we have implemented in response to the COVID-19 pandemic (the "pandemic") have been included throughout this document.

In response to the pandemic, the Company and its Board of Directors implemented the following measures during the quarter to enhance financial flexibility:

o	Decreased capital expenditures by only continuing construction on nine restaurants, including one relocation site, that were substantially complete;
o	Suspended all quarterly cash dividends occurring after March 27, 2020;
o	Suspended all share repurchase activity;

o	Increased the borrowings under the revolving credit facility by $190 million; and,
o	Decreased salaries including voluntary reductions of salary and bonus for the executive and leadership teams to make relief grants available for restaurant employees. Each non-employee member of the Board of Directors has also volunteered to forgo their director and committee fees along with any cash retainers effective immediately and continuing throughout fiscal 2020.

In addition, we continue to monitor federal and state plans to re-open the economy and have developed a framework that would allow us to implement a hybrid business model with limited capacity dining rooms together with enhanced To-Go through curbside service as permitted by local guidelines. We expect the re-opening process to be a gradual one with the safety of our employees and guests as our top priority. As of May 11, 2020, the Company had re-opened the dining rooms in approximately 160 of our company-owned restaurants under various limited capacity restrictions.

Effective March 27, 2020, legislation was passed to benefit companies that were significantly impacted by the pandemic. This legislation, referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") includes potential payroll tax credits and the deferral of certain payroll taxes. This legislation did not impact the results of our Q1 2020 fiscal quarter but we expect it will have potential payroll tax and cashflow benefits for the remainder of the year. We are currently evaluating the impact of these items. In addition, the CARES Act provided for small business loans that were forgivable if certain criteria were met. The Company did not pursue any of these loans on behalf of company restaurants as we believe we have sufficient alternatives for raising capital if needed.

Given the level of volatility and uncertainty surrounding the future impact of the pandemic, we have withdrawn our full year financial outlook for fiscal 2020 as described in our Current Report on Form 8-K filed with the SEC on March 19, 2020.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman, chief executive officer and president, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 617 restaurants in 49 states and ten foreign countries. As of March 31, 2020, our 617 restaurants included:

●	519 "company restaurants," of which 499 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income. Of the 519 restaurants we owned as of March 31, 2020, we operated 488 as Texas Roadhouse restaurants and operated 29 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment. As of March 31, 2020, one company restaurant has been temporarily closed due to the pandemic but continues to be included in the above total.

●	98 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity (loss) income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provided various management services to these 24 franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 98 franchise restaurants, 70 were domestic restaurants and 28 were international restaurants. As of March 31, 2020, 22 international restaurants have been temporarily closed due to the pandemic but continue to be included in the above total.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 67 of the 70 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 31, 2020 and March 26, 2019 are referred to as Q1 2020 and Q1 2019, respectively. Fiscal year 2020 will be 52 weeks in length, while the quarters for the year will be 13 weeks in length. Fiscal year 2019 was 53 weeks in length and, as such, the fourth quarter of fiscal 2019 was 14 weeks in length.

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

While our short-term strategies have changed due to the temporary change in our business model from the pandemic, our long-term strategies remain unchanged. Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

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

In Q1 2020, five company restaurants, including one Bubba’s 33, and one domestic franchise restaurant were opened. As a result of the pandemic, we are only continuing construction on nine restaurants, including one relocation site, that are substantially complete and have delayed construction on the remaining locations in our pipeline. This was done to preserve cashflow and to avoid expected construction delays from the pandemic. We expect that several of these restaurants will not open until the dining rooms in their area are allowed to re-open. The remaining stores in our pipeline remain under evaluation as to when we will resume or start construction.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China and South Korea. As of March 31, 2020, we had 17 restaurants in five countries in the Middle East, three restaurants open in Taiwan, five in the Philippines and one each in Mexico, China and South Korea for a total of 28 restaurants in ten foreign countries. Due to the pandemic, 22 of our international locations were temporarily closed as of March 31, 2020. As of May 11, 2020, 17 of these locations remain closed. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

Maintaining and/or Improving Restaurant Level Profitability. We continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success. This may create a challenge in terms of maintaining and/or increasing restaurant-level profitability (restaurant margin), in any given year, depending on the level of inflation we experience. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations. See further discussion of restaurant margin below. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability. In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats and parking at certain restaurants. In addition, we continue to focus on driving To-Go sales which has significantly contributed to our sales growth in prior years.

Leveraging Our Scalable Infrastructure.   To support our growth, we have made investments in our infrastructure over the past several years, including information and accounting systems, real estate, human resources, legal, marketing, international and restaurant operations, including the development of new concepts. Whether we are able to leverage our infrastructure in future years by growing our general and administrative costs at a slower rate than our revenue will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders including the payment of dividends and repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. We have consistently grown our per share dividend each year since that time and our long-term strategy includes increasing our regular quarterly dividend amount over time. On February 20, 2020, our Board of Directors declared a quarterly dividend of $0.36 per share of common stock which was paid on March 27, 2020. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends of the Company’s common stock, effective with respect to dividends occurring after March 27, 2020. This was done to preserve cashflow due to the pandemic.

In 2008, our Board of Directors approved our first stock repurchase program. From inception through March 31, 2020, we have paid $369.0 million through our authorized stock repurchase programs to repurchase 17,722,505 shares of our common stock at an average price per share of $20.82. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. In Q1 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. The company suspended all share repurchase activity on March 17, 2020, in order to preserve cashflow due to the pandemic. As of March 31, 2020, $147.8 million remains authorized for stock repurchases.

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

Comparable Restaurant Sales Growth.   Comparable restaurant sales growth reflects the change in restaurant sales for company restaurants over the same period in prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period. Comparable restaurant sales growth can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

Average Unit Volume.   Average unit volume represents the average quarterly or annual restaurant sales for Texas Roadhouse restaurants open for a full six months before the beginning of the period measured excluding restaurants permanently closed during the period. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

Store Weeks.   Store weeks represent the number of weeks that our company restaurants were open during the reporting period. Store weeks include weeks in which a restaurant is temporarily closed.

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

Other Key Definitions

Restaurant and Other Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income and comprehensive income. Other sales include the amortization of fees associated with our third-party gift card sales net of the amortization of gift card breakage income. These amounts are amortized over a period consistent with the historic redemption pattern of the associated gift cards.

Franchise Royalties and Fees.   Franchise royalties consist of royalties, as defined in our franchise agreements, paid to us by domestic and international franchisees. Domestic and international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory. The terms of the international agreements may vary significantly from our domestic agreements. Franchise royalties and fees also include advertising fees paid by domestic franchisees to our system-wide marketing and advertising fund and management fees paid by certain domestic franchisees for supervisory and administrative services that we perform.

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

Restaurant Other Operating Expenses.   Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, dining room and To-Go supplies, local store advertising, repairs and maintenance, equipment rent, property taxes, credit card fees and general liability insurance. Profit-sharing incentive compensation expenses earned by our restaurant managing partners and market partners are also included in restaurant other operating expenses.

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

Interest Expense (Income), Net.   Interest expense (income), net includes interest expense on our debt or financing obligations including the amortization of loan fees reduced by earnings on cash and cash equivalents.

Equity (Loss) Income from Unconsolidated Affiliates.   As of March 31, 2020 and March 26, 2019, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of March 31, 2020 and March 26, 2019, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity (loss) income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries at March 31, 2020 and March 26, 2019 included 20 majority-owned restaurants, all of which were open.

Q1 2020 Financial Highlights

Total revenue decreased $38.1 million, or 5.5%, to $652.5 million in Q1 2020 compared to $690.6 million in Q1 2019 primarily due to a decrease in average unit volumes driven by a decrease in comparable restaurant sales. While store weeks increased 5.3%, comparable restaurant sales decreased 8.4%. The decrease in average unit volumes is primarily due to the temporary closure of our dining rooms in mid-March related to the pandemic.

Restaurant margin dollars decreased $44.0 million, or 35.9%, to $78.6 million in Q1 2020 compared to $122.6 million in Q1 2019 and restaurant margin, as a percentage of restaurant and other sales, decreased to 12.1% in Q1 2020 compared to 17.9% in Q1 2019. The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to lower sales along with higher labor and other operating costs partially offset by lower cost of sales. See further discussion of the specific drivers included below.

Net income decreased $34.4 million, or 68.2%, to $16.0 million in Q1 2020 compared to $50.4 million in Q1 2019 primarily due to lower restaurant margin dollars partially offset by lower income taxes. Diluted earnings per share decreased 67.1% to $0.23 in Q1 2020 from $0.70 in Q1 2019.

Results of Operations

	13 Weeks Ended
	March 31, 2020		March 26, 2019
	$	%	$	%
	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	647,626	99.2	685,117	99.2
Franchise royalties and fees	4,898	0.8	5,491	0.8
Total revenue	652,524	100.0	690,608	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	210,180	32.5	223,712	32.7
Labor	241,079	37.2	223,880	32.7
Rent	13,471	2.1	13,128	1.9
Other operating	104,289	16.1	101,802	14.9
(As a percentage of total revenue)
Pre-opening	5,112	0.8	3,868	0.6
Depreciation and amortization	29,054	4.5	27,773	4.0
Impairment and closure, net	595	NM	17	NM
General and administrative	32,954	5.1	35,983	5.2
Total costs and expenses	636,734	97.6	630,163	91.2
Income from operations	15,790	2.4	60,445	8.8
Interest expense (income), net	69	0.0	(754)	(0.1)
Equity (loss) income from investments in unconsolidated affiliates	(508)	(0.1)	113	0.0
Income before taxes	15,213	2.3	61,312	8.9
Income tax (benefit) expense	(1,939)	(0.3)	9,119	1.3
Net income including noncontrolling interests	17,152	2.6	52,193	7.6
Net income attributable to noncontrolling interests	1,123	0.2	1,803	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	16,029	2.5	50,390	7.3

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended
	March 31, 2020	March 26, 2019

Income from operations	$15,790	$60,445

Less:
Franchise royalties and fees	4,898	5,491

Add:
Pre-opening	5,112	3,868
Depreciation and amortization	29,054	27,773
Impairment and closure, net	595	17
General and administrative	32,954	35,983
Restaurant margin	$78,607	$122,595

Restaurant margin $/store week	$11,695	$19,197
Restaurant margin (as a percentage of restaurant and other sales)	12.1%	17.9%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 31, 2019	611	581	28	2
Company openings	5	4	1	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	—	—	—	—
Balance at March 31, 2020	617	586	29	2

	March 31, 2020	March 26, 2019
Company - Texas Roadhouse	488	468
Company - Bubba's 33	29	25
Company - Other	2	2
Franchise - Texas Roadhouse - U.S.	70	69
Franchise - Texas Roadhouse - International	28	24
Total (1)	617	588
(1)	Includes one domestic Company – Texas Roadhouse and 22 Franchise – Texas Roadhouse – International locations that are temporarily closed.

Q1 2020 (13 weeks) compared to Q1 2019 (13 weeks)

Restaurant and Other Sales.  Restaurant and other sales decreased by 5.5% in Q1 2020 as compared to Q1 2019. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2020	Q1 2019
Company Restaurants:
Increase in store weeks	5.3%	5.6%
(Decrease) increase in average unit volume	(8.5)%	4.6%
Other(1)	(2.1)%	0.1%
Total (decrease) increase in restaurant sales	(5.3)%	10.3%
Other sales(2)	(0.2)%	(0.2)%
Total (decrease) increase in restaurant and other sales	(5.5)%	10.1%

Store weeks	6,721	6,386
Comparable restaurant sales growth	(8.4)%	5.2%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	(8.2)%	5.1%
Average unit volume (in thousands)	$1,283	$1,401

Weekly sales by group:
Comparable restaurants (452 and 429 units, respectively)	$98,979	$109,634
Average unit volume restaurants (20 and 22 units, respectively)(3)	$91,373	$98,938
Restaurants less than six months old (16 and 17 units, respectively)	$97,353	$113,880
(1)	Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(2)	Other sales, for Q1 2020, represented $7.8 million related to the amortization of third-party gift card fees net of $3.7 million related to the amortization of gift card breakage income. For Q1 2019, other sales represented $7.1 million related to the amortization of third-party gift card fees net of $3.8 million related to the amortization of gift card breakage income. The increase in all amounts is primarily due to continued growth in our third-party gift card program.
(3)	Average unit volume restaurants include restaurants open a full six and up to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period.

The decrease in restaurant sales for Q1 2020 is primarily attributable to the decrease in average unit volumes, driven by a decline in comparable restaurant sales, partially offset by an increase in store weeks. Comparable restaurant sales increased 8.0% and 4.2% for our January and February periods, respectively. These increases were driven by increased guest traffic and an increase in per person average check of 3.5%.

Comparable restaurant sales decreased 29.7% for our March period as we temporarily closed our dining rooms and shifted to a To-Go only model as a result of the pandemic. Our expanded To-Go model, which includes a curbside and/or drive-up operating model, allows guests to order via phone, through our mobile app, or once on site. In addition to our regular menu, we have also added family value packs which include four entrees with an assortment of sides. We also have added ready-to-grill steaks and pork that allow customers to order their preferred cut of meat to prepare at home. As a result of this significant change in our operating model and in the products which we are currently offering, we do not believe that our per person average check and guest traffic counts, beginning with our March 2020 period, provide a meaningful comparison to the prior year period. As such, these amounts have not been disclosed for Q1 2020.

We opened four Texas Roadhouse restaurants and one Bubba’s 33 restaurant in Q1 2020. As a result of the pandemic, we are only continuing construction on nine restaurants that are substantially complete and have delayed construction on remaining locations in our pipeline. This was done to preserve cashflow and to avoid expected construction delays from the pandemic. We expect that several of these restaurants will not open until the dining rooms in their area are allowed to re-open. The remaining stores in our pipeline remain under evaluation as to when we will resume or start construction.

Franchise Royalties and Fees.  Franchise royalties and fees decreased by $0.6 million, or by 10.8%, in Q1 2020 from Q1 2019. The decrease is due to lower average unit volume, driven by a comparable restaurant sales decrease of 9.4% at domestic and international franchise stores. This comparable sales decrease includes the impact of 22 international locations that were temporarily closed as of the end of the quarter. This decrease was slightly offset by the opening of new franchise restaurants.

Additionally, in Q1 2020 we waived royalties of $0.2 million for international franchisees in countries that were significantly impacted by the pandemic. We also made royalty deferral arrangements for many of our domestic and international franchisees. We believe collection of these royalties remains probable and have continued to record royalty revenue related to these deferred royalties. We have agreed to waive or defer royalties for our franchisees through the end of our Q2 2020 fiscal quarter.

Our existing franchise restaurant partners opened one domestic Texas Roadhouse restaurant in Q1 2020.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant and other sales, decreased to 32.5% in Q1 2020 from 32.7% in Q1 2019. The decrease is primarily due to the benefit of menu pricing actions and the benefit of a shift to lower priced menu items, partially offset by commodity inflation of 1.4%.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 37.2% in Q1 2020 compared to 32.7% in Q1 2019. This increase was primarily due to relief payments and increased benefits provided to our hourly restaurant employees related to the pandemic, higher wage rates and labor inefficiencies, higher costs associated with health insurance and a decrease in average unit volume. In March 2020, we incurred costs of $10.7 million for relief pay and benefits for our hourly employees. This pay was based on their level of hours worked prior to the pandemic and indexed for tenure. In addition, we enhanced certain sick pay and accrued vacation benefits and also provided a premium holiday on health insurance. We also experienced higher wage rates and labor inefficiencies as a significant number of employees were moved from a tipped wage rate to a non-tipped wage rate as a result of our change in operating model. Finally, higher health insurance costs were primarily driven by a $2.3 million increase in claim costs in Q1 2020. This was due to a significant increase in high dollar claims that were below our retention level. We do not believe this increase is due to any pandemic related claims.

In addition, we expect to take further compensation actions to support our restaurant level employees during the pandemic to ensure that our dining rooms are properly staffed with experienced team members once they re-open.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, increased to 2.1% in Q1 2020 compared to 1.9% in Q1 2019. This increase was due to the decrease in average unit volume along with higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, increased to 16.1% in Q1 2020 compared to 14.9% in Q1 2019. The increase is due to higher supplies, utilities, and general liability insurance expenses and a decrease in average unit volume partially offset by lower incentive compensation expense. Higher supplies expense is due to an increase in To-Go supplies due to the temporary changes in our operating model. Higher general liability insurance is due to a $1.3 million unfavorable adjustment to our quarterly insurance reserve compared to a $0.8 million unfavorable adjustment in Q1 2019. Lower incentive compensation expense is due to lower restaurant profitability.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $5.1 million in Q1 2020 from $3.9 million in Q1 2019. This increase was primarily due to the timing of restaurant openings as average pre-opening expenses incurred for each restaurant remained relatively unchanged. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.5% in Q1 2020 compared to 4.0% in Q1 2019. This increase was primarily due to a decrease in average volume and higher depreciation at new restaurants.

Impairment and Closure Costs, Net. Impairment and closure costs, net was $0.6 million in Q1 2020. This includes the impairment of the operating lease right-of-use assets for one underperforming store that was closed in April 2020 and one that was relocated during the period.

General and Administrative Expenses. G&A, as a percentage of total revenue, decreased to 5.1% in Q1 2020 compared to 5.2% in Q1 2019. The decrease was primarily due to lower performance based stock compensation expense and lower incentive compensation costs partially offset by a decrease in average unit volume.

In addition, as a result of the pandemic, our executive and leadership teams voluntarily agreed to reductions of salary and bonus for all or part of the remainder of our fiscal year 2020. Also, each non-employee member of our Board of Directors has also volunteered to forgo their director and committee fees and any cash retainers for the remainder of our fiscal year 2020.

Interest Expense (Income), Net.  Interest expense was $0.1 million in Q1 2020 compared to interest income of $0.8 million in Q1 2019 primarily driven by reduced earnings on our cash and cash equivalents and interest expense associated with the additional borrowings of $190.0 million on our credit facility in March 2020.

Equity (Loss) Income from Unconsolidated Affiliates.  Equity loss was $0.5 million in Q1 2020 compared to equity income of $0.1 million in Q1 2019. This decrease was due to an impairment charge recorded in Q1 2020 related to our investment in a foreign joint venture.

Income Tax (Benefit) Expense. Our effective tax rate decreased to (12.7%) in Q1 2020 compared to 14.9% in Q1 2019 primarily due to the significant decrease in our pre-tax income. As a result, the impact of our FICA tip and Work opportunity tax credits had a more significant impact to our effective tax rate. Additionally, these credits exceeded our federal liability in Q1 2020 but we expect to utilize these credits in the current year or by carrying back to our 2019 tax year.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 31, 2020	March 26, 2019
Net cash provided by operating activities	$21,716	$111,415
Net cash used in investing activities	(44,505)	(42,044)
Net cash provided by (used in) financing activities	145,516	(27,389)
Net increase in cash and cash equivalents	$122,727	$41,982

Net cash provided by operating activities was $21.7 million in Q1 2020 compared to $111.4 million in Q1 2019. This decrease was primarily due to changes in working capital and a decrease in net income. The decrease in cash generated from changes in working capital is primarily due to decreases in accounts payable, income taxes payable and accrued wages partially offset by a decrease in accounts receivable.

Typically, our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth. As previously discussed, all of our restaurants temporarily closed their dining rooms due to the pandemic and we may not be able to generate sufficient cash to cover all of our operations until they can re-open at full capacity. In addition, we cannot predict how quickly our guests will return to our restaurants once such restrictions have been lifted or the impact this will have on consumer spending habits.

Net cash used in investing activities was $44.5 million in Q1 2020 compared to $42.0 million in Q1 2019. The increase was primarily due to an increase in capital expenditures partially offset by the proceeds received related to a sale leaseback transaction at one location. The increase in capital expenditures was primarily due to the relocation of existing restaurants.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of March 31, 2020, we had developed 147 of the 519 company restaurants on land in which we own.

The following table presents a summary of capital expenditures (in thousands):

	Q1 2020	Q1 2019
New company restaurants	$19,124	$17,233
Refurbishment of existing restaurants	12,902	12,317
Relocation of existing restaurants	11,188	4,960
Capital expenditures related to Support Center office	3,458	7,534
Total capital expenditures	$46,672	$42,044

As a result of the pandemic, we are only continuing construction on nine restaurants, including one relocation site, that are substantially complete and have delayed construction on remaining locations in our pipeline. This was done to preserve cashflow and to avoid expected construction delays from the pandemic. Our capital requirements for the remainder of the year will primarily depend on when we can resume our normal development schedule.

Net cash provided by financing activities was $145.5 million in Q1 2020 compared to cash used in financing activities of $27.4 million in Q1 2019. The increase is primarily due to borrowings under our revolving credit facility partially offset by an increase in share repurchases and dividends paid.

In light of the current uncertainty in the global markets resulting from the pandemic and notwithstanding our healthy cash balance previously described in our Annual Report on Form 10-K for fiscal year ended December 31, 2019, in March 2020 we increased our borrowings as a precautionary measure in order to bolster our cash position and enhance financial flexibility. The proceeds from these borrowings, which totaled $190 million, are being held on our balance sheet and may in the future be used for general corporate purposes, including, without limitation, working capital, capital expenditures in the ordinary course of business, or other lawful corporate purposes, all in accordance with and subject to the terms and conditions of the Amended Credit Agreement (defined below). On May 11, 2020, as a precautionary measure to further enhance financial flexibility, we amended the revolving credit facility to increase the amount available under the facility by $82.5 million. In addition, we provided notice to the lenders of our intent to draw down $50.0 million of the increased amount. If the pandemic continues to adversely impact our business for a significant period of time, we may need to further increase the credit facility and/or seek other sources of liquidity. There is no guarantee that we can increase the credit facility or that additional liquidity will be readily available or available at favorable terms.

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During Q1 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity.

On March 17, 2020, our Board of Directors authorized the payment of a cash dividend of $0.36 per share of common stock. The payment of this dividend totaling $25.0 million was distributed on March 27, 2020 to shareholders of record at the close of business on March 11, 2020. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends of the Company’s common stock, effective with respect to dividends occurring after March 27, 2020.

We paid distributions of $1.8 million and $1.6 million to equity holders of all 20 majority-owned company restaurants in Q1 2020 and Q1 2019, respectively.

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

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at the London Interbank Offered Rate plus a margin of 0.875% to 1.875% and to pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. As noted above, in March 2020, we borrowed $190.0 million under our revolving credit facility. The weighted-average interest rate for the revolving credit facility as of March 31, 2019 and December 31, 2019 was 1.64% and 2.64%, respectively. As of March 31, 2020, we had $190.0 million outstanding under our revolving credit facility and $1.8 million of availability, net of $8.2 million of outstanding letters of credit.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of March 31, 2020.

On May 11, 2020, we amended the revolving credit facility to increase the amount available under the facility by $82.5 million. The amendment modified the financial covenants and the pricing through the end of our Q1 2021 fiscal quarter. As of May 11, 2020, we had $190.0 million outstanding under the revolving credit facility at an interest rate of 2.27% based on the pricing per the amendment.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of March 31, 2020 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligation	$190,000	$—	$190,000	$—	$—
Obligation under finance lease	2,113	—	—	—	2,113
Interest(1)	12,145	3,396	4,720	570	3,459
Operating lease obligations	1,010,893	53,516	109,770	110,093	737,514
Capital obligations	141,058	141,058	—	—	—
Total contractual obligations(2)	$1,356,209	$197,970	$304,490	$110,663	$743,086
(1)	Includes interest on our revolving credit facility and interest on a finance lease. Uses interest rates on our revolving credit facility as of March 31, 2020 for our variable rate debt. We assumed $190.0 million remains outstanding on our revolving credit facility until the expiration date. We calculated interest rate payments on the revolving credit facility using an interest rate of 1.64%, which was the weighted average interest rate on our revolving credit facility at March 31, 2020. We assumed a constant interest rate until maturity on our finance lease.
(2)	Unrecognized tax benefits under ASC 740, Income Taxes, are immaterial and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Guarantees

As of March 31, 2020 and December 31, 2019, we are contingently liable for $13.7 million and $13.9 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 31, 2020 and December 31, 2019 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2021
Fargo, North Dakota (1)	February 2006	July 2021
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (3)	December 2013	December 2024
Louisville, Kentucky (3)(4)	December 2013	November 2023

(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable under the terms of the lease if the franchisee defaults.
(2)	As discussed in note 7 to the unaudited condensed consolidated financial statements, this restaurant is owned, in part, by our founder.
(3)	Leases associated with non-Texas Roadhouse restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875%, depending on our consolidated net leverage ratio, or the Alternate Base Rate, which is the highest of the issuing banks’ prime lending rate, the Federal Reserve Bank of New York rate plus 0.50% or the Adjusted Eurodollar Rate for a one month interest period on such day plus 1.0%. As of March 31, 2020, we had $190.0 million outstanding on our amended credit agreement, which bears interest at approximately 87.5 to 187.5 basis points (depending on our leverage ratios) over LIBOR. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.9 million.

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

We are subject to business risk as our beef supply is highly dependent upon three vendors. To date, the pandemic has not had a significant impact on our ability to source product from our suppliers. If these vendors are unable to fulfill their obligations under their contracts, we may encounter supply shortages and/or higher costs to secure adequate supplies and a possible loss of sales, any of which would harm our business.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 31, 2019, under the heading “Special Note Regarding Forward-looking Statements” and in the Form 10-K Part I, Item 1A, Risk Factors.

The following risk factor is in addition to our risk factors for the year ended December 31, 2019 that could affect our business, financial condition, or results of operations. Careful consideration should be given to the risks described below. If any of the risks and uncertainties described below actually occurs, our business, financial condition and results of operations, and the trading price of our common stock could be materially and adversely affected.

The novel coronavirus ("COVID-19") pandemic has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our business, financial condition, and results of operations, for an extended period of time.

On March 13, 2020, the COVID-19 pandemic (the “pandemic”) was declared a National Public Health Emergency. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas, placed complete restrictions on non-essential movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By March 31, 2020, the last day of our Q1 2020 fiscal quarter, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. As of May 11, 2020, the Company had re-opened the dining rooms in approximately 160 of our company-owned restaurants under various limited capacity restrictions.

As a result of the temporary dining room closures, we have experienced a significant decrease in traffic which has severely impacted our operating results. While we have seen significant sales growth in our To-Go program, we currently do not expect these sales will generate a similar profit margin to our normal operating model. We expect our operating results to continue to be severely impacted until such time that state and local restrictions are lifted, and our dining rooms can re-open at full capacity. We cannot predict how long the pandemic will last or when the state and local restrictions will be lifted. In addition, we cannot predict how quickly our guests will return to our restaurants once such restrictions have been lifted or the impact this will have on consumer spending habits.

The pandemic has also adversely affected our ability to open new restaurants. Due to the uncertainty in the economy and to preserve liquidity, we have delayed construction on all new restaurants that were not substantially complete as of the end of the quarter. These changes may have a material adverse effect on our ability to grow our business, particularly if these construction delays are in place for a significant amount of time.

In March 2020, we borrowed $190.0 million under our Amended Credit Agreement in order to enhance our financial flexibility. The Amended Credit Agreement also provides us the option to increase the credit facility by $200.0 million subject to certain limitations set forth in the Amended Credit Agreement. On May 11, 2020, as a precautionary measure to further enhance financial flexibility, we amended the revolving credit facility to increase the amount available under the facility by $82.5 million. If the pandemic continues to adversely impact our business for a significant period of time, we may need to further increase the credit facility and/or seek other sources of liquidity. There is no guarantee that we can increase the credit facility or that additional liquidity will be readily available or available at favorable terms.

Our suppliers could be adversely impacted by the pandemic. If our supplier’s employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the pandemic, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such interruptions.

The temporary closure of our dining rooms has resulted in decreased staffing levels at our restaurants. We have taken compensation actions to support certain restaurant employees during the pandemic, but those actions may not be enough to compensate them until such time that our dining rooms can re-open at full capacity. Those restaurant employees might seek and find other employment during the interruption, which could have a material adverse effect on our ability to properly staff our restaurants with experienced team members once we resume our normal operations.

Our restaurant operations could be further disrupted if a significant number of restaurants have employees diagnosed with COVID-19 resulting in some or all of the restaurant’s employees being quarantined and our restaurant facilities having to be disinfected. If a significant percentage of our workforce is unable to work, whether because of illness or required quarantine, our operations may be negatively impacted which could have a material adverse effect on our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2019, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. In Q1 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity in order to enhance our financial flexibility as a result of the pandemic. As of March 31, 2020, $147.8 million remains authorized for stock repurchases.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended March 31, 2020 in connection with the repurchase programs described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
January 1 to January 28	43,795	$56.60	43,795	$157,899,316
January 29 to February 25	—	$—	—	$157,899,316
February 26 to March 31	208,614	$48.62	208,614	$147,756,786

Total	252,409		252,409

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

First Amendment to 2018 Employment Agreement between Texas Roadhouse Management Corp. and W. Kent Taylor entered into as of March 24, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2020 (File No. 000-50972))

10.2

First Amendment to 2018 Employment Agreement between Texas Roadhouse Management Corp. and Doug Thompson entered into as of April 6, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2020 (File No. 000-50972))

10.3

First Amendment to 2018 Employment Agreement between Texas Roadhouse Management Corp. and S. Chris Jacobsen entered into as of April 6, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 6, 2020 (File No. 000-50972))

10.4

First Amendment to 2018 Employment Agreement between Texas Roadhouse Management Corp. and Tonya Robinson entered into as of April 6, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 6, 2020 (File No. 000-50972))

10.5

First Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2020 by and among Texas Roadhouse, Inc., and the lenders named therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 11, 2020 (File 000-50972))

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

TEXAS ROADHOUSE, INC.

Date: May 11, 2020	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chairman, Chief Executive Officer and President (principal executive officer)

Date: May 11, 2020	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)