Form 10-Q
period 2020-06-30
Texas Roadhouse, Inc.
filed 2020-08-07
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock outstanding were 69,403,969 on July 29, 2020.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$282,493	$107,879
Receivables, net of allowance for doubtful accounts of $28 at June 30, 2020 and $12 at December 31, 2019	30,285	99,305
Inventories, net	23,102	20,267
Prepaid income taxes	9,306	2,015
Prepaid expenses	14,191	18,433
Total current assets	359,377	247,899
Property and equipment, net of accumulated depreciation of $723,320 at June 30, 2020 and $678,988 at December 31, 2019	1,072,173	1,056,563
Operating lease right-of-use assets, net	517,260	499,801
Goodwill	124,748	124,748
Intangible assets, net of accumulated amortization of $14,020 at June 30, 2020 and $14,141 at December 31, 2019	993	1,234
Other assets	55,933	53,320
Total assets	$2,130,484	$1,983,565
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$17,913	$17,263
Current maturities of long-term debt	50,000	—
Accounts payable	63,363	61,653
Deferred revenue-gift cards	156,362	209,258
Accrued wages	33,889	39,699
Income taxes payable	767	—
Accrued taxes and licenses	24,334	30,433
Other accrued liabilities	55,614	58,914
Total current liabilities	402,242	417,220
Operating lease liabilities, net of current portion	557,543	538,710
Long-term debt	190,000	—
Restricted stock and other deposits	8,339	8,249
Deferred tax liabilities, net	11,760	22,695
Other liabilities	77,881	65,522
Total liabilities	1,247,765	1,052,396
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,403,969 and 69,400,252 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	69	69
Additional paid-in-capital	135,068	140,501
Retained earnings	733,136	775,649
Accumulated other comprehensive loss	(252)	(225)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	868,021	915,994
Noncontrolling interests	14,698	15,175
Total equity	882,719	931,169
Total liabilities and equity	$2,130,484	$1,983,565

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2020	June 25, 2019	June 30, 2020	June 25, 2019
Revenue:
Restaurant and other sales	$473,090	$684,373	$1,120,716	$1,369,490
Franchise royalties and fees	3,335	5,455	8,233	10,946
Total revenue	476,425	689,828	1,128,949	1,380,436
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	164,041	221,266	374,221	444,978
Labor	194,622	225,490	435,701	449,370
Rent	13,251	13,051	26,722	26,179
Other operating	89,348	103,811	193,637	205,613
Pre-opening	4,290	4,197	9,402	8,065
Depreciation and amortization	29,016	28,454	58,070	56,227
Impairment and closure, net	(440)	316	155	333
General and administrative	29,615	39,960	62,569	75,943
Total costs and expenses	523,743	636,545	1,160,477	1,266,708
(Loss) income from operations	(47,318)	53,283	(31,528)	113,728
Interest expense (income), net	1,030	(691)	1,099	(1,445)
Equity (loss) income from investments in unconsolidated affiliates	(90)	141	(598)	254
(Loss) income before taxes	$(48,438)	$54,115	$(33,225)	$115,427
Income tax (benefit) expense	(15,132)	7,427	(17,071)	16,546
Net (loss) income including noncontrolling interests	(33,306)	46,688	$(16,154)	$98,881
Less: Net income attributable to noncontrolling interests	247	1,843	1,370	3,646
Net (loss) income attributable to Texas Roadhouse, Inc. and subsidiaries	$(33,553)	$44,845	$(17,524)	$95,235
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax of $(4), $28, $9 and ($5), respectively	10	(82)	(27)	15
Total comprehensive (loss) income	$(33,543)	$44,763	$(17,551)	$95,250
Net (loss) income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$(0.48)	$0.63	$(0.25)	$1.33
Diluted	$(0.48)	$0.63	$(0.25)	$1.32
Weighted average shares outstanding:
Basic	69,361	71,362	69,391	71,558
Diluted	69,361	71,733	69,391	71,961
Cash dividends declared per share	$—	$0.30	$0.36	$0.60

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended June 30, 2020
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, March 31, 2020	69,310,804	$69	$129,796	$766,689	$(262)	$896,292	$14,451	$910,743
Net (loss) income	—	—	—	(33,553)	—	(33,553)	247	(33,306)
Other comprehensive income, net of tax	—	—	—	—	10	10	—	10
Shares issued under share-based compensation plans including tax effects	136,685	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(43,520)	—	(1,971)	—	—	(1,971)	—	(1,971)
Share-based compensation	—	—	7,243	—	—	7,243	—	7,243
Balance, June 30, 2020	69,403,969	$69	$135,068	$733,136	$(252)	$868,021	$14,698	$882,719

	For the 13 Weeks Ended June 25, 2019
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, March 26, 2019	71,827,836	$72	$259,050	$714,502	$(131)	$973,493	$14,654	$988,147
Net income	—	—	—	44,845	—	44,845	1,843	46,688
Other comprehensive loss, net of tax	—	—	—	—	(82)	(82)	—	(82)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,731)	(1,731)
Dividends declared ($0.30 per share)	—	—	—	(21,224)	—	(21,224)	—	(21,224)
Shares issued under share-based compensation plans including tax effects	103,289	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(32,898)	—	(1,869)	—	—	(1,869)	—	(1,869)
Repurchase of shares of common stock	(2,096,677)	(2)	(112,050)	—	—	(112,052)		(112,052)
Share-based compensation	—	—	7,741	—	—	7,741	—	7,741
Balance, June 25, 2019	69,801,550	$70	$152,872	$738,123	$(213)	$890,852	$14,766	$905,618

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 26 Weeks Ended June 30, 2020
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 31, 2019	69,400,252	$69	$140,501	$775,649	$(225)	$915,994	$15,175	$931,169
Net (loss) income	—	—	—	(17,524)	—	(17,524)	1,370	(16,154)
Other comprehensive loss, net of tax	—	—	—	—	(27)	(27)	—	(27)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,847)	(1,847)
Dividends declared ($0.36 per share)	—	—	—	(24,989)	—	(24,989)	—	(24,989)
Shares issued under share-based compensation plans including tax effects	388,477	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(132,351)	—	(7,302)	—	—	(7,302)	—	(7,302)
Repurchase of shares of common stock	(252,409)	—	(12,621)	—	—	(12,621)	—	(12,621)
Share-based compensation	—	—	14,490	—	—	14,490	—	14,490
Balance, June 30, 2020	69,403,969	$69	$135,068	$733,136	$(252)	$868,021	$14,698	$882,719

	For the 26 Weeks Ended June 25, 2019
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 25, 2018	71,617,510	$72	$257,388	$688,337	$(228)	$945,569	$15,139	$960,708
Net income	—	—	—	95,235	—	95,235	3,646	98,881
Other comprehensive income, net of tax	—	—	—	—	15	15	—	15
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,346)	(3,346)
Acquisition of noncontrolling interest holders	—	—	(70)	—	—	(70)	(673)	(743)
Dividends declared ($0.60 per share)	—	—	—	(42,771)	—	(42,771)	—	(42,771)
Shares issued under share-based compensation plans including tax effects	433,917	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(153,200)	—	(9,269)	—	—	(9,269)	—	(9,269)
Repurchase of shares of common stock	(2,096,677)	(2)	(112,050)	—	—	(112,052)	—	(112,052)
Cumulative effect of adoption of ASC 842, Leases, net of tax	—	—	—	(2,678)	—	(2,678)	—	(2,678)
Share-based compensation	—	—	16,873	—	—	16,873	—	16,873
Balance, June 25, 2019	69,801,550	$70	$152,872	$738,123	$(213)	$890,852	$14,766	$905,618

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 30, 2020	June 25, 2019
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(16,154)	$98,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,070	56,227
Deferred income taxes	(10,926)	(2,734)
Loss on disposition of assets	2,165	2,322
Impairment and closure costs	89	312
Equity loss (income) from investments in unconsolidated affiliates	598	(254)
Distributions of income received from investments in unconsolidated affiliates	184	346
Provision for doubtful accounts	16	(19)
Share-based compensation expense	14,490	16,873
Changes in operating working capital:
Receivables	69,004	53,894
Inventories	(2,835)	920
Prepaid expenses	4,242	1,215
Other assets	(2,790)	(7,653)
Accounts payable	(91)	(299)
Deferred revenue—gift cards	(52,896)	(72,685)
Accrued wages	(5,810)	1,733
Prepaid income taxes and income taxes payable	(6,524)	12,152
Accrued taxes and licenses	(6,099)	(381)
Other accrued liabilities	2,280	13,749
Operating lease right-of-use assets and lease liabilities	2,257	2,799
Other liabilities	12,575	9,618
Net cash provided by operating activities	61,845	187,016
Cash flows from investing activities:
Capital expenditures—property and equipment	(81,833)	(87,782)
Proceeds from sale leaseback transaction	2,167	—
Net cash used in investing activities	(79,666)	(87,782)
Cash flows from financing activities:
Proceeds from revolving credit facility	240,000	—
Debt issuance costs	(641)	—
Distributions to noncontrolling interest holders	(1,847)	(3,346)
Acquisition of noncontrolling interest	—	(743)
Proceeds from restricted stock and other deposits, net	(165)	340
Indirect repurchase of shares for minimum tax withholdings	(7,302)	(9,269)
Repurchase of shares of common stock	(12,621)	(112,050)
Dividends paid to shareholders	(24,989)	(39,452)
Net cash provided by (used in) financing activities	192,435	(164,520)
Net increase (decrease) in cash and cash equivalents	174,614	(65,286)
Cash and cash equivalents—beginning of period	107,879	210,125
Cash and cash equivalents—end of period	$282,493	$144,839
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,223	$367
Income taxes paid	$388	$7,128
Capital expenditures included in current liabilities	$11,516	$15,267

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of June 30, 2020 and December 31, 2019 and for the 13 and 26 weeks ended June 30, 2020 and June 25, 2019.

As of June 30, 2020, we owned and operated 521 restaurants and franchised an additional 96 restaurants in 49 states and ten foreign countries. Of the 521 company restaurants that were operating at June 30, 2020, 501 were wholly-owned and 20 were majority-owned. Of the 96 franchise restaurants, 70 were domestic restaurants and 26 were international restaurants. Included within these restaurant totals are one company restaurant and five international franchise restaurants that remain temporarily closed due to the global COVID-19 pandemic (the "pandemic"). These stores continue to be included in the above totals as we believe they will re-open once it is considered safe to do so.

As of June 25, 2019, we owned and operated 498 restaurants and franchised an additional 93 restaurants in 49 states and ten foreign countries. Of the 498 company restaurants that were operating at June 25, 2019, 478 were wholly-owned and 20 were majority-owned. Of the 93 franchise restaurants, 70 were domestic restaurants and 23 were international restaurants.

As of June 30, 2020 and June 25, 2019, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of June 30, 2020 and June 25, 2019, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Operating results for the 13 and 26 weeks ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 29, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the pandemic. On March 13, 2020, the COVID-19 pandemic was declared a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By March 31, 2020, the last day of our Q1 2020 fiscal quarter, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. Beginning in early May 2020, state and local guidelines began to allow dining rooms to re-open, typically at a limited capacity. By June 30, 2020, the last day of our Q2 2020 fiscal quarter, 499 of our 521 company-owned restaurants had re-opened their dining rooms under various limited capacity restrictions. Our remaining restaurants, with the exception of one that is temporarily closed, are limited to outdoor dining and/or To-Go or curbside service only.

We continue to monitor state and local plans as they move along their phased approach to re-open their economies. We have developed a hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. This includes design changes to our building to better accommodate the increased To-Go sales and the expansion of outdoor seating areas where allowed. We also installed booth partitions in all of our restaurants as an added safety measure for our guests. In addition, we have increased our already strict sanitation requirements, are conducting daily health and temperature checks for all employees before they begin their shift, and are requiring personal protective equipment to be worn by all restaurant employees at all times. As we work through the re-opening phases at each of our locations, the safety of our employees and guests remains our top priority.

As a result of the temporary dining room closures and the subsequent limited capacity restrictions for in-person dining, we have experienced a significant decrease in traffic which has impacted our operating results. While many of our dining rooms have re-opened, the capacity restrictions severely limit the number of guests we can serve. In addition, while we have seen significant sales growth in our To-Go program, even in those stores with dining rooms re-opened, we currently do not expect these sales will generate a similar profit margin and cash flows to our normal operating model. We expect our operating results to continue to be impacted until at least such time that state and local restrictions are lifted, and our dining rooms can re-open at full capacity. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, or if dining rooms will be required to close again in areas severely impacted by the pandemic. In addition, we cannot predict the overall impact on the economy or consumer spending habits. The extent of this re-opening process will determine the significance of the impact to our financial condition, financial results, and liquidity in future periods. In addition, significant items subject to estimates and assumptions including the carrying amount of property and equipment, goodwill, and lease related assets could be impacted.

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

(3)   Long-term Debt

On August 7, 2017, we entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement") with respect to our revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo Bank, N.A. The revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million with the option to increase the revolving credit facility by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. On May 11, 2020, we amended the revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million. This amount reduced the additional $200.0 million that was available under the revolving credit facility. The maturity date for the incremental revolving credit facility is May 10, 2021. The maturity date for the original revolving credit facility remains August 5, 2022.

The terms of the amendment require us to pay interest on outstanding borrowings of the original revolving credit facility at LIBOR plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. Subsequent to our Q1 2021 fiscal quarter, we are required to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 2.25% and to pay a commitment fee of 0.125% to 0.40% depending on our consolidated net leverage ratio. As of June 30, 2020, we had $190.0 million outstanding on the original revolving credit facility and $1.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our condensed consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of June 30, 2020, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our condensed consolidated balance sheet.

The weighted-average interest rate for the $240.0 million of combined borrowings on our revolving credit facility as of June 30, 2020 was 2.01%.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants. The amendment to the revolving credit facility also modified the financial covenants through the end of our Q1 2021 fiscal quarter. We were in compliance with all financial covenants as of June 30, 2020.

(4) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks ended		26 weeks ended
	June 30, 2020	June 25, 2019	June 30, 2020	June 25, 2019
Restaurant and other sales	$473,090	$684,373	$1,120,716	$1,369,490
Franchise royalties	2,766	4,814	7,054	9,671
Franchise fees	569	641	1,179	1,275
Total revenue	$476,425	$689,828	$1,128,949	$1,380,436

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third-party retailers. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third-party fees consistent with the historic redemption pattern of the associated gift card or on actual redemptions in periods where redemptions do not align with historic redemption patterns. We recognize these amounts as a component of other sales. As of June 30, 2020 and December 31, 2019, our deferred revenue balance related to gift cards was $156.4 million and $209.3 million, respectively. We recognized sales of $12.6 million and $86.1 million for the 13 and 26 weeks ended June 30, 2020, respectively, related to the amount in deferred revenue as of December 31, 2019. We recognized sales of $26.6 million and $105.0 million for the 13 and 26 weeks ended June 25, 2019, respectively, related to the amount in deferred revenue as of December 25, 2018.

(5) Income Taxes

For the 13 week periods ended June 30, 2020 and June 25, 2019, we recognized an income tax benefit of 31.2% and income tax expense of 13.7%, respectively. For the 26 week periods ended June 30, 2020 and June 25, 2019, we recognized an income tax benefit of 51.4% and income tax expense of 14.3%, respectively. For the 13 and 26 week periods ended June 30, 2020, we recognized income tax benefit using a discrete tax calculation as we were unable to reliably estimate our full year effective income tax rate. This was primarily due to the inability to estimate the increased impact of the FICA tip and Work opportunity tax credits on our effective tax rate as a result of the significant decrease in pre-tax income.

The effective tax rate decreased for the 13 and 26 week periods ended June 30, 2020, respectively, primarily due to a pre-tax loss in both periods. As a result, the impact of our FICA tip and Work opportunity tax credits had a more significant impact to our effective tax rate. In addition, the impact of these credits was the primary driver of the difference between our statutory and effective tax rates in both periods. Additionally, these credits exceeded our federal tax liability for both the 13 and 26 week periods ended June 30, 2020 but we expect to utilize these credits in the current or future years or by carrying back to our 2019 tax year.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at June 30, 2020 and December 31, 2019 was $133.2 million and $119.0 million, respectively. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As of June 30, 2020, 14 restaurants, including one relocation site, had either resumed construction or were approved to resume construction. The estimated cost of completing these 14 restaurants at June 30, 2020 was $29.3 million.

As of June 30, 2020 and December 31, 2019, we were contingently liable for $13.5 million and $13.9 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 30, 2020 and December 31, 2019 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

During the 13 and 26 weeks ended June 30, 2020, we bought most of our beef from three suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Related Party Transactions

As of June 30, 2020 and June 25, 2019, we had six franchise restaurants and one majority-owned company restaurant owned in part by certain officers of the Company. For the 13 week periods ended June 30, 2020 and June 25, 2019, these franchise entities paid us fees of $0.2 million and $0.3 million, respectively. For the 26 week periods ended June 30, 2020 and June 25, 2019, these franchise entities paid us fees of $0.5 million and $0.7 million, respectively. As disclosed in note 6, we are contingently liable on a lease related to one of these franchise restaurants.

(8)   Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding.  The diluted earnings per share calculations show the effect of the weighted-average restricted stock units from our equity incentive plans, except during loss periods as the effect would be anti-dilutive. Performance stock units are not included in the diluted earnings per share calculation until the performance-based criteria have been met.

For the 13 and 26 week periods ended June 30, 2020, there were 367,968 and 400,291 shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect. This included all outstanding RSU grants as the Company was in a net loss position for both periods. For the 13 and 26 week periods ended June 25, 2019, there were 14,925 and 4,469 shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss):

	13 Weeks Ended		26 Weeks Ended
	June 30, 2020	June 25, 2019	June 30, 2020	June 25, 2019
Net (loss) income attributable to Texas Roadhouse, Inc. and subsidiaries	$(33,553)	$44,845	$(17,524)	$95,235
Basic EPS:
Weighted-average common shares outstanding	69,361	71,362	69,391	71,558
Basic EPS	$(0.48)	$0.63	$(0.25)	$1.33
Diluted EPS:
Weighted-average common shares outstanding	69,361	71,362	69,391	71,558
Dilutive effect of nonvested stock	—	371	—	403
Shares-diluted	69,361	71,733	69,391	71,961
Diluted EPS	$(0.48)	$0.63	$(0.25)	$1.32

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 30, 2020.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 30, 2020	December 31, 2019
Deferred compensation plan—assets	1	$45,542	$44,623
Deferred compensation plan—liabilities	1	(45,473)	(44,679)

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended, (the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the amounts of the rabbi trust in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total gain (loss)
				13 Weeks Ended	26 Weeks Ended
		June 30,	December 31,	June 30,	June 30,
	Level	2020	2019	2020	2020
Long-lived assets held for use	1	$—	$1,684	$—	$—
Operating lease right-of-use assets	3	$—	$611	$—	$(501)
Investments in unconsolidated affiliates	3	$2,000	$—	$—	$(528)

Long-lived assets held for use include leasehold improvements for one restaurant that was subject to a forced relocation. This restaurant was relocated in February 2020 at which time the contractually negotiated amount for these assets was received.

Operating lease right-of-use assets include the lease related assets for one underperforming store that was permanently closed in April 2020 and one store that was relocated in February 2020. Both of these assets were reduced to a fair value of zero in Q1 2020. This resulted in a loss of $0.5 million which is included in impairment and closure, net in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the 26 weeks ended June 30, 2020. At December 31, 2019, operating lease right-of-use assets include the lease related assets for the underperforming store noted above.

Investments in unconsolidated affiliates include a 40% equity interest in a China joint venture that was reduced to fair value. This asset is valued using a Level 3 input, or the amount we expect to receive upon the sale of this investment. This resulted in a loss of $0.5 million which is included in equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the 26 weeks ended June 30, 2020.

At June 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At June 30, 2020, the fair value of our revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

(10) Share Based Compensation

On May 16, 2013, our stockholders approved the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (the "Plan"). The Plan provides for the granting of various forms of equity awards including options, stock appreciation rights, full value awards, and performance based awards. The Company provides restricted stock units ("RSUs") to employees as a form of share-based compensation. An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. In addition to RSUs, the Company provides performance stock units ("PSUs") to executives as a form of share-based compensation. A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement. The following table summarizes the share-based compensation recorded in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss):

	13 Weeks Ended		26 Weeks Ended
	June 30, 2020	June 25, 2019	June 30, 2020	June 25, 2019
Labor expense	$2,532	$2,213	$4,920	$4,349
General and administrative expense	4,711	5,528	9,570	12,524
Total share-based compensation expense	$7,243	$7,741	$14,490	$16,873

We grant PSUs to certain of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  There were no PSUs that vested during the 13 week periods ended June 30, 2020 and June 25, 2019. The total intrinsic value of PSUs vested during the 26 week periods ended June 30, 2020 and June 25, 2019 was $5.4 million and $8.8 million, respectively.

On January 8, 2020, 95,946 shares vested related to the January 2019 PSU grant and were distributed during the 13 weeks ending March 31, 2020. This included 77,000 granted shares and 18,946 incremental shares due to the grant exceeding the initial 100% target. With respect to unvested PSUs at June 30, 2020, no expense was recognized as we estimate the payout ratio will be zero. As a result, there is no unrecognized compensation cost that is expected to be recognized for the remainder of the year.

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

For the 13 week period ended June 30, 2020, we did not repurchase any shares of our common stock. For the 26 week period ended June 30, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. For the 13 and 26 week periods ended June 25, 2019, we paid approximately $112.1 million to repurchase 2,096,677 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity. As of June 30, 2020, we had $147.8 million remaining under our authorized stock repurchase program.

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

RECENT DEVELOPMENTS

On March 13, 2020, the novel coronavirus ("COVID-19") pandemic (the "pandemic") was declared a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By March 31, 2020, the last day of our Q1 2020 fiscal quarter, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. Beginning in early May 2020, state and local guidelines began to allow dining rooms to re-open, typically at a limited capacity. By June 30, 2020, the last day of our Q2 2020 fiscal quarter, 499 of our 521 company-owned restaurants had re-opened their dining rooms under various limited capacity restrictions. Our remaining restaurants, with the exception of one that is temporarily closed, are limited to outdoor dining and/or To-Go or curbside service only.

We continue to monitor state and local plans as they move along their phased approach to re-open their economies. We have developed a hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. This includes design changes to our building to better accommodate the increased To-Go sales and the expansion of outdoor seating areas where allowed. We also have installed booth partitions in all of our restaurants as an added safety measure for our guests. In addition, we have increased our already strict sanitation requirements, are conducting daily health and temperature checks for all employees before they begin their shift and are requiring personal protective equipment to be worn by all restaurant employees at all times. As we work through the re-opening phases at each of our locations, the safety of our employees and guests remains our top priority.

As a result of the temporary dining room closures and the subsequent limited capacity restrictions for in-person dining, we have experienced a significant decrease in traffic which has impacted our operating results. While many of our dining rooms have re-opened, the capacity restrictions severely limit the number of guests we can serve. In addition, while we have seen significant sales growth in our To-Go program, even in those stores with dining rooms re-opened, we currently do not expect these sales will generate a similar profit margin and cash flows to our normal operating model.

We expect our operating results to continue to be impacted until at least such time that state and local restrictions are lifted, and our dining rooms can re-open at full capacity. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, or if dining rooms will be required to close again in whole or in part in areas severely impacted by the pandemic. In addition, we cannot predict the overall impact on the economy or consumer spending habits. The impact on our operating results as well as the operational and financial measures we have implemented in response to the pandemic have been included throughout this document.

In response to the pandemic, the Company and its Board of Directors implemented the following measures in 2020 to enhance financial flexibility:

o	Decreased the number of planned new restaurants for the remainder of 2020;
o	Suspended all quarterly cash dividends occurring after March 27, 2020;
o	Suspended all share repurchase activity;
o	Expanded the capacity of the revolving credit facility and increased the borrowings by $240 million; and,
o	Decreased compensation including voluntary reductions of salary and bonus for the executive and leadership teams to make relief grants available for restaurant employees. Each non-employee member of the Board of Directors has also volunteered to forgo their director and committee fees along with any cash retainers effective immediately and continuing throughout fiscal 2020.

Effective March 27, 2020, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed to benefit companies that were significantly impacted by the pandemic. This legislation allowed for the deferral of the social security portion of the employer portion of FICA payroll taxes from the date of enactment through the end of 2020. Amounts are required to be repaid in equal installments at the end of 2021 and 2022. In addition, the CARES Act provided for small business loans that were forgivable if certain criteria were met. The Company did not pursue any of these loans on behalf of company restaurants as we believe we have sufficient alternatives for raising capital if needed.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman, chief executive officer and president, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 617 restaurants in 49 states and ten foreign countries. As of June 30, 2020, our 617 restaurants included:

●	521 "company restaurants," of which 501 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). Of the 521 restaurants we owned as of June 30, 2020, we operated 489 as Texas Roadhouse restaurants and operated 30 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment. As of June 30, 2020, one company restaurant remains temporarily closed due to the pandemic but continues to be included in the above total.

●	96 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity (loss) income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). Additionally, we provided various management services to these 24 franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 96 franchise restaurants, 70 were domestic restaurants and 26 were international restaurants. As of June 30, 2020, five international restaurants remain temporarily closed due to the pandemic but continue to be included in the above total.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 67 of the 70 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 30, 2020 and June 25, 2019 are referred to as Q2 2020 and Q2 2019, respectively. The 26 weeks ended June 30, 2020 and June 25, 2019 are referred to as 2020 YTD and 2019 YTD. Fiscal year 2020 will be 52 weeks in length, while the quarters for the year will be 13 weeks in length. Fiscal year 2019 was 53 weeks in length and, as such, the fourth quarter of fiscal 2019 was 14 weeks in length.

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

While our short-term strategies have changed due to the temporary change in our business model due to the pandemic, our long-term strategies remain unchanged. Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We will continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we will remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing Texas Roadhouse locations once the associated lease expired or as a result of eminent domain which allows us to move to a better site, update them to a current prototypical design, and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

In 2020 YTD, eight company restaurants, including two Bubba’s 33, were opened while one company restaurant closed. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As of June 30, 2020, 14 restaurants, including one relocation site, had either resumed construction or were approved to resume construction. We currently expect as many as six of these restaurants will open in Q3 2020. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditures accordingly.

In 2020 YTD, our franchise partners opened one domestic restaurant and closed two international restaurants. We currently expect our franchise partners will open four restaurants in 2020.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China and South Korea. As of June 30, 2020, we had 15 restaurants in five countries in the Middle East, three restaurants open in Taiwan, five in the Philippines and one each in Mexico, China and South Korea for a total of 26 restaurants in ten foreign countries. Due to the pandemic, five of our international locations were temporarily closed as of June 30, 2020. As of August 7, 2020, four of these locations remain closed. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and/or a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

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

Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders including the payment of dividends and repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. On February 20, 2020, our Board of Directors declared a quarterly dividend of $0.36 per share of common stock which was paid on March 27, 2020. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends on the Company’s common stock, effective with respect to dividends occurring after March 27, 2020. This was done to preserve cash flow due to the pandemic. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant. We do not expect to resume the payment of cash dividends until our cash flows from operations have stabilized.

In 2008, our Board of Directors approved our first stock repurchase program. From inception through June 30, 2020, we have paid $369.0 million through our authorized stock repurchase programs to repurchase 17,722,505 shares of our common stock at an average price per share of $20.82. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. In 2020 YTD, we paid $12.6 million to repurchase 252,409 shares of our common stock. The Company suspended all share repurchase activity on March 17, 2020, in order to preserve cash flow due to the pandemic. As of June 30, 2020, $147.8 million remains authorized for stock repurchases. We do not expect to resume the repurchase of shares until our cash flows from operations have stabilized.

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

Other Key Definitions

Restaurant and Other Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). Other sales include the amortization of fees associated with our third-party gift card sales net of the amortization of gift card breakage income. These amounts are generally amortized over a period consistent with the historic redemption pattern of the associated gift cards.

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

Restaurant Labor Expenses.   Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit-sharing incentive compensation expenses earned by our restaurant managing partners and market partners. These profit-sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share-based compensation expense related to restaurant-level management employees.

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

Equity (Loss) Income from Unconsolidated Affiliates.   As of June 30, 2020 and June 25, 2019, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of June 30, 2020 and June 25, 2019, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity (loss) income from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries at June 30, 2020 and June 25, 2019 included 20 majority-owned restaurants, all of which were open.

Q2 2020 Financial Highlights

Total revenue decreased $213.4 million, or 30.9%, to $476.4 million in Q2 2020 compared to $689.8 million in Q2 2019 primarily due to a decrease in average unit volumes driven by a decrease in comparable restaurant sales. While store weeks increased 4.4%, comparable restaurant sales decreased 32.8%. The decrease in average unit volumes is primarily due to the temporary closure of our dining rooms and subsequent re-opening at limited capacity related to the pandemic.

Restaurant margin dollars decreased $108.9 million, or 90.2%, to $11.8 million in Q2 2020 compared to $120.8 million in Q2 2019 and restaurant margin, as a percentage of restaurant and other sales, decreased to 2.5% in Q2 2020 compared to 17.6% in Q2 2019. The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to lower sales along with higher labor, other operating costs and cost of sales. See further discussion of the specific drivers included below.

Net income decreased $78.4 million, or 174.8%, to a net loss of $33.6 million in Q2 2020 compared to net income of $44.8 million in Q2 2019 primarily due to lower restaurant margin dollars partially offset by lower income taxes and lower general and administrative expenses. Diluted (loss) earnings per share decreased 177.4% to ($0.48) in Q2 2020 from $0.63 in Q2 2019.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 30, 2020		June 25, 2019		June 30, 2020		June 25, 2019
	$	%	$	%	$	%	$	%

	(In thousands)				(In thousands)
Consolidated Statements of Income (Loss):
Revenue:
Restaurant and other sales	473,090	99.3	684,373	99.2	1,120,716	99.3	1,369,490	99.2
Franchise royalties and fees	3,335	0.7	5,455	0.8	8,233	0.7	10,946	0.8
Total revenue	476,425	100.0	689,828	100.0	1,128,949	100.0	1,380,436	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	164,041	34.7	221,266	32.3	374,221	33.4	444,978	32.5
Labor	194,622	41.1	225,490	32.9	435,701	38.9	449,370	32.8
Rent	13,251	2.8	13,051	1.9	26,722	2.4	26,179	1.9
Other operating	89,348	18.9	103,811	15.2	193,637	17.3	205,613	15.0
(As a percentage of total revenue)
Pre-opening	4,290	0.9	4,197	0.6	9,402	0.8	8,065	0.6
Depreciation and amortization	29,016	6.1	28,454	4.1	58,070	5.1	56,227	4.1
Impairment and closure, net	(440)	NM	316	NM	155	NM	333	NM
General and administrative	29,615	6.2	39,960	5.8	62,569	5.5	75,943	5.5
Total costs and expenses	523,743	109.9	636,545	92.3	1,160,477	102.8	1,266,708	91.8
(Loss) income from operations	(47,318)	(9.9)	53,283	7.7	(31,528)	(2.8)	113,728	8.2
Interest expense (income), net	1,030	0.2	(691)	(0.1)	1,099	0.1	(1,445)	(0.1)
Equity (loss) income from investments in unconsolidated affiliates	(90)	(0.0)	141	0.0	(598)	(0.1)	254	0.0
(Loss) income before taxes	(48,438)	(10.2)	54,115	7.8	(33,225)	(2.9)	115,427	8.4
Income tax (benefit) expense	(15,132)	(3.2)	7,427	1.1	(17,071)	(1.5)	16,546	1.2
Net (loss) income including noncontrolling interests	(33,306)	(7.0)	46,688	6.8	(16,154)	(1.4)	98,881	7.2
Net income attributable to noncontrolling interests	247	0.1	1,843	0.3	1,370	0.1	3,646	0.3
Net (loss) income attributable to Texas Roadhouse, Inc. and subsidiaries	(33,553)	(7.0)	44,845	6.5	(17,524)	(1.6)	95,235	6.9

NM — Not meaningful

	Reconciliation of (Loss) Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended		26 Weeks Ended
	June 30, 2020	June 25, 2019	June 30, 2020	June 25, 2019

(Loss) income from operations	$(47,318)	$53,283	$(31,528)	$113,728

Less:
Franchise royalties and fees	3,335	5,455	8,233	10,946

Add:
Pre-opening	4,290	4,197	9,402	8,065
Depreciation and amortization	29,016	28,454	58,070	56,227
Impairment and closure, net	(440)	316	155	333
General and administrative	29,615	39,960	62,569	75,943
Restaurant margin	$11,828	$120,755	$90,435	$243,350

Restaurant margin $/store week	$1,754	$18,692	$6,717	$18,943
Restaurant margin (as a percentage of restaurant and other sales)	2.5%	17.6%	8.1%	17.8%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 31, 2019	611	581	28	2
Company openings	8	6	2	—
Company closings	(1)	(1)	—	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	—	—	—	—
Franchise closings - International	(2)	(2)	—	—
Balance at June 30, 2020	617	585	30	2

	June 30, 2020	June 25, 2019
Company - Texas Roadhouse	489	471
Company - Bubba's 33	30	25
Company - Other	2	2
Franchise - Texas Roadhouse - U.S.	70	70
Franchise - Texas Roadhouse - International	26	23
Total (1)	617	591
(1)	Includes one domestic company-owned and five international franchise locations that are temporarily closed.

Q2 2020 (13 weeks) compared to Q2 2019 (13 weeks) and 2020 YTD (26 weeks) compared to 2019 YTD (26 weeks)

Restaurant and Other Sales.  Restaurant and other sales decreased by 30.9% in Q2 2020 as compared to Q2 2019 and by 18.2% in 2020 YTD compared to 2019 YTD. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2020	Q2 2019	2020 YTD	2019 YTD
Company Restaurants:
Increase in store weeks	4.4%	5.2%	4.8%	5.4%
(Decrease) increase in average unit volume	(32.5)%	4.2%	(20.4)%	4.4%
Other(1)	(2.9)%	0.4%	(2.6)%	0.2%
Total (decrease) increase in restaurant sales	(31.0)%	9.8%	(18.2)%	10.0%
Other sales(2)	0.1%	(0.1)%	0.0%	(0.1)%
Total (decrease) increase in restaurant and other sales	(30.9)%	9.7%	(18.2)%	9.9%

Store weeks	6,742	6,460	13,463	12,846
Comparable restaurant sales growth	(32.8)%	4.7%	(20.5)%	5.0%

Texas Roadhouse restaurants only:
Comparable restaurant sales growth	(32.4)%	4.6%	(20.2)%	4.9%
Average unit volume (in thousands)	$935	$1,384	$2,218	$2,786

Weekly sales by group:
Comparable restaurants (454 and 434 units, respectively)	$72,005	$107,590
Average unit volume restaurants (20 units for both periods)(3)	$69,174	$98,426
Restaurants less than six months old (15 and 17 units, respectively)	$61,781	$115,233
(1)	Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(2)	Other sales, for Q2 2020, represented $1.7 million related to the amortization of third-party gift card fees net of $1.0 million related to the amortization of gift card breakage income. For Q2 2019, other sales represented $4.7 million related to the amortization of third-party gift card fees net of $2.3 million related to the amortization of gift card breakage income. For 2020 YTD, other sales represent $9.5 million related to amortization of third party gift card fees net of $4.7 million related to the amortization of gift card breakage income. For 2019 YTD, other sales represent $11.7 million related to amortization of third party gift card fees net of $6.0 million related to the amortization of gift card breakage income. The decrease in all amounts is primarily due to a decrease in gift card redemptions.
(3)	Average unit volume restaurants include restaurants open a full six and up to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period.

The decrease in restaurant sales for Q2 2020 and 2020 YTD is primarily attributable to the decrease in average unit volumes, driven by a decline in comparable restaurant sales, partially offset by an increase in store weeks. In March, we temporarily closed our dining rooms and shifted to a To-Go only model as a result of the pandemic. Our expanded To-Go model, which includes a curbside and/or drive-up operating model, allows guests to order via phone, through our mobile app, on-line, or once on site. In addition to our regular menu, we also added family value packs which include four entrees with an assortment of sides. We also added ready-to-grill steaks and pork that allow customers to order their preferred cut of meat to prepare at home. In May, many state and local guidelines began easing restrictions by allowing restaurants to open with various limited capacity restrictions. As the dining rooms were allowed to re-open, we implemented a hybrid operating model with limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. With this implementation we significantly reduced our offerings around the family value packs and the ready-to-grill steaks and pork. As of June 30, 2020, 499 of our company-owned restaurants were open at limited capacity. Comparable restaurant sales decreased 46.7%, 41.9% and 14.1% for our April, May and June periods, respectively. The improvement per month was driven by the re-opening of our dining rooms.

As a result of this significant change in our operating model, we do not believe that our per person average check and guest traffic counts provide a meaningful comparison to the prior year period. As such, these amounts have not been disclosed for Q2 2020 or 2020 YTD.

We opened six Texas Roadhouse restaurants and two Bubba’s 33 restaurants in 2020 YTD. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As of June 30, 2020, 14 restaurants, including one relocation site, had either resumed construction or were approved to resume construction. We currently expect as many as six of these restaurants will open in Q3 2020. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditures accordingly.

Franchise Royalties and Fees.  Franchise royalties and fees decreased by $2.1 million, or by 38.9%, in Q2 2020 from Q2 2019 and decreased $2.7 million, or by 24.8%, in 2020 YTD from 2019 YTD. The decreases in both periods were due to lower average unit volume, driven by comparable restaurant sales decreases at domestic and international franchise stores partially offset by the opening of new franchise restaurants. Comparable restaurant sales at domestic and international franchise stores decreased 38.2% and 23.4% for Q2 2020 and 2020 YTD, respectively. These comparable sales decreases include the impact of international locations that were temporarily closed during both periods including five as of the end of the quarter.

Additionally, in Q2 2020 and 2020 YTD, we waived royalties of $0.1 million and $0.3 million, respectively, for international franchisees in countries that were significantly impacted by the pandemic. We also made royalty deferral arrangements for many of our domestic and international franchisees. We believe collection of these royalties remains probable and have continued to record royalty revenue related to these deferred royalties. The majority of these royalty waiver and deferral arrangements were through the end of our Q2 2020 fiscal quarter.

Our existing franchise restaurant partners opened one domestic Texas Roadhouse restaurant and closed two international franchise restaurants in 2020 YTD.

Restaurant Cost of Sales.  Restaurant cost of sales, as a percentage of restaurant and other sales, increased to 34.7% in Q2 2020 from 32.3% in Q2 2019 and increased to 33.4% in 2020 YTD from 32.5% in 2019 YTD. These increases were primarily due to the mix of menu items sold and higher commodity inflation. Commodity inflation was approximately 2.9% and 2.0% for Q2 2020 and 2020 YTD, respectively, primarily driven by higher beef costs.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 41.1% in Q2 2020 compared to 32.9% in Q2 2019 and increased to 38.9% in 2020 YTD from 32.8% in 2019 YTD. The increase in both periods was primarily due to higher wage rates, increased benefits provided to our hourly restaurant employees related to the pandemic, higher costs associated with health insurance, and a decrease in average unit volume.

Higher wage rates in both periods were due to a significant number of employees moving from a tipped wage rate to a non-tipped wage due to the significant increase in To-Go sales. In addition, we incurred costs of $4.7 million and $15.4 million in Q2 2020 and 2020 YTD, respectively, for relief pay and benefits for our hourly employees. This pay was based on their level of hours worked prior to the pandemic and indexed for tenure. In addition, we enhanced certain sick pay and accrued vacation benefits and also provided a premium holiday on health insurance. Finally, higher health insurance costs in both periods were due to rate and enrollment increases. In Q2 2020, these costs were partially offset by a decrease in claim costs of $1.0 million. In 2020 YTD, claim costs increased $1.3 million primarily due to unfavorable claims experience in Q1 2020.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, increased to 2.8% in Q2 2020 compared to 1.9% in Q2 2019 and increased to 2.4% in 2020 YTD compared to 1.9% in 2019 YTD. These increases were due to the decrease in average unit volume along with higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, increased to 18.9% in Q2 2020 compared to 15.2% in Q2 2019 and increased to 17.3% in 2020 YTD compared to 15.0% in 2019 YTD. These increases were due to a decrease in average unit volumes and higher supplies expense, partially offset by lower laundry and linen expense. Higher supplies expense was due to an increase in To-Go supplies, personal protective equipment, and other costs to support our current hybrid operating model. In addition, due to the significant decrease in average unit volumes, expenses that are largely fixed including utilities, property taxes, and other outside services increased as a percentage of restaurant and other sales.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $4.3 million in Q2 2020 from $4.2 million in Q2 2019 and increased to $9.4 million in 2020 YTD compared to $8.1 million in 2019 YTD. These increases were primarily due to the timing of restaurant openings as average pre-opening expenses incurred for each restaurant remained relatively unchanged. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 6.1% in Q2 2020 compared to 4.1% in Q2 2019 and increased to 5.1% in 2020 YTD compared to 4.1% in 2019 YTD. These increases were primarily due to a decrease in average unit volume and higher depreciation at new restaurants.

Impairment and Closure Costs, Net. Impairment and closure costs, net was ($0.4) million in Q2 2020 and $0.2 million in 2020 YTD. For Q2 2020, impairment and closure costs, net includes a gain related to a favorable lease settlement for one underperforming restaurant that was closed in April 2020. For 2020 YTD, impairment and closure costs, net includes the impairment of the operating lease right-of-use assets for the underperforming restaurant that was closed in April 2020 and one restaurant that was relocated during the period.

General and Administrative Expenses. G&A, as a percentage of total revenue, increased to 6.2% in Q2 2020 compared to 5.8% in Q2 2019 and remained unchanged at 5.5% in 2020 YTD compared to 2019 YTD. The increase in Q2 2020 compared to Q2 2019 is primarily driven by a decrease in average unit volume and a legal settlement of $1.5 million, partially offset by lower managing partner conference costs due to the cancellation of the 2020 conference, lower salary and incentive compensation costs, and lower travel costs. In 2020 YTD compared to 2019 YTD, the decrease in average unit volume and the legal settlement were offset by lower managing partner conference costs, lower salary and incentive compensation expense, and lower travel costs.

As a result of the pandemic, our executive and leadership teams voluntarily agreed to reductions of salary and bonus for all or part of the remainder of our fiscal year 2020. Also, each non-employee member of our Board of Directors has volunteered to forgo their director and committee fees and any cash retainers for the remainder of our fiscal year 2020.

Interest Expense (Income), Net.  Interest expense was $1.0 million in Q2 2020 compared to interest income of $0.7 million in Q2 2019. Interest expense was $1.1 million in 2020 YTD compared to interest income of $1.4 million in 2019 YTD. The increase in interest expense for both periods is primarily driven by additional borrowings on our credit facility along with reduced earnings on our cash and cash equivalents.

Equity (Loss) Income from Unconsolidated Affiliates.  Equity loss was $0.1 million in Q2 2020 compared to equity income of $0.1 million in Q2 2019. Equity loss was $0.6 million in 2020 YTD compared to equity income of $0.3 million in 2019 YTD. The decrease in 2020 YTD compared to 2019 YTD was due to an impairment charge recorded in Q1 2020 related to our investment in a foreign joint venture.

Income Tax (Benefit) Expense. Our effective tax rate was a benefit of 31.2% in Q2 2020 compared to an expense of 13.7% in Q2 2019 and was a benefit of 51.4% in 2020 YTD compared to expense of 14.3% in 2019 YTD primarily due to the significant decrease in our pre-tax income. As a result, the impact of our FICA tip and Work opportunity tax credits had a more significant impact to our effective tax rate. Additionally, these credits exceeded our federal tax liability in Q2 2020 and 2020 YTD but we expect to utilize these credits in the current or future years or by carrying back to our 2019 tax year.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 30, 2020	June 25, 2019
Net cash provided by operating activities	$61,845	$187,016
Net cash used in investing activities	(79,666)	(87,782)
Net cash provided by (used in) financing activities	192,435	(164,520)
Net increase (decrease) in cash and cash equivalents	$174,614	$(65,286)

Net cash provided by operating activities was $61.8 million in 2020 YTD compared to $187.0 million in 2019 YTD. This decrease was primarily due to a decrease in net income.

Typically, our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth. As previously discussed, our restaurants temporarily closed their dining rooms due to the pandemic and, as of the end of the quarter, the majority of our restaurants have re-opened at limited capacity. We expect that our cash provided by operations will continue to be significantly below our historic levels until such time that our dining rooms can re-open at full capacity.

Net cash used in investing activities was $79.7 million in 2020 YTD compared to $87.8 million in 2019 YTD. The decrease was primarily due to a decrease in capital expenditures partially offset by the proceeds received related to a sale leaseback transaction at one location. The decrease in capital expenditures was primarily due to decreased expenditures related to the remodel of our Support Center office and a delay in our development schedule due to the pandemic. This was partially offset by increased expenditures relating to the relocation of existing restaurants. In 2020 YTD, three restaurants have been relocated and one additional relocation is scheduled in late 2020.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of June 30, 2020, we had developed 147 of the 521 company restaurants on land in which we own.

The following table presents a summary of capital expenditures (in thousands):

	2020 YTD	2019 YTD
New company restaurants	$31,525	$36,502
Refurbishment of existing restaurants	28,077	27,621
Relocation of existing restaurants	14,746	9,557
Capital expenditures related to Support Center office	7,485	14,102
Total capital expenditures	$81,833	$87,782

At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As of June 30, 2020, 14 restaurants, including one relocation site, had either resumed construction or were approved to resume construction. We currently expect as many as six of these restaurants will open in Q3 2020. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditure spend accordingly.

Net cash provided by financing activities was $192.4 million in 2020 YTD compared to cash used in financing activities of $164.5 million in 2019 YTD. The increase is primarily due to increased borrowings under our revolving credit facility as well as a decrease in share repurchases and dividends paid.

In light of the current uncertainty in the global markets resulting from the pandemic and notwithstanding our healthy cash balance previously described in our Annual Report on Form 10-K for fiscal year ended December 31, 2019, in March 2020 we increased our borrowings by $190.0 million as a precautionary measure in order to bolster our cash position and enhance financial flexibility. On May 11, 2020, we amended the revolving credit facility to increase the amount available under the facility by $82.5 million and drew down $50.0 million of the increased amount. The proceeds from these borrowings, which totaled $240.0 million, are being used for general corporate purposes, including, without limitation, working capital, capital expenditures in the ordinary course of business, or other lawful corporate purposes, all in accordance with and subject to the terms and conditions of the facility. If the pandemic continues to adversely impact our business for a significant period of time, we may need to further increase the credit facility and/or seek other sources of liquidity. There is no guarantee that we can increase the credit facility or that additional liquidity will be readily available or available at favorable terms.

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During 2020 YTD, we paid $12.6 million to repurchase 252,409 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity. As of June 30, 2020, $147.8 million remains authorized for stock repurchases. We do not expect to resume the repurchase of shares until our cash flows from operations have stabilized.

On March 17, 2020, our Board of Directors authorized the payment of a cash dividend of $0.36 per share of common stock. The payment of this dividend totaling $25.0 million was distributed on March 27, 2020 to shareholders of record at the close of business on March 11, 2020. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends of the Company’s common stock, effective with respect to dividends occurring after March 27, 2020. We do not expect to resume the payment of cash dividends until our cash flows from operations have stabilized.

We paid distributions of $1.8 million and $3.3 million to equity holders of all 20 majority-owned company restaurants in 2020 YTD and 2019 YTD, respectively. No distributions were paid in Q2 2020.

On August 7, 2017, we entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement") with respect to our revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo Bank, N.A. The revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million with the option to increase the revolving credit facility by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. On May 11, 2020, we amended the revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million. This amount reduced the additional $200.0 million that was available under the revolving credit facility. The maturity date for the incremental revolving credit facility is May 10, 2021. The maturity date for the original revolving credit facility remains August 5, 2022.

The terms of the amendment require us to pay interest on outstanding borrowings of the original revolving credit facility at LIBOR plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. As of June 30, 2020, we had $190.0 million outstanding on the original revolving credit facility and $1.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our condensed consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of June 30, 2020, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our condensed consolidated balance sheet.

The weighted-average interest rate for the revolving credit facility as of June 30, 2020 was 2.01%.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants. The amendment to the revolving credit facility also modified the financial covenants through the end of our Q1 2021 fiscal quarter. We were in compliance with all financial covenants as of June 30, 2020.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of June 30, 2020 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligation	$240,000	$50,000	$190,000	$—	$—
Obligation under finance lease	2,116	—	—	—	2,116
Interest(1)	12,973	4,977	4,039	571	3,386
Operating lease obligations	1,018,189	54,071	110,946	110,465	742,707
Capital obligations	133,244	133,244	—	—	—
Total contractual obligations(2)	$1,406,522	$242,292	$304,985	$111,036	$748,209
(1)	Includes interest on our revolving credit facility and interest on a finance lease. Uses interest rates on our revolving credit facility as of June 30, 2020 for our variable rate debt. We assumed $240.0 million remains outstanding on our revolving credit facility through the respective maturity date for all borrowings. We assumed a constant interest rate until maturity on our finance lease.
(2)	Unrecognized tax benefits under ASC 740, Income Taxes, are immaterial and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Guarantees

As of June 30, 2020 and December 31, 2019, we are contingently liable for $13.5 million and $13.9 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 30, 2020 and December 31, 2019 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. On May 11, 2020, we amended the revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million and to modify the financial covenants through the end of our Q1 2021 fiscal quarter. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. Subsequent to our Q1 2021 fiscal quarter, we are required to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 2.25% and to pay a commitment fee of 0.125% to 0.40% depending on our consolidated net leverage ratio. As of June 30, 2020, we had $190.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our condensed consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of June 30, 2020, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our condensed consolidated balance sheet.

The weighted-average interest rate for the $240.0 million of combined borrowings on our revolving credit facility as of June 30, 2020 was 2.01%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $2.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 31, 2019, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors.

The following risk factor is in addition to our risk factors for the year ended December 31, 2019 that could affect our business, financial condition, or results of operations. Careful consideration should be given to the risks described below. If any of the risks and uncertainties described below actually occur, our business, financial condition and results of operations, and the trading price of our common stock could be materially and adversely affected.

The novel coronavirus ("COVID-19") pandemic has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our business, financial condition, and results of operations, for an extended period of time.

On March 13, 2020, the COVID-19 pandemic (the "pandemic") was declared a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only, while others limited capacity in the dining room. By March 31, 2020, the last day of our Q1 2020 fiscal quarter, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. Beginning in early May 2020, state and local guidelines began to allow dining rooms to re-open, typically at a limited capacity. By June 30, 2020, the last day of our Q2 2020 fiscal quarter, 499 of our 521 company-owned restaurants had re-opened their dining rooms under various limited capacity restrictions. Our remaining restaurants, with the exception of one that is temporarily closed, are limited to outdoor dining and/or To-Go or curbside service only. As of August 7, 2020, 497 of our 523 company-owned restaurants had re-opened their dining rooms under various limited capacity restrictions.

We continue to monitor state and local plans as they move along their phased approach to re-open their economies. We have developed a hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. This includes design changes to our building to better accommodate the increased To-Go sales and the expansion of outdoor seating areas where allowed. We also installed booth partitions in all of our restaurants as an added safety measure for our guests. In addition, we have increased our already strict sanitation requirements, are conducting daily health and temperature checks for all employees before they begin their shift and are requiring personal protective equipment to be worn by all restaurant employees at all times. As we work through the re-opening phases at each of our locations, the safety of our employees and guests remains our top priority.

As a result of the temporary dining room closures and the subsequent limited capacity restrictions for in-person dining, we have experienced a significant decrease in traffic which has impacted our operating results. While many of our dining rooms have re-opened, the capacity restrictions severely limit the number of guests we can serve. In addition, while we have seen significant sales growth in our To-Go program, even in those stores with dining rooms re-opened, we currently do not expect these sales will generate a similar profit margin to our normal operating model. We expect our operating results to continue to be impacted until at least such time that state and local restrictions are lifted, and our dining rooms can re-open at full capacity. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, or if dining rooms will be required to close again in areas severely impacted by the pandemic. In addition, we cannot predict the overall impact on the economy or consumer spending habits.

The pandemic has also adversely affected our ability to open new restaurants. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As of June 30, 2020, 14 restaurants, including one relocation site, had either resumed construction or were approved to resume construction. These changes may have a material adverse effect on our ability to grow our business, particularly if we delay construction on these sites again in future periods.

In March 2020, we borrowed $190.0 million under our Amended Credit Agreement in order to enhance our financial flexibility. The Amended Credit Agreement also provides us the option to increase the credit facility by $200.0 million subject to certain limitations, including approval by the syndicate of lenders, set forth in the Amended Credit Agreement. On May 11, 2020, as a precautionary measure to further enhance financial flexibility, we amended the revolving credit facility to increase the amount available under the facility by $82.5 million and drew down $50.0 million of this amount. If the pandemic continues to adversely impact our business for a significant period of time, we may need to further increase the credit facility and/or seek other sources of liquidity. There is no guarantee that we can increase the credit facility or that additional liquidity will be readily available or available at favorable terms.

Our suppliers could be adversely impacted by the pandemic. If our supplier’s employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the pandemic, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such interruptions.

The temporary closure of our dining rooms and subsequent re-opening at limited capacity has resulted in decreased staffing levels at our restaurants. We have taken compensation actions to support certain restaurant employees during the pandemic, but those actions may not be enough to compensate them until such time that our dining rooms can re-open at full capacity. Those restaurant employees might seek and find other employment during the interruption, which could have a material adverse effect on our ability to properly staff our restaurants with experienced team members once we resume our normal operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2019, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. For the 13 weeks ended June 30, 2020, we did not repurchase any shares of common stock. For the 26 weeks ended June 30, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity in order to enhance our financial flexibility as a result of the pandemic. As of June 30, 2020, $147.8 million remains authorized for stock repurchases.

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

TEXAS ROADHOUSE, INC.

Date: August 7, 2020	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chairman, Chief Executive Officer and President (principal executive officer)

Date: August 7, 2020	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)