Form 10-Q
period 2020-09-29
Texas Roadhouse, Inc.
filed 2020-11-06
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2020

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

The number of shares of common stock outstanding were 69,482,522 on October 28, 2020.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 29, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$328,636	$107,879
Receivables, net of allowance for doubtful accounts of $21 at September 29, 2020 and $12 at December 31, 2019	32,015	99,305
Inventories, net	19,889	20,267
Prepaid income taxes	3,968	2,015
Prepaid expenses and other current assets	15,033	18,433
Total current assets	399,541	247,899
Property and equipment, net of accumulated depreciation of $744,378 at September 29, 2020 and $678,988 at December 31, 2019	1,076,924	1,056,563
Operating lease right-of-use assets, net	526,501	499,801
Goodwill	124,748	124,748
Intangible assets, net of accumulated amortization of $14,122 at September 29, 2020 and $14,141 at December 31, 2019	890	1,234
Other assets	59,407	53,320
Total assets	$2,188,011	$1,983,565
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$18,635	$17,263
Current maturities of long-term debt	50,000	—
Accounts payable	65,843	61,653
Deferred revenue-gift cards	146,470	209,258
Accrued wages	34,825	39,699
Income taxes payable	1,116	—
Accrued taxes and licenses	28,289	30,433
Other accrued liabilities	51,224	58,914
Total current liabilities	396,402	417,220
Operating lease liabilities, net of current portion	567,480	538,710
Long-term debt	190,000	—
Restricted stock and other deposits	8,172	8,249
Deferred tax liabilities, net	7,138	22,695
Other liabilities	100,316	65,522
Total liabilities	1,269,508	1,052,396
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,482,522 and 69,400,252 shares issued and outstanding at September 29, 2020 and December 31, 2019, respectively)	69	69
Additional paid-in-capital	140,659	140,501
Retained earnings	762,366	775,649
Accumulated other comprehensive loss	(178)	(225)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	902,916	915,994
Noncontrolling interests	15,587	15,175
Total equity	918,503	931,169
Total liabilities and equity	$2,188,011	$1,983,565

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2020	September 24, 2019	September 29, 2020	September 24, 2019
Revenue:
Restaurant and other sales	$626,429	$645,230	$1,747,145	$2,014,720
Franchise royalties and fees	4,756	5,259	12,989	16,205
Total revenue	631,185	650,489	1,760,134	2,030,925
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	201,308	205,158	575,529	650,136
Labor	217,275	218,342	652,976	667,712
Rent	13,723	12,994	40,445	39,173
Other operating	102,978	100,742	296,615	306,355
Pre-opening	4,894	4,736	14,296	12,801
Depreciation and amortization	29,364	28,347	87,434	84,574
Impairment and closure, net	716	61	871	394
General and administrative	25,951	35,225	88,520	111,168
Total costs and expenses	596,209	605,605	1,756,686	1,872,313
Income from operations	34,976	44,884	3,448	158,612
Interest expense (income), net	1,502	(81)	2,601	(1,526)
Equity income (loss) from investments in unconsolidated affiliates	1	(154)	(597)	100
Income before taxes	$33,475	$44,811	$250	$160,238
Income tax expense (benefit)	3,072	6,785	(13,999)	23,331
Net income including noncontrolling interests	30,403	38,026	$14,249	$136,907
Less: Net income attributable to noncontrolling interests	1,173	1,495	2,543	5,141
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$29,230	$36,531	$11,706	$131,766
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($25), $40, ($16) and $35, respectively	74	(118)	47	(103)
Total comprehensive income	$29,304	$36,413	$11,753	$131,663
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.42	$0.53	$0.17	$1.86
Diluted	$0.42	$0.52	$0.17	$1.85
Weighted average shares outstanding:
Basic	69,446	69,573	69,410	70,896
Diluted	69,898	69,939	69,830	71,287
Cash dividends declared per share	$—	$0.30	$0.36	$0.90

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended September 29, 2020
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, June 30, 2020	69,403,969	$69	$135,068	$733,136	$(252)	$868,021	$14,698	$882,719
Net income	—	—	—	29,230	—	29,230	1,173	30,403
Other comprehensive income, net of tax	—	—	—	—	74	74	—	74
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(284)	(284)
Shares issued under share-based compensation plans including tax effects	113,453	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(34,900)	—	(1,989)	—	—	(1,989)	—	(1,989)
Share-based compensation	—	—	7,580	—	—	7,580	—	7,580
Balance, September 29, 2020	69,482,522	$69	$140,659	$762,366	$(178)	$902,916	$15,587	$918,503

	For the 13 Weeks Ended September 24, 2019
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, June 25, 2019	69,801,550	$70	$152,872	$738,123	$(213)	$890,852	$14,766	$905,618
Net income	—	—	—	36,531	—	36,531	1,495	38,026
Other comprehensive loss, net of tax	—	—	—	—	(118)	(118)	—	(118)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,539)	(1,539)
Dividends declared ($0.30 per share)	—	—	—	(20,863)	—	(20,863)	—	(20,863)
Shares issued under share-based compensation plans including tax effects	94,010	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(29,416)	—	(1,657)	—	—	(1,657)	—	(1,657)
Repurchase of shares of common stock	(358,381)	—	(18,913)	—	—	(18,913)		(18,913)
Share-based compensation	—	—	8,143	—	—	8,143	—	8,143
Balance, September 24, 2019	69,507,763	$70	$140,445	$753,791	$(331)	$893,975	$14,722	$908,697

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 39 Weeks Ended September 29, 2020
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 31, 2019	69,400,252	$69	$140,501	$775,649	$(225)	$915,994	$15,175	$931,169
Net income	—	—	—	11,706	—	11,706	2,543	14,249
Other comprehensive income, net of tax	—	—	—	—	47	47	—	47
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,131)	(2,131)
Dividends declared ($0.36 per share)	—	—	—	(24,989)	—	(24,989)	—	(24,989)
Shares issued under share-based compensation plans including tax effects	501,930	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(167,251)	—	(9,291)	—	—	(9,291)	—	(9,291)
Repurchase of shares of common stock	(252,409)	—	(12,621)	—	—	(12,621)	—	(12,621)
Share-based compensation	—	—	22,070	—	—	22,070	—	22,070
Balance, September 29, 2020	69,482,522	$69	$140,659	$762,366	$(178)	$902,916	$15,587	$918,503

	For the 39 Weeks Ended September 24, 2019
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 25, 2018	71,617,510	$72	$257,388	$688,337	$(228)	$945,569	$15,139	$960,708
Net income	—	—	—	131,766	—	131,766	5,141	136,907
Other comprehensive loss, net of tax	—	—	—	—	(103)	(103)	—	(103)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,885)	(4,885)
Acquisition of noncontrolling interest and other	—	—	(70)	—	—	(70)	(673)	(743)
Dividends declared ($0.90 per share)	—	—	—	(63,634)	—	(63,634)	—	(63,634)
Shares issued under share-based compensation plans including tax effects	527,927	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(182,616)	—	(10,926)	—	—	(10,926)	—	(10,926)
Repurchase of shares of common stock	(2,455,058)	(2)	(130,963)	—	—	(130,965)	—	(130,965)
Cumulative effect of adoption of ASC 842, Leases, net of tax	—	—	—	(2,678)	—	(2,678)	—	(2,678)
Share-based compensation	—	—	25,016	—	—	25,016	—	25,016
Balance, September 24, 2019	69,507,763	$70	$140,445	$753,791	$(331)	$893,975	$14,722	$908,697

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 29, 2020	September 24, 2019
Cash flows from operating activities:
Net income including noncontrolling interests	$14,249	$136,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,434	84,574
Deferred income taxes	(15,572)	(3,660)
Loss on disposition of assets	2,107	4,138
Impairment and closure costs	799	26
Equity loss (income) from investments in unconsolidated affiliates	597	(100)
Distributions of income received from investments in unconsolidated affiliates	205	495
Provision for doubtful accounts	9	(18)
Share-based compensation expense	22,070	25,016
Changes in operating working capital:
Receivables	67,281	59,002
Inventories	378	1,629
Prepaid expenses and other current assets	5,045	2,408
Other assets	(6,185)	(9,297)
Accounts payable	(771)	(5,854)
Deferred revenue—gift cards	(62,788)	(85,042)
Accrued wages	(4,874)	1,552
Prepaid income taxes and income taxes payable	(837)	14,600
Accrued taxes and licenses	(2,144)	2,440
Other accrued liabilities	504	(1,772)
Operating lease right-of-use assets and lease liabilities	3,519	4,367
Other liabilities	35,009	10,586
Net cash provided by operating activities	146,035	241,997
Cash flows from investing activities:
Capital expenditures—property and equipment	(117,521)	(144,917)
Proceeds from sale of property and equipment	32	351
Proceeds from sale leaseback transaction	2,167	—
Net cash used in investing activities	(115,322)	(144,566)
Cash flows from financing activities:
Proceeds from revolving credit facility	240,000	—
Debt issuance costs	(641)	—
Distributions to noncontrolling interest holders	(2,131)	(4,885)
Acquisition of noncontrolling interest	—	(743)
(Repayments) proceeds from restricted stock and other deposits, net	(283)	176
Indirect repurchase of shares for minimum tax withholdings	(9,291)	(10,926)
Repurchase of shares of common stock	(12,621)	(130,963)
Dividends paid to shareholders	(24,989)	(60,675)
Net cash provided by (used in) financing activities	190,044	(208,016)
Net increase (decrease) in cash and cash equivalents	220,757	(110,585)
Cash and cash equivalents—beginning of period	107,879	210,125
Cash and cash equivalents—end of period	$328,636	$99,540
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,654	$238
Income taxes paid	$2,419	$12,391
Capital expenditures included in current liabilities	$12,164	$16,934

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of September 29, 2020 and December 31, 2019 and for the 13 and 39 weeks ended September 29, 2020 and September 24, 2019.

As of September 29, 2020, we owned and operated 526 restaurants and franchised an additional 97 restaurants in 49 states and ten foreign countries. Of the 526 company restaurants that were operating at September 29, 2020, 506 were wholly-owned and 20 were majority-owned. Of the 97 franchise restaurants, 70 were domestic restaurants and 27 were international restaurants. Included within these restaurant totals are three international franchise restaurants that remain temporarily closed due to the global COVID-19 pandemic (the "pandemic"). These stores continue to be included in the above totals as we believe they will re-open once it is considered safe to do so.

As of September 24, 2019, we owned and operated 502 restaurants and franchised an additional 95 restaurants in 49 states and ten foreign countries. Of the 502 company restaurants that were operating at September 24, 2019, 482 were wholly-owned and 20 were majority-owned. Of the 95 franchise restaurants, 70 were domestic restaurants and 25 were international restaurants.

As of September 29, 2020 and September 24, 2019, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of September 29, 2020 and September 24, 2019, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Operating results for the 13 and 39 weeks ended September 29, 2020 are not necessarily indicative of the results that may be expected for the year ending December 29, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the pandemic. On March 13, 2020, the pandemic was declared a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By March 31, 2020, the last day of our Q1 2020 fiscal quarter, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. Beginning in early May 2020, state and local guidelines began to allow dining rooms to re-open, typically at a limited capacity. By September 29, 2020, the last day of our Q3 2020 fiscal quarter, nearly all of our 526 company-owned restaurants had re-opened their dining rooms under various limited capacity restrictions.

We continue to monitor state and local plans as they move along their phased approach to allow restaurants to re-open at full capacity. We have developed a hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. This includes design changes to our building to better accommodate the increased To-Go sales and the expansion of outdoor seating areas where allowed. We also have installed booth partitions in all of our restaurants as an added safety measure for our guests. In addition, we have increased our already strict sanitation requirements, are conducting daily health and temperature checks for all employees before they begin their shift and are requiring personal protective equipment to be worn by all restaurant employees at all times. As we work through the various limited capacity phases at each of our locations, the safety of our employees and guests remains our top priority.

As a result of the temporary dining room closures and the subsequent limited capacity restrictions for in-person dining, we have experienced a significant decrease in traffic which has impacted our operating results. While nearly all of our dining rooms have re-opened, a significant portion continue to operate under capacity restrictions that severely limit the number of guests we can serve. In addition, while we have seen significant sales growth in our To-Go program, even with dining rooms re-opened, we currently do not expect these sales will generate a similar profit margin and cash flows to our normal operating model. We expect our operating results to continue to be impacted until at least such time that state and local restrictions are lifted, and our dining rooms can re-open at full capacity. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, or if dining rooms will be required to close again in whole or in part in areas severely impacted by the pandemic. In addition, we cannot predict the overall impact on the economy or consumer spending habits. The extent of this re-opening process will determine the significance of the impact to our financial condition, financial results, and liquidity in future periods. In addition, significant items subject to estimates and assumptions including the carrying amount of property and equipment, goodwill, and lease related assets could be impacted.

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

Income Taxes

(Accounting Standards Update 2019-12, "ASU 2019-12")

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for investments. This guidance also simplifies aspects of accounting for recognizing deferred taxes for taxable goodwill. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 (our 2021 fiscal year) and for interim periods within those years, with early adoption permitted. We are currently assessing the impact of this new standard on our consolidated financial statements.

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

The terms of the amendment require us to pay interest on outstanding borrowings of the original revolving credit facility at LIBOR plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base

Rate that may be substituted for LIBOR. Subsequent to our Q1 2021 fiscal quarter, we are required to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 2.25% and to pay a commitment fee of 0.125% to 0.40% depending on our consolidated net leverage ratio. As of September 29, 2020, we had $190.0 million outstanding on the original revolving credit facility and $1.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our condensed consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of September 29, 2020, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our condensed consolidated balance sheet.

The weighted-average interest rate for the $240.0 million of combined borrowings on our revolving credit facility as of September 29, 2020 was 1.98%.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants. The amendment to the revolving credit facility also modified the financial covenants through the end of our Q1 2021 fiscal quarter. We were in compliance with all financial covenants as of September 29, 2020.

(4) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks ended		39 weeks ended
	September 29, 2020	September 24, 2019	September 29, 2020	September 24, 2019
Restaurant and other sales	$626,429	$645,230	$1,747,145	$2,014,720
Franchise royalties	4,141	4,645	11,195	14,316
Franchise fees	615	614	1,794	1,889
Total revenue	$631,185	$650,489	$1,760,134	$2,030,925

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third-party retailers. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third-party fees consistent with the historic redemption pattern of the associated gift card or on actual redemptions in periods where redemptions do not align with historic redemption patterns. We recognize these amounts as a component of other sales. As of September 29, 2020 and December 31, 2019, our deferred revenue balance related to gift cards was $146.5 million and $209.3 million, respectively. We recognized sales of $15.2 million and $101.3 million for the 13 and 39 weeks ended September 29, 2020, respectively, related to the amount in deferred revenue as of December 31, 2019. We recognized sales of $15.8 million and $120.8 million for the 13 and 39 weeks ended September 24, 2019, respectively, related to the amount in deferred revenue as of December 25, 2018.

(5) Income Taxes

For the 13 week periods ended September 29, 2020 and September 24, 2019, we recognized income tax expense of 9.2% and 15.1%, respectively. For the 39 week periods ended September 29, 2020 and September 24, 2019, we recognized income tax benefit of $14.0 million and income tax expense of $23.3 million, respectively. For the 39 week period ended September 29, 2020, due to the impact of tax credits on near break-even pre-tax income, the effective tax rate is not meaningful. For the 13 and 39 week periods ended September 29, 2020, we recognized income tax expense (benefit) using a discrete tax calculation as we were unable to reliably estimate our full year effective income tax rate. This was primarily due to the inability to estimate the increased impact of the FICA tip and Work opportunity tax credits on our effective tax rate as a result of the significant decrease in pre-tax income.

The effective tax rate decreased for the 13 and 39 week periods ended September 29, 2020 primarily due to the impact of FICA tip and Work opportunity tax credits as a higher percentage of pre-tax income. In addition, the impact of these credits was the primary driver of the difference between our statutory and effective tax rates in both periods. Additionally, these credits exceeded our federal tax liability for the 39 week period ended September 29, 2020, but we expect to utilize these credits in the current or future years or by carrying back to our 2019 tax year.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at September 29, 2020 and December 31, 2019 was $110.5 million and $119.0 million, respectively. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As of September 29, 2020, 18 restaurants had either resumed construction or were approved to resume construction. The estimated cost of completing these 18 restaurants at September 29, 2020 was $46.3 million.

As of September 29, 2020 and December 31, 2019, we were contingently liable for $13.3 million and $13.9 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 29, 2020 and December 31, 2019 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

During the 13 and 39 weeks ended September 29, 2020, we bought most of our beef from three suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Related Party Transactions

As of September 29, 2020 and September 24, 2019, we had six franchise restaurants and one majority-owned company restaurant owned in part by certain officers of the Company. For both the 13 week periods ended September 29, 2020 and September 24, 2019, these franchise entities paid us fees of $0.3 million. For the 39 week periods ended

September 29, 2020 and September 24, 2019, these franchise entities paid us fees of $0.8 million and $1.0 million, respectively. As disclosed in note 6, we are contingently liable on a lease related to one of these franchise restaurants.

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

For the 13 week periods ended September 29, 2020 and September 24, 2019, there were 4,570 and 22,302 shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect. For the 39 week periods ended September 29, 2020 and September 24, 2019, there were 21,957 and 5,384 shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2020	September 24, 2019	September 29, 2020	September 24, 2019
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$29,230	$36,531	$11,706	$131,766
Basic EPS:
Weighted-average common shares outstanding	69,446	69,573	69,410	70,896
Basic EPS	$0.42	$0.53	$0.17	$1.86
Diluted EPS:
Weighted-average common shares outstanding	69,446	69,573	69,410	70,896
Dilutive effect of nonvested stock	452	366	420	391
Shares-diluted	69,898	69,939	69,830	71,287
Diluted EPS	$0.42	$0.52	$0.17	$1.85

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 29, 2020.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 29, 2020	December 31, 2019
Deferred compensation plan—assets	1	$49,175	$44,623
Deferred compensation plan—liabilities	1	(49,150)	(44,679)

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp (as amended, the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the amounts of the rabbi trust in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income.

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total gain (loss)
				13 Weeks Ended	39 Weeks Ended
		September 29,	December 31,	September 29,	September 29,
	Level	2020	2019	2020	2020
Long-lived assets held for use	1	$—	$1,684	$—	$—
Long-lived assets held for sale	3	$1,645	$—	$(432)	$(432)
Operating lease right-of-use assets	3	$—	$611	$—	$(501)
Investments in unconsolidated affiliates	3	$2,000	$—	$—	$(528)

Long-lived assets held for use include leasehold improvements for one restaurant that was subject to a forced relocation. This restaurant was relocated in February 2020 at which time the contractually negotiated amount for these assets was received.

Long-lived assets held for sale include land and building at a site that was relocated. These assets are included in prepaid expenses and other current assets in our condensed consolidated balance sheets. These assets are valued using a Level 3 input, i.e., information from broker listings discounted for estimated selling costs. This resulted in a loss of $0.4 million which is included in impairment and closure, net in our unaudited condensed consolidated statements of income and comprehensive income for the 13 and 39 weeks ended September 29, 2020.

Operating lease right-of-use assets include the lease related assets for one underperforming store that was permanently closed in April 2020 and one store that was relocated in February 2020. Both of these assets were reduced to a fair value of zero in Q1 2020. This resulted in a loss of $0.5 million which is included in impairment and closure, net in our unaudited condensed consolidated statements of income and comprehensive income for the 39 weeks ended September 29, 2020. At December 31, 2019, operating lease right-of-use assets include the lease related assets for the underperforming store noted above.

Investments in unconsolidated affiliates include a 40% equity interest in a China joint venture that was reduced to fair value. This asset is valued using a Level 3 input, i.e., the amount we expect to receive upon the sale of this investment. This resulted in a loss of $0.5 million which is included in equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income for the 39 weeks ended September 29, 2020.

At September 29, 2020 and December 31, 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At September 29, 2020, the fair value of our revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

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

	13 Weeks Ended		39 Weeks Ended
	September 29, 2020	September 24, 2019	September 29, 2020	September 24, 2019
Labor expense	$2,480	$2,164	$7,400	$6,513
General and administrative expense	5,100	5,979	14,670	18,503
Total share-based compensation expense	$7,580	$8,143	$22,070	$25,016

We grant PSUs to all of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  There were no PSUs that vested during the 13 week periods ended September 29, 2020 and September 24, 2019. The total intrinsic value of PSUs vested during the 39 week periods ended September 29, 2020 and September 24, 2019 was $5.4 million and $8.8 million, respectively.

On January 8, 2020, 95,946 shares vested related to the January 2019 PSU grant and were distributed during the 13 weeks ending March 31, 2020. This included 77,000 granted shares and 18,946 incremental shares due to the grant exceeding the initial 100% target. With respect to unvested PSUs, we recognized expense of $0.4 million during the 13 and 39 weeks ended September 29, 2020. At September 29, 2020, with respect to unvested PSUs, there was $0.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.3 years.

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

For the 13 week period ended September 29, 2020, we did not repurchase any shares of our common stock. For the 39 week period ended September 29, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. For the 13 week period ended September 24, 2019, we paid $18.9 million to repurchase 358,381 shares of our common stock. For the 39 week period ended September 24, 2019, we paid $131.0 million to repurchase 2,455,058 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity. As of September 29, 2020, we had $147.8 million remaining under our authorized stock repurchase program.

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

RECENT DEVELOPMENTS

On March 13, 2020, the novel coronavirus ("COVID-19") pandemic (the "pandemic") was declared a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By March 31, 2020, the last day of our Q1 2020 fiscal quarter, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. Beginning in early May 2020, state and local guidelines began to allow dining rooms to re-open, typically at a limited capacity. By September 29, 2020, the last day of our Q3 2020 fiscal quarter, nearly all of our company-owned restaurants had re-opened their dining rooms under various limited capacity restrictions.

We continue to monitor state and local plans as they move along their phased approach to allow restaurants to re-open at full capacity. We have developed a hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. This includes design changes to our building to better accommodate the increased To-Go sales and the expansion of outdoor seating areas where allowed. We also have installed booth partitions in all of our restaurants as an added safety measure for our guests. In addition, we have increased our already strict sanitation requirements, are conducting daily health and temperature checks for all employees before they begin their shift and are requiring personal protective equipment to be worn by all restaurant employees at all times. As we work through the various limited capacity phases at each of our locations, the safety of our employees and guests remains our top priority.

As a result of the temporary dining room closures and the subsequent limited capacity restrictions for in-person dining, we have experienced a significant decrease in traffic which has impacted our operating results. While nearly all of our dining rooms have re-opened, a significant portion continue to operate under capacity restrictions that severely limit the number of guests we can serve. In addition, while we have seen significant sales growth in our To-Go program, even with dining rooms re-opened, we currently do not expect these sales will generate a similar profit margin and cash flows to our normal operating model. We expect our operating results to continue to be impacted until at least such time that state and local restrictions are lifted, and our dining rooms can re-open at full capacity. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, or if dining rooms will be required to close again in whole or in part in areas severely impacted by the pandemic. In addition, we cannot predict the overall impact on the economy or consumer spending habits. The impact on our operating results as well as the operational and financial measures we have implemented in response to the pandemic have been included throughout this report.

In response to the pandemic, the Company and our Board of Directors implemented the following measures in 2020 to enhance financial flexibility:

o	Decreased the number of planned new restaurants for the remainder of 2020;
o	Suspended all quarterly cash dividends occurring after March 27, 2020;
o	Suspended all share repurchase activity;
o	Expanded the capacity of the revolving credit facility and increased the borrowings by $240 million; and,
o	Decreased compensation including voluntary reductions of salary and bonus for the executive and leadership teams to make relief grants available for restaurant employees. Each non-employee member of the Board of Directors also volunteered to forgo their director and committee fees along with any cash retainers effective April 1, 2020 and continuing throughout fiscal 2020.

Effective March 27, 2020, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed to benefit companies that were significantly impacted by the pandemic. This legislation allowed for the deferral of the social security portion of the employer portion of FICA payroll taxes from the date of enactment through the end of 2020. Amounts are required to be repaid in equal installments at the end of 2021 and 2022. As of September 29, 2020, the Company had deferred $30.0 million in payroll taxes which is included in other liabilities in our condensed consolidated balance sheets.

The CARES Act also allowed for an Employee Retention Credit for companies severely impacted by the pandemic to encourage the retention of full-time employees. This refundable payroll tax credit was available for any company that had fully or partially suspended operations due to government order or experienced a significant decline in gross receipts and had employees who were paid but did not actually work. The relief pay for hourly restaurant employees provided by the Company in the first half of 2020 qualified for this tax credit. In our Q3 2020 fiscal quarter, we recorded $4.5 million related to this credit which is included in labor expense in our condensed consolidated statements of income and comprehensive income.

Finally, the CARES Act provided for small business loans that were forgivable if certain criteria were met. The Company did not pursue any of these loans on behalf of company restaurants as we believe we have sufficient alternatives for raising capital if needed.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman, chief executive officer and president, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 623 restaurants in 49 states and ten foreign countries. As of September 29, 2020, our 623 restaurants included:

●	526 "company restaurants," of which 506 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income. Of the 526 restaurants we owned as of September 29, 2020, we operated 493 as Texas Roadhouse restaurants and operated 31 as Bubba’s 33 restaurants. In addition, we operated two restaurants outside of the casual dining segment.

●	97 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income (loss) from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provided various management services to these 24 franchise restaurants, as well as six additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 97 franchise restaurants, 70 were domestic restaurants and 27 were international restaurants. As of September 29, 2020, three international restaurants remain temporarily closed due to the pandemic but continue to be included in the above total.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 67 of the 70 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 29, 2020 and September 24, 2019 are referred to as Q3 2020 and Q3 2019, respectively. The 39 weeks ended September 29, 2020 and September 24, 2019 are referred to as 2020 YTD and 2019 YTD. Fiscal year 2020 will be 52 weeks in length, while the quarters for the year will be 13 weeks in length. Fiscal year 2019 was 53 weeks in length and, as such, the fourth quarter of fiscal 2019 was 14 weeks in length.

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

In 2020 YTD, 13 company restaurants, including three Bubba’s 33, were opened. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As of September 29, 2020, 18 restaurants had either resumed construction or were approved to resume construction soon. We currently expect as many as eight of these restaurants will open in Q4 2020 and the remaining 10 are expected to open in the first half of 2021. The Company’s development pipeline also includes an additional 15 restaurants that are fully approved or in permitting. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditures accordingly.

In 2020 YTD, our franchise partners opened one domestic restaurant, one international restaurant and closed two international restaurants. We currently expect our franchise partners will open as many as five restaurants in 2020.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China and South Korea. As of September 29, 2020, we had 15 restaurants in five countries in the Middle East, four restaurants open in Taiwan, five in the Philippines and one each in Mexico, China and South Korea for a total of 27 restaurants in ten foreign countries. Due to the pandemic, three of our international locations were temporarily closed as of September 29, 2020. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and/or a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

Maintaining and/or Improving Restaurant Level Profitability. We continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success. This may create a challenge in terms of maintaining and/or increasing restaurant-level profitability (restaurant margin), in any given year, depending on the level of inflation we experience. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations. See further discussion of restaurant margin below. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability. In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats and parking at certain restaurants. In addition, with the increase in To-Go sales in prior years and the significant increase in the current year due to the pandemic, we are currently testing changes to our building layout to help better accommodate higher To-Go volumes at our restaurants.

In addition, we continue to look for ways through various strategic initiatives to drive awareness of our brands and increase profitability. At the onset of the pandemic, we began selling ready-to-grill steaks and pork for customers to prepare at home. While we reduced our store-level offerings around ready-to-grill once our dining rooms began to re-open, based on the success of this program we have developed Texas Roadhouse Butcher Shop. This on-line platform allows for the purchase and delivery of the same hand-cut steaks that are available in our restaurants. This platform launched in our Q4 2020 fiscal quarter.

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

Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders including the payment of dividends and repurchases of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. On February 20, 2020, our Board of Directors declared a quarterly dividend of $0.36 per share of common stock which was paid on March 27, 2020. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends on the Company’s common stock, effective with respect to dividends occurring after March 27, 2020. This was done to preserve cash flow due to the pandemic. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant. We are currently evaluating when we will resume the payment of cash dividends.

In 2008, our Board of Directors approved our first stock repurchase program. From inception through September 29, 2020, we have paid $369.0 million through our authorized stock repurchase programs to repurchase 17,722,505 shares of our common stock at an average price per share of $20.82. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. In 2020 YTD, we paid $12.6 million to repurchase 252,409 shares of our common stock. The Company suspended all share repurchase activity on March 17, 2020 in order to preserve cash flow due to the pandemic. As of September 29, 2020, $147.8 million remains authorized for stock repurchases. We are currently evaluating when we will resume the repurchase of shares.

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

Restaurant Margin. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income from operations. This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded. Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance. In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, including pre-opening and general and administrative expenses, but do not have a direct impact on restaurant-level operational efficiency and performance. We also exclude depreciation and amortization expense, substantially all of which relates to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants. We also exclude impairment and closure expense as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results. Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section below.

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

Food and Beverage Costs.   Food and beverage costs consists of the costs of raw materials and ingredients used in the preparation of food and beverage products sold in our company-owned restaurants. Approximately half of our food and beverage costs relates to beef costs.

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

Equity Income (Loss) from Unconsolidated Affiliates.   As of September 29, 2020 and September 24, 2019, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of September 29, 2020 and September 24, 2019, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. Equity income (loss) from unconsolidated affiliates represents our percentage share of net income earned by these unconsolidated affiliates.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries at September 29, 2020 and September 24, 2019 included 20 majority-owned restaurants, all of which were open.

Q3 2020 Financial Highlights

Total revenue decreased $19.3 million, or 3.0%, to $631.2 million in Q3 2020 compared to $650.5 million in Q3 2019 primarily due to a decrease in average unit volumes driven by a decrease in comparable restaurant sales. While store weeks increased 4.6%, comparable restaurant sales decreased 6.3%. The decrease in average unit volumes is primarily due to our dining rooms operating under various limited capacity restrictions due to the pandemic.

Restaurant margin dollars decreased $16.8 million, or 15.6%, to $91.1 million in Q3 2020 compared to $108.0 million in Q3 2019 and restaurant margin, as a percentage of restaurant and other sales, decreased to 14.5% in Q3 2020 compared to 16.7% in Q3 2019.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to lower sales along with higher labor, other operating costs and food and beverage costs. In addition, restaurant margin was pressured by the increase in To-Go sales which typically result in a less profitable transaction.  See further discussion of the specific drivers included below.

Net income decreased $7.3 million, or 20.0%, to $29.2 million in Q3 2020 compared to $36.5 million in Q3 2019 primarily due to lower restaurant margin dollars partially offset by lower general and administrative expenses. Diluted earnings per share decreased 19.9% to $0.42 in Q3 2020 from $0.52 in Q3 2019.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 29, 2020		September 24, 2019		September 29, 2020		September 24, 2019
	$	%	$	%	$	%	$	%

	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	626,429	99.2	645,230	99.2	1,747,145	99.3	2,014,720	99.2
Franchise royalties and fees	4,756	0.8	5,259	0.8	12,989	0.7	16,205	0.8
Total revenue	631,185	100.0	650,489	100.0	1,760,134	100.0	2,030,925	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	201,308	32.1	205,158	31.8	575,529	32.9	650,136	32.3
Labor	217,275	34.7	218,342	33.8	652,976	37.4	667,712	33.1
Rent	13,723	2.2	12,994	2.0	40,445	2.3	39,173	1.9
Other operating	102,978	16.4	100,742	15.6	296,615	17.0	306,355	15.2
(As a percentage of total revenue)
Pre-opening	4,894	0.8	4,736	0.7	14,296	0.8	12,801	0.6
Depreciation and amortization	29,364	4.7	28,347	4.4	87,434	5.0	84,574	4.2
Impairment and closure, net	716	NM	61	NM	871	NM	394	NM
General and administrative	25,951	4.1	35,225	5.4	88,520	5.0	111,168	5.5
Total costs and expenses	596,209	94.5	605,605	93.1	1,756,686	99.8	1,872,313	92.2
Income from operations	34,976	5.5	44,884	6.9	3,448	0.2	158,612	7.8
Interest expense (income), net	1,502	0.2	(81)	(0.0)	2,601	0.1	(1,526)	(0.1)
Equity income (loss) from investments in unconsolidated affiliates	1	NM	(154)	NM	(597)	NM	100	NM
Income before taxes	33,475	5.3	44,811	6.9	250	0.0	160,238	7.9
Income tax expense (benefit)	3,072	0.5	6,785	1.0	(13,999)	(0.8)	23,331	1.1
Net income including noncontrolling interests	30,403	4.8	38,026	5.8	14,249	0.8	136,907	6.7
Net income attributable to noncontrolling interests	1,173	0.2	1,495	0.2	2,543	0.1	5,141	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	29,230	4.6	36,531	5.6	11,706	0.7	131,766	6.5

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended		39 Weeks Ended
	September 29, 2020	September 24, 2019	September 29, 2020	September 24, 2019

Income from operations	$34,976	$44,884	$3,448	$158,612

Less:
Franchise royalties and fees	4,756	5,259	12,989	16,205

Add:
Pre-opening	4,894	4,736	14,296	12,801
Depreciation and amortization	29,364	28,347	87,434	84,574
Impairment and closure, net	716	61	871	394
General and administrative	25,951	35,225	88,520	111,168
Restaurant margin	$91,145	$107,994	$181,580	$351,344

Restaurant margin $/store week	$13,384	$16,591	$8,956	$18,153
Restaurant margin (as a percentage of restaurant and other sales)	14.5%	16.7%	10.4%	17.4%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Other
Balance at December 31, 2019	611	581	28	2
Company openings	13	10	3	—
Company closings	(1)	(1)	—	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	1	1	—	—
Franchise closings - International	(2)	(2)	—	—
Balance at September 29, 2020	623	590	31	2

	September 29, 2020	September 24, 2019
Company - Texas Roadhouse	493	474
Company - Bubba's 33	31	26
Company - Other	2	2
Franchise - Texas Roadhouse - U.S.	70	70
Franchise - Texas Roadhouse - International	27	25
Total (1)	623	597
(1)	Includes three international franchise locations that are temporarily closed.

Q3 2020 (13 weeks) compared to Q3 2019 (13 weeks) and 2020 YTD (39 weeks) compared to 2019 YTD (39 weeks)

Restaurant and Other Sales.  Restaurant and other sales decreased by 2.9% in Q3 2020 as compared to Q3 2019 and by 13.3% in 2020 YTD compared to 2019 YTD. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2020	Q3 2019	2020 YTD	2019 YTD
Company Restaurants:
Increase in store weeks	4.6%	5.0%	4.7%	5.3%
(Decrease) increase in average unit volume	(7.0)%	4.0%	(16.0)%	4.2%
Other(1)	(0.6)%	0.5%	(2.0)%	0.4%
Total (decrease) increase in restaurant sales	(3.0)%	9.5%	(13.3)%	9.9%
Other sales(2)	0.1%	(0.1)%	0.0%	(0.2)%
Total (decrease) increase in restaurant and other sales	(2.9)%	9.4%	(13.3)%	9.7%

Store weeks	6,810	6,509	20,274	19,355
Comparable restaurant sales	(6.3)%	4.4%	(16.0)%	4.8%

Texas Roadhouse restaurants only:
Comparable restaurant sales	(6.5)%	4.2%	(15.8)%	4.7%
Average unit volume (in thousands)	$1,211	$1,302	$3,433	$4,088

Weekly sales by group:
Comparable restaurants (464 and 441 units, respectively)	$93,659	$100,578
Average unit volume restaurants (19 and 23 units, respectively)(3)	$80,556	$95,324
Restaurants less than six months old (10 units for both periods)	$93,616	$107,347
(1)	Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(2)	Other sales, for Q3 2020, represented $3.3 million related to the amortization of third-party gift card fees net of $1.7 million related to the amortization of gift card breakage income. For Q3 2019, other sales represented $3.5 million related to the amortization of third-party gift card fees net of $1.6 million related to the amortization of gift card breakage income. For 2020 YTD, other sales represent $12.8 million related to amortization of third party gift card fees net of $6.4 million related to the amortization of gift card breakage income. For 2019 YTD, other sales represent $15.2 million related to amortization of third party gift card fees net of $7.6 million related to the amortization of gift card breakage income. The decrease in all amounts is primarily due to a decrease in gift card redemptions.
(3)	Average unit volume restaurants include restaurants open a full six and up to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period.

The decrease in restaurant sales for Q3 2020 and 2020 YTD is primarily attributable to the decrease in average unit volumes, driven by a decline in comparable restaurant sales, partially offset by an increase in store weeks. In March, we temporarily closed our dining rooms and shifted to a To-Go only model as a result of the pandemic. Our expanded To-Go model, which includes a curbside and/or drive-up operating model, allows guests to order via phone, through our mobile app, on-line, or once on site. In addition to our regular menu, we also added family value packs which include four entrees with an assortment of sides. We also added ready-to-grill steaks and pork that allow customers to order their preferred cut of meat to prepare at home. In May, many state and local guidelines began easing restrictions by allowing restaurants to open with various limited capacity restrictions. As the dining rooms were allowed to re-open, we implemented a hybrid operating model with limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. With this implementation we significantly reduced our offerings around the family value packs and the ready-to-grill steaks and pork. As of September 29, 2020, nearly all of our company-owned restaurants had re-opened their dining rooms under various limited capacity restrictions. Comparable restaurant sales decreased 13.0%, 6.6% and 0.5% for our July, August and September periods, respectively. The improvement per month was primarily driven by the continued easing of the dining room capacity restrictions throughout the country. In addition, we continue to see significant sales growth in our To-Go program which represented 23.3% of total sales at company restaurants in Q3 2020.

As a result of the significant change in our operating model in the first half of 2020, including the closure of our dining rooms and expansion of our menu to include family value packs and ready-to-grill steaks and pork, we do not believe that our per person average check and guest traffic counts provide a meaningful comparison to the prior year period. As such, these amounts have not been disclosed for 2020. In addition, in late October 2020 we implemented a menu price increase of approximately 1.0% which was the first increase taken for 2020.

In 2020 YTD, 13 company restaurants, including three Bubba’s 33, were opened. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As of September 29, 2020, 18 restaurants had either resumed construction or were approved to resume construction soon. We currently expect as many as eight of these restaurants will open in Q4 2020 and the remaining 10 are expected to open in the first half of 2021. The Company’s development pipeline also includes an additional 15 restaurants that are fully approved or in permitting. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditures accordingly.

Franchise Royalties and Fees.  Franchise royalties and fees decreased by $0.5 million, or by 9.6%, in Q3 2020 from Q3 2019 and decreased $3.2 million, or by 19.8%, in 2020 YTD from 2019 YTD. The decreases in both periods were due to lower average unit volume, driven by comparable restaurant sales decreases at domestic and international franchise stores partially offset by the opening of new franchise restaurants. Comparable restaurant sales at domestic and international franchise stores decreased 11.2% and 19.5% for Q3 2020 and 2020 YTD, respectively. These comparable sales decreases include the impact of international locations that were temporarily closed during both periods including three as of the end of Q3 2020.

Additionally, in 2020 YTD, we waived royalties of $0.3 million for international franchisees in countries that were significantly impacted by the pandemic. We also made royalty deferral arrangements for many of our domestic and international franchisees. The majority of these royalty waiver and deferral arrangements were through the end of our Q2 2020 fiscal quarter.

Our existing domestic franchise restaurant partners opened one Texas Roadhouse restaurant in 2020 YTD. In addition, our existing international franchise restaurant partners opened one restaurant and closed two restaurants in 2020 YTD.

Food and Beverage Costs.  Food and beverage costs, as a percentage of restaurant and other sales, increased to 32.1% in Q3 2020 from 31.8% in Q3 2019 and increased to 32.9% in 2020 YTD from 32.3% in 2019 YTD. For Q3 2020, the increase was primarily due to higher commodity inflation and a shift to higher priced but lower gross margin menu items partially offset by menu pricing actions. For 2020 YTD, the increase was primarily due to higher commodity inflation. Commodity inflation was approximately 3.0% and 2.3% for Q3 2020 and 2020 YTD, respectively, primarily driven by higher beef costs.

Restaurant Labor Expenses.  Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 34.7% in Q3 2020 compared to 33.8% in Q3 2019 and increased to 37.4% in 2020 YTD from 33.1% in 2019 YTD. The increase in both periods was primarily due to higher wage rates, increased benefits provided to our hourly restaurant employees related to the pandemic, higher costs associated with health insurance, and a decrease in average unit volume. These increases were partially offset by employee retention payroll tax credits of $4.5 million recognized in Q3 2020 related to relief pay paid to our hourly restaurant employees as well as a decrease in workers’ compensation costs.

Higher wage rates in both periods were due to a significant number of employees moving from a tipped wage rate to a non-tipped wage rate due to the significant increase in To-Go sales. In addition, we incurred costs of $1.8 million and

$17.2 million in Q3 2020 and 2020 YTD, respectively, for relief pay and enhanced benefits for our hourly employees. The relief pay was based on their level of hours worked prior to the pandemic and indexed for tenure. In addition, we enhanced certain sick pay and accrued vacation benefits and also provided a premium holiday on health insurance. Higher health insurance costs in both periods were due to rate and enrollment increases as well as higher claim costs. In Q3 2020 and 2020 YTD, claim costs increased $1.2 million and $2.5 million, respectively, primarily due to unfavorable claims experience.

The employee retention payroll tax credit of $4.5 million was a credit made available through the CARES Act and related to the relief pay for our hourly employees that was paid during the first half of 2020. The decrease in workers’ compensation expense was due to changes in our claims development history included in our quarterly actuarial reserve estimate that resulted in a favorable adjustment of $1.8 million.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, increased to 2.2% in Q3 2020 compared to 2.0% in Q3 2019 and increased to 2.3% in 2020 YTD compared to 1.9% in 2019 YTD. These increases were due to the decrease in average unit volume along with higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, increased to 16.4% in Q3 2020 compared to 15.6% in Q3 2019 and increased to 17.0% in 2020 YTD compared to 15.2% in 2019 YTD. These increases were due to a decrease in average unit volume and higher supplies expense, general liability insurance expense, and equipment rental fees partially offset by lower losses on remodeling projects, advertising, and laundry and linen expense. Higher supplies expense was due to an increase in To-Go supplies, personal protective equipment, and other costs to support our current hybrid operating model. The increase in general liability insurance expense was due to changes in our claims development history included in our quarterly actuarial reserve estimate that resulted in an unfavorable adjustment of $1.4 million. This compared to a favorable adjustment of $1.1 million in the prior year period. In addition, due to the significant decrease in average unit volumes, expenses that are largely fixed including utilities, property taxes, and other outside services increased as a percentage of restaurant and other sales.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $4.9 million in Q3 2020 from $4.7 million in Q3 2019 and increased to $14.3 million in 2020 YTD compared to $12.8 million in 2019 YTD. These increases were primarily due to the timing of restaurant openings as average pre-opening expenses incurred for each restaurant remained relatively unchanged. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, increased to 4.7% in Q3 2020 compared to 4.4% in Q3 2019 and increased to 5.0% in 2020 YTD compared to 4.2% in 2019 YTD. These increases were primarily due to a decrease in average unit volume and higher depreciation at new restaurants.

Impairment and Closure Costs, Net. Impairment and closure costs, net was $0.7 million in Q3 2020 and $0.9 million in 2020 YTD. For Q3 2020, impairment and closure costs, net was primarily related to an impairment of long-lived assets held for sale of $0.4 million. These assets include land and building at a site that was relocated. For 2020 YTD, impairment and closure costs, net also includes the impairment of the operating lease right-of-use assets for one underperforming restaurant and one restaurant that was relocated as well as a favorable lease settlement for the underperforming restaurant.

General and Administrative Expenses. G&A, as a percentage of total revenue, decreased to 4.1% in Q3 2020 compared to 5.4% in Q3 2019 and decreased to 5.0% in 2020 YTD compared to 5.5% in 2019 YTD. These decreases were primarily driven by lower salary and incentive compensation costs, the sale of a legal claim for $3.0 million, and lower travel costs partially offset by a decrease in average unit volume. The decrease in 2020 YTD compared to 2019 YTD also included lower managing partner conference costs, due to the cancellation of the 2020 conference, partially offset by a previously disclosed legal settlement of $1.5 million.

As a result of the pandemic, our executive and leadership teams voluntarily agreed to reductions of salary and bonus for all or part of the remainder of our fiscal year 2020. Also, each non-employee member of our Board of Directors has volunteered to forgo their director and committee fees and any cash retainers for the remainder of our fiscal year 2020.

Interest Expense (Income), Net.  Interest expense was $1.5 million in Q3 2020 compared to interest income of $0.1 million in Q3 2019. Interest expense was $2.6 million in 2020 YTD compared to interest income of $1.5 million in 2019 YTD. The increase in interest expense for both periods is primarily driven by additional borrowings on our credit facility along with reduced earnings on our cash and cash equivalents.

Equity Income (Loss) from Unconsolidated Affiliates.  Equity income was $1,000 in Q3 2020 compared to equity loss of $0.2 million in Q3 2019. Equity loss was $0.6 million in 2020 YTD compared to equity income of $0.1 million in 2019 YTD. The increase in Q3 2020 was primarily due to a charge recorded in Q3 2019 related to our foreign joint venture partially offset by decreased profitability from our unconsolidated affiliates due to the pandemic. The decrease in 2020 YTD compared to 2019 YTD was also primarily due to decreased profitability from our unconsolidated affiliates due to the pandemic.

Income Tax (Benefit) Expense. Our effective tax rate was 9.2% in Q3 2020 compared to 15.1% in Q3 2019. The decrease was primarily due to FICA tip and Work opportunity tax credits as a higher percentage of pre-tax income. Our effective tax rate was a benefit of $14.0 million in 2020 YTD compared to expense of $23.3 million in 2019 YTD. The decrease was primarily due to the impact of the FICA tip and Work opportunity tax credits on lower pre-tax income. Additionally, these credits exceeded our federal tax liability in 2020 YTD but we expect to utilize these credits in the current or future years or by carrying back to our 2019 tax year.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 29, 2020	September 24, 2019
Net cash provided by operating activities	$146,035	$241,997
Net cash used in investing activities	(115,322)	(144,566)
Net cash provided by (used in) financing activities	190,044	(208,016)
Net increase (decrease) in cash and cash equivalents	$220,757	$(110,585)

Net cash provided by operating activities was $146.0 million in 2020 YTD compared to $242.0 million in 2019 YTD. This decrease was primarily due to a decrease in net income and a decrease in deferred income taxes partially offset by changes in working capital.

Typically, our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth. As previously discussed, our restaurants temporarily closed their dining rooms due to the pandemic and, as of the end of the quarter, nearly all of our company-owned restaurants had re-opened their dining rooms under various limited capacity restrictions. We expect that our cash provided by operations will continue to be significantly impacted until such time that our dining rooms can re-open at full capacity.

Net cash used in investing activities was $115.3 million in 2020 YTD compared to $144.6 million in 2019 YTD. The decrease was primarily due to a decrease in capital expenditures partially offset by the proceeds received related to a sale leaseback transaction at one location. The decrease in capital expenditures was primarily due to a delay in our development schedule due to the pandemic and decreased expenditures related to the remodel of our Support Center office.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of September 29, 2020, we had developed 147 of the 526 company restaurants on land in which we own.

The following table presents a summary of capital expenditures (in thousands):

	2020 YTD	2019 YTD
New company restaurants	$55,081	$68,161
Refurbishment of existing restaurants	37,222	41,636
Relocation of existing restaurants	17,381	15,315
Capital expenditures related to Support Center office	7,837	19,805
Total capital expenditures	$117,521	$144,917

At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As of September 29, 2020, 18 restaurants had either resumed construction or were approved to resume construction soon. We currently expect as many as eight of these restaurants will open in Q4 2020 and the remaining 10 are expected to open in the first half of 2021. The Company’s development pipeline also includes an additional 15 restaurants that are fully approved or in permitting. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditure spend accordingly.

Net cash provided by financing activities was $190.0 million in 2020 YTD compared to cash used in financing activities of $208.0 million in 2019 YTD. The increase is primarily due to increased borrowings under our revolving credit facility offset by a decrease in share repurchases and dividends paid.

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

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During 2020 YTD, we paid $12.6 million to repurchase 252,409 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity. As of September 29, 2020, $147.8 million remains authorized for stock repurchases. We are currently evaluating when we will resume the repurchase of shares.

On February 20, 2020, our Board of Directors authorized the payment of a cash dividend of $0.36 per share of common stock. The payment of this dividend totaling $25.0 million was distributed on March 27, 2020 to shareholders of record at the close of business on March 11, 2020. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends of the Company’s common stock, effective with respect to dividends occurring after March 27, 2020. We are currently evaluating when we will resume the payment of cash dividends.

We paid distributions of $2.1 million and $4.9 million to equity holders of all 20 majority-owned company restaurants in 2020 YTD and 2019 YTD, respectively.

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

The terms of the amendment require us to pay interest on outstanding borrowings of the original revolving credit facility at LIBOR plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. As of September 29, 2020, we had $190.0 million outstanding on the original revolving credit facility and $1.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of September 29, 2020, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our unaudited condensed consolidated balance sheet.

The weighted-average interest rate for the revolving credit facility as of September 29, 2020 was 1.98%.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants. The amendment to the revolving credit facility also modified the financial covenants through the end of our Q1 2021 fiscal quarter. We were in compliance with all financial covenants as of September 29, 2020.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of September 29, 2020 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligation	$240,000	$50,000	$190,000	$—	$—
Obligation under finance lease	2,119	—	—	—	2,119
Interest(1)	11,563	4,499	3,178	571	3,315
Operating lease obligations	1,039,391	55,273	113,348	112,270	758,500
Capital obligations	110,542	110,542	—	—	—
Total contractual obligations(2)	$1,403,615	$220,314	$306,526	$112,841	$763,934
(1)	Includes interest on our revolving credit facility and interest on a finance lease. Uses interest rates on our revolving credit facility as of September 29, 2020 for our variable rate debt. We assumed $240.0 million remains outstanding on our revolving credit facility through the respective maturity date for all borrowings. We assumed a constant interest rate until maturity on our finance lease.
(2)	Unrecognized tax benefits under ASC 740, Income Taxes, are immaterial and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Guarantees

As of September 29, 2020 and December 31, 2019, we are contingently liable for $13.3 million and $13.9 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 29, 2020 and December 31, 2019 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. On May 11, 2020, we amended the revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million and to modify the financial covenants through the end of our Q1 2021 fiscal quarter. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. Subsequent to our Q1 2021 fiscal quarter, we are required to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 2.25% and to pay a commitment fee of 0.125% to 0.40% depending on our consolidated net leverage ratio. As of September 29, 2020, we had $190.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our condensed consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of September 29, 2020, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our condensed consolidated balance sheet.

The weighted-average interest rate for the $240.0 million of combined borrowings on our revolving credit facility as of September 29, 2020 was 1.98%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $2.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 29, 2020.

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

On March 13, 2020, the COVID-19 pandemic (the "pandemic") was declared a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only, while others limited capacity in the dining room. By March 31, 2020, the last day of our Q1 2020 fiscal quarter, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. Beginning in early May 2020, state and local guidelines began to allow dining rooms to re-open, typically at a limited capacity. By September 29, 2020, the last day of our Q3 2020 fiscal quarter, nearly all of our company-owned restaurants had re-opened their dining rooms under various limited capacity restrictions.

We continue to monitor state and local plans as they move along their phased approach to allow restaurants to re-open at full capacity. We have developed a hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. This includes design changes to our building to better accommodate the increased To-Go sales and the expansion of outdoor seating areas where allowed. We also have installed booth partitions in all of our restaurants as an added safety measure for our guests. In addition, we have increased our already strict sanitation requirements, are conducting daily health and temperature checks for all employees before they begin their shift and are requiring personal protective equipment to be worn by all restaurant employees at all times. As we work through the various limited capacity phases at each of our locations, the safety of our employees and guests remains our top priority.

As a result of the temporary dining room closures and the subsequent limited capacity restrictions for in-person dining, we have experienced a significant decrease in traffic which has impacted our operating results. While nearly all of our dining rooms have re-opened, a significant portion continue to operate under capacity restrictions that severely limit the number of guests we can serve. In addition, while we have seen significant sales growth in our To-Go program, even with dining rooms re-opened, we currently do not expect these sales will generate a similar profit margin and cash flows to our normal operating model. We expect our operating results to continue to be impacted until at least such time that state and local restrictions are lifted, and our dining rooms can re-open at full capacity. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, or if dining rooms will be required to close again in whole or in part in areas severely impacted by the pandemic. In addition, we cannot predict the overall impact on the economy or consumer spending habits.

The pandemic has also adversely affected our ability to open new restaurants. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As of September 29, 2020, 18 restaurants had either resumed construction or were approved to resume construction. These changes may have a material adverse effect on our ability to grow our business, particularly if we delay construction on these sites again in future periods.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2019, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. For the 13 weeks ended September 29, 2020, we did not repurchase any shares of common stock. For the 39 weeks ended September 29, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity in order to enhance our financial flexibility as a result of the pandemic. As of September 29, 2020, $147.8 million remains authorized for stock repurchases.

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

TEXAS ROADHOUSE, INC.

Date: November 6, 2020	By:	/s/ W. KENT TAYLOR
W. Kent Taylor
Chairman, Chief Executive Officer and President (principal executive officer)

Date: November 6, 2020	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)