Form 10-K
period 2020-12-29
Texas Roadhouse, Inc.
filed 2021-02-26
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 30, 2020 was $3,425,613,443 based on the closing stock price of $52.57. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 69,619,435 on February 17, 2021.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 29, 2020, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, in periodic reports and oral statements and in this Annual Report on Form 10-K, we present statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

●	our ability to successfully execute our growth strategies;
●	our ability to successfully open new restaurants, acquire franchise restaurants and/or execute other strategic initiatives;
●	our ability to increase and/or maintain sales and profits at our existing restaurants;
●	our ability to integrate the franchise or other restaurants which we acquire or develop;
●	the continued service of key management personnel;
●	the continued impact of the COVID-19 pandemic, or subsequent pandemics, on our business including government restrictions on dining room capacity, or any labor or supply chain shortages;
●	health concerns about our food products;
●	our ability to attract, motivate and retain qualified employees;
●	the impact of federal, state or local government laws and regulations relating to our employees and the sale of food and alcoholic beverages;
●	the impact of litigation, including remedial actions, payment of damages and expenses and negative publicity;
●	the cost of our principal food products;
●	labor shortages or increased labor costs, such as federal or state minimum wage changes, market wage levels, health care, and workers’ compensation insurance costs;
●	inflationary increases in the costs of construction and/or real estate;
●	changes in consumer preferences and demographic trends;
●	the impact of initiatives by competitors and increased competition generally;
●	our ability to successfully expand into new and existing domestic and international markets;
●	risks associated with partnering in markets with franchisees or other investment partners with whom we have no prior history and whose interests may not align with ours;
●	risks associated with developing and successfully operating new concepts or strategic initiatives;
●	security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology systems;
●	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our initiatives;

●	negative publicity regarding food safety, health concerns and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	our franchisees’ adherence to the terms of the franchise agreement;
●	potential fluctuation in our quarterly operating results due to seasonality and other factors;
●	supply and delivery shortages or interruptions;
●	our ability to adequately protect our intellectual property;
●	our ability to raise capital in the future;
●	volatility of actuarially determined self-insurance losses and loss estimates;
●	adoption of new, or changes in existing, accounting policies and practices;
●	changes in and/or interpretations of federal and state tax laws;
●	adverse weather conditions which impact guest traffic at our restaurants; and
●	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

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

General Development of Business

The Company is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 634 restaurants in 49 states and ten foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 29, 2020, we owned and operated 537 restaurants and franchised an additional 69 domestic restaurants and 28 international restaurants.

Narrative Description of Business

Of the 537 restaurants we owned and operated at the end of 2020, we operated 503 as Texas Roadhouse restaurants, 31 as Bubba’s 33 restaurants and three as Jaggers restaurants. Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

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

Jaggers is a fast-casual restaurant concept offering burgers, hand-breaded chicken tenders and chicken sandwiches served with scratch-made sauces. In addition, we offer fresh salads that are chopped and tossed when ordered and served with homemade dressings. Jaggers offers drive-thru, carry-out, and dine-in service options. Our first Jaggers restaurant opened in December 2014 in Noblesville, Indiana.

Financial Information about Operating Segments

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers, and possessing similar pricing structures, resulting in similar long-term expected financial performance characteristics. Each of our 537 company restaurants is considered an operating segment.

COVID-19 Impact

On March 13, 2020, the novel coronavirus ("COVID-19") pandemic (the "pandemic") was declared a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By late March, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. Beginning in early May 2020, state and local guidelines began to allow dining rooms to re-open, typically at a limited capacity. While all of our dining rooms were able to open in some capacity, many were required to close again in areas more severely impacted by the pandemic. As of December 29, 2020, 82% of our company restaurants had their dining rooms operating under various limited capacity restrictions. Our remaining restaurants were limited to outdoor and/or To-Go or curbside service only.

In response to the impact of the pandemic on our restaurant operations, we have developed a hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. This includes design changes to our building to better accommodate the increased To-Go sales and the expansion of outdoor seating areas where allowed. We also have installed booth partitions in all of our restaurants as an added safety measure for our guests. In addition, we have increased our already strict sanitation requirements, are conducting daily health and temperature checks for all employees before they begin their shift and are requiring personal protective equipment to be worn by all restaurant employees at all times. As we work through the local regulations at each of our locations, the safety of our employees and guests remains our top priority.

As a result of the dining room restrictions and temporary closures, we have experienced a significant decrease in traffic which has impacted our operating results. While the majority of our dining rooms have re-opened, a significant portion continue to operate under capacity restrictions that severely limit the number of guests we can serve. In addition, while we have seen significant sales growth in our To-Go program, even with dining rooms re-opened, we currently do not expect these sales will generate a similar profit margin and cash flows to our normal operating model. We expect our operating results to continue to be impacted until at least such time that all state and local restrictions are lifted, and our dining rooms can operate at full capacity. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, or the extent to which our dining rooms will have to close again. In addition, we cannot predict the overall impact on the economy or consumer spending habits. The impact on our operating results as well as the operational and financial measures we have implemented in response to the pandemic have been included throughout this report.

In response to the pandemic, the Company and our Board of Directors implemented the following measures in 2020 to enhance financial flexibility:

●	Decreased the number of planned new restaurants for 2020;
●	Suspended all quarterly cash dividends occurring after March 27, 2020;
●	Suspended all share repurchase activity;
●	Expanded the capacity of the revolving credit facility and increased the borrowings by $240 million; and
●	Decreased compensation including voluntary reductions of salary and bonus for the executive and leadership teams to make relief grants available for restaurant employees. Each non-employee member of the Board of Directors also volunteered to forgo their director and committee fees along with any cash retainers effective April 1, 2020 and continuing throughout fiscal 2020.

Effective March 27, 2020, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed to benefit companies that were significantly impacted by the pandemic. This legislation allowed for the deferral of the social security portion of the employer portion of FICA payroll taxes from the date of enactment through the end of 2020. Amounts are required to be repaid in equal installments at the end of 2021 and 2022. As of December 29, 2020, the Company had deferred $47.3 million in payroll taxes with the amount due in 2021 included in accrued wages and payroll taxes and the amount due in 2022 included in other liabilities in our consolidated balance sheets.

The CARES Act also allowed for an Employee Retention Credit for companies severely impacted by the pandemic to encourage the retention of full-time employees. This refundable payroll tax credit was available for any company that had fully or partially suspended operations due to government order or experienced a significant decline in gross receipts and had employees who were paid but did not actually work. The Company provided various forms of relief pay for hourly restaurant employees throughout the year, a significant portion of which qualified for this tax credit. For the year ended December 29, 2020, we recorded $7.0 million related to this credit which is included in labor expense in our consolidated statements of income and comprehensive income.

Finally, the CARES Act provided for small business loans that were forgivable if certain criteria were met. The Company did not pursue any of these loans on behalf of company restaurants as we believe we have sufficient alternatives for raising capital if needed.

Operating Strategy

Although a significant portion of 2020 required us to focus on adapting our business to account for the impacts of the pandemic, we remain committed to our core operating strategy that has defined and grown our brand. The operating strategy that underlies this growth is built on the following key components:

●	Offering high quality, freshly prepared food. We place a great deal of emphasis on providing our guests with high quality, freshly prepared food. As part of our process, we have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, appearance and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands-on training and education to our kitchen staff for the purpose of promoting consistent adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. At our Texas Roadhouse restaurants, we hand-cut all but one of our assortment of steaks and make our sides from scratch.
●	Offering performance-based manager compensation. We offer a performance-based compensation program to our individual restaurant managers and multi-restaurant operators, who are called "managing partners" and "market partners," respectively. Each of these partners earns a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre-tax income. As a result of the pandemic and the impact on restaurant operating results, we guaranteed a portion of these performance bonuses in the periods that were the most significantly impacted. By providing our partners with a significant stake in the success of our restaurants and underscoring our long-term commitment to them during the pandemic with guaranteed bonuses, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.
●	Focusing on dinner. In a high percentage of our restaurants, we limit our operating hours to dinner only during the weekdays with approximately one half of our restaurants offering lunch on Friday. By focusing on dinner, our restaurant teams have to prepare for and manage only one shift per day during the week. We believe this allows our restaurant teams to offer higher quality, more consistent food and service to our guests.
●	Offering attractive price points. We offer our food and beverages at moderate price points that we believe are as low as or lower than those offered by many of our competitors in any given market. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. For example, at our Texas Roadhouse restaurants, our steak entrées, which include the choice of two side items, generally range from $10.99 for our 6-ounce Sirloin to $26.99 for our 23-ounce Porterhouse T-Bone. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2020 was $17.86. Per guest average check represents restaurant sales divided by the number of guests served. We consider each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus. At our Bubba’s 33 restaurants, our entrées range from $9.99 for our Classic Cheeseburger to $19.99 for our 16-inch Meaty Meaty pizza.
●	Creating a fun and comfortable atmosphere with a focus on high quality service. We believe the service quality and atmosphere we establish in our restaurants is a key component for fostering repeat business. We focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner. Our Texas Roadhouse restaurants feature a rustic southwestern lodge décor accentuated with hand-painted murals, neon signs, and southwestern prints, rugs and artifacts. Additionally, our restaurants continuously play upbeat country hits. Our Bubba’s 33 restaurants feature walls lined with televisions playing sporting events and music videos and are decorated with sports jerseys, neon signs and other local flair.

Unit Prototype and Economics

We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant-level returns over time. Our current prototypical Texas Roadhouse restaurants consist of a freestanding building with approximately 7,600 square feet of space constructed on sites of approximately 1.5 to 2.2 acres or retail pad sites, with seating of approximately 58 to 68 tables for a total of 270 to 300 guests, including 18 bar seats, and parking for approximately 160 vehicles either on-site or in combination with some form of off-site cross parking arrangement. Our current prototypes are adaptable to in-line and end-cap locations and/or spaces within an enclosed mall or a shopping center. Our current prototypical Bubba’s 33 restaurants consist of a freestanding building with approximately 7,500 square feet of space with seating for approximately 270 guests.

In response to the pandemic, we made building modifications to a number of existing restaurants. These changes were made to better accommodate the increase in our To-Go sales and/or expand our outdoor dining arrangements. We are currently evaluating the possibility of integrating these changes into our prototypical Texas Roadhouse and Bubba’s 33 restaurant designs.

As of December 29, 2020, we leased 389 properties and owned 148 properties. Our 2020 average unit volume for all Texas Roadhouse company restaurants open before June 25, 2019 was $4.6 million. The time required for a new Texas Roadhouse restaurant to reach a steady level of cash flow is approximately three to six months. For 2020, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the 18 Texas Roadhouse company restaurants opened during the year was $6.2 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,515,000	$1,100,000	$1,950,000
Building(2)	2,570,000	1,875,000	4,055,000
Furniture and Equipment	1,320,000	1,220,000	1,440,000
Pre-opening costs	790,000	560,000	1,000,000
Other(3)	30,000	—	350,000
Total	$6,225,000
(1)	Represents 10x’s initial base rent in the event the land is leased or the average cost for land acquisitions.
(2)	Includes site work costs.
(3)	Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

For 2020 and 2019, our average capital investment for the Texas Roadhouse restaurants was $6.2 million and $5.6 million, respectively. The increase in our 2020 average capital investment was primarily due to higher land and building costs. The higher land costs were due to increased rent amounts at several sites. The higher building costs were due to higher material costs and construction delays related to the pandemic. We expect our average capital investment for restaurants to be opened in 2021 to be approximately $5.5 million.

Our average capital investment for the Bubba’s 33 restaurants opened in 2020 and 2019 was $7.3 million and $6.9 million, respectively. The increase in our 2020 average capital investment for our Bubba’s 33 restaurants was primarily due to higher building costs, in particular at one site in a more expensive area. We expect our average capital investment for restaurants to be opened in 2021 to be approximately $6.9 million.

We remain focused on driving sales and managing restaurant investment costs in order to maintain our restaurant development in the future. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of required site work, geographical location, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landowners and/or landlords, cost of liquor and other licenses and hook-up fees.

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

Existing Restaurant Locations

As of December 29, 2020, we had 537 company restaurants and 97 franchise restaurants in 49 states and ten foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	8	—	8
Alaska	2	—	2
Arizona	19	—	19
Arkansas	6	—	6
California	4	9	13
Colorado	17	1	18
Connecticut	5	—	5
Delaware	2	2	4
Florida	41	—	41
Georgia	12	4	16
Idaho	5	—	5
Illinois	17	—	17
Indiana	21	8	29
Iowa	10	—	10
Kansas	6	1	7
Kentucky	15	2	17
Louisiana	10	1	11
Maine	3	—	3
Maryland	8	6	14
Massachusetts	10	1	11
Michigan	16	3	19
Minnesota	5	—	5
Mississippi	3	—	3
Missouri	17	—	17
Montana	—	1	1
Nebraska	3	1	4
Nevada	2	—	2
New Hampshire	3	—	3
New Jersey	10	—	10
New Mexico	6	—	6
New York	21	—	21
North Carolina	20	—	20
North Dakota	2	1	3
Ohio	33	2	35
Oklahoma	8	—	8
Oregon	2	—	2
Pennsylvania	25	6	31
Rhode Island	3	—	3
South Carolina	3	6	9
South Dakota	2	—	2
Tennessee	15	1	16
Texas	71	5	76
Utah	9	1	10
Vermont	1	—	1
Virginia	19	—	19
Washington	2	1	3
West Virginia	3	3	6
Wisconsin	10	3	13
Wyoming	2	—	2
Total domestic restaurants	537	69	606
Bahrain	—	1	1
China	—	1	1
South Korea	—	2	2
Kuwait	—	3	3
Mexico	—	1	1
Philippines	—	5	5
Qatar	—	1	1
Saudi Arabia	—	5	5
Taiwan	—	4	4
United Arab Emirates	—	5	5
Total international restaurants	—	28	28
Total system-wide restaurants	537	97	634

Food

Menu. Our restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. At Texas Roadhouse restaurants, our dinner entrée prices generally range from $9.99 to $26.99. We offer a broad assortment of specially seasoned and aged steaks, all cooked over open grills and all but one hand-cut daily on the premises. We also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. Entrée prices include unlimited peanuts, fresh baked yeast rolls and most include the choice of two made-from-scratch sides. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Rattlesnake Bites®". We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées served with one side item and a beverage at prices generally between $3.99 and $9.99. At Bubba’s 33 restaurants, our menu prices, excluding appetizers, generally range from $9.99 to $19.99. We offer a broad assortment of wings, burgers, pizzas, salads and sandwiches. In addition, we also offer our guests a selection of pasta, chicken, beef and seafood entrées. Our Bubba’s 33 restaurants also offer an extensive selection of draft beer and signature cocktails. We provide a "12 & Under" menu for children at our Bubba’s 33 restaurants that includes a selection of items, including a beverage, at prices generally between $3.99 and $5.99. In addition, our full menu is available through our mobile apps or on-line which allows for To-Go pickup.

Most of our restaurants feature a full bar that offers an extensive selection of draft and bottled beer, major brands of liquor and wine as well as made in-house margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages at our Texas Roadhouse restaurants accounted for 8.6% of restaurant sales in fiscal 2020. As a result of the significant increase in To-Go sales due to the pandemic, we sold fewer alcoholic beverages compared to fiscal 2019.

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

Food safety and sanitation is of utmost importance to us. We currently utilize several programs to help facilitate adherence to proper food preparation procedures and food safety standards including our daily taste and temperature procedures. We have a food team whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to promote compliance with food safety guidelines. As a requirement of our quality assurance process, primary food items are purchased from qualified vendors who are regularly audited by reputable, outside inspection services confirming that the vendor is compliant with United States Food and Drug Administration and United States Department of Agriculture guidelines.

We perform food safety and sanitation audits on our restaurants each year and these results are reviewed by various members of operations and management. To maximize adherence to food safety protocols, we have incorporated Hazard Analysis Critical Control Points principles and critical procedures (such as hand washing) in each recipe. All restaurant managers are required to complete the American National Standards Institute Certified Food Manager training. In addition, most of our product coaches and food team members have obtained or are in the process of obtaining their Certified Professional-Food Safety designation from the National Environmental Health Association.

We also implemented additional sanitation requirements in the current year in response to the pandemic. This included adding a sanitation coordinator position at each location who is responsible for cleaning high touch areas, adding hand sanitizer stations at each restaurant, and supplying each restaurant with a chemical sanitation sprayer. These requirements are in addition to the daily health and temperature checks for all employees before they begin their shift as well as the requirement for personal protective equipment to be worn by all restaurant employees at all times.

During 2020, we began participating in the Ecolab Science Certified Inspection program. This program evaluates our restaurants on COVID-19 cleaning procedures as well as food safety, general cleanliness and safety procedures. As of December 29, 2020, over 75% of our domestic system-wide stores had been certified under this program with the remainder expected to be certified in early 2021.

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

Guest Satisfaction. Through the use of guest surveys, our websites, "texasroadhouse.com," "bubbas33.com," or "eatjaggers.com," a toll-free guest response telephone line, emails, letters, social media, and personal interaction in the restaurant, we receive valuable feedback from guests. Additionally, we employ an outside service to administer a "Secret Shopper" program whereby trained individuals periodically dine and comprehensively evaluate the guest experience at each of our domestic restaurants. Particular attention is given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. The resulting reports are used for follow up training and providing feedback to both staff and management. We continue to evaluate and implement processes relating to guest satisfaction, including reducing guest wait times, improving host interaction with the guest, and improving the To-Go experience for our guests.

Atmosphere. The atmosphere of our restaurants is intended to appeal to broad segments of the population including children, families, couples, adults and business persons. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere. The interiors feature wood walls and stained concrete floors and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants continuously play upbeat country hits. Guests may also view a display-baking area, where our fresh baked yeast rolls are prepared, and a meat cooler displaying fresh cut steaks. While waiting for a table, guests can enjoy complimentary roasted in-shell peanuts and upon being seated at a table, guests can enjoy fresh baked yeast rolls along with roasted in-shell peanuts. As a result of the pandemic, our peanuts are currently served in individual bags and provided upon request. Our Bubba’s 33 restaurants feature walls lined with televisions playing a variety of sports events and music videos and are decorated with sports jerseys, neon signs and other local flair.

People

Management Personnel. Each of our restaurants is generally staffed with one managing partner, one kitchen manager, one service manager and one or more additional assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant. Kitchen managers have primary responsibility for managing the kitchen staff and overall kitchen operations including food preparation and food quality. Service managers have primary responsibility for managing the front of house staff and overall dining room operations including service quality and the guest experience. The assistant managers support our managing partners, kitchen, and service managers. All managers are responsible for maintaining our standards of quality and performance.

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

Training and Development. All restaurant employees are required to complete varying degrees of training before and during employment. Our comprehensive training program emphasizes our operating strategy, procedures and standards, including responsible alcohol service, and is typically conducted individually at our restaurants or in groups in Louisville, Kentucky. As a result of the pandemic, this training is currently being done virtually.

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

Advertising. Our restaurants do not rely on national television or print advertising to promote our brands. Earned local media is a critical part of our strategy that features our products and people. Our restaurants use a permission-based email loyalty program, as well as social media and digital marketing, to promote the brand and engage with our guests. Our approach to media aligns with our focus on local store marketing and community involvement.

Restaurant Franchise Arrangements

Franchise Restaurants. As of December 29, 2020, we had 25 franchisees that operated 97 Texas Roadhouse restaurants in 23 states and ten foreign countries. Domestically, franchise rights are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States. We are currently not accepting new domestic franchisees. Approximately 75% of our franchise restaurants are operated by ten franchisees and no franchisee operates more than 15 restaurants.

Our standard domestic franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of domestic franchise agreement generally requires the franchisee to pay a royalty fee of 4.0% of gross sales. We may, at our discretion, waive or reduce the royalty fee on a temporary or permanent basis. In 2020, we waived royalties of $0.4 million for international franchisees in countries that were significantly impacted by the pandemic. We also made royalty deferral arrangements for many of our domestic and international franchisees. The majority of these royalty waivers and deferral arrangements were provided in the periods most significantly impacted by the pandemic. "Gross sales" means the total selling price of all services and products related to the restaurant. Gross sales do not include:

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries and one U.S. territory. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China, South Korea, Brazil and Puerto Rico. As of December 29, 2020, we had 15 restaurants open in five countries in the Middle East, four restaurants open in Taiwan, five in the Philippines, two in South Korea and one each in Mexico and China for a total of 28 restaurants in ten foreign countries. For the existing international agreements, the franchisee is generally required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

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

Management Services. We provide management services to 24 of the franchise restaurants in which we and/or our founder have an ownership interest and five additional franchise restaurants in which neither we nor our founder have an ownership interest. Such management services may include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services, restaurant employees and employee benefits on a pass-through cost basis.

Information Technology

All of our company restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, monthly, quarterly and year-to-date basis and beyond, on a company-wide, regional, market, or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provides a detailed analysis of sales and costs. These monthly profit and loss statements are compared both to the restaurant-prepared reports and to prior periods. Restaurant hardware and software support for all of our restaurants is provided and coordinated from the restaurant Support Center in Louisville, Kentucky. Currently, we utilize cable, digital subscriber lines (DSL) or T-1 technology at the restaurant level, which serves as a high-speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processors. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, maintaining a redundant data center, testing the disaster recovery plan and providing on-site power backup.

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

As a result of the significant increase in To-Go and curbside service, we made several digital enhancements to improve the guest experience and better support our increased volumes.  These enhancements include a new, fully customized digital experience that allows our guests to get on the waitlist or order pickup or curbside service.  The new digital experience also has added gift card and payment functionality.  We have also implemented texting systems which allow our dine-in guests to wait outside or in their cars and improved the To-Go experience for our To-Go guests. Finally, we have implemented systems for touchless menus and contactless payments for enhanced guest safety.

We believe that our current systems and practice of implementing regular updates will position us well to support current needs and future growth. Information systems projects are prioritized based on strategic, financial, regulatory and other business advantage criteria.

Competition

Competition in the restaurant industry is intense. We compete with well-established food service companies on the basis of taste, quality and price of the food offered, service, atmosphere, location, take-out and delivery options and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. We also face competition from meal kit delivery services as well as the supermarket industry. In addition, improving product offerings of fast casual and quick-service restaurants and better execution of off-premise sales, together with negative economic conditions could cause consumers to choose less expensive alternatives. Although we believe that we compete favorably with respect to each of the above factors, other restaurants and retail establishments compete for the same casual dining guests, quality site locations and restaurant-level employees as we do. We expect intense competition to continue in all of these areas.

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

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. In 2018, federal regulations went into effect under the Patient Protection and Affordable Care Act of 2010 ("PPACA") requiring new menu nutritional labeling requirements. As a result, we include calorie information on our menus and make additional nutritional information available at our restaurants and on our websites. Future regulatory action may occur which could result in further changes in the federal nutritional disclosure requirements.

In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority, and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises. These licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. The failure of a restaurant to obtain or retain these licenses or permits would have a material adverse effect on the restaurant’s operations. We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Consistent with industry standards, we carry liquor liability coverage as part of our existing comprehensive general liability insurance as well as excess umbrella coverage. In fiscal 2020, the sale of alcoholic beverages accounted for 8.6% of our Texas Roadhouse restaurant sales. As a result of the significant increase in To-Go sales due to the pandemic, we sold fewer alcoholic beverages compared to fiscal 2019.

Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tipped wage requirements, overtime pay, health benefits, unemployment taxes, workers’ compensation, work eligibility requirements, working conditions, safety standards, and hiring and employment practices. We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage. We anticipate that additional federal and state legislation significantly increasing minimum and/or tipped wage standards will be enacted in future periods and in other jurisdictions. Further regulatory action may occur which could result in changes to healthcare eligibility, design and cost structure.

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

As a result of the pandemic, certain state and local jurisdictions have enacted various health, safety and other regulations that have impacted our restaurants. Compliance with these regulations has led to decreased sales, increased costs, and operational complexity. We expect our operating results to continue to be impacted until at least such time that these regulations are lifted.

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

Seasonality

Our business is also subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. Holidays, changes in weather, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. As a result, our quarterly operating results and comparable restaurant sales may fluctuate due to seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease.

Beginning in March 2020, our quarterly operating results were severely impacted by the pandemic which resulted in significant fluctuations between quarters. We expect that our quarterly operating results will continue to fluctuate until such time that all dining room restrictions related to the pandemic are lifted.

Human Capital Management

As of December 29, 2020, we employed approximately 61,600 people. These employees include 681 executive and administrative personnel and 2,666 restaurant management personnel, while the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to maintain our culture through shared core values, a performance-based compensation program supported by competitive benefits and health programs, and a diverse, inclusive and supportive workplace, with opportunities for our employees to grow and develop in their careers.

Maintaining our Culture and Core Values. In our restaurants and at our Support Center, we are committed to our shared Core Values of Passion, Partnership, Integrity, and Fun…all with Purpose. These Core Values form the foundation of who we are as a company and how we interact with respect, appreciation, and fairness towards one another every day. We also believe that diversity and inclusion are vital parts of our culture. We value and welcome employees of all walks of life to share their gifts and strengths while working in our restaurants and the Support Center, as we strive to reflect the communities we are proud to serve. As a result, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests and is committed to upholding our shared values.

Performance-based Compensation and Benefits. We support our employees by offering competitive wages and benefits for eligible employees. We also offer a performance-based compensation program to our managing partners and market partners. Each of these positions earns a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre-tax income. As a result of the pandemic and the impact on restaurant operating results, we guaranteed a portion of these performance bonuses in the periods that were the most significantly impacted. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.

In addition to salaries, these programs (which vary by employee level) include, among other items, bonuses, stock awards, retirement savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid parental leave and various employee assistance programs. As a result of the pandemic, we provided increased benefits to our employees in the form of enhanced sick pay and accrued vacation benefits and also provided a premium holiday on health insurance.

Development. We motivate and develop our employees by providing them with opportunities for increased responsibilities and advancement. We provide numerous training opportunities for our employees, with a focus on continuous learning and development. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In addition, our geographic footprint often allows us to offer our restaurant team members relocation options at similar roles when personal circumstances require it.

Health and Safety. The health and safety of our employees is a top priority. In response to the pandemic, we implemented changes at our restaurants to help protect our employees and guests. This included providing personal protective equipment for our employees, adding a sanitation coordinator position at each restaurant who is responsible for cleaning high touch areas, adding hand sanitizer stations at each restaurant, and supplying each restaurant with a chemical sanitation sprayer. In addition, the majority of our Support Center employees continue to work remotely. For the employees that continue to work on-site in our Support Center, we have implemented additional measures to ensure their safety including enhanced sanitation efforts and daily health and temperature checks. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the pandemic.

Website Access to Reports

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available, free of charge on or through our Internet website, www.texasroadhouse.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Name	Age	Position
W. Kent Taylor	65	Chairman and Chief Executive Officer
Gerald L. Morgan	60	President
S. Chris Jacobsen	55	Chief Marketing Officer
Tonya R. Robinson	52	Chief Financial Officer
Douglas W. Thompson	57	Chief Operations Officer

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

Gerald L. Morgan. Mr. Morgan was appointed President in December 2020. He assumed this role from Mr. Taylor. He joined Texas Roadhouse in 1997 and has held a number of positions, including Managing Partner, Market

Partner and Regional Market Partner. Mr. Morgan has more than 35 years of restaurant management experience with Texas Roadhouse, Bennigan’s Restaurants, and Burger King.

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

Risks Related to our Growth and Operating Strategy

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our business, financial condition, and results of operations, for an extended period of time.

On March 13, 2020, the COVID-19 pandemic was declared a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By late March all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. Beginning in early May 2020, state and local guidelines began to allow dining rooms to re-open, typically at a limited capacity. While all of our dining rooms were able to re-open in some capacity, many were required to close again in areas more severely impacted by the pandemic. As of December 29, 2020, 82% of our company restaurants had their dining rooms operating under various limited capacity restrictions. Our remaining restaurants were limited to outdoor and/or To-Go or curbside service only.

As a result of the dining room restrictions and temporary closures, we have experienced a significant decrease in traffic which has impacted our operating results. While the majority of our dining rooms have re-opened, a significant portion continue to operate under capacity restrictions that severely limit the number of guests we can serve. In addition, while we have seen significant sales growth in our To-Go program, even with dining rooms re-opened, we currently do not expect these sales will generate a similar profit margin and cash flows to our normal operating model. We expect our operating results to continue to be impacted until at least such time that all state and local restrictions are lifted, and our dining rooms can operate at full capacity. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, or the extent to which our dining rooms will have to close again. In addition, we cannot predict the overall impact on the economy or consumer spending habits. The impact on our operating results as well as the operational and financial measures we have implemented in response to the pandemic have been included throughout this report.

The pandemic has also adversely impacted our ability to open new restaurants. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete. As a result, we only opened 22 restaurants in 2020 across all concepts. As of December 29, 2020, 10 restaurants were under construction. Our ability to grow our business could be further impacted, particularly if we have to delay construction on these sites in future periods.

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

The capacity restrictions and temporary closures of our dining rooms have resulted in decreased staffing levels at our restaurants. We have taken compensation actions to support certain restaurant employees during the pandemic, but those actions may not be enough to compensate them until such time that our dining rooms can re-open at full capacity. Those restaurant employees might seek and find other employment during the interruption, which could have a material adverse effect on our ability to properly staff our restaurants with experienced team members once we resume our normal operations.

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

Failure to manage our growth effectively could harm our business. We have grown significantly since our inception and intend to continue growing in the future. Our objective is to grow our business and increase shareholder value by (1) expanding our base of company restaurants that are profitable, (2) increasing sales and profits at existing restaurants, and (3) pursuing other strategic initiatives or business opportunities. While these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis. As we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will likely decline, which may make it increasingly difficult to achieve levels of sales and profitability growth that we have seen in the past. In addition, our existing restaurant management systems, field support systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. In addition to challenges relating to the COVID-19 pandemic, as we grow, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations, or finding new employees (including new employees arising from strategic initiatives) to assimilate to our culture and brand standards. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we were unable to manage our growth effectively, our business and operating results could be materially adversely impacted.

Our growth strategy, which primarily depends on our ability to open new restaurants that are profitable, is subject to many factors, some of which are beyond our control.

We cannot assure you that we will be able to open new restaurants that are profitable in accordance with our expansion plans. We have experienced delays in opening some of our restaurants in the past, including significant delays in 2020 due to the pandemic, and may experience delays in the future. Delays or failures in opening new restaurants could adversely affect our growth strategy. One of our biggest challenges in executing our growth strategy is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable restaurant sites in our target markets is intense.

In addition, we have generally been able to fund the construction of new restaurants from cash provided by our operations. If our operations continue to be significantly impacted by the pandemic, our ability to open new restaurants could also be impacted.

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

Our ability to open new restaurants that are profitable will also depend on numerous other factors, many of which are beyond our control, including, but not limited to, the following:

●	our ability to hire, train and retain qualified operating personnel, especially market partners and managing partners who can execute our business strategy;
●	our ability to negotiate suitable purchase or lease terms;
●	the availability of construction materials and labor;
●	our ability to control construction and development costs of new restaurants;
●	our ability to secure required governmental approvals and permits in a timely manner, or at all;
●	road construction and other factors limiting access to the restaurant;
●	delays by our landlord or other developers in constructing other parts of a development adjacent to our premises in a timely manner;
●	redevelopment of other parts of a development adjacent to our premises that affect the parking available for our restaurant;
●	our ability to secure liquor licenses;
●	general economic conditions, including an economic recession;
●	changes in federal and state tax laws;
●	the cost and availability of capital to fund construction costs and pre-opening expenses; and
●	the impact of inclement weather, natural disasters and other calamities.

You should not rely on past changes in our average unit volume or our comparable restaurant sales as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit volume and comparable restaurant sales, including, among other factors:

●	consumer awareness and understanding of our brands;

●	our ability to execute our business strategy effectively;
●	competition, either from our competitors in the restaurant industry or our own restaurants;
●	the impact of inclement weather, natural disasters and other calamities;
●	consumer trends and seasonality;
●	our ability to increase menu prices without adversely impacting guest traffic counts or per person average check growth;
●	introduction of new menu items;
●	mandated dining room closures and/or dining rooms operating at limited capacity;
●	negative publicity regarding food safety, health concerns, quality of service, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	general economic conditions, including an economic recession, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use; and
●	effects of actual or threatened terrorist attacks.

Our average unit volume and comparable restaurant sales may not increase at rates achieved in the past, which may affect our sales growth and will continue to be a critical factor affecting our profitability. In addition, changes in our average unit volume and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.

The development of new restaurant concepts may not contribute to our growth.

The development of new restaurant concepts may not be as successful as our experience in the development of the Texas Roadhouse concept. In May 2013, we launched a new casual dining concept, Bubba’s 33, a family-friendly, sports restaurant that has expanded to 31 restaurants as of December 29, 2020. In December 2014, we launched a new fast-casual concept, Jaggers, which offers drive-thru service, that has expanded to three restaurants as of December 29, 2020.

Bubba’s 33 and Jaggers each have lower brand awareness and less operating experience than most Texas Roadhouse restaurants. In addition, Bubba’s 33 restaurants have a higher initial investment cost and Jaggers has a lower per person average check amount. As a result, the development of these concepts may not contribute to our average unit volume growth and/or profitability in an incremental way. We can provide no assurance that new units will be accepted in the markets targeted for the expansion of these concepts or that we will be able to achieve our targeted returns when opening new locations. In the future, we may determine not to move forward with any further expansion of these concepts. These decisions could limit our overall long-term growth. Additionally, expansion of these concepts might divert our management’s attention from other business concerns and could have an adverse impact on our core Texas Roadhouse business.

Our expansion into international markets presents increased economic, political, regulatory and other risks.

As of December 29, 2020, our operations include 28 Texas Roadhouse franchise restaurants in ten countries outside the United States, and we expect to have further international expansion in the future. The entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically or any success we have had in other international markets. In addition, operating in international markets may require significant resources and management attention and will subject us to economic, political and regulatory risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

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

We plan to continue to opportunistically acquire existing restaurants from our domestic franchisees over time. Additionally, from time to time, we evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives (including retail initiatives utilizing our intellectual property) to acquire or develop additional business channels or concepts, and/or change the business strategy regarding an existing concept. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and possibly obtain appropriate financing.

Any acquisition or future development that we pursue, including the on-going development of new concepts or retail initiatives utilizing our intellectual property, whether or not successfully completed, may involve risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition or development as the restaurants are integrated into our operations;
●	risks associated with entering into new domestic markets or conducting operations where we have no or limited prior experience;
●	risks associated with successfully integrating new employees, processes and systems;

●	risks inherent in accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates, and our ability to achieve projected economic and operating synergies, without impacting our underlying business; and
●	the diversion of management’s attention from other business concerns.

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

Additionally, we may evaluate other means to leverage our competitive strengths, including the expansion of our products across other strategic initiatives or business opportunities (including retail initiatives utilizing our intellectual property). The expansion of our products may damage our reputation if products bearing our brands are not of the same quality or value that guests associate with our brands. In addition, we may experience dilution of the goodwill associated with our brands as it becomes more common and increasingly accessible.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases, as well as risks related to renewal.

The majority of our company restaurants are located on leased premises. Payments under our operating leases account for a significant portion of our operating expenses. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with the relocation, other operational changes, or closure of any restaurant, we may nonetheless be committed to perform on our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.

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

Approximately 21% of our company restaurants are located in Texas and Florida and, as a result, we are sensitive to economic and other trends and developments in those states.

As of December 29, 2020, we operated a total of 71 company restaurants in Texas and 41 company restaurants in Florida. As a result, we are particularly susceptible to adverse trends and economic conditions in those states, including declines in oil prices that may increase levels of unemployment and cause other economic pressures that may result in lower sales and profits at our restaurants in oil regions of Texas and surrounding areas. In addition, given our geographic concentration in these states, negative publicity regarding any of our restaurants in either Texas or Florida could have a material adverse effect on our business and operations, as could other occurrences in either Texas or Florida such as health epidemics or pandemics (such as COVID-19), local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, hurricanes, fires or other natural disasters.

Changes in consumer preferences and discretionary spending could adversely affect our business.

Our success depends, in part, upon the popularity of our food products. Continued social concerns or shifts in consumer preferences away from our restaurants or cuisine, particularly beef, would harm our business. In response to the pandemic, many consumers have preferred to order food To-Go or by delivery rather than dining in at full-service restaurants, and if these preferences continue and consumers continue to avoid gathering in public places in large groups, we may need to further adapt our offerings to accommodate these changes. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. This includes any downturns that result from the pandemic. Any material decline in the amount of discretionary spending could have a material adverse effect on our business, results of operations, financial condition or liquidity.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	the timing of new restaurant openings and related expenses;
●	restaurant operating costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;
●	labor availability and costs for hourly and management personnel including mandated changes in federal and/or state minimum and tipped wage rates, overtime regulations, state unemployment taxes, or health benefits;
●	profitability of our restaurants, particularly in new markets;
●	changes in interest rates;
●	the impact of litigation, including negative publicity;
●	increases and decreases in average unit volume and comparable restaurant sales;
●	impairment of long-lived assets, including goodwill, and any loss on restaurant relocations or closures;
●	general economic conditions, including an economic recession, which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;
●	mandated restaurant closures and/or dining rooms operating at limited capacity;
●	negative publicity regarding food safety and other food and beverage related matters, including the integrity of our, or our suppliers’, food processing;
●	negative publicity regarding health concerns and/or global pandemics;
●	negative publicity relating to the consumption of beef or other products we serve;
●	changes in consumer preferences and competitive conditions;
●	expansion to new domestic and/or international markets;
●	adverse weather conditions which impact guest traffic at our restaurants;
●	increases in infrastructure costs;
●	adoption of new, or changes in existing, accounting policies or practices;
●	changes in and/or interpretations of federal and state tax laws;
●	actual self-insurance claims varying from actuarial estimates;
●	fluctuations in commodity prices;
●	competitive actions; and
●	the impact of inclement weather, natural disasters and other calamities.

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

Beginning in March 2020, our quarterly operating results were severely impacted by the pandemic which resulted in significant fluctuations between quarters. We expect that our quarterly operating results will continue to fluctuate until at least such time that all dining room restrictions related to the pandemic are lifted.

We rely heavily on information technology, and any material failure, weakness or interruption could prevent us from effectively operating our business.

We rely heavily on information systems in all aspects of our operations, including point-of-sale systems, financial systems, marketing programs, e-commerce, cyber-security and various other processes and transactions. Our point-of-sale processing in our restaurants includes payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability, security and capacity of these systems. As our business needs continue to evolve, these systems will require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms or a material breach in the security of these systems could result in delays in guest service and reduce efficiency in our operations.

Additionally, our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our Support Center. As a result of the pandemic, a significant portion of our Support Center staff continue to work remotely. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including tornadoes and other natural disasters, and back up off-site locations for recovery of electronic and other forms of data information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations and exposure to administrative and other legal claims.

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

Some business processes are currently outsourced to third parties. Such processes include information technology processes, gift card tracking, credit card authorization and processing, insurance claims processing, unemployment claims processing, payroll tax filings, check payment processing, and other accounting processes. We also continue to evaluate our other business processes to determine if additional outsourcing is a viable option to accomplish our goals. We make a diligent effort to validate that all providers of outsourced services maintain customary internal controls, such as redundant processing facilities and adequate security frameworks to guard against breaches or data loss; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or internal controls over their processes could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

We may incur costs and adverse revenue consequences resulting from breaches of security related to confidential guest and/or employee information or the fraudulent use of credit cards.

The nature of our business involves the receipt and storage of information about our guests and employees. Hardware, software or other applications we develop and procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery or other forms of deceiving our employees or vendors. In addition, we accept electronic payment cards for payment in our restaurants. During 2020, approximately 80% of our transactions were by credit or debit cards, and such card usage could increase.  Other retailers have experienced actual or potential security breaches in which credit and debit card along with employee information may have been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of alleged theft of guest and/or employee information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could have a material adverse impact on our financial condition and results of operations.  If we fail to adequately control fraudulent credit card and debit card transactions to comply with the Payment Card Industry Data Security Standards, we may face diminished public perception of our security measures, fines and assessments from the card brands and significantly higher credit card and debit card related costs.  In addition, if there are malfunctions or other problems with our processing vendors, billing software or payment processing systems, our guest satisfaction may be adversely affected and one or more of the major payment networks could disallow our continued use of their payment methods.  The termination of our ability to process payments through any major payment network would significantly impact our ability to operate our business.

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

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants and other places of accommodation are designed to be accessible to the disabled, we could be required to make unexpected modifications to provide service to, or make reasonable accommodations, for disabled persons.

In addition, as a result of the COVID-19 pandemic, certain state and local jurisdictions have enacted various health, safety and other regulations that have impacted our restaurants. Compliance with these regulations has led to decreased sales, increased costs, and operational complexity. We cannot predict when these regulations may be lifted or the impact on our business, results of operations, financial condition or liquidity.

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

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered as a result of a visit to our restaurants, or that we have problems with food quality or operations. As a Company, we take responsible alcohol service seriously. However, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. It is also possible that employees, guests or others could make claims against us as a result of the pandemic, and the nature and scope of such matters, if any, is unknown.

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

Our ability to fund our operating plans and to implement our capital allocation strategies depends on sufficient cash flow from operations and/or other financing, including the use of funding under our amended revolving credit facility. We also may seek access to the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our capital allocation strategies include, but are not limited to, new restaurant development, payment of dividends (even though the dividend program was suspended due to the on-going COVID-19 pandemic), refurbishment or relocation of existing restaurants, repurchases of our common stock and franchise acquisitions. If we experience decreased cash flow from operations, similar to what we experienced in the current year, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions or a negative effect on our revenues could affect our ability to borrow or comply with our covenants under our amended revolving credit facility. If we are unable to raise additional capital, our growth could be impeded.

Our existing credit facility limits our ability to incur additional debt.

The lenders’ obligation to extend credit under our amended revolving credit facility depends on our maintaining certain financial covenants. If we are unable to maintain these covenants, we would be unable to obtain additional financing under this amended revolving credit facility. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. If we are unable to borrow additional capital or have sufficient liquidity to either repay or refinance the then outstanding balance at the expiration of our amended revolving credit facility, or upon violation of the covenants, our growth could be impeded and our financial performance could be materially adversely affected.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices, particularly proteins, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as food supply constrictions, weather conditions, food safety concerns, global pandemics, product recalls, global market and trade conditions, and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term results could be negatively affected. Also, if we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests’ menu item selections and guest traffic.

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

Increased competition for qualified employees caused by a shortage in the labor pool exerts upward pressure on wages paid to attract and retain such personnel, resulting in higher labor costs, together with greater recruitment and training expense. We could suffer from significant indirect costs, including restaurant disruptions due to management or hourly labor turnover and potential delays in new restaurant openings. A shortage in the labor pool could also cause our restaurants to be required to operate with reduced staff which could negatively impact our ability to provide adequate service levels to our guests resulting in adverse guest reactions and a possible reduction in guest traffic counts. Additionally, so long as the COVID-19 pandemic continues, personal or public health concerns related to the pandemic might make some existing personnel or potential candidates reluctant to work in enclosed restaurant environments.

We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage. We anticipate that additional legislation significantly increasing minimum and/or tipped wage standards will be enacted in future periods and in other jurisdictions. Any government actions related to employee compensation or employer liability in response to the pandemic, whether temporary or permanent, could increase our labor costs. In addition, regulatory actions which result in changes to healthcare eligibility, design and cost structure could occur. Any increases in minimum and/or tipped wages or increases in employee benefits costs will result in higher labor costs.

In addition, the pandemic resulted in a number of staffing challenges at our restaurants in the current year. To address these challenges, we provided relief pay and enhanced benefits for our hourly employees. The relief pay included pay for employees who received significantly less or no hours at locations where dining rooms were required to close. The benefits included certain sick pay and accrued vacation enhancements as well as a premium holiday on health insurance. These actions were performed to retain employees and ensure that we maintained adequate staffing levels as our dining rooms re-opened.

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

The pandemic has significantly impacted our business as well as the global economy. During 2021 and beyond, the U.S. and global economies could further suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. In addition, there is no assurance that any governmental plans to stimulate the economy will foster growth in consumer spending or buying habits. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, results of operations, financial condition or liquidity.

Our success depends on our ability to compete with many food service businesses.

The restaurant industry is intensely competitive. We compete with many well-established food service companies on the basis of taste, quality and price of products offered, guest service, atmosphere, location, take-out and delivery options and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. We also face competition from meal kit delivery services as well as the supermarket industry. In addition, improving product offerings of fast casual and quick-service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail establishments for quality site locations and employees. Additionally, our competitors may generate or better implement business strategies that improve the value and the relevance of their brands and reputation, relative to ours. This could include the testing of delivery via internal or third-party methods or better execution around guests’ To-Go experience in response to dine-in capacity restrictions.

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

Given the marked increase in the use of social media platforms along with smart phones in recent years, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our Company may be posted on such platforms at any time. Additionally, social media has increasingly been utilized to target specific companies or brands as a result of a variety of actions or inactions, or perceived actions or inactions, that are disfavored by interest groups and such campaigns can rapidly accelerate and impact consumer behavior. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic. The impact may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse effect on our business.

Health and social concerns relating to the consumption of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality and food safety, including food-borne illnesses. In addition, consumer preferences may be impacted by current and future menu-labeling requirements. In 2018, federal disclosure requirements went into effect under the Patient Protection and Affordable Care Act of 2010 requiring new menu nutritional labeling requirements. As a result, we include calorie information on our menus and make additional nutritional information available at our restaurants and on our websites. However, future regulatory action may occur which could result in further changes in the nutritional disclosure requirements. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The labeling requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concepts or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Food safety and sanitation, food-borne illness and health concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety and sanitation is a top priority, and we dedicate substantial resources to help our guests enjoy safe, quality food products. However, food-borne illnesses and food safety issues occur in the food industry from time to time. Any report or publicity, whether true or not, linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenue and profits. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our revenue and profits. Heightened concern regarding restaurant safety caused by the COVID-19 pandemic would likely magnify such adverse impact.

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

In addition to the novel coronavirus that causes COVID-19, the United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as Hepatitis A, Norovirus, Ebola, Avian Flu, SARS and H1N1. To the extent that a virus is food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product which may materially adversely affect our business.

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

Payment of cash dividends on our common stock or repurchases of our common stock are subject to compliance with applicable laws and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, business prospects and other factors that our Board of Directors may deem relevant. We temporarily suspended all cash dividends and share repurchases to enhance our financial flexibility as a result of the pandemic. Once this suspension has been lifted, there can be no assurance that we will continue to pay dividends or repurchase our common stock at the same levels we have historically.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under a master lease with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 29, 2020, we leased 133,023 square feet. Our lease expires on October 31, 2048, including all applicable extensions. Of the 537 company restaurants in operation as of December 29, 2020, we owned 148 locations and leased 389 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	5	8
Alaska	—	2	2
Arizona	5	14	19
Arkansas	1	5	6
California	1	3	4
Colorado	7	10	17
Connecticut	—	5	5
Delaware	1	1	2
Florida	7	34	41
Georgia	4	8	12
Idaho	1	4	5
Illinois	3	14	17
Indiana	13	8	21
Iowa	2	8	10
Kansas	2	4	6
Kentucky	4	11	15
Louisiana	2	8	10
Maine	—	3	3
Maryland	—	8	8
Massachusetts	1	9	10
Michigan	5	11	16
Minnesota	1	4	5
Mississippi	1	2	3
Missouri	2	15	17
Nebraska	1	2	3
Nevada	—	2	2
New Hampshire	2	1	3
New Jersey	—	10	10
New Mexico	1	5	6
New York	3	18	21
North Carolina	4	16	20
North Dakota	—	2	2
Ohio	12	21	33
Oklahoma	2	6	8
Oregon	—	2	2
Pennsylvania	3	22	25
Rhode Island	—	3	3
South Carolina	—	3	3
South Dakota	1	1	2
Tennessee	—	15	15
Texas	39	32	71
Utah	1	8	9
Vermont	—	1	1
Virginia	6	13	19
Washington	—	2	2
West Virginia	1	2	3
Wisconsin	4	6	10
Wyoming	2	—	2
Total	148	389	537

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

The number of holders of record of our common stock as of February 17, 2021 was 179.

In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. On February 20, 2020, our Board of Directors declared a quarterly dividend of $0.36 per share of common stock which was paid on March 27, 2020. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends of the Company’s common stock, effective with respect to dividends occurring after March 27, 2020. This was done to preserve cash flow during the pandemic. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant. We are currently evaluating when we will resume the payment of cash dividends.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

In 2008, our Board of Directors approved our first stock repurchase program. From inception through December 29, 2020, we have paid $369.0 million through our authorized stock repurchase programs to repurchase 17,722,505 shares of our common stock at an average price per share of $20.82. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. In 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. The Company suspended all share repurchase activity on March 17, 2020 in order to preserve cash flow due to the pandemic. As of December 29, 2020, $147.8 million remains authorized for stock repurchases. We are currently evaluating when we will resume the repurchase of shares.

Stock Performance Graph

The following graph sets forth the cumulative total return experienced by holders of the Company’s common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the five year period ended December 29, 2020, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 29, 2015 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since December 29, 2015

Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/29/2015	12/27/2016	12/26/2017	12/24/2018	12/31/2019	12/29/2020
Texas Roadhouse, Inc.	$100.00	$137.44	$149.97	$157.54	$156.18	$218.97
Russell 3000	$100.00	$110.05	$129.40	$115.63	$154.29	$182.00
Russell 3000 Restaurant	$100.00	$103.97	$123.69	$123.89	$158.36	$183.33

ITEM 6—SELECTED FINANCIAL DATA

We derived the selected consolidated financial data as of and for the years 2020, 2019, 2018, 2017 and 2016 from our audited consolidated financial statements.

The Company utilizes a 52 or 53 week accounting period that typically ends on the last Tuesday in December. The Company utilizes a 13 or 14 week accounting period for quarterly reporting purposes. Fiscal years 2020, 2018, 2017 and 2016 were 52 weeks in length while fiscal year 2019 was 53 weeks in length. Our historical results are not necessarily indicative of our results for any future period.

	Fiscal Year
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Consolidated Statements of Income:
Revenue:
Restaurant sales and other	$2,380,177	$2,734,177	$2,437,115	$2,203,017	$1,974,261
Franchise royalties and fees	17,946	21,986	20,334	16,514	16,453
Total revenue	2,398,123	2,756,163	2,457,449	2,219,531	1,990,714
Income from operations	23,844	212,023	187,789	186,206	171,900
Income before taxes	19,253	213,915	188,551	186,117	171,756
Income tax (benefit) expense	(15,672)	32,397	24,257	48,581	51,183
Net income including noncontrolling interests	$34,925	$181,518	$164,294	$137,536	$120,573
Less: Net income attributable to noncontrolling interests	3,670	7,066	6,069	6,010	4,975
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$31,255	$174,452	$158,225	$131,526	$115,598
Net income per common share:
Basic	$0.45	$2.47	$2.21	$1.85	$1.64
Diluted	$0.45	$2.46	$2.20	$1.84	$1.63
Weighted average shares outstanding:
Basic	69,438	70,509	71,467	70,989	70,396
Diluted	69,893	70,916	71,964	71,527	71,052

Cash dividends declared per share	$0.36	$1.20	$1.00	$0.84	$0.76

	Fiscal Year
	2020	2019	2018	2017	2016

	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$363,155	$107,879	$210,125	$150,918	$112,944
Total assets	2,325,161	1,983,565	1,469,276	1,330,623	1,179,971
Current portion of operating lease liabilities	19,271	17,263	-	-	-
Current maturities of long-term debt	50,000	-	-	9	159
Operating lease liabilities, net of current portion	572,171	538,710	-	-	-
Long-term debt, net of current maturities	190,000	-	-	50,000	50,550
Total liabilities	1,382,110	1,052,396	508,568	479,232	421,729
Noncontrolling interests	15,546	15,175	15,139	12,312	8,016
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	$927,505	$915,994	$945,569	$839,079	$750,226
Selected Operating Data (unaudited):
Restaurants:
Company - Texas Roadhouse	503	484	464	440	413
Company - Bubba’s 33	31	28	25	20	16
Company - Jaggers	3	2	2	2	2
Franchise - Domestic	69	69	69	70	73
Franchise - International	28	28	22	17	13
Total	634	611	582	549	517
Company restaurant information:
Store weeks	27,181	26,473	24,693	23,274	21,583
Comparable restaurant sales (1)	(14.2)%	4.7%	5.4%	4.5%	3.5%
Texas Roadhouse restaurants only:
Comparable restaurant sales (1)	(14.1)%	4.6%	5.4%	4.5%	3.6%
Average unit volume (2)	$4,649	$5,555	$5,209	$4,973	$4,805
Net cash provided by operating activities	$230,438	$374,298	$352,868	$286,373	$257,065
Net cash used in investing activities	$(161,105)	$(214,820)	$(158,145)	$(178,156)	$(164,738)
Net cash provided by (used in) financing activities	$185,943	$(261,724)	$(135,516)	$(70,243)	$(38,717)
(1)	Comparable restaurant sales reflects the change in sales over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period.
(2)	Average unit volume represents the average annual restaurant sales from Texas Roadhouse company restaurants open for a full six months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period. Additionally, average unit volume of company restaurants in the table above was adjusted to reflect the restaurant sales of any acquired franchise restaurants. In addition, average unit volume for 2019 includes 53 weeks compared to 52 weeks for all other periods presented.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-29), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of 2020 results as compared to 2019 results. For discussion of 2019 results as compared to 2018 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our founder, chairman and chief executive officer, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 634 restaurants in 49 states and ten foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. As of December 29, 2020, our 634 restaurants included:

●	537 "company restaurants," of which 517 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income. Of the 537 restaurants we owned and operated at the end of 2020, we operated 503 as Texas Roadhouse restaurants, 31 as Bubba’s 33 restaurants and three as Jaggers restaurants.
●	97 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 24 franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants operated as Texas Roadhouse restaurants. Of the 97 franchise restaurants, 69 were domestic restaurants and 28 were international restaurants.

We have contractual arrangements which grant us the right to acquire at pre-determined formulas (i) the remaining equity interests in 18 of the 20 majority-owned company restaurants and (ii) 65 of the 69 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that typically ends on the last Tuesday in December. Fiscal year 2020 was 52 weeks in length, while the fourth quarter was 13 weeks in length. Fiscal year 2019 was 53 weeks in length and, as such, the fourth quarter was 14 weeks in length.

COVID-19 Impact

On March 13, 2020, the novel coronavirus ("COVID-19") pandemic (the "pandemic") was declared a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By late March, all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. Beginning in early May 2020, state and local guidelines began to allow dining rooms to re-open, typically at a limited capacity. While all of our dining rooms were able to open in some capacity, many were required to close again in areas more severely impacted by the pandemic. As of December 29, 2020, 82% of our company restaurants had their dining rooms operating under various limited capacity restrictions. Our remaining restaurants were limited to outdoor and/or To-Go or curbside service only.

In response to the impact of the pandemic on our restaurant operations, we have developed a hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. This includes design changes to our building to better accommodate the increased To-Go sales and the expansion of outdoor seating areas where allowed. We also have installed booth partitions in all of our restaurants as an added safety measure for our guests. In addition, we have increased our already strict sanitation requirements, are conducting daily health and temperature checks for all employees before they begin their shift and are requiring personal protective equipment to be worn by all restaurant employees at all times. As we work through the local regulations at each of our locations, the safety of our employees and guests remains our top priority.

As a result of the dining room restrictions and temporary closures, we have experienced a significant decrease in traffic which has impacted our operating results. While the majority of our dining rooms have re-opened, a significant portion continue to operate under capacity restrictions that severely limit the number of guests we can serve. In addition, while we have seen significant sales growth in our To-Go program, even with dining rooms re-opened, we currently do not expect these sales will generate a similar profit margin and cash flows to our normal operating model. We expect our operating results to continue to be impacted until at least such time that all state and local restrictions are lifted, and our dining rooms can operate at full capacity. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, or the extent to which our dining rooms will have to close again. In addition, we cannot predict the overall impact on the economy or consumer spending habits. The impact on our operating results as well as the operational and financial measures we have implemented in response to the pandemic have been included throughout this report.

In response to the pandemic, the Company and our Board of Directors implemented the following measures in 2020 to enhance financial flexibility:

●	Decreased the number of planned new restaurants for 2020;
●	Suspended all quarterly cash dividends occurring after March 27, 2020;
●	Suspended all share repurchase activity;
●	Expanded the capacity of the revolving credit facility and increased the borrowings by $240 million; and
●	Decreased compensation including voluntary reductions of salary and bonus for the executive and leadership teams to make relief grants available for restaurant employees. Each non-employee member of the Board of Directors also volunteered to forgo their director and committee fees along with any cash retainers effective April 1, 2020 and continuing throughout fiscal 2020.

Effective March 27, 2020, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed to benefit companies that were significantly impacted by the pandemic. This legislation allowed for the deferral of the social security portion of the employer portion of FICA payroll taxes from the date of enactment through the end of 2020. Amounts are required to be repaid in equal installments at the end of 2021 and 2022. As of December 29, 2020, the Company had deferred $47.3 million in payroll taxes with the amount due in 2021 included in accrued wages and payroll taxes and the amount due in 2022 included in other liabilities in our consolidated balance sheets.

The CARES Act also allowed for an Employee Retention Credit for companies severely impacted by the pandemic to encourage the retention of full-time employees. This refundable payroll tax credit was available for any company that had fully or partially suspended operations due to government order or experienced a significant decline in gross receipts and had employees who were paid but did not actually work. The Company provided various forms of relief pay for hourly restaurant employees throughout the year, as significant portion of which qualified for this tax credit. For the year ended December 29, 2020, we recorded $7.0 million related to this credit which is included in labor expense in our consolidated statements of income and comprehensive income.

Finally, the CARES Act provided for small business loans that were forgivable if certain criteria were met. The Company did not pursue any of these loans on behalf of company restaurants as we believe we have sufficient alternatives for raising capital if needed.

Long-term Strategies to Grow Earnings Per Share

Although a significant portion of 2020 required us to focus on adapting our business to account for the impacts of the pandemic, we remain committed to our core operating strategy that has defined and grown our brand. Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

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

In 2020, we opened 22 company restaurants while our franchise partners opened four restaurants. This included 18 Texas Roadhouse restaurants, three Bubba’s 33 restaurants, and one Jaggers restaurant. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete which decreased our planned store openings for the year. We currently plan to open 25 to 30 company restaurants across all concepts in 2021. To the extent that state and local guidelines begin to further reduce capacity at our restaurants, we could pull back on development and reduce capital expenditures accordingly. In addition, we anticipate our existing franchise partners will open as many as six Texas Roadhouse restaurants, primarily international, in 2021.

Our average capital investment for the 18 Texas Roadhouse restaurants opened during 2020, including pre-opening expenses and a capitalized rent factor, was $6.2 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2021 to be approximately $5.5 million. Our average capital investment for the three Bubba’s 33 restaurants opened during 2020, including pre-opening expenses and a capitalized rent factor, was $7.3 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2021 to be approximately $6.9 million.

We remain focused on driving sales and managing restaurant investment costs in order to maintain our restaurant development in the future. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of any required site work, type of construction labor, local permitting requirements, our ability to negotiate with landlords, cost of liquor and other licenses and hook-up fees and geographical location. In addition, we have seen increased building costs as a result of the pandemic.

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries and one U.S territory. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China, South Korea, Brazil and Puerto Rico. As of December 29, 2020, we had 15 restaurants open in five countries in the Middle East, four restaurants open in Taiwan, five in the Philippines, two in South Korea, and one each in Mexico and China for a total of 28 restaurants in ten foreign countries. For the existing international agreements, the franchisee is generally required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

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

In addition, we continue to look for ways through various strategic initiatives to drive awareness of our brands and increase profitability. At the onset of the pandemic, we began selling ready-to-grill steaks and pork for customers to prepare at home. While we reduced our store-level offerings around ready-to-grill products once our dining rooms began to re-open, based on the success of this program we have developed Texas Roadhouse Butcher Shop. This on-line platform allows for the purchase and delivery hand-cut quality steaks that are available in our restaurants. This platform launched in our Q4 2020 fiscal quarter.

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

Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders, including the payment of dividends and repurchase of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock. On February 20, 2020, our Board of Directors declared a quarterly dividend of $0.36 per share of common stock which was paid on March 27, 2020. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends on the Company’s common stock, effective with respect to dividends occurring after March 27, 2020. This was done to preserve cash flow due to the pandemic. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility, other contractual restrictions and other factors deemed relevant. We are currently evaluating when we will resume the payment of cash dividends.

In 2008, our Board of Directors approved our first stock repurchase program. From inception through December 29, 2020, we have paid $369.0 million through our authorized stock repurchase programs to repurchase 17,722,505 shares of our common stock at an average price per share of $20.82. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. For the year ended December 29, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. The Company suspended all share repurchase activity on March 17, 2020 in order to preserve cash flow due to the pandemic. As of December 29, 2020, $147.8 million remains authorized for stock repurchases. We are currently evaluating when we will resume the repurchase of shares.

Key Operating Personnel

Key management personnel who have a significant impact on the performance of our restaurants include market partners, managing partners, kitchen managers, service managers and assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant. Kitchen managers have primary responsibility for managing the kitchen staff and overall kitchen operations including food preparation and food quality. Service managers have primary responsibility for managing the front of house staff and overall dining room operations including service quality and the guest experience. The assistant managers support our managing partners, kitchen, and service managers. All managers are responsible for maintaining our standards of quality and performance. We use market partners to oversee the operation of our restaurants. Each market partner oversees a group of varying sizes of managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assisting in the site selection process. Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies and standards of quality.

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

Comparable Restaurant Sales. Comparable restaurant sales reflects the change in sales for company restaurants over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

Average Unit Volume. Average unit volume represents the average annual restaurant sales for company restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

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

Other Key Definitions

Restaurant and Other Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the consolidated statements of income and comprehensive income. Other sales include the amortization of fees associated with our third party gift card sales net of the amortization of gift card breakage income.  These amounts are amortized consistent with the historic redemption pattern of the associated gift card or on actual redemptions in periods where redemptions do not align with historic redemption patterns.

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

Food and Beverage Costs. Food and beverage costs consists of the costs of raw materials and ingredients used in the preparation of food and beverage products sold in our company restaurants. Approximately half of our food and beverage costs relates to beef costs.

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

Equity Income (Loss) from Unconsolidated Affiliates. Equity income (loss) includes our percentage share of net income earned by unconsolidated affiliates. This includes our 5.0% to 10.0% equity interest in 24 franchise restaurants. Additionally, we own a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

2020 Financial Highlights

Total revenue decreased $358.0 million or 13.0% to $2.4 billion in 2020 compared to $2.8 billion in 2019. The decrease was primarily due to a decrease in average unit volumes driven by a decrease in comparable restaurant sales. While store weeks increased 2.7% in 2020, comparable restaurant sales decreased 14.2%. The decrease in average unit volumes is primarily due to our dining rooms operating under various limited capacity restrictions due to the pandemic. Also, the addition of the 53rd week in 2019 resulted in $59.0 million in restaurant and other sales.

Restaurant margin decreased $208.6 million or 44.0% to $265.6 million in 2020 compared to $474.2 million in 2019 and restaurant margin, as a percentage of restaurant and other sales, decreased to 11.2% in 2020 compared to 17.3% in 2019. The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to lower sales along with higher costs due to the pandemic. In addition, restaurant margin was pressured by an increase in To-Go sales which typically result in a less profitable transaction. See further discussion of specific drivers included below.

Net income decreased $143.2 million or 82.1% to $31.3 million in 2020 compared to $174.5 million in 2019 primarily due to lower restaurant margin dollars partially offset by lower general and administrative expenses and an income tax benefit. Diluted earnings per share decreased 81.8% to $0.45 from $2.46 in the prior year. Also, the addition of the 53rd week in 2019 resulted in additional diluted earnings per share of $0.10 to $0.11.

	Results of Operations
	Fiscal Year
	2020		2019
	$	%	$	%

	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	2,380,177	99.3	2,734,177	99.2
Franchise royalties and fees	17,946	0.7	21,986	0.8
Total revenue	2,398,123	100.0	2,756,163	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	780,646	32.8	883,357	32.3
Labor	875,764	36.8	905,614	33.1
Rent	54,401	2.3	52,531	1.9
Other operating	403,726	17.0	418,448	15.3
(As a percentage of total revenue)
Pre-opening	20,099	0.8	20,156	0.7
Depreciation and amortization	117,877	4.9	115,544	4.2
Impairment and closure, net	2,263	NM	(899)	NM
General and administrative	119,503	5.0	149,389	5.4
Total costs and expenses	2,374,279	99.0	2,544,140	92.3
Income from operations	23,844	1.0	212,023	7.7
Interest expense (income), net	4,091	0.2	(1,514)	(0.1)
Equity (loss) income from investments in unconsolidated affiliates	(500)	(0.0)	378	0.0
Income before taxes	19,253	0.8	213,915	7.8
Income tax (benefit) expense	(15,672)	(0.7)	32,397	1.2
Net income including noncontrolling interests	34,925	1.5	181,518	6.6
Net income attributable to noncontrolling interests	3,670	0.2	7,066	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	31,255	1.3	174,452	6.3

NM – Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	Fiscal Year Ended
	2020	2019

	(In thousands, except per store week)

Income from operations	$ 23,844	$ 212,023

Less:
Franchise royalties and fees	17,946	21,986

Add:
Pre-opening	20,099	20,156
Depreciation and amortization	117,877	115,544
Impairment and closure, net	2,263	(899)
General and administrative	119,503	149,389
Restaurant margin	$ 265,640	$ 474,227

Restaurant margin $/store week	$ 9,773	$ 17,914
Restaurant margin (as a percentage of restaurant and other sales)	11.2%	17.3%

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 31, 2019	611	581	28	2
Company openings	22	18	3	1
Company closings	(1)	(1)	—	—
Franchise openings - Domestic	2	2	—	—
Franchise openings - International	2	2	—	—
Franchise closings - International	(2)	(2)	—	—
Balance at December 29, 2020	634	600	31	3

	December 29, 2020	December 31, 2019
Company - Texas Roadhouse	503	484
Company - Bubba's 33	31	28
Company - Jaggers	3	2
Franchise - Texas Roadhouse - U.S.	69	69
Franchise - Texas Roadhouse - International	28	28
Total	634	611

Restaurant and Other Sales

Restaurant and other sales decreased 12.9% in 2020 compared to 2019. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	2020	2019
Company Restaurants:
Increase in store weeks	2.7%	7.2%
(Decrease) increase in average unit volume	(16.3)%	4.1%
Other(1)	0.6%	1.0%
Total (decrease) increase in restaurant sales	(13.0)%	12.3%
Other sales(2)	0.1%	(0.1)%
Total (decrease) increase in restaurant and other sales	(12.9)%	12.2%

Store weeks	27,181	26,473
Comparable restaurant sales	(14.2)%	4.7%

Texas Roadhouse restaurants only:
Comparable restaurant sales	(14.1)%	4.6%
Average unit volume (in thousands)	$4,649	$5,555
Average unit volume (in thousands), 2019 adjusted (3)	$4,649	$5,427

Weekly sales by group:
Comparable restaurants (453 and 430 units, respectively)	89,621	105,336
Average unit volume restaurants (20 and 22 units, respectively)(4)	84,485	94,437
Restaurants less than six months old (30 and 32 units, respectively)	81,546	105,732
(1)	Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured, and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(2)	Other sales, for 2020, represent $16.9 million related to the amortization of third-party gift card fees net of $10.1 million related to the amortization of gift card breakage income. Other sales, for 2019, represent $19.8 million related to the amortization of third-party gift card fees net of $10.7 million related to the amortization of gift card breakage income. The decrease in amounts for 2020 is primarily due to a decrease in gift card sales and redemptions.
(3)	As 2019 contained 53 weeks, for comparative purposes, 2019 average unit volumes were adjusted to a 52-week basis.
(4)	Average unit volume restaurants include restaurants open a full six to 18 months before the beginning of the period measured.

The decrease in restaurant sales for 2020 was primarily attributable to the decrease in average unit volumes, driven by a decline in comparable restaurant sales, partially offset by an increase in store weeks. The decrease in comparable restaurant sales was driven by the dining room closures and capacity restrictions due to the pandemic. In late March, all of our domestic company and franchise restaurants were required to temporarily close their dining rooms and shifted to a To-Go only model. Our expanded To-Go model, which includes a curbside and/or drive-up operating model, allows guests to order via phone, through our mobile app, on-line, or once on site. As the dining rooms were allowed to re-open, we implemented a hybrid operating model with limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. As of December 29, 2020, 82% of our company restaurants had their dining rooms operating under various limited capacity restrictions.

Our expanded To-Go model helped to offset the loss of dining room sales particularly at the onset of the pandemic when all of our dining rooms were closed. In addition, we continued to see significant To-Go sales once our dining rooms began to re-open. To-Go sales as a percentage of total restaurant sales were 27.0% in 2020 compared to 7.2% in 2019.

In addition to our expanded To-Go model, we also added family value packs which include four entrées with an assortment of sides, and ready-to-grill steaks and pork that allow customers to order their preferred cut of meat to prepare at home. The majority of the sales around the family value packs and ready-to-grill occurred in the first half of 2020, when all of our dining rooms were closed. In total, these items represented less than 3% of restaurant sales for the year.

As a result of the significant change in our operating model in the first half of 2020, including the offering of these items, we do not believe that our per person average check and guest traffic counts provide a meaningful comparison to the prior year period. As such, these amounts have not been disclosed for 2020.

In addition, in late October 2020 we implemented a menu price increase of approximately 1.0% which was the only increase taken for 2020. We may take additional pricing in 2021 if needed.

We opened 22 company restaurants across all concepts in 2020. At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete which decreased our planned store openings for the year. We currently plan to open 25 to 30 company restaurants across all concepts in 2021. To the extent that state and local guidelines begin to further reduce capacity at our restaurants, we could pull back on development and reduce capital expenditures accordingly.

Franchise Royalties and Fees

Franchise royalties and fees decreased by $4.0 million or 18.4% compared to 2019 due to lower average unit volume driven by comparable restaurant sales decreases at domestic and international franchise stores as well as the impact of the 53rd week in 2019. Comparable restaurant sales at domestic and international franchise stores decreased 17.3% in 2020. These comparable restaurant sales decreases include the impact of international locations that were temporarily closed during the year.

Additionally, in 2020, we waived royalties of $0.4 million for international franchisees in countries that were significantly impacted by the pandemic. We also made royalty deferral arrangements for many of our domestic and international franchisees. The majority of these royalty waiver and deferral arrangements were through the end of our Q2 2020 fiscal quarter.

Our existing domestic franchise partners opened two Texas Roadhouse restaurants in 2020. In addition, our existing international franchise restaurant partners opened two restaurants and closed two restaurants in 2020. We also acquired two domestic franchise restaurants in the fourth quarter of 2020. We anticipate our existing franchise partners will open as many as six Texas Roadhouse restaurants, primarily international, in 2021.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 32.8% in 2020 from 32.3% in 2019 primarily due to higher commodity inflation partially offset by a change in mix of items sold, including fewer alcoholic beverages. Commodity inflation was 2.1% in 2020, primarily driven by higher beef costs.

For 2021, we expect commodity cost inflation of approximately 3.0%.

Restaurant Labor Expenses

Restaurant labor expense, as a percentage of restaurant and other sales, increased to 36.8% in 2020 compared to 33.1% in 2019. This increase was primarily due to higher wage rates, increased benefits provided to our employees related to the pandemic, higher costs associated with health insurance, and a decrease in average unit volume. These increases were partially offset by employee retention payroll tax credits of $7.0 million related to relief pay paid to our hourly restaurant employees as well as a decrease in worker’s compensation costs.

Higher wage rates were due to a significant number of employees moving from a tipped wage rate to a non-tipped wage rate due to the significant increase in To-Go sales. In addition, we incurred costs of $20.2 million for relief pay and enhanced benefits for our hourly employees. The relief pay was based on their level of hours worked prior to the pandemic and indexed for tenure. In addition, we enhanced certain sick pay and accrued vacation benefits and also provided a premium holiday on health insurance. Higher health insurance costs were due to higher claim costs as well as rate and enrollment increases. The increased claim costs, driven by unfavorable claims experience, resulted in $3.8 million of unfavorable adjustments to our actuarial reserve estimate in 2020.

The employee retention payroll tax credit of $7.0 million was a credit made available through the CARES Act and related to relief pay for our hourly employees that was paid throughout 2020. The decrease in workers’ compensation expense was due to changes in our claims development history included in our Q3 2020 actuarial reserve estimate that resulted in a favorable adjustment of $1.8 million.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, increased to 2.3% in 2020 compared to 1.9% in 2019 due to the decrease in average unit volume and the benefit of the 53rd week in 2019 along with higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, increased to 17.0% in 2020 from 15.3% in 2019. This increase was due to a decrease in average unit volume, higher supplies expense and higher general liability insurance expense partially offset by lower losses on remodeling projects, laundry and linen and advertising expenses. Higher supplies expense was due to an increase in To-Go supplies, personal protective equipment, and other costs to support our hybrid operating model throughout the year. The increase in general liability insurance expense was due to changes in our claims development history included in our Q3 2020 actuarial reserve estimate that resulted in an unfavorable adjustment of $1.4 million. This compared to a favorable adjustment of $1.1 million in 2019. In addition, due to the significant decrease in our average unit volumes, expenses that are largely fixed, including utilities, property taxes, and other outside services increased as a percentage of restaurant and other sales.

Restaurant Pre-opening Expenses

Pre-opening expenses decreased to $20.1 million in 2020 from $20.2 million in 2019. The change in pre-opening expense is primarily driven by the number and timing of restaurant openings in a given year. Pre-opening costs will typically fluctuate from period to period based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses ("D&A")

D&A, as a percentage of revenue, increased to 4.9% in 2020 compared to 4.2% in 2019. The increase was primarily due to a decrease in average unit volume and higher depreciation at new restaurants partially offset by lower accelerated depreciation. In 2019, our accelerated depreciation was higher due to the planned relocation of several restaurants.

Impairment and Closure Costs, Net

Impairment and closure costs, net were $2.3 million and ($0.9) million in 2020 and 2019, respectively. In 2020, impairment and closure costs, net included $1.2 million related to the impairment of the fixed assets and operating lease right-of-use assets at four restaurants, all of which have relocated or are scheduled to be relocated. In addition, we recorded goodwill impairment of $1.1 million related to two restaurants. In 2019, impairment and closure costs, net included a gain of $2.6 million related to the forced relocation of one restaurant and $1.1 million related to the impairment of the operating lease right-of-use asset at an underperforming restaurant.

General and Administrative Expenses ("G&A")

G&A, as a percentage of total revenue, decreased to 5.0% in 2020 compared to 5.4% in 2019. The decrease was primarily driven by lower incentive and performance-based compensation costs, lower managing partner conference costs and lower travel costs partially offset by a decrease in average unit volume. Managing partner conference costs were lower in 2020 due to the cancellation of our annual conference.

As a result of the pandemic, our executive and leadership teams voluntarily agreed to reductions of salary and bonus for a portion of our 2020 fiscal year. Also, each non-employee member of our Board of Directors volunteered to forgo their director and committee fees and any cash retainers for a portion of our 2020 fiscal year.

We are currently subject to various claims and contingencies that arise from time to time in the ordinary course of business, including those related to litigation, business transactions, employee-related matters and taxes, among others. See note 13 to the consolidated financial statements for further discussion of these matters.

Interest Expense (Income) Expense, Net

Interest expense was $4.1 million compared to interest income of $1.5 million in 2019. The increase in interest expense was primarily driven by additional borrowings on our credit facility due to the pandemic along with reduced earnings on our cash and cash equivalents.

Income Taxes

Our effective tax rate was a benefit of 81.4% in 2020 compared to expense of 15.1% in 2019. The benefit was primarily due to the impact of FICA tip and Work opportunity tax credits on lower pre-tax income. Additionally, these credits exceeded our federal tax liability in 2020 but we expect to utilize these credits in the future years or by carrying back to our 2019 tax year.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year
	2020	2019
Net cash provided by operating activities	$230,438	$374,298
Net cash used in investing activities	(161,105)	(214,820)
Net cash provided by (used in) financing activities	185,943	(261,724)
Net increase (decrease) in cash and cash equivalents	$255,276	$(102,246)

Net cash provided by operating activities was $230.4 million in 2020 compared to $374.3 million in 2019. This decrease was primarily due to a decrease in net income and a decrease in deferred income taxes partially offset by favorable changes in working capital. Working capital changes included the benefit of deferred payroll taxes related to the CARES Act.

Our operations have not required significant working capital and like many restaurant companies we can operate with negative working capital. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $161.1 million in 2020 compared to $214.8 million in 2019. The decrease is primarily due to a decrease in capital expenditures partially offset by the purchase of two franchise restaurants in 2020. The decrease in capital expenditures is primarily due to a delay in our development schedule due to the pandemic and decreased expenditures due to the completion of the remodel of our Support Center office.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of December 29, 2020, 148 of the 537 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures (in thousands):

	2020	2019
New company restaurants	$78,941	$99,957
Refurbishment of existing restaurants	47,735	63,548
Relocation of existing restaurants	17,917	25,131
Capital expenditures related to Support Center office	9,808	25,704
Total capital expenditures	$154,401	$214,340

At the onset of the pandemic, we delayed construction on all restaurants that were not substantially complete which decreased our planned restaurant openings for the year. In addition, we delayed any projects on existing restaurants that were not critical to their operations. In 2021, we expect our capital expenditures to be $210.0 million to $220.0 million and we currently plan to open 25 to 30 company restaurants across all concepts. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditure spend accordingly.

Net cash provided by financing activities was $185.9 million in 2020 compared to net cash used in financing activities of $261.7 million in 2019. The increase is primarily due to increased borrowings under our revolving credit facility offset by a decrease in share repurchases and dividends paid.

In March 2020, we increased our borrowings by $190.0 million as a precautionary measure in order to bolster our cash position and enhance financial flexibility. On May 11, 2020, we amended the revolving credit facility to increase the amount available under the facility by $82.5 million and drew down $50.0 million of the increased amount. The proceeds from these borrowings, which totaled $240.0 million, are being used for general corporate purposes, including, without limitation, working capital, capital expenditures in the ordinary course of business, or other lawful corporate purposes, all in accordance with and subject to the terms and conditions of the facility. If the pandemic continues to adversely impact our business for a significant period of time, we may need to further increase the credit facility and/or seek other sources of liquidity. There is no guarantee that we can increase the credit facility or that additional liquidity will be readily available or available at favorable terms.

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. During 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity. As of December 29, 2020, $147.8 million remains authorized for stock repurchases. We are currently evaluating when we will resume the repurchase of shares.

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

We paid distributions of $3.4 million and $6.4 million to equity holders of all of our 20 majority-owned company restaurants in 2020 and 2019, respectively.

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

The terms of the amendment require us to pay interest on outstanding borrowings of the original revolving credit facility at LIBOR plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. As of December 29, 2020, we had $190.0 million outstanding on the original revolving credit facility and $1.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of December 29, 2020, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our consolidated balance sheet.

The weighted-average interest rate for the revolving credit facility as of December 29, 2020 was 1.98%.

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants. The amendment to the revolving credit facility also modified the financial covenants through the end of our Q1 2021 fiscal quarter. We were in compliance with all financial covenants as of December 29, 2020.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 29, 2020 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligation, including current maturities	$240,000	$50,000	190,000	$—	$—
Obligation under finance lease	2,122	—	—	—	2,122
Interest(1)	10,287	4,083	2,389	571	3,244
Operating lease obligations	1,046,273	56,201	114,484	112,844	762,744
Capital obligations	95,870	95,870	—	—	—
Total contractual obligations(2)	$1,394,552	$206,154	$306,873	$113,415	$768,110
(1)	Includes interest on our revolving credit facility and interest on a finance lease. Uses interest rates on our revolving credit facility as of December 29, 2020 for our variable rate debt. We assumed $240.0 million remains outstanding on our revolving credit facility through the respective maturity for all borrowings. We assumed a constant interest rate until maturity on our finance lease.
(2)	Unrecognized tax benefits under ASC 740, Income Taxes, are not significant and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. See notes 5 and 8 to the consolidated financial statements for details of contractual obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Guarantees

As of December 29, 2020 and December 31, 2019, we were contingently liable for $13.0 million and $13.9 million, respectively, for seven leases, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 29, 2020 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2026
Fargo, North Dakota (1)	February 2006	July 2026
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (3)	December 2013	December 2024
Louisville, Kentucky (3)(4)	December 2013	November 2023
(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable, under the terms of the lease, if the franchisee defaults.
(2)	As discussed in note 17 to the accompanying consolidated financial statements, this restaurant is owned in part by our founder.
(3)	Leases associated with non-Texas Roadhouse restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.

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

Impairment of Long-lived Assets. We evaluate long-lived assets related to each restaurant to be held and used in the business, such as property and equipment, operating lease right-of-use assets and intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable. For the purposes of this evaluation, we define the asset group at the individual restaurant level. When we evaluate the restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results under a predetermined amount at the individual restaurant level signals a potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations for future sales growth. We limit assumptions about important factors such as trend of future operations and sales growth to those that are supportable based upon our plans for the restaurant and actual results at comparable restaurants. Both qualitative and quantitative information are considered when evaluating for potential impairments. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

If assets are determined to be impaired, we measure the impairment charge by calculating the amount by which the asset carrying amount exceeds its estimated fair value. The determination of asset fair value is also subject to significant judgment. We generally measure estimated fair value by discounting estimated future cash flows. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. If these assumptions change in the future, we may be required to record impairment charges for these assets.

In 2020, as a result of our quarterly impairment analysis, we recorded a total charge of $1.2 million related to the impairment of the fixed assets and operating lease right-of-use assets at four restaurants, all of which have relocated or are scheduled to be relocated. See note 16 in the consolidated financial statements for further discussion regarding closures and impairments recorded in 2020, 2019 and 2018.

Goodwill. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. We have assigned goodwill to our reporting units, which we consider to be the individual restaurant level. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. The determination of impairment consists of two steps. First, we determine the fair value of the reporting unit and compare it to its carrying amount. The fair value of the reporting unit may be based on several valuation approaches including capitalization of earnings, discounted cash flows, comparable public company market multiples and comparable acquisition market multiples. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of the reporting unit.

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

At December 29, 2020, we had 73 reporting units, primarily at the restaurant level, with allocated goodwill of $127.0 million. The average amount of goodwill associated with each reporting unit is $1.7 million with six reporting units having goodwill in excess of $4.0 million. In connection with our annual impairment analysis, we recorded an impairment charge of $1.1 million related to two restaurant reporting units. Since we determine the fair value of goodwill at the restaurant level, any significant decreases in cash flows at these restaurants or others could further trigger impairment charges in the future. The fair value of each of our reporting units, excluding the two in which we recorded impairment charges in the current year, was substantially in excess of their respective carrying values as of the 2020 goodwill impairment test. See note 16 in the consolidated financial statements for further discussion regarding closures and impairments recorded in 2020, 2019 and 2018.

Effects of Inflation

We have not operated in a period of high commodity inflation for the last several years; however, we have experienced material increases in certain commodity costs, specifically beef, in the past. In addition, a significant number of our employees are paid at rates related to the federal and/or state minimum or tipped wages and, accordingly, increases in minimum or tipped wages have increased our labor costs for the last several years. We have increased menu prices and made other adjustments over the past few years, in an effort to offset increases in our restaurant and operating costs resulting from inflation. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. On May 11, 2020, we amended the revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million and to modify the financial covenants through the end of our Q1 2021 fiscal quarter. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. Subsequent to our Q1 2021 fiscal quarter, we are required to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 2.25% and to pay a commitment fee of 0.125% to 0.40% depending on our consolidated net leverage ratio. As of December 29, 2020, we had $190.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of December 29, 2020, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our consolidated balance sheet.

The weighted-average interest rate for the $240.0 million of combined borrowings on our revolving credit facility as of December 29, 2020 was 1.98%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $2.4 million.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 29, 2020.

Changes in internal control

There were no significant changes to the Company’s internal control over financial reporting that occurred during the quarter ended December 29, 2020 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2020.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 29, 2020 as stated in their report at F-3.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information set forth under "Election of Directors" in our Definitive Proxy Statement to be dated on or about April 2, 2021.

Information regarding our executive officers has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding our corporate governance is incorporated herein by reference to the information set forth in our Definitive Proxy Statement to be dated on or about April 2, 2021.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 2, 2021.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 2, 2021.

Equity Compensation Plan Information

As of December 29, 2020, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 14 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Shares
	Issued Upon	Available for
Plan Category	Vest Date (1)	Future Grants
Plans approved by stockholders	872,563	2,340,630
Plans not approved by stockholders	—	—
Total	872,563	2,340,630
(1)	Total number of shares consists of 793,563 restricted stock units and 79,000 performance stock units. Shares in this column are excluded from the Shares Available for Future Grants column. No stock options were outstanding as of December 29, 2020.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 2, 2021.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 2, 2021.

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-50972))
10.1	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
10.2

Form of Limited Partnership Agreement and Operating Agreement for certain company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.3

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.4

Schedule of the owners of company-managed Texas Roadhouse restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 29, 2020 the form of which is set forth in Exhibit 10.2 of this Form 10-K

10.5

Schedule of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 29, 2020 the form of which is set forth in Exhibit 10.3 of this Form 10-K

10.6*

Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013 (File No. 000-50972))

Exhibit No.	Description
10.7*

Form of Restricted Stock Unit Award under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

10.8*

Texas Roadhouse, Inc. Cash Bonus Plan for cash incentive awards granted pursuant to the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

10.9*

Employment Agreement between the Registrant and W. Kent Taylor entered into as of December 26, 2017 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 25, 2018 (File No. 000-50972))

10.10*

Employment Agreement between the Registrant and S. Chris Jacobsen entered into as of December 26, 2017 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 26, 2017 (File No. 000-50972))

10.11*

Form of Performance Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.12*

Employment Agreement between Texas Roadhouse Management Corp. and Tonya Robinson entered into as of May 18, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2018 (File No. 000-50972))

10.13*

Employment Agreement between Texas Roadhouse Management Corp. and Doug Thompson entered into as of August 23, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2018 (File No. 000-50972))

10.14*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for officers (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.15*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for non-officers (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.16*

Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.17*

Third Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., effective January 1, 2010 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.18*

Form of Nonqualified Stock Option Agreement under Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.19

Master Lease Agreement dated October 26, 2018 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2018 (File No. 000-50972))

10.20

Consent Decree dated March 31, 2017, among Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC, Texas Roadhouse Management Corp. and the EEOC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2017 (File No. 000-50972))

10.23

Amended and Restated Credit Agreement dated as of August 7, 2017, by and among Texas Roadhouse Inc., and the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2017 (File No. 000-50972))

10.24*

Consulting Agreement and General Release of Claims between Scott M. Colosi and Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. entered into July 3, 2019 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 3, 2019 (File No. 000-50972))

Exhibit No.	Description
10.25*

Executive Transition and Consulting Agreement between Celia Catlett and Texas Roadhouse, Inc., Texas Roadhouse Holdings LLC and Texas Roadhouse Management Corp. entered into on August 21, 2019 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 21, 2019 (File No. 000-50972))

10.26

Assignment and Assumption Agreement between Texas Roadhouse Holdings LLC and Texas Roadhouse, Inc. dated October 26, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-50972))

10.27

First Amendment to Paragon Centre Master Lease Agreement between Paragon Centre Holdings, LLC and Texas Roadhouse, Inc. dated December 13, 2019 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-50972))

10.28*

First Amendment to 2018 Employment Agreement between Texas Roadhouse Management Corp. and W. Kent Taylor dated March 24, 2020 (incorporated by reference to Exhibit 10.1 the Registrant's Current Report on 8-K dated March 24, 2020 (File No. 000-50972))

10.29*

First Amendment to 2018 Employment Agreement between Texas Roadhouse Management Corp. and Doug Thompson dated April 6, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on 8-K dated April 6, 2020 (File No. 000-50972))

10.30*

First Amendment to 2018 Employment Agreement between Texas Roadhouse Management Corp. and S. Chris Jacobsen dated April 6, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on 8-K dated April 6, 2020 (File No. 000-50972))

10.31*

First Amendment to 2018 Employment Agreement between Texas Roadhouse Management Corp. and Tonya Robinson dated April 6, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on 8-K dated April 6, 2020 (File No. 000-50972))

10.32

First Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2020, by and among Texas Roadhouse, Inc., and the lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on 8-K dated May 11, 2020 (File No. 000-50972))

10.33*	Employment Agreement between Registrant and Gerald L. Morgan entered into as of December 17, 2020
10.34*	Employment Agreement between Registrant and W. Kent Taylor entered into as of December 30, 2020
10.35*	Employment Agreement between Registrant and Doug Thompson entered into as of December 30, 2020
10.36*	Employment Agreement between Registrant and S. Chris Jacobsen entered into as of December 30, 2020
10.37*	Employment Agreement between Registrant and Tonya Robinson entered into as of December 30, 2020
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 29, 2020, filed February 26, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Kent Taylor W. Kent Taylor	Chairman of the Company, Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2021

/s/ Tonya R. Robinson Tonya R. Robinson	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	February 26, 2021

/s/ Michael A. Crawford Michael A. Crawford	Director	February 26, 2021

/s/ Gregory N. Moore Gregory N. Moore	Director	February 26, 2021

/s/ Curtis A. Warfield	Director	February 26, 2021
Curtis A. Warfield

/s/ Kathleen M. Widmer Kathleen M. Widmer	Director	February 26, 2021

/s/ James R. Zarley James R. Zarley	Director	February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the Company) as of December 29, 2020 and December 31, 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective December 26, 2018, the Company changed its method of accounting for leases due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 842, Leases.

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

Potential indicators of impairment of long-lived assets

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company assesses long-lived assets, primarily related to restaurants held and used in the business, including property and equipment and right-of-use assets, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant, or asset group, may not be recoverable. Trailing 12-month cash flows under predetermined amounts at the individual restaurant level are the Company’s primary indicator that the carrying amount of a restaurant may not be recoverable. Property and equipment, net of accumulated depreciation, and the operating lease right-of-use asset, net as of December 29, 2020 were $1,088.6 million and $530.6 million, respectively.

We identified the assessment of the Company’s determination of potential indicators of impairment of long-lived assets as a critical audit matter. Subjective auditor judgement was required to evaluate the events or circumstances indicating the carrying amount of an asset group may not be recoverable, including the determination of the cash flow thresholds, the utilization of the trailing 12-month cash flows to identify a potential impairment trigger, and the consideration of the impact of the pandemic on the Company’s cash flows.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment process, including controls relating to determination and identification of potential indicators of impairment. We evaluated the Company’s methodology of using trailing 12-month cash flow results under predetermined thresholds at the individual restaurant level as a potential indicator of impairment. Specifically, we evaluated the Company’s assessment of the factors considered, including the cash flows at the individual restaurant level and the cash flow thresholds used in the Company’s analysis, as well as the impact of the pandemic. We tested that those restaurants with trailing 12-month cash flows were evaluated for potential impairment triggers and we compared the trailing 12-month cash flows to historical financial data. We also assessed other events and circumstances that could have been indicative of a potential impairment trigger by reviewing management’s development reports and related meeting minutes and the board of directors meeting minutes.

/s/ KPMG LLP

We have served as the Company’s auditor since 1998.

Louisville, Kentucky
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Texas Roadhouse, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 29, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2020 and December 31, 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Louisville, Kentucky
February 26, 2021

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 29, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$363,155	$107,879
Receivables, net of allowance for doubtful accounts of $11 at December 29, 2020 and $12 at December 31, 2019	98,418	99,305
Inventories, net	22,364	20,267
Prepaid income taxes	4,502	2,015
Prepaid expenses and other current assets	22,212	18,433
Total current assets	510,651	247,899
Property and equipment, net of accumulated depreciation of $763,700 at December 29, 2020 and $678,988 at December 31, 2019	1,088,623	1,056,563
Operating lease right-of-use assets, net	530,625	499,801
Goodwill	127,001	124,748
Intangible assets, net of accumulated amortization of $14,341 at December 29, 2020 and $14,141 at December 31, 2019	2,271	1,234
Other assets	65,990	53,320
Total assets	$2,325,161	$1,983,565
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$19,271	$17,263
Current maturities of long-term debt	50,000	—
Accounts payable	66,977	61,653
Deferred revenue-gift cards	232,812	209,258
Accrued wages and payroll taxes	51,982	39,699
Income taxes payable	2,859	—
Accrued taxes and licenses	24,751	30,433
Other accrued liabilities	57,666	58,914
Total current liabilities	506,318	417,220
Operating lease liabilities, net of current portion	572,171	538,710
Long-term debt	190,000	—
Restricted stock and other deposits	7,481	8,249
Deferred tax liabilities, net	2,802	22,695
Other liabilities	103,338	65,522
Total liabilities	1,382,110	1,052,396
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,561,861 and 69,400,252 shares issued and outstanding at December 29, 2020 and December 31, 2019, respectively)	70	69
Additional paid-in-capital	145,626	140,501
Retained earnings	781,915	775,649
Accumulated other comprehensive loss	(106)	(225)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	927,505	915,994
Noncontrolling interests	15,546	15,175
Total equity	943,051	931,169
Total liabilities and equity	$2,325,161	$1,983,565

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 29,	December 31,	December 25,
	2020	2019	2018
Revenue:
Restaurant and other sales	$2,380,177	$2,734,177	$2,437,115
Franchise royalties and fees	17,946	21,986	20,334
Total revenue	2,398,123	2,756,163	2,457,449
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	780,646	883,357	795,300
Labor	875,764	905,614	793,384
Rent	54,401	52,531	48,791
Other operating	403,726	418,448	375,477
Pre-opening	20,099	20,156	19,051
Depreciation and amortization	117,877	115,544	101,216
Impairment and closure, net	2,263	(899)	278
General and administrative	119,503	149,389	136,163
Total costs and expenses	2,374,279	2,544,140	2,269,660
Income from operations	23,844	212,023	187,789
Interest expense (income), net	4,091	(1,514)	591
Equity (loss) income from investments in unconsolidated affiliates	(500)	378	1,353
Income before taxes	19,253	213,915	188,551
Income tax (benefit) expense	(15,672)	32,397	24,257
Net income including noncontrolling interests	34,925	181,518	164,294
Less: Net income attributable to noncontrolling interests	3,670	7,066	6,069
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$31,255	$174,452	$158,225
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($40), ($1) and $53, respectively	119	3	(189)
Total comprehensive income	$31,374	$174,455	$158,036
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.45	$2.47	$2.21
Diluted	$0.45	$2.46	$2.20
Weighted average shares outstanding:
Basic	69,438	70,509	71,467
Diluted	69,893	70,916	71,964
Cash dividends declared per share	$0.36	$1.20	$1.00

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 26, 2017	71,168,897	$71	$236,548	$602,499	$(39)	$839,079	$12,312	$851,391
Net income	—	—	—	158,225	—	158,225	6,069	164,294
Other comprehensive loss, net of tax	—	—	—	—	(189)	(189)	—	(189)
Noncontrolling interests contribution	—	—	—	—	—	—	2,551	2,551
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(5,746)	(5,746)
Acquisition of noncontrolling interest	—	—	(75)			(75)	(47)	(122)
Contribution from executive officer	—	—	1,000			1,000	—	1,000
Dividends declared ($1.00 per share)	—	—	—	(71,509)	—	(71,509)	—	(71,509)
Shares issued under share-based compensation plans including tax effects	684,804	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(236,191)	—	(14,067)	—	—	(14,067)	—	(14,067)
Cumulative effect of adoption of ASC 606, Revenue from Contracts with Customers, net of tax	—	—	—	(878)	—	(878)	—	(878)
Share-based compensation	—	—	33,983	—	—	33,983	—	33,983
Balance, December 25, 2018	71,617,510	$72	$257,388	$688,337	$(228)	$945,569	$15,139	$960,708
Net income	—	—	—	174,452	—	174,452	7,066	181,518
Other comprehensive income, net of tax	—	—	—	—	3	3	—	3
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(6,357)	(6,357)
Acquisition of noncontrolling interest and other	—	—	(70)	—	—	(70)	(673)	(743)
Dividends declared ($1.20 per share)	—	—	—	(84,462)	—	(84,462)	—	(84,462)
Shares issued under share-based compensation plans including tax effects	617,395	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(209,408)	—	(12,471)	—	—	(12,471)	—	(12,471)
Repurchase of shares of common stock	(2,625,245)	(3)	(139,846)	—	—	(139,849)	—	(139,849)
Cumulative effect of adoption of ASC 842, Leases, net of tax	—	—	—	(2,678)	—	(2,678)	—	(2,678)
Share-based compensation	—	—	35,500	—	—	35,500	—	35,500
Balance, December 31, 2019	69,400,252	$69	$140,501	$775,649	$(225)	$915,994	$15,175	$931,169
Net income	—	—	—	31,255	—	31,255	3,670	34,925
Other comprehensive income, net of tax	—	—	—	—	119	119	—	119
Noncontrolling interests contribution	—	—	—	—	—	—	133	133
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,432)	(3,432)
Dividends declared ($0.36 per share)	—	—	—	(24,989)	—	(24,989)	—	(24,989)
Shares issued under share-based compensation plans including tax effects	615,181	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(201,163)	—	(11,684)	—	—	(11,684)	—	(11,684)
Repurchase of shares of common stock	(252,409)	—	(12,621)	—	—	(12,621)	—	(12,621)
Share-based compensation	—	—	29,431	—	—	29,431	—	29,431
Balance, December 29, 2020	69,561,861	$70	$145,626	$781,915	$(106)	$927,505	$15,546	$943,051

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	December 29,	December 31,	December 25,
	2020	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$34,925	$181,518	$164,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,877	115,544	101,216
Deferred income taxes	(19,932)	6,335	12,319
Loss on disposition of assets	3,144	5,885	6,008
Impairment and closure costs	2,290	(1,283)	105
Contribution from executive officer	—	—	1,000
Equity loss (income) from investments in unconsolidated affiliates	500	(378)	(1,353)
Distributions of income received from investments in unconsolidated affiliates	329	1,837	656
Provision for doubtful accounts	(1)	(22)	(9)
Share-based compensation expense	29,431	35,500	33,983
Changes in operating working capital:
Receivables	1,058	(5,774)	(15,597)
Inventories	(2,017)	(1,414)	(2,495)
Prepaid expenses and other current assets	(2,133)	(2,049)	(3,023)
Other assets	(12,698)	(12,823)	(4,290)
Accounts payable	490	407	8,882
Deferred revenue—gift cards	23,458	16,991	35,519
Accrued wages and payroll taxes	12,283	5,540	4,481
Prepaid income taxes and income taxes payable	372	5,554	(8,581)
Accrued taxes and licenses	(5,700)	5,802	2,634
Other accrued liabilities	4,099	(3,773)	7,569
Operating lease right-of-use assets and lease liabilities	4,635	5,826	—
Deferred rent	—	—	5,938
Other liabilities	38,028	15,075	3,612
Net cash provided by operating activities	230,438	374,298	352,868
Cash flows from investing activities:
Capital expenditures—property and equipment	(154,401)	(214,340)	(155,980)
Acquisition of franchise restaurants, net of cash acquired	(10,580)	(1,536)	(2,165)
Proceeds from sale of property and equipment	1,709	1,056	—
Proceeds from sale leaseback transaction	2,167	—	—
Net cash used in investing activities	(161,105)	(214,820)	(158,145)
Cash flows from financing activities:
Proceeds from revolving credit facility	240,000	—	—
Debt issuance costs	(641)	—	—
Proceeds from noncontrolling interest contribution	133	—	2,551
Distributions to noncontrolling interest holders	(3,432)	(6,357)	(5,746)
Acquisition of noncontrolling interest	—	(743)	(122)
(Repayments) proceeds from restricted stock and other deposits, net	(823)	62	418
Indirect repurchase of shares for minimum tax withholdings	(11,684)	(12,471)	(14,067)
Repurchase of shares of common stock	(12,621)	(139,849)	—
Principal payments on long-term debt	—	—	(50,000)
Dividends paid to shareholders	(24,989)	(102,366)	(68,550)
Net cash provided by (used in) financing activities	185,943	(261,724)	(135,516)
Net increase (decrease) in cash and cash equivalents	255,276	(102,246)	59,207
Cash and cash equivalents—beginning of period	107,879	210,125	150,918
Cash and cash equivalents—end of period	$363,155	$107,879	$210,125
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$3,890	$738	$896
Income taxes paid	$3,776	$20,440	$20,519
Capital expenditures included in current liabilities	$14,808	$15,416	$7,332

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

The accompanying Consolidated Financial Statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of December 29, 2020 and December 31, 2019 and for each of the years in the three-year period ended December 29, 2020.

As of December 29, 2020, we owned and operated 537 restaurants and franchised an additional 97 restaurants in 49 states and ten foreign countries. Of the 537 company restaurants that were operating at December 29, 2020, 517 were wholly-owned and 20 were majority-owned. Of the 97 franchise restaurants, 69 were domestic and 28 were international restaurants.

As of December 31, 2019, we owned and operated 514 restaurants and franchised an additional 97 restaurants in 49 states and ten foreign countries. Of the 514 company restaurants that were operating at December 31, 2019, 494 were wholly-owned and 20 were majority-owned. Of the 97 franchise restaurants, 69 were domestic and 28 were international restaurants.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). On March 13, 2020, the pandemic was declared a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed To-Go or curbside service only while others limited capacity in the dining room. By late March all of our domestic company and franchise restaurants were under state or local order which only allowed for To-Go or curbside service. Beginning in early May 2020, state and local guidelines began to allow dining rooms to re-open, typically at a limited capacity. While all of our dining rooms were able to re-open in some capacity, many were required to close again in areas more severely impacted by the pandemic. As of December 29, 2020, 82% of our company restaurants had their dining rooms operating under various limited capacity restrictions. Our remaining restaurants were limited to outdoor and/or To-Go or curbside service only.

In response to the impact of the pandemic on our restaurant operations, we have developed a hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go, which includes a curbside and/or drive-up operating model, as permitted by local guidelines. This includes design changes to our building to better accommodate the increased To-Go sales and the expansion of outdoor seating areas where allowed. We also have installed booth partitions in all of our restaurants as an added safety measure for our guests. In addition, we have increased our already strict sanitation requirements, are conducting daily health and temperature checks for all employees before they begin their shift and are requiring personal protective equipment to be worn by all restaurant employees at all times. As we work through the local regulations at each of our locations, the safety of our employees and guests remains our top priority.

As a result of the dining room restrictions and temporary closures, we have experienced a significant decrease in traffic which has impacted our operating results. While the majority of our dining rooms have re-opened, a significant portion continue to operate under capacity restrictions that severely limit the number of guests we can serve. In addition, while we have seen significant sales growth in our To-Go program, even with dining rooms re-opened, we currently do not expect these sales will generate a similar profit margin and cash flows to our normal operating model. We expect our operating results to continue to be impacted until at least such time that all state and local restrictions are lifted, and our dining rooms can operate at full capacity. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, or the extent to which our dining rooms will have to close again. In addition, we cannot predict the overall impact on the economy or consumer spending habits. The extent of these dining room restrictions and temporary closures will determine the significance of the impact to our financial condition, financial results, and liquidity in future periods. In addition, significant items subject to estimates and assumptions including the carrying amount of property and equipment, goodwill, and lease related assets could be impacted.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

As of December 29, 2020 and December 31, 2019, we owned a 5.0% to 10.0% equity interest in 24 restaurants. Additionally, as of December 29, 2020 and December 31, 2019, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under equity (loss) income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

(b) Fiscal Year

We utilize a 52 or 53 week accounting period that typically ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal years 2020 and 2018 were 52 weeks in length and fiscal year 2019 was 53 weeks in length. In fiscal year 2019, the 53rd week added $59.0 million to restaurant and other sales and $0.10 to $0.11 to diluted earnings per share in our consolidated statements of income and comprehensive income.

(c) Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents also included receivables from credit card companies, which amounted to $18.1 million and $22.4 million at December 29, 2020 and December 31, 2019, respectively, because the balances are settled within two to three business days.

(d) Receivables

Receivables consist principally of amounts due from retail gift card providers, certain franchise restaurants for reimbursement of labor costs, pre-opening and other expenses, and franchise restaurants for royalty fees.

Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 120 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Repairs and maintenance expense amounted to $25.2 million, $27.9 million and $29.7 million for the years ended December 29, 2020, December 31, 2019 and December 25, 2018, respectively. These costs are included in other operating costs in our consolidated statements of income and comprehensive income.

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

(h) Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we perform tests to assess potential impairments at the reporting unit level, which we define as the individual restaurant level.  These tests are performed on an annual basis, or sooner if an event or other circumstance indicates that goodwill may be impaired.  Prior to 2019, this annual assessment occurred at the end of each fiscal year.  In 2019, we changed the annual assessment date to the beginning of our fourth quarter.  As our primary indicator of impairment is a decrease in cash flows and because we have a significant number of reporting units with goodwill, an earlier evaluation date allows us to more timely identify potential impairments.  This change was not due to any goodwill impairment concerns within any of our reporting units. In addition, we determined this did not represent a material change to a method of applying an accounting principle.

The determination of impairment consists of two steps. First, we determine the fair value of the reporting unit and compare it to its carrying amount. The fair value of the reporting unit may be based on several valuation approaches including capitalization of earnings, discounted cash flows, comparable public company market multiples and comparable acquisition market multiples. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount over the fair value of the reporting unit.

The valuation approaches used to determine fair value are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate revenue growth rates, operating margins, weighted average cost of capital and comparable company and acquisition market multiples. In estimating the fair value using the capitalization of earnings method or discounted cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods, expectations of future sales growth and terminal value. Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact fair value. The judgments and assumptions used are consistent with what we believe hypothetical market

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

participants would use. However, estimates are inherently uncertain and represent only our reasonable expectations regarding future developments. If the estimates used in performing the impairment test prove inaccurate, the fair value of the restaurants may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and resulting in an impairment.

In 2020, as a result of our annual goodwill impairment analysis, we recorded goodwill impairment of $1.1 million related to two reporting units. In 2019 and 2018, we determined that there was no goodwill impairment. Refer to note 7 for additional information related to goodwill and intangible assets.

(i) Other Assets

Other assets consist primarily of deferred compensation plan assets, investments in unconsolidated affiliates and deposits. For further discussion of the deferred compensation plan, see note 15.

(j) Impairment or Disposal of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets related to each restaurant to be held and used in the business, such as property and equipment, operating lease right-of-use assets and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. For the purposes of this evaluation, we define the asset group at the individual restaurant level. When we evaluate the restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results under a predetermined amount at the individual restaurant level signals potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth. Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants. If the carrying amount of the restaurant exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the estimated fair value of the assets. We generally measure fair value by discounting estimated future cash flows. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. See note 16 for further discussion of amounts recorded as part of our impairment analysis.

(k) Insurance Reserves

We self-insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability, and property insurance programs. We purchase insurance for individual claims that exceed the retention amounts listed below:

Employment practices liability/Class Action	$500,000	/	$2,500,000
Workers' compensation	$350,000
General liability	$1,000,000
Property	$250,000
Employee healthcare	$350,000

We record a liability for unresolved claims and for an estimate of incurred but not reported claims based on historical experience. The estimated liability is based on a number of assumptions and factors regarding economic

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

conditions, the frequency and severity of claims and claim development history and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

(l) Segment Reporting

We consider our restaurant and franchising operations as similar and have aggregated them into a single reportable segment. The majority of the restaurants operate in the U.S. within the casual dining segment of the restaurant industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. As of December 29, 2020, we operated 537 restaurants, each as a single operating segment, and franchised an additional 97 restaurants. Revenue from external customers is derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue.

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

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers.  This ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied.  We recognize sales-based royalties as franchise restaurant sales occur. For initial and upfront franchise fees from international development agreements, because the services we provide related to these fees do not contain separate and distinct performance obligations from the franchise right, these fees are recognized on a straight-line basis over the term of the associated franchise agreement. For further discussion of revenue, see note 3.

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

(o) Advertising

We have a domestic system-wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund’s activity for all the years presented. Domestic company and franchise restaurants are required to remit a designated portion of sales, currently 0.3%, to the advertising fund. Advertising contributions related to company restaurants are recorded as a component of other operating costs. Advertising contributions received from our franchisees are recorded as a component of franchise royalties and fees in our consolidated statements of income and comprehensive income.

Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income. These costs and the company restaurant contribution amounted to $13.8 million, $18.3 million and $17.1 million for the years ended December 29, 2020, December 31, 2019 and December 25, 2018, respectively.

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

(t) Recent Accounting Pronouncements

Financial Instruments

(Accounting Standards Update 2016-13, "ASU 2016-13")

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred losses for financial assets held.  We adopted ASU 2016-13 as of the beginning of our 2020 fiscal year.  The adoption of this standard did not have a significant impact on our consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Goodwill

(Accounting Standards Update 2017-04, "ASU 2017-04")

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment and is expected to reduce the cost and complexity of accounting for goodwill.  ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Instead, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill.  We adopted ASU 2017-04 as of the beginning of our 2020 fiscal year. The adoption of this standard did not have a significant impact on our consolidated financial statements.

Fair Value Measurement

(Accounting Standards Update 2018-13, "ASU 2018-13")

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes disclosure requirements for fair value measurements. We adopted ASU 2018-13 as of the beginning of our 2020 fiscal year. The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

(3) Revenue

The following table disaggregates our revenue by major source (in thousands):

	Fiscal Year Ended
	December 29, 2020	December 31, 2019	December 25, 2018
Restaurant and other sales	$2,380,177	$2,734,177	$2,437,115
Franchise royalties	15,542	19,445	17,443
Franchise fees	2,404	2,541	2,891
Total revenue	$2,398,123	$2,756,163	$2,457,449

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

Other sales include the amortization of gift card breakage and fees associated with third party gift card sales. We record deferred revenue for gift cards that have been sold but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. For some of the gift cards that are sold, the likelihood of redemption is remote. When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed. We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote and have determined that 4% of the value of the gift cards sold by the Company and our third party retailers will never be redeemed. This breakage adjustment is recorded consistent with the historic redemption pattern of the associated gift card or on actual redemptions in periods where redemptions do not align with historic redemption patterns. In addition, we incur fees on all gift cards that are sold through third party retailers. These fees are also deferred and recorded consistent with the historic redemption pattern of the associated gift cards or on actual redemptions in periods where redemptions do not align with historic redemption patterns. For the years ended December 29, 2020 and December 31, 2019, we recognized gift card fees, net of gift card breakage income, of $6.8 million and $9.1 million, respectively. Total deferred revenue related to our gift cards is included in deferred revenue-gift cards in our consolidated balance sheets and includes the full value of unredeemed gift cards less the amortized portion of the breakage rates and the unamortized portion of third party fees. As of December 29, 2020 and December 31, 2019, our deferred revenue balance related to gift cards was $232.8 million and $209.3 million, respectively. This change was primarily due to the sale of additional gift cards partially offset by the redemption of gift cards. We recognized restaurant sales of $115.5 million for the year ended December 29, 2020 related to the amount in deferred revenue as of December 31, 2019. We recognized restaurant sales of $135.2 million for the year ended December 31, 2019 related to the amount in deferred revenue as of December 25, 2018.

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

Franchise fees are all remaining fees from our franchisees including initial fees, upfront fees from international agreements, fees paid to our domestic marketing and advertising fund, and fees for supervisory and administrative services. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. These initial fees and renewal fees are deferred and recognized over the term of the agreement. We also enter into area development agreements for the development of international Texas Roadhouse restaurants. Upfront fees from development agreements are deferred and recognized on a pro-rata basis over the term of the individual restaurant franchise agreement as restaurants under the development agreement are opened. Our domestic franchise agreement also requires our franchisees to remit 0.3% of sales to our system-wide marketing and advertising fund. These amounts are recognized as revenue as the corresponding franchise restaurant sales occur. Finally, we perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed. Total deferred revenue related to our franchise agreements is included in other liabilities in our consolidated balance sheets and was $1.9 million as of December 29, 2020 and December 31, 2019. We recognized revenue of $0.4 million and $0.3 million for the years ended December 29, 2020 and December 31, 2019, respectively, related to the amounts in deferred revenue as of December 31, 2019 and December 25, 2018, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(4) Acquisitions

In late 2020, we separately acquired two franchise restaurants. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $10.6 million. These transactions were accounted for using the purchase method as defined in ASC 805, Business Combinations ("ASC 805"). These acquisitions generated goodwill of $3.3 million, which is not amortizable for book purposes, but is deductible for tax purposes. We also acquired an intangible reacquired franchise right asset of $1.6 million which will be amortized over 3.4 years based on the remaining term of the franchise agreement.

In late 2019, we acquired one franchise restaurant which was subsequently relocated. Pursuant to the terms of the acquisition agreement, we paid a total purchase price of $1.5 million and accounted for this transaction using the purchase method as defined in ASC 805. This acquisition generated goodwill of $1.5 million, which is not amortizable for book purposes, but is deductible for tax purposes.

These acquisitions are consistent with our long-term strategy to increase net income and earnings per share. Pro forma results of operations and revenue and earnings for the years ended December 29, 2020 and December 31, 2019 have not been presented because the effect of the acquisitions was not material to our consolidated financial position, results of operations or cash flows.

(5) Long-term Debt

On August 7, 2017, we entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement") with respect to our revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo Bank, N.A. The amended revolving credit facility remains an unsecured, revolving credit agreement under which we may borrow up to $200.0 million with the option to increase the amended revolving credit facility by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders.  On May 11, 2020, we amended the revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million. This amount reduced the additional $200.0 million that was available under the revolving credit facility. The maturity date for the incremental revolving credit facility is May 10, 2021. The maturity date for the original revolving credit facility remains August 5, 2022.

The terms of the amendment require us to pay interest on outstanding borrowings of the original revolving credit facility at the London Interbank Offered Rate ("LIBOR") plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the amended revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. Subsequent to our Q1 2021 fiscal quarter, we are required to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 2.25% and to pay a commitment fee of 0.125% to 0.40% depending on our consolidated net leverage ratio. As of December 29, 2020, we had $190.0 million outstanding on the original revolving credit facility and $1.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of December 29, 2020, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our consolidated balance sheet.

The weighted-average interest rate for the $240.0 million of combined borrowings on our revolving credit facility as of December 29, 2020 was 1.98%. The weighted-average interest rate for the amended revolving credit facility as of December 31, 2019 was 2.64%.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The lenders’ obligation to extend credit pursuant to the Amended Credit Agreement depends on us maintaining certain financial covenants. The amendment to the revolving credit facility also modified the financial covenants through the end of our Q1 2021 fiscal quarter. We were in compliance with all financial covenants as of December 29, 2020.

(6) Property and Equipment, Net

Property and equipment were as follows:

	December 29,	December 31,
	2020	2019
Land and improvements	$143,482	$135,708
Buildings and leasehold improvements	1,003,014	922,036
Furniture, fixtures and equipment	661,878	614,920
Construction in progress	32,362	51,924
Liquor licenses	11,587	10,963
	1,852,323	1,735,551
Accumulated depreciation and amortization	(763,700)	(678,988)
	$1,088,623	$1,056,563

For the year ended December 29, 2020, the amount of interest capitalized in connection with restaurant construction was $0.3 million. There was no interest capitalized in connection with restaurant construction for the year ended December 31, 2019. For the year ended December 25, 2018, the amount of interest capitalized in connection with restaurant construction was $0.1 million.

(7) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 25, 2018 (1)	$123,220	$1,959
Additions	1,528	—
Amortization expense	—	(725)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 31, 2019	$124,748	$1,234
Additions	3,329	1,600
Amortization expense	—	(563)
Disposals and other, net	—	—
Impairment	(1,076)	—
Balance as of December 29, 2020	$127,001	$2,271
(1)	Net of $4.8 million of accumulated goodwill impairment losses.

Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 29, 2020 were $16.6 million and $14.3 million, respectively. As of December 31, 2019, the gross carrying amount and accumulated amortization of the intangible assets was $15.4 million and $14.1 million, respectively. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. Amortization expense for the next five years is expected to range from $0.1 million to $0.8 million. As further discussed in note 16, as a result of our 2020 goodwill impairment analysis, we determined that goodwill related to two restaurants was impaired. Refer to note 4 for discussion of the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

acquisitions completed for the years ended December 29, 2020 and December 31, 2019.

(8) Leases

We recognize right-of-use assets and lease liabilities for both real estate and equipment leases that have a term in excess of one year. As of December 29, 2020 and December 31, 2019, these amounts were as follows:

	As of December 29, 2020
	Real estate	Equipment	Total
Operating lease right-of-use assets	$526,746	$3,879	$530,625

Current portion of operating lease liabilities	17,850	1,421	19,271
Operating lease liabilities, net of current portion	569,713	2,458	572,171
Total operating lease liabilities	$587,563	$3,879	$591,442

	As of December 31, 2019
	Real estate	Equipment	Total
Operating lease right-of-use assets	$495,903	$3,898	$499,801

Current portion of operating lease liabilities	15,966	1,297	17,263
Operating lease liabilities, net of current portion	536,109	2,601	538,710
Total operating lease liabilities	$552,075	$3,898	$555,973

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Information related to our real estate leases as of and for the fiscal year ended December 29, 2020 and December 31, 2019 was as follows (in thousands):

	Fiscal Year Ended
Real estate costs	December 29, 2020	December 31, 2019
Operating lease	$58,425	$54,844
Variable lease	1,479	1,590
Short-term lease	90	120
Total lease costs	$59,994	$56,554

Real estate lease liability maturity analysis		As of December 29, 2020
2021		56,201
2022		57,225
2023		57,259
2024		57,353
2025		55,491
Thereafter		762,744
Total		$1,046,273
Less interest		458,710
Total discounted operating lease liabilities		$587,563

	Fiscal Year Ended
Real estate leases other information	December 29, 2020	December 31, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$52,904	$49,018
Right-of-use assets obtained in exchange for new operating lease liabilities	$50,322	$51,220
Weighted-average remaining lease term (years)	17.78	17.82
Weighted-average discount rate	6.71	6.77

Operating lease payments exclude $15.1 million of minimum lease payments for executed real estate leases that we have not yet taken possession. In addition to the above operating leases, as of December 29, 2020 we had one finance lease with a right-of-use asset balance and lease liability balance of $1.7 million and $2.1 million, respectively. The right-of-use asset balance is included as a component of other assets and the lease liability balance as a component of other liabilities in the consolidated balance sheets.

In 2020, we entered into a sale leaseback transaction involving land that had recently been acquired.  The sale generated proceeds of $2.2 million and no gain or loss was recognized on the transaction.  The resulting operating lease is included in the operating lease right-of-use assets and lease liabilities noted above.

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

Certain of our operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable. In addition, certain of our operating leases have variable escalations of the minimum rent that depend on an index or rate. For these leases, we recognize operating lease right-of-use assets and operating lease liabilities based on the index or rate at the commencement date. Any subsequent changes to the index or rate are recognized as variable rent expense when the escalation is determinable. Contingent rent and variable rent expense are included as variable lease costs in the table above.

Rent expense for operating leases for the fiscal year ended December 25, 2018 consisted of the following:

Minimum rent—occupancy	$47,741
Contingent rent	1,050
Rent expense, occupancy	48,791
Minimum rent—equipment and other	6,176
Rent expense	$54,967

(9) Income Taxes

Components of our income tax (benefit) expense for the years ended December 29, 2020, December 31, 2019 and December 25, 2018 are as follows:

	Fiscal Year Ended
	December 29, 2020	December 31, 2019	December 25, 2018
Current:
Federal	$(648)	$15,643	$2,934
State	4,505	10,050	8,794
Foreign	403	369	210
Total current	4,260	26,062	11,938
Deferred:
Federal	(16,859)	4,396	11,909
State	(3,073)	1,939	410
Total deferred	(19,932)	6,335	12,319
Income tax (benefit) expense	$(15,672)	$32,397	$24,257

Our pre-tax income is substantially derived from domestic restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

A reconciliation of the statutory federal income tax rate to our effective tax rate for December 29, 2020, December 31, 2019 and December 25, 2018 is as follows:

	Fiscal Year Ended
	December 29, 2020	December 31, 2019	December 25, 2018
Tax at statutory federal rate	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.6	3.8	3.6
FICA tip tax credit	(92.5)	(9.4)	(9.6)
Work opportunity tax credit	(12.4)	(1.5)	(1.5)
Stock compensation	(2.3)	(0.1)	(1.4)
Net income attributable to noncontrolling interests	(3.0)	(0.6)	(0.8)
Officers compensation	2.6	1.2	1.7
Other	1.6	0.7	(0.1)
Total	(81.4)%	15.1%	12.9%

Our effective tax rate was a benefit of 81.4% in 2020 compared to expense of 15.1% in 2019. This was primarily due to the impact of FICA tip and Work opportunity tax credits on lower pre-tax income. Additionally, these credits exceeded our federal tax liability in 2020 but we expect to utilize these credits in future years or by carrying back to our 2019 tax year.

Our effective tax rate increased to 15.1% in 2019 compared to 12.9% in 2018 primarily due to lower excess tax benefits related to our share-based compensation program partially offset by lower non-deductible officer compensation. In addition, the prior year tax rate benefitted from an adjustment related to tax reform that we recorded in conjunction with the filing of our 2017 tax return.

Components of deferred tax liabilities, net are as follows:

	December 29, 2020	December 31, 2019
Deferred tax assets:
Deferred revenue—gift cards	$26,692	$16,122
Insurance reserves	5,998	4,774
Long-term deferred payroll taxes	5,995	—
Other reserves	705	601
Share-based compensation	5,621	5,510
Operating lease liabilities	146,803	137,744
Deferred compensation	12,778	10,503
Tax credit carryforwards	10,360	1,710
Other assets	2,119	2,482
Total deferred tax asset	217,071	179,446
Deferred tax liabilities:
Property and equipment	(71,263)	(63,777)
Goodwill and intangibles	(6,896)	(6,241)
Operating lease right-of-use asset	(131,718)	(123,813)
Other liabilities	(9,996)	(8,310)
Total deferred tax liability	(219,873)	(202,141)
Net deferred tax liability	$(2,802)	$(22,695)

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

As of December 29, 2020, we have federal tax credit carryforwards of $10.2 million expiring in 2040 and state tax credit carryforwards of $0.2 million expiring in 2023.  The federal tax credits include FICA tip and Work opportunity tax credits that exceeded credit limitations in the current year.  We expect to generate sufficient earnings in future periods and/or may implement tax planning strategies that would allow us to fully utilize these credits.  As such, we have not provided any valuation allowances for these credits, or any of our other deferred tax assets, as their realization is more likely than not.

A reconciliation of the beginning and ending liability for unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

Balance at December 25, 2018	$1,482
Additions to tax positions related to prior years	16
Additions to tax positions related to current year	362
Reductions due to statute expiration	(314)
Reductions due to exam settlements	—
Balance at December 31, 2019	1,546
Additions to tax positions related to prior years	148
Additions to tax positions related to current year	389
Reductions due to statute expiration	(421)
Reductions due to exam settlement	—
Balance at December 29, 2020	$1,662

As of December 29, 2020 and December 31, 2019, the total amount of accrued penalties and interest related to uncertain tax provisions was not material.

All entities for which unrecognized tax benefits exist as of December 29, 2020 possess a December tax year-end. As a result, as of December 29, 2020, the tax years ended December 26, 2017, December 25, 2018 and December 31, 2019 remain subject to examination by all tax jurisdictions. As of December 29, 2020, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 29, 2020, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 28, 2021.

(10) Preferred Stock

Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 29, 2020 and December 31, 2019.

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

For the year ended December 29, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity. For the year ended December 31, 2019, we paid $139.8

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

million to repurchase 2,625,245 shares of our common stock. This includes repurchases of $89.6 million under the new repurchase program and repurchases of $50.2 million under the previous stock repurchase program. We did not repurchase any shares of common stock during the year ended December 25, 2018. As of December 29, 2020, we had $147.8 million remaining under our authorized stock repurchase program.

(12) Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding. The diluted earnings per share calculations show the effect of the weighted-average restricted stock units outstanding from our equity incentive plans. Performance stock units are not included in the diluted earnings per share calculation until the performance-based criteria have been met. See note 14 for further discussion of our equity incentive plans. For the years ended December 29, 2020, December 31, 2019, and December 25, 2018, the shares of non-vested stock that were not included because they would have had an anti-dilutive effect were not significant.

The following table sets forth the calculation of earnings per share and weighted average shares outstanding (in thousands) as presented in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 29,	December 31,	December 25,
	2020	2019	2018
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$31,255	$174,452	$158,225
Basic EPS:
Weighted-average common shares outstanding	69,438	70,509	71,467
Basic EPS	$0.45	$2.47	$2.21
Diluted EPS:
Weighted-average common shares outstanding	69,438	70,509	71,467
Dilutive effect of nonvested stock	455	407	497
Shares-diluted	69,893	70,916	71,964
Diluted EPS	$0.45	$2.46	$2.20

(13) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 29, 2020 and December 31, 2019 was $95.9 million and $119.0 million, respectively.

As of December 29, 2020 and December 31, 2019, we are contingently liable for $13.0 million and $13.9 million, respectively, for seven leases listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 29, 2020 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)(2)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2026
Fargo, North Dakota (1)	February 2006	July 2026
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (3)	December 2013	December 2024
Louisville, Kentucky (3)(4)	December 2013	November 2023
(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable, under the terms of the lease, if the franchisee defaults.
(2)	As discussed in note 17, this restaurant is owned in part by our founder.
(3)	Leases associated with restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(4)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

During the year ended December 29, 2020, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause supply shortages, higher costs to secure adequate supplies and a possible loss of sales, which would affect operating results adversely. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 29,	December 31,	December 25,
	2020	2019	2018
Labor expense	$10,081	$9,032	$8,463
General and administrative expense	19,350	26,468	25,520
Total share-based compensation expense	$29,431	$35,500	$33,983

Share-based compensation activity by type of grant as of December 29, 2020 and changes during the period then ended are presented below. For both RSUs and PSUs, we do not estimate forfeitures as we record them as they occur.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 31, 2019	836,427	$55.20
Granted	501,575	57.43
Forfeited	(25,204)	54.76
Vested	(519,235)	55.60
Outstanding at December 29, 2020	793,563	$56.37	0.9	$62,667

As of December 29, 2020, with respect to unvested RSUs, there was $19.2 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.9 years. The vesting terms of the RSUs range from 1.0 to 5.0 years. The total intrinsic value of RSUs vested during the years ended December 29, 2020, December 31, 2019 and December 25, 2018 was $30.5 million, $27.8 million and $32.1 million, respectively. The excess tax benefit associated with vested RSUs for the years ended December 29, 2020, December 31, 2019 and December 25, 2018 was $0.4 million, $0.3 million and $1.9 million, respectively, which was recognized in the income tax provision.

Summary Details for PSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 31, 2019	77,000	$61.86
Granted	79,000	55.98
Incremental Performance Shares (1)	18,946	61.86
Forfeited	—	—
Vested	(95,946)	61.86
Outstanding at December 29, 2020	79,000	$55.98	0.1	$6,238
(1)	Additional shares from the January 2019 PSU grant that vested in January 2020 due to exceeding the initial 100% target.

We grant PSUs to certain of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  The total intrinsic value of PSUs vested during the years ended December 29, 2020, December 31, 2019 and December 25, 2018 was $5.4 million, $8.8 million and $8.9 million, respectively.

On January 8, 2021, 5,199 shares vested related to the January 2020 PSU grant and are expected to be distributed during the 13 weeks ending March 30, 2021. As of December 29, 2020, with respect to unvested PSUs, the amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.1 year was not

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

significant. There was no allowable excess tax benefit associated with vested PSUs for the years ended December 29, 2020 and December 31, 2019. The excess tax benefit associated with vested PSUs for the year ended December 25, 2018 was $0.7 million which was recognized within the income tax provision.

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the year ended December 29, 2020.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 29, 2020	December 31, 2019
Deferred compensation plan—assets	1	$55,633	$44,623
Deferred compensation plan—liabilities	1	$(55,614)	$(44,679)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total gain (loss)
				Fiscal Year Ended
		December 29,	December 31,	December 29,	December 31,
	Level	2020	2019	2020	2019
Long-lived assets held for sale	3	$1,645	$—	$(432)	$—
Long-lived assets held for use	1	$—	$1,684	$(364)	$1,190
Operating lease right-of-use assets	3	$—	$611	$(413)	$(1,144)
Goodwill	3	$2,625	$—	$(1,076)	$—
Investments in unconsolidated affiliates	3	$1,531	$—	$(1,091)	$—

Long-lived assets held for sale include land and building at a site that was relocated. These assets are included in prepaid expenses and other current assets in our consolidated balance sheets. These assets are valued using a Level 3 input, i.e., information from broker listings discounted for estimated selling costs. This resulted in a loss of $0.4 million which is included in impairment and closure, net in our consolidated statements of income and comprehensive income.

Long-lived assets held for use as of December 29, 2020 include leasehold improvements for one restaurant

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

scheduled to be relocated in 2021. These assets were reduced to a fair value of zero in 2020. This resulted in a loss of $0.4 million which is included in impairment and closure, net in our consolidated statements of income and comprehensive income. Long-lived assets held for use as of December 31, 2019 include leasehold improvements for one restaurant that was subject to a forced relocation. This restaurant was relocated in February 2020 at which time the contractually negotiated amount for these assets was received.

Operating lease right-of-use assets as of December 29, 2020 include the lease related assets for one restaurant that relocated in February 2020 and one restaurant scheduled to be relocated in 2021. These assets were reduced to a fair value of zero in 2020. This resulted in a loss of $0.4 million which is included in impairment and closure, net in our consolidated statements of income and comprehensive income. Operating lease right-of-use assets as of December 31, 2019, include the lease related assets for one store that was permanently closed in April 2020.

 Goodwill includes two restaurants whose carrying values were determined to be in excess of their fair values as part of our annual goodwill impairment assessment. In determining the fair value, multiple valuation approaches were utilized which considered the historical results and anticipated future trends of operations for these restaurants. We consider this a Level 3 input. This resulted in a loss of $1.1 million which is included in impairment and closure, net in our consolidated statements of income and comprehensive income.

Investments in unconsolidated affiliates include a 40% equity interest in a China joint venture. This asset is valued using a Level 3 input, i.e., the amount we expect to receive upon the sale of this investment. This resulted in a loss of $1.1 million which is included in equity (loss) income from investments in unconsolidated affiliates in our consolidated statements of income and comprehensive income.

At December 29, 2020 and December 31, 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At December 29, 2020, the fair value of our revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

(16) Impairment and Closure Costs

We recorded impairment and closure costs of $2.3 million, ($0.9) million and $0.3 million for the years ended December 29, 2020, December 31, 2019 and December 25, 2018.

Impairment and closure costs in 2020 included $1.2 million related to the impairment of the fixed assets and operating lease right-of-use assets at four restaurants, all of which have relocated or are scheduled to be relocated. In addition, in 2020, we recorded goodwill impairment of $1.1 million related to two restaurants.

Impairment and closure costs in 2019 included a gain of $2.6 million related to the forced relocation of one restaurant. This included a gain of $1.2 million related to the leasehold improvements and a gain of $1.4 million to settle a favorable operating lease. Also, in 2019, we recorded a charge of $1.1 million related to the impairment of the operating lease right-of-use asset at an underperforming restaurant. The remaining costs of $0.6 million related to costs associated with the relocation of restaurants.

Impairment and closure costs in 2018 were related to costs associated with the relocation of restaurants.

(17) Related Party Transactions

As of December 29, 2020, we had seven franchise restaurants and two majority-owned company restaurants owned in part by certain of our officers. These franchise entities paid us fees of $1.6 million for the year ended December 29, 2020. As of December 31, 2019 and December 25, 2018, we had six franchise restaurants and one majority-owned company restaurant owned in part by certain of our officers. These franchise entities paid us fees of $1.4 million and $1.3 million for the years ended December 31, 2019 and December 25, 2018, respectively. As discussed in note 13, we

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

are contingently liable on a lease related to one of these franchise restaurants.

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

(18) Selected Quarterly Financial Data (unaudited)

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$652,524	$476,425	$631,185	$637,989	$2,398,123
Total costs and expenses	$636,734	$523,743	$596,209	$617,593	$2,374,279
Income (loss) from operations	$15,790	$(47,318)	$34,976	$20,396	$23,844
Net income (loss) attributable to Texas Roadhouse, Inc. and subsidiaries	$16,029	$(33,553)	$29,230	$19,549	$31,255
Basic earnings (loss) per common share	$0.23	$(0.48)	$0.42	$0.28	$0.45
Diluted earnings (loss) per common share	$0.23	$(0.48)	$0.42	$0.28	$0.45
Cash dividends declared per share	$0.36	$-	$-	$-	$0.36

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$690,608	$689,828	$650,489	$725,238	$2,756,163
Total costs and expenses	$630,163	$636,545	$605,605	$671,827	$2,544,140
Income from operations	$60,445	$53,283	$44,884	$53,411	$212,023
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$50,390	$44,845	$36,531	$42,686	$174,452
Basic earnings per common share	$0.70	$0.63	$0.53	$0.61	$2.47
Diluted earnings per common share	$0.70	$0.63	$0.52	$0.61	$2.46
Cash dividends declared per share	$0.30	$0.30	$0.30	$0.30	$1.20

The fourth quarter of 2019 includes an estimated impact of $0.10 to $0.11 per diluted share for the 53rd week.