Form 10-Q
period 2021-03-30
Texas Roadhouse, Inc.
filed 2021-05-07
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2021

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

The number of shares of common stock outstanding were 69,742,548 on April 28, 2021.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 30, 2021	December 29, 2020
Assets
Current assets:
Cash and cash equivalents	$495,646	$363,155
Receivables, net of allowance for doubtful accounts of $20 at March 30, 2021 and $11 at December 29, 2020	37,742	98,418
Inventories, net	23,362	22,364
Prepaid income taxes	—	4,502
Prepaid expenses and other current assets	20,868	22,212
Total current assets	577,618	510,651
Property and equipment, net of accumulated depreciation of $788,580 at March 30, 2021 and $763,700 at December 29, 2020	1,093,790	1,088,623
Operating lease right-of-use assets, net	537,826	530,625
Goodwill	127,001	127,001
Intangible assets, net of accumulated amortization of $14,541 at March 30, 2021 and $14,341 at December 29, 2020	2,071	2,271
Other assets	68,422	65,990
Total assets	$2,406,728	$2,325,161
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$19,890	$19,271
Current maturities of long-term debt	50,000	50,000
Accounts payable	86,131	66,977
Deferred revenue-gift cards	182,358	232,812
Accrued wages and payroll taxes	69,878	51,982
Income taxes payable	9,412	2,859
Accrued taxes and licenses	32,310	24,751
Other accrued liabilities	58,185	57,666
Total current liabilities	508,164	506,318
Operating lease liabilities, net of current portion	580,005	572,171
Long-term debt	190,000	190,000
Restricted stock and other deposits	7,516	7,481
Deferred tax liabilities, net	3,823	2,802
Other liabilities	107,202	103,338
Total liabilities	1,396,710	1,382,110
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,742,520 and 69,561,861 shares issued and outstanding at March 30, 2021 and December 29, 2020, respectively)	70	70
Additional paid-in-capital	147,604	145,626
Retained earnings	846,065	781,915
Accumulated other comprehensive loss	(118)	(106)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	993,621	927,505
Noncontrolling interests	16,397	15,546
Total equity	1,010,018	943,051
Total liabilities and equity	$2,406,728	$2,325,161

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 30, 2021	March 31, 2020
Revenue:
Restaurant and other sales	$794,923	$647,626
Franchise royalties and fees	5,706	4,898
Total revenue	800,629	652,524
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	251,482	210,180
Labor	258,036	241,079
Rent	14,452	13,471
Other operating	123,379	104,289
Pre-opening	4,268	5,112
Depreciation and amortization	30,869	29,054
Impairment and closure, net	504	595
General and administrative	36,712	32,954
Total costs and expenses	719,702	636,734
Income from operations	80,927	15,790
Interest expense, net	1,460	69
Equity loss from investments in unconsolidated affiliates	(217)	(508)
Income before taxes	$79,250	$15,213
Income tax expense (benefit)	12,820	(1,939)
Net income including noncontrolling interests	66,430	17,152
Less: Net income attributable to noncontrolling interests	2,280	1,123
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$64,150	$16,029
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax of $4 and $13, respectively	(12)	(37)
Total comprehensive income	$64,138	$15,992
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.92	$0.23
Diluted	$0.91	$0.23
Weighted average shares outstanding:
Basic	69,637	69,422
Diluted	70,137	69,852
Cash dividends declared per share	$—	$0.36

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended March 30, 2021
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 29, 2020	69,561,861	$70	$145,626	$781,915	$(106)	$927,505	$15,546	$943,051
Net income	—	—	—	64,150	—	64,150	2,280	66,430
Other comprehensive loss, net of tax	—	—	—	—	(12)	(12)	—	(12)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,429)	(1,429)
Shares issued under share-based compensation plans including tax effects	269,918	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(89,259)	—	(7,930)	—	—	(7,930)	—	(7,930)
Share-based compensation	—	—	9,908	—	—	9,908	—	9,908
Balance, March 30, 2021	69,742,520	$70	$147,604	$846,065	$(118)	$993,621	$16,397	$1,010,018

	For the 13 Weeks Ended March 31, 2020
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 31, 2019	69,400,252	$69	$140,501	$775,649	$(225)	$915,994	$15,175	$931,169
Net income	—	—	—	16,029	—	16,029	1,123	17,152
Other comprehensive loss, net of tax	—	—	—	—	(37)	(37)	—	(37)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,847)	(1,847)
Dividends declared ($0.36 per share)	—	—	—	(24,989)	—	(24,989)	—	(24,989)
Shares issued under share-based compensation plans including tax effects	251,792	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(88,831)	—	(5,331)	—	—	(5,331)	—	(5,331)
Repurchase of shares of common stock	(252,409)	—	(12,621)	—	—	(12,621)		(12,621)
Share-based compensation	—	—	7,247	—	—	7,247	—	7,247
Balance, March 31, 2020	69,310,804	$69	$129,796	$766,689	$(262)	$896,292	$14,451	$910,743

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 30, 2021	March 31, 2020
Cash flows from operating activities:
Net income including noncontrolling interests	$66,430	$17,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,869	29,054
Deferred income taxes	1,025	433
Loss on disposition of assets	324	1,446
Impairment and closure costs	494	624
Equity loss from investments in unconsolidated affiliates	217	508
Distributions of income received from investments in unconsolidated affiliates	122	184
Provision for doubtful accounts	9	60
Share-based compensation expense	9,908	7,247
Changes in operating working capital:
Receivables	60,791	74,504
Inventories	(998)	(54)
Prepaid expenses and other current assets	874	(1,249)
Other assets	(2,786)	7,573
Accounts payable	19,937	(22,214)
Deferred revenue—gift cards	(50,454)	(56,997)
Accrued wages and payroll taxes	17,896	(14,087)
Prepaid income taxes and income taxes payable	11,055	(2,414)
Accrued taxes and licenses	7,559	(10,995)
Other accrued liabilities	(643)	(3,023)
Operating lease right-of-use assets and lease liabilities	1,520	1,365
Other liabilities	3,864	(7,401)
Net cash provided by operating activities	178,013	21,716
Cash flows from investing activities:
Capital expenditures—property and equipment	(38,666)	(46,672)
Proceeds from sale leaseback transactions	2,192	2,167
Net cash used in investing activities	(36,474)	(44,505)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	190,000
Distributions to noncontrolling interest holders	(1,429)	(1,847)
Proceeds from restricted stock and other deposits, net	311	304
Indirect repurchase of shares for minimum tax withholdings	(7,930)	(5,331)
Repurchase of shares of common stock	—	(12,621)
Dividends paid to shareholders	—	(24,989)
Net cash (used in) provided by financing activities	(9,048)	145,516
Net increase in cash and cash equivalents	132,491	122,727
Cash and cash equivalents—beginning of period	363,155	107,879
Cash and cash equivalents—end of period	$495,646	$230,606
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,195	$186
Income taxes paid	$740	$51
Capital expenditures included in current liabilities	$14,519	$13,545

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of March 30, 2021 and December 29, 2020 and for the 13 weeks ended March 30, 2021 and March 31, 2020.

As of March 30, 2021, we owned and operated 540 restaurants and franchised an additional 97 restaurants in 49 states and ten foreign countries. Of the 540 company restaurants that were operating at March 30, 2021, 520 were wholly-owned and 20 were majority-owned. Of the 97 franchise restaurants, 69 were domestic restaurants and 28 were international restaurants. Included within these restaurant totals are four international franchise restaurants that have been temporarily closed due to the global COVID-19 pandemic (the "pandemic"). These stores continue to be included in the above totals as we believe they will re-open once it is considered safe to do so.

As of March 31, 2020, we owned and operated 519 restaurants and franchised an additional 98 restaurants in 49 states and ten foreign countries. Of the 519 company restaurants that were operating at March 31, 2020, 499 were wholly-owned and 20 were majority-owned. Of the 98 franchise restaurants, 70 were domestic restaurants and 28 were international restaurants. As of March 31, 2020, one company restaurant and 22 international restaurants were temporarily closed due to the pandemic.

As of March 30, 2021 and March 31, 2020, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of March 30, 2021 and March 31, 2020, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Operating results for the 13 weeks ended March 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 28, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2020.

Risks and Uncertainties

The Company continues to be subject to risks and uncertainties as a result of the pandemic. These include state and local restrictions on restaurants, some of which have limited capacity in the dining rooms while others have allowed To-Go or curbside service only. As of March 30, 2021, all of our domestic company and franchise locations had re-opened their dining rooms under various limited capacity restrictions. As of March 31, 2020, all of our domestic company and franchise locations were under state or local order which only allowed for To-Go or curbside service.

As a result of these capacity restrictions, we continue to utilize our hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go. We continue to see increased sales in our To-Go program, even with dining rooms re-opened, which has offset the decrease in dining room traffic due to the limited capacity restrictions. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, the extent to which our dining rooms will have to close again, or if the increased sales in our To-Go program will continue. The extent of this process will determine the significance of the impact to our financial condition, financial results, and liquidity in future periods. In addition, significant items subject to estimates and assumptions including the carrying amount of property and equipment, goodwill, and lease related assets could be impacted.

(2) Recent Accounting Pronouncements

Income Taxes

(Accounting Standards Update 2019-12, "ASU 2019-12")

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removed certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for investments. This guidance also simplified aspects of accounting for recognizing deferred taxes for taxable goodwill. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Reference Rate Reform

(Accounting Standards Update 2020-04, "ASU 2020-04")

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective upon issuance to modifications made as early as the beginning of the interim period through December 31, 2022. We are currently assessing the impact of this new standard on our condensed consolidated financial statements.

(3)   Long-term Debt

On August 7, 2017, we entered into an agreement with respect to our revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo Bank, N.A. The revolving credit facility is an unsecured, revolving credit agreement under which we may borrow up to $200.0 million with the option to increase the revolving credit facility by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. On May 11, 2020, we amended the revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million. This amount reduced the additional $200.0 million that was available under the revolving credit facility. The maturity date for the incremental revolving credit facility is May 10, 2021. The maturity date for the original revolving credit facility remains August 5, 2022.

The terms of the amendment require us to pay interest on outstanding borrowings of the original revolving credit facility at LIBOR plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. Subsequent to our Q1 2021 fiscal quarter, we are required to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 2.25% and to pay a commitment fee of 0.125% to 0.40% depending on our consolidated net leverage ratio. As of March 30, 2021, we had $190.0 million outstanding on the original revolving credit facility and $1.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of March 30, 2021, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our unaudited condensed consolidated balance sheet.

The weighted-average interest rate for the $240.0 million of combined borrowings on our revolving credit facility as of March 30, 2021 was 1.95%.

The lenders’ obligation to extend credit pursuant to the revolving credit facility depends on us maintaining certain financial covenants. The amendment to the revolving credit facility also modified the financial covenants through the end of our Q1 2021 fiscal quarter. We were in compliance with all financial covenants as of March 30, 2021.

As further discussed in note 12, subsequent to the end of the quarter, we further amended the revolving credit facility. The amendment increased our borrowing capacity and extended the maturity date of the revolving credit facility.

(4) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks ended
	March 30, 2021	March 31, 2020
Restaurant and other sales	$794,923	$647,626
Franchise royalties	4,973	4,287
Franchise fees	733	611
Total revenue	$800,629	$652,524

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third-party retailers. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third-party fees consistent with the historic redemption pattern of the associated gift card or on actual redemptions in periods where redemptions do not align with historic redemption patterns. We recognize these amounts as a component of other sales. As of March 30, 2021 and December 29, 2020, our deferred revenue balance related to gift cards was $182.4 million and $232.8 million, respectively. We recognized sales of $71.4 million for the 13 weeks ended March 30, 2021 related to the amount in deferred revenue as of December 29, 2020. We recognized sales of $73.5 million for the 13 weeks ended March 31, 2020 related to the amount in deferred revenue as of December 31, 2019.

(5) Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 weeks ended March 30, 2021 and March 31, 2020 is as follows:

	13 Weeks Ended
	March 30, 2021	March 31, 2020
Tax at statutory federal rate	21.0%	21.0%
State and local tax, net of federal benefit	3.8	3.8
FICA tip tax credit	(7.3)	(33.1)
Work opportunity tax credit	(0.8)	(4.4)
Stock compensation	(1.6)	(0.8)
Net income attributable to noncontrolling interests	(0.2)	(1.2)
Officers compensation	0.8	0.3
Other	0.5	1.7
Total	16.2%	(12.7)%

For the 13 weeks ended March 30, 2021, we recognized income tax expense using an estimated effective annual tax rate. This resulted in an effective tax rate of 16.2%. For the 13 weeks ended March 31, 2020, we recognized income tax expense using a discrete tax calculation as we were unable to reliably estimate our full year effective income tax rate. This was primarily due to the inability to estimate the increased impact on the FICA tip and Work opportunity tax credits on our effective tax rate as a result of the significant decrease in our pre-tax income. This resulted in an effective tax rate benefit of 12.7%. Additionally, the FICA tip and Work opportunity tax credits exceeded our federal tax liability for fiscal year 2020 but we expect to fully utilize these credits in our 2021 tax year.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at March 30, 2021 and December 29, 2020 was $120.1 million and $95.9 million, respectively.

As of March 30, 2021 and December 29, 2020, we were contingently liable for $12.8 million and $13.0 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 30, 2021 and December 29, 2020 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease Assignment Date	Current Lease Term Expiration
Everett, Massachusetts (1)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2026
Fargo, North Dakota (1)	February 2006	July 2026
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (2)	December 2013	December 2024
Louisville, Kentucky (2)(3)	December 2013	November 2023
(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable under the terms of the lease if the franchisee defaults.
(2)	Leases associated with non-Texas Roadhouse restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(3)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

During the 13 weeks ended March 30, 2021, we bought most of our beef from three suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Related Party Transactions

As of March 30, 2021 and March 31, 2020, we had two franchise restaurants and two majority-owned company restaurants owned in part by current officers of the Company. For both of the 13 weeks ended March 30, 2021 and March 31, 2020, these franchise entities paid us fees of $0.2 million.

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

For the 13 weeks ended March 30, 2021 and March 31, 2020, there were 4,827 and 41,581 shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 30, 2021	March 31, 2020
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$64,150	$16,029
Basic EPS:
Weighted-average common shares outstanding	69,637	69,422
Basic EPS	$0.92	$0.23
Diluted EPS:
Weighted-average common shares outstanding	69,637	69,422
Dilutive effect of nonvested stock	500	430
Shares-diluted	70,137	69,852
Diluted EPS	$0.91	$0.23

(9) Fair Value Measurements

Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 30, 2021.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 30, 2021	December 29, 2020
Deferred compensation plan—assets	1	$58,605	$55,633
Deferred compensation plan—liabilities	1	$(58,528)	$(55,614)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total loss
				13 Weeks Ended
		March 30,	December 29,	March 30,	March 31,
	Level	2021	2020	2021	2020
Long-lived assets held for sale	3	$1,175	$1,645	$(470)	$—
Goodwill	3	$—	$2,625	$—	$—
Investments in unconsolidated affiliates	3	$1,000	$1,531	$(531)	$(528)

Long-lived assets held for sale include land and building at a site that was relocated. These assets are included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. These assets are valued using a Level 3 input, i.e., information from broker listings discounted for estimated selling costs. This resulted in a loss of $0.5 million which is included in impairment and closure, net in our unaudited condensed consolidated statements of income and comprehensive income for the 13 weeks ended March 30, 2021.

 Goodwill includes two restaurants whose carrying values were determined to be in excess of their fair values as part of our most recent annual goodwill impairment assessment. In determining the fair value, multiple valuation approaches were utilized which considered the historical results and anticipated future trends of operations for these restaurants. We consider this a Level 3 input.

Investments in unconsolidated affiliates include a 40% equity interest in a China joint venture that was reduced to fair value. This asset is valued using a Level 3 input, i.e., the amount we expect to receive upon the sale of this investment. This resulted in a loss of $0.5 million which is included in equity loss from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income for the 13 weeks ended March 30, 2021.

At March 30, 2021 and December 29, 2020, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At March 30, 2021 and December 29, 2020, the fair value of our revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

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

	13 Weeks Ended
	March 30, 2021	March 31, 2020
Labor expense	$2,584	$2,388
General and administrative expense	7,324	4,859
Total share-based compensation expense	$9,908	$7,247

We grant PSUs to certain of our executives which are generally subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  The total intrinsic value of PSUs vested during the 13 weeks ended March 30, 2021 and March 31, 2020 was $0.4 million and $3.3 million, respectively.

On January 8, 2021, 5,199 shares vested related to the January 2020 PSU grant and were distributed during the 13 weeks ending March 30, 2021. With respect to unvested PSUs, we recognized expense of $2.3 million during the 13 weeks ended March 30, 2021. At March 30, 2021, with respect to unvested PSUs, there was $3.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.8 years.

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

For the 13 weeks ended March 30, 2021, we did not repurchase any shares of our common stock. For the 13 weeks ended March 31, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity. As of March 30, 2021, we had $147.8 million remaining under our authorized stock repurchase program.

(12) Subsequent Event

As discussed in note 3, we are party to a revolving credit facility under which we may borrow up to $200.0 million with the option to increase by an additional $200.0 million. On May 11, 2020, we amended the revolving credit facility to provide for an incremental credit facility of up to $82.5 million. As of March 30, 2021 and December 29, 2020, we had $190.0 million outstanding on the original credit facility and $50.0 million outstanding on the incremental credit facility.

On May 4, 2021, we entered into an agreement to further amend our revolving credit facility with the same syndicate of commercial lenders. This amendment increased the amount we may borrow to $300.0 million with the option to increase by an additional $200.0 million and extended the maturity date to May 1, 2026. As part of the amendment, the $190.0 million on the original credit facility remained outstanding and the $50.0 million on the incremental credit facility was repaid.

The terms of the amendment require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us. These statements include, but are not limited to, statements related to the potential impact of the COVID-19/Coronavirus outbreak and other non-historical statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2020, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

COVID-19 Impact

The Company continues to be subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). These include state and local restrictions on restaurants, some of which have limited capacity in the dining rooms while others have allowed To-Go or curbside service only. As of March 30, 2021, all of our domestic company and franchise locations had re-opened their dining rooms under various limited capacity restrictions. As of March 31, 2020, all of our domestic company and franchise locations were under state or local order which only allowed for To-Go or curbside service.

As a result of these capacity restrictions, we continue to utilize our hybrid operating model that accommodates our limited capacity dining rooms together with enhanced To-Go. We continue to see increased sales in our To-Go program, even with dining rooms re-opened, which has offset the decrease in dining room traffic due to the limited capacity restrictions. We cannot predict how long the pandemic will last, how long it will take until all state and local restrictions will be lifted, the extent to which our dining rooms will have to close again, or if the increased sales in our To-Go program will continue.

As a result of the pandemic, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed in 2020 to benefit companies that were significantly impacted by the pandemic. This legislation allowed for the deferral of the social security portion of the employer portion of FICA payroll taxes from the date of enactment through the end of 2020. Amounts are required to be repaid in equal installments at the end of 2021 and 2022. As of December 29, 2020, the Company had deferred $47.3 million in payroll taxes with the amount due in 2021 included in accrued wages and payroll taxes and the amount due in 2022 included in other liabilities in our unaudited condensed consolidated balance sheets.

The CARES Act also allowed for an Employee Retention Credit for companies severely impacted by the pandemic to encourage the retention of full-time employees. This refundable payroll tax credit was available for any company that had fully or partially suspended operations due to government order or experienced a significant decline in gross receipts and had employees who were paid but did not actually work. The Company provided various forms of relief pay for hourly restaurant employees that qualified for this tax credit. In our Q1 2021 fiscal quarter, we recorded $1.0 million related to this credit which is included in labor expense in our unaudited condensed consolidated statements of income and comprehensive income.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 637 restaurants in 49 states and ten foreign countries. As of March 30, 2021, our 637 restaurants included:

●	540 "company restaurants," of which 520 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income. Of the 540 restaurants we owned as of March 30, 2021, we operated 505 as Texas Roadhouse restaurants, 32 as Bubba’s 33 restaurants and three as Jaggers restaurants.

●	97 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity loss from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 24 franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 97 franchise restaurants, 69 were domestic restaurants and 28 were international restaurants. As of March 30, 2021, four international restaurants were temporarily closed due to the pandemic but continue to be included in the above total.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 65 of the 69 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 30, 2021 and March 31, 2020 are referred to as Q1 2021 and Q1 2020, respectively.

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

While our short-term strategies have changed due to the temporary change in our business model due to the pandemic, our long-term strategies remain unchanged. Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing Texas Roadhouse locations at or near the end of the associated lease or as a result of eminent domain which allows us to move to a better site, update them to a current prototypical design, and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. In addition, at our high volume restaurants, we continue to look for opportunities to increase our dining room capacity by adding on to our existing building and/or to increase our parking capacity by leasing or purchasing property that adjoins our site. Our ability to expand our restaurant base is influenced by many factors beyond our control and, therefore, we may not be able to achieve our anticipated growth.

In Q1 2021, three company restaurants, including one Bubba’s 33, were opened. We currently plan to open 25 to 30 company restaurants across all concepts in 2021. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditures accordingly. We currently expect our franchise partners will open as many as six Texas Roadhouse restaurants, primarily international, in 2021.

Our average capital investment for the 18 Texas Roadhouse restaurants opened during 2020, including pre-opening expenses and a capitalized rent factor, was $6.2 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2021 to be approximately $5.5 million. Our average capital investment for the three Bubba’s 33 restaurants opened during 2020, including pre-opening expenses and a capitalized rent factor, was $7.3 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2021 to be approximately $6.9 million. The decrease in investment costs for both concepts is primarily due to higher building and site work costs in 2020 related to construction delays from the pandemic.

We remain focused on driving sales and managing restaurant investment costs to maintain our restaurant development in the future. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of required site work, geographical location, type of construction labor, local permitting requirements, hook-up fees, our ability to negotiate with landlords, and cost of liquor and other licenses.

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries and one U.S. territory. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China, South Korea, Brazil and Puerto Rico. As of March 30, 2021, we had 15 restaurants in five countries in the Middle East, four restaurants open in Taiwan, five in the Philippines, two in South Korea and one each in Mexico and China for a total of 28 restaurants in ten foreign countries. Due to the pandemic, four of our international restaurants were temporarily closed as of March 30, 2021. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

Maintaining and/or Improving Restaurant Level Profitability. We continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success. This may create a challenge in terms of maintaining and/or increasing restaurant-level profitability (restaurant margin), in any given year, depending on the level of inflation we experience. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations. See further discussion of restaurant margin below. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability. In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats and parking at certain restaurants. In addition, with the increase in To-Go sales in prior years and the significant increase during the pandemic, we are currently testing changes to our building layout to help better accommodate higher To-Go volumes at our restaurants.

In addition, we continue to look for ways through various strategic initiatives to drive awareness of our brands and increase sales and profitability. At the onset of the pandemic, we began selling ready-to-grill steaks for customers to prepare at home. While we reduced our store-level offerings around ready-to-grill once our dining rooms began to re-

open in mid-2020, based on the success of this program we have developed Texas Roadhouse Butcher Shop. This on-line platform allows for the purchase and delivery of the same hand-trimmed quality steaks that are available in our restaurants. This platform launched in Q4 2020.

We also further expanded our retail business in 2021 with the introduction of our Margarita Mixer, which was available in Q1 2021, and our canned Margarita Seltzer, available in several flavors, which will be available beginning in Q2 2021. These Texas Roadhouse-branded products are subject to license agreements for which we will receive royalties.

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

Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders including the payment of dividends and repurchase of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock which we consistently grew over time. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends on the Company’s common stock, effective with respect to dividends occurring after the quarterly cash dividend of $0.36 paid on March 27, 2020. This was done to preserve cash flow due to the pandemic. On April 28, 2021, our Board of Directors reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock. This payment will be distributed on June 4, 2021 to shareholders of record at the close of business on May 19, 2021. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions and other factors deemed relevant. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could suspend the payment of cash dividends.

In 2008, our Board of Directors approved our first stock repurchase program. From inception through March 30, 2021, we have paid $369.0 million through our authorized stock repurchase programs to repurchase 17,722,505 shares of our common stock at an average price per share of $20.82. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. The Company suspended all share repurchase activity on March 17, 2020 in order to preserve cash flow due to the pandemic. As of March 30, 2021, $147.8 million remains authorized for stock repurchases. We are currently evaluating when we will resume the repurchase of shares.

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

Comparable Restaurant Sales.   Comparable restaurant sales reflects the change in restaurant sales for company restaurants over the same period in prior years for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold, and the mix of dine-in versus To-Go sales can affect the per person average check amount.

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

Other Key Definitions

Restaurant and Other Sales.   Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income and comprehensive income. Other sales include the amortization of fees associated with our third-party gift card sales net of the amortization of gift card breakage income. These amounts are amortized consistent with the historic redemption pattern of the associated gift card or on actual redemptions in periods where redemptions do not align with historic redemption patterns. Other sales also include sales related to our non-royalty-based retail products.

Franchise Royalties and Fees.   Franchise royalties consist of royalties, as defined in our franchise agreement, paid to us by our domestic and international franchisees. Franchise royalties also include sales related to our royalty-based retail products. Domestic and/or international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory. The terms of the international agreements may vary significantly from our domestic agreements. Franchise fees also include advertising fees paid by domestic franchisees to our system-wide marketing and advertising fund and management fees paid by certain domestic franchisees for supervisory and administrative services that we perform.

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

Interest Expense, Net.   Interest expense, net includes interest expense on our debt or financing obligations including the amortization of loan fees reduced by earnings on cash and cash equivalents.

Equity Loss from Unconsolidated Affiliates.   Equity loss includes our percentage share of net income earned by unconsolidated affiliates. As of March 30, 2021 and March 31, 2020, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of March 30, 2021 and March 31, 2020, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

Q1 2021 Financial Highlights

Total revenue increased $148.1 million to $800.6 million in Q1 2021 compared to $652.5 million in Q1 2020 primarily due to an increase in average unit volumes driven by an increase in comparable restaurant sales combined with the opening of new restaurants. Store weeks and comparable restaurant sales increased 4.1% and 18.5%, respectively, at company restaurants in Q1 2021. The increase in average unit volume was primarily due to the re-opening of dining rooms, all of which had re-opened by the end of Q1 2021, the continued easing of dining room capacity restrictions, and strong To-Go sales.

Restaurant margin dollars increased $69.0 million to $147.6 million in Q1 2021 compared to $78.6 million in Q1 2020. Restaurant margin, as a percentage of restaurant and other sales, increased to 18.6% in Q1 2021 compared to 12.1% in Q1 2020.  The increase in restaurant margin was due to higher sales and the prior year impact of the pandemic, which began to significantly impact our operations in March 2020.

Net income increased $48.1 million to $64.2 million in Q1 2021 compared to $16.0 million in Q1 2020 primarily due to higher restaurant margin dollars partially offset by higher income tax expense. Diluted earnings per share increased to $0.91 in Q1 2021 from $0.23 in Q1 2020.

Results of Operations

	13 Weeks Ended
	March 30, 2021		March 31, 2020
	$	%	$	%

	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	794,923	99.3	647,626	99.2
Franchise royalties and fees	5,706	0.7	4,898	0.8
Total revenue	800,629	100.0	652,524	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	251,482	31.6	210,180	32.5
Labor	258,036	32.5	241,079	37.2
Rent	14,452	1.8	13,471	2.1
Other operating	123,379	15.5	104,289	16.1
(As a percentage of total revenue)
Pre-opening	4,268	0.5	5,112	0.8
Depreciation and amortization	30,869	3.9	29,054	4.5
Impairment and closure, net	504	NM	595	NM
General and administrative	36,712	4.6	32,954	5.1
Total costs and expenses	719,702	89.9	636,734	97.6
Income from operations	80,927	10.1	15,790	2.4
Interest expense, net	1,460	0.2	69	0.0
Equity loss from investments in unconsolidated affiliates	(217)	NM	(508)	NM
Income before taxes	79,250	9.9	15,213	2.3
Income tax expense (benefit)	12,820	1.6	(1,939)	(0.3)
Net income including noncontrolling interests	66,430	8.3	17,152	2.6
Net income attributable to noncontrolling interests	2,280	0.3	1,123	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	64,150	8.0	16,029	2.5

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended
	March 30, 2021	March 31, 2020

Income from operations	$80,927	$15,790

Less:
Franchise royalties and fees	5,706	4,898

Add:
Pre-opening	4,268	5,112
Depreciation and amortization	30,869	29,054
Impairment and closure, net	504	595
General and administrative	36,712	32,954
Restaurant margin	$147,574	$78,607

Restaurant margin $/store week	$21,097	$11,695
Restaurant margin (as a percentage of restaurant and other sales)	18.6%	12.1%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 29, 2020	634	600	31	3
Company openings	3	2	1	—
Company closings	—	—	—	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	—	—	—	—
Franchise closings - International	—	—	—	—
Balance at March 30, 2021	637	602	32	3

	March 30, 2021	March 31, 2020
Company - Texas Roadhouse	505	488
Company - Bubba's 33	32	29
Company - Jaggers	3	2
Franchise - Texas Roadhouse - U.S.	69	70
Franchise - Texas Roadhouse - International(1)	28	28
Total	637	617
(1)	Includes four international franchise locations that were temporarily closed.

Q1 2021 (13 weeks) compared to Q1 2020 (13 weeks)

Restaurant and Other Sales.  Restaurant and other sales increased by 22.7% in Q1 2021 as compared to Q1 2020. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2021	Q1 2020
Company Restaurants:
Increase in store weeks	4.1%	5.3%
Increase (decrease) in average unit volume	17.5%	(8.5)%
Other(1)	1.0%	(2.1)%
Total increase (decrease) in restaurant sales	22.6%	(5.3)%
Other sales(2)	0.1%	(0.2)%
Total increase (decrease) in restaurant and other sales	22.7%	(5.5)%

Store weeks	6,995	6,721
Comparable restaurant sales	18.5%	(8.4)%

Texas Roadhouse restaurants only:
Comparable restaurant sales	18.3%	(8.2)%
Average unit volume (in thousands)	$1,509	$1,284

Weekly sales by group:
Comparable restaurants (473 and 452 units, respectively)	$116,816	$98,979
Average unit volume restaurants (18 and 20 units, respectively)(3)	$96,780	$91,373
Restaurants less than six months old (14 and 16 units, respectively)	$117,833	$97,353
(1)	Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(2)	Other sales, for Q1 2021, primarily represented $7.7 million related to the amortization of third-party gift card fees net of $3.6 million related to the amortization of gift card breakage income. For Q1 2020, other sales primarily represented $7.8 million related to the amortization of third-party gift card fees net of $3.7 million related to the amortization of gift card breakage income.
(3)	Average unit volume restaurants include restaurants open a full six and up to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period.

The increase in restaurant sales for Q1 2021 is primarily attributable to an increase in average unit volumes, driven by an increase in comparable restaurant sales, along with an increase in store weeks. The increase in comparable restaurant sales was primarily driven by the re-opening of our dining rooms, the continued easing of dining room capacity restrictions, and strong To-Go sales. Comparable restaurant sales increased 18.5%, which included guest traffic count growth of 13.0% and per person average check growth of 5.5%.

As of March 30, 2021, all of our company restaurants had re-opened their dining rooms. While all of our dining rooms have re-opened, they continue to operate under limited capacity restrictions. For our January, February and March periods, comparable restaurant sales decreased 0.3%, decreased 3.5% and increased 64.1%, respectively. In addition, To-Go sales as a percentage of restaurant sales were 22.3% and 12.8% for Q1 2021 and Q1 2020, respectively.

In addition, in late October 2020, we implemented a menu price increase of approximately 1.0% which was the only increase taken for 2020. In late April 2021, we implemented a menu price increase of approximately 1.75%. We may take additional pricing in 2021 if needed.

In Q1 2021, we opened three company restaurants, including one Bubba's 33 restaurant. As of March 30, 2021, an additional 15 restaurants were under construction. We currently plan to open 25 to 30 company restaurants across all concepts in 2021. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditures accordingly.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.8 million, or by 16.5%, in Q1 2021 from Q1 2020. The increase was due to higher average unit volume, driven by comparable restaurant increases at domestic stores. Comparable restaurant sales at domestic franchise stores increased 15.2% for Q1 2021.

We anticipate that our existing franchise partners will open as many as six Texas Roadhouse restaurants, primarily international, in 2021.

Food and Beverage Costs.  Food and beverage costs, as a percentage of restaurant and other sales, decreased to 31.6% in Q1 2021 from 32.5% in Q1 2020. The decrease was primarily due to the benefit of a higher guest check amount partially offset by commodity inflation of 1.8%.

For 2021, we currently expect commodity cost inflation to be approximately 4.0% with fixed price contracts for approximately 50% of our overall food costs and the remainder subject to floating market prices.

Restaurant Labor Expenses. Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 32.5% in Q1 2021 compared to 37.2% in Q1 2020. The decrease was primarily due to an increase in average unit volume as well as lapping several items related to Q1 2020 including labor inefficiencies as we converted to our hybrid operating model, relief payments and increased benefits provided to our hourly employees, and higher health insurance costs. In Q1 2021, the benefit of a higher guest check amount and employee retention payroll tax credits of $1.0 million also contributed to the decrease. These decreases were partially offset by higher wage rates primarily due to labor market pressures along with increases in state-mandated minimum and tipped wage rates.

In Q1 2021, we incurred costs of $1.5 million for relief pay and enhanced benefits to our hourly employees compared to $10.7 million in Q1 2020 at the onset of the pandemic.

Health insurance costs were lower in Q1 2021 compared to Q1 2020 primarily due to a $2.3 million increase in claim costs in Q1 2020. The increase in claims costs was primarily driven by unfavorable claims experience.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.8% in Q1 2021 compared to 2.1% in Q1 2020. The decrease was due to the increase in average unit volume partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 15.5% in Q1 2021 compared to 16.1% in Q1 2020. This decrease was due to an increase in average unit volume partially offset by an increase in supplies and incentive compensation expense. Higher supplies expense was due to an increase in To-Go supplies, increased cost and usage of personal protective equipment and other costs to support our hybrid operating model. Higher incentive compensation expense was primarily due to higher restaurant profitability. In addition, due to the significant increase in our average unit volumes, expenses that are largely fixed, including utilities, property taxes, and other outside services decreased as a percentage of restaurant and other sales.

Restaurant Pre-opening Expenses.  Pre-opening expenses decreased to $4.3 million in Q1 2021 from $5.1 million in Q1 2020. This decrease was primarily due to the timing of restaurant openings as average pre-opening expenses incurred for each restaurant remained relatively unchanged. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, decreased to 3.9% in Q1 2021 compared to 4.5% in Q1 2020. The decrease was primarily due to an increase in average unit volume partially offset by higher depreciation at new restaurants.

Impairment and Closure Costs, Net. Impairment and closure costs, net was $0.5 million in Q1 2021 compared to $0.6 million in Q1 2020. For Q1 2021, impairment and closure costs, net included the impairment of land and building at a site that was relocated and are currently classified as assets held for sale. For Q1 2020, impairment and closure costs, net included the impairment of the operating lease right-of-use assets for an underperforming restaurant and a restaurant that was relocated.

General and Administrative Expenses. G&A, as a percentage of total revenue, decreased to 4.6% in Q1 2021 compared to 5.1% in Q1 2020. The decrease was primarily driven by an increase in average unit volume and lower travel and meeting expenses partially offset by higher incentive and performance-based compensation costs and legal settlement expenses. Travel and meeting expenses were lower due to fewer in-person meetings as a result of the pandemic. Higher incentive and performance-based compensation costs were due to the increase in profitability.

Interest Expense, Net.  Interest expense, net was $1.5 million in Q1 2021 compared to $0.1 million in Q1 2020. The increase in interest expense, net was primarily driven by additional borrowings on our credit facility along with reduced earnings on our cash and cash equivalents.

Equity loss from Unconsolidated Affiliates.  Equity loss was $0.2 million in Q1 2021 compared to $0.5 million in Q1 2020 due to increased profitability from our unconsolidated affiliates. This equity income was more than offset by an impairment charge related to our investment in a foreign joint venture that was recorded in both Q1 2021 and Q1 2020.

Income Tax Expense (Benefit). Our effective tax rate increased to 16.2% in Q1 2021 compared to an effective tax rate benefit of 12.7% in Q1 2020 primarily due to the significant increase in pre-tax income. In Q1 2020, our FICA tip and Work opportunity tax credits exceeded our federal tax liability which resulted in a tax rate benefit.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 30, 2021	March 31, 2020
Net cash provided by operating activities	$178,013	$21,716
Net cash used in investing activities	(36,474)	(44,505)
Net cash (used in) provided by financing activities	(9,048)	145,516
Net increase in cash and cash equivalents	$132,491	$122,727

Net cash provided by operating activities was $178.0 million in Q1 2021 compared to $21.7 million in Q1 2020. This increase was primarily due to favorable changes in working capital and an increase in net income. Working capital changes include increases in accounts payable, accrued wages and payroll taxes, accrued taxes and licenses and income taxes payable.

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

Net cash used in investing activities was $36.5 million in Q1 2021 compared to $44.5 million in Q1 2020. The decrease was due to a decrease in capital expenditures, primarily driven by fewer stores being relocated.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. In addition, as of March 30, 2021, we had developed 148 of the 540 company restaurants on land in which we own.

The following table presents a summary of capital expenditures (in thousands):

	Q1 2021	Q1 2020
New company restaurants	$22,975	$19,124
Refurbishment of existing restaurants	13,742	12,902
Relocation of existing restaurants	705	11,188
Capital expenditures related to Support Center office	1,244	3,458
Total capital expenditures	$38,666	$46,672

In 2021, we expect our capital expenditures to be $210.0 million to $220.0 million and we currently plan to open 25 to 30 restaurants across all concepts. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital spend accordingly. As of March 30, 2021, the estimated cost of completing capital project commitments over the next 12 months was approximately $120.1 million. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Net cash used in financing activities was $9.0 million in Q1 2021 compared to net cash provided by financing activities of $145.5 million in Q1 2020. The decrease is primarily due to borrowings under our revolving credit facility in Q1 2020 offset by share repurchases and dividends paid in Q1 2020.

In March 2020 we increased our borrowings as a precautionary measure in order to bolster our cash position and enhance financial flexibility in response to the pandemic.

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. On March 17, 2020, we suspended all share repurchase activity. As of March 30, 2021, $147.8 million remains authorized for stock repurchases. We are currently evaluating when we will resume the repurchase of shares.

On February 20, 2020, our Board of Directors authorized the payment of a cash dividend of $0.36 per share of common stock. The payment of this dividend totaling $25.0 million was distributed on March 27, 2020 to shareholders of record at the close of business on March 11, 2020. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends of the Company’s common stock, effective with respect to dividends occurring after March 27, 2020. On April 28, 2021, our Board of Directors reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock. This payment will be distributed on June 4, 2021 to shareholders of record at the close of business on May 19, 2021. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could suspend the payment of cash dividends.

We paid distributions of $1.4 million to equity holders of 16 of our 20 majority-owned company restaurants in Q1 2021. We paid distributions of $1.8 million to equity holders of all 20 majority-owned company restaurants in Q1 2020.

On August 7, 2017, we entered into an agreement with respect to our revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A., PNC Bank, N.A., and Wells Fargo Bank, N.A. The revolving credit facility is an unsecured, revolving credit agreement under which we may borrow up to $200.0 million with the option to increase the revolving credit facility by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. On May 11, 2020, we amended the revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million. This amount reduced the additional $200.0 million that was available under the revolving credit facility. The maturity date for the incremental revolving credit facility was May 10, 2021. The maturity date for the original revolving credit facility remained August 5, 2022.

The terms of the amendment require us to pay interest on outstanding borrowings of the original revolving credit facility at LIBOR plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. As of March 30, 2021, we had $190.0 million outstanding on the original revolving credit facility and $1.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of March 30, 2021, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our unaudited condensed consolidated balance sheet.

The weighted-average interest rate for the revolving credit facility as of March 30, 2021 was 1.95%.

The lenders’ obligation to extend credit pursuant to the revolving credit facility depends on us maintaining certain financial covenants. The amendment to the revolving credit facility also modified the financial covenants through the end of our Q1 2021 fiscal quarter. We were in compliance with all financial covenants as of March 30, 2021.

On May 4, 2021, we entered into an agreement to further amend our revolving credit facility with the same syndicate of commercial lenders. This amendment increased the amount we may borrow to $300.0 million with the option to increase by an additional $200.0 million and extended the maturity date to May 1, 2026. As part of the amendment, the $190.0 million on the original credit facility remained outstanding and the $50.0 million on the incremental credit facility was repaid.

The terms of the amendment require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR.

Guarantees

As of March 30, 2021 and December 29, 2020, we are contingently liable for $12.8 million and $13.0 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 30, 2021 and December 29, 2020 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts (1)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2026
Fargo, North Dakota (1)	February 2006	July 2026
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (2)	December 2013	December 2024
Louisville, Kentucky (2)(3)	December 2013	November 2023

(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable under the terms of the lease if the franchisee defaults.
(2)	Leases associated with non-Texas Roadhouse restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(3)	We may be released from liability after the initial contractual lease term expiration contingent upon certain conditions being met by the acquirer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. On May 11, 2020, we amended the revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million and to modify the financial covenants through the end of our Q1 2021 fiscal quarter. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 1.50% and to pay a commitment fee of 0.25% per year on any unused portion of the revolving credit facility through the end of our Q1 2021 fiscal quarter. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR. Subsequent to our Q1 2021 fiscal quarter, we are required to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 2.25% and to pay a commitment fee of 0.125% to 0.40% depending on our consolidated net leverage ratio. As of March 30, 2021, we had $190.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheet.

The terms of the amendment also require us to pay interest on outstanding borrowings of the incremental revolving credit facility at LIBOR, which is subject to a floor of 1.0%, plus a margin of 2.25% and to pay a commitment fee of 0.50% per year on any unused portion of the incremental revolving credit facility through the maturity date. As of March 30, 2021, we had $50.0 million outstanding and $32.5 million of availability on the incremental revolving credit facility. This outstanding amount is included as current maturities of long-term debt on our unaudited condensed consolidated balance sheet.

The weighted-average interest rate for the $240.0 million of combined borrowings on our revolving credit facility as of March 30, 2021 was 1.95%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $2.4 million.

On May 4, 2021, we entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement") with respect to our revolving credit facility. The Amended Credit Agreement increased the amount we may borrow to $300.0 million with the option to increase by an additional $200.0 million and extended the maturity date to May 1, 2026. As part of the Amended Credit Agreement, the $190.0 million on the original credit facility remained outstanding and the $50.0 million on the incremental credit facility was repaid.

The terms of the Amended Credit Agreement require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 30, 2021.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 29, 2020, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 29, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2019, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. For the 13 weeks ended March 30, 2021, we did not repurchase any shares of common stock. On March 17, 2020, we suspended all share repurchase activity in order to enhance our financial flexibility as a result of the pandemic. As of March 30, 2021, $147.8 million remains authorized for stock repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Employment Agreement between Texas Roadhouse Management Corp. and W. Kent Taylor entered into as of December 30, 2020 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2020 (File No. 000-50972))

10.2

Employment Agreement between Texas Roadhouse Management Corp. and Doug Thompson entered into as of December 30, 2020 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2020 (File No. 000-50972))

10.3

Employment Agreement between Texas Roadhouse Management Corp. and S. Chris Jacobsen entered into as of December 30, 2020 (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2020 (File No. 000-50972))

10.4

Employment Agreement between Texas Roadhouse Management Corp. and Tonya Robinson entered into as of December 30, 2020 (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2020 (File No. 000-50972))

10.5

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated March 31, 2021 and having a retroactive effective date of March 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 2, 2021 (File No. 000-50972))

10.6	Employment Agreement between Texas Roadhouse Management Corp. and Christopher C. Colson entered into as of March 31, 2021
10.7

Second Amendment to Amended and Restated Credit Agreement dated as of May 4, 2021 by and among Texas Roadhouse, Inc. and the lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 4, 2021 (File No. 000-50972)

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

TEXAS ROADHOUSE, INC.

Date: May 7, 2021	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer and President (principal executive officer)

Date: May 7, 2021	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)