Form 10-Q
period 2021-06-29
Texas Roadhouse, Inc.
filed 2021-08-06
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2021

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

The number of shares of common stock outstanding were 69,830,389 on July 28, 2021.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 29, 2021	December 29, 2020
Assets
Current assets:
Cash and cash equivalents	$483,419	$363,155
Receivables, net of allowance for doubtful accounts of $10 at June 29, 2021 and $11 at December 29, 2020	48,600	98,418
Inventories, net	25,634	22,364
Prepaid income taxes	5,161	4,502
Prepaid expenses and other current assets	18,959	22,212
Total current assets	581,773	510,651
Property and equipment, net of accumulated depreciation of $816,085 at June 29, 2021 and $763,700 at December 29, 2020	1,117,393	1,088,623
Operating lease right-of-use assets, net	547,387	530,625
Goodwill	127,001	127,001
Intangible assets, net of accumulated amortization of $14,731 at June 29, 2021 and $14,341 at December 29, 2020	1,881	2,271
Other assets	73,510	65,990
Total assets	$2,448,945	$2,325,161
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$20,578	$19,271
Current maturities of long-term debt	—	50,000
Accounts payable	89,300	66,977
Deferred revenue-gift cards	177,946	232,812
Accrued wages and payroll taxes	71,837	51,982
Income taxes payable	6,107	2,859
Accrued taxes and licenses	31,976	24,751
Other accrued liabilities	82,064	57,666
Total current liabilities	479,808	506,318
Operating lease liabilities, net of current portion	590,443	572,171
Long-term debt	190,000	190,000
Restricted stock and other deposits	7,490	7,481
Deferred tax liabilities, net	5,753	2,802
Other liabilities	112,768	103,338
Total liabilities	1,386,262	1,382,110
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,830,389 and 69,561,861 shares issued and outstanding at June 29, 2021 and December 29, 2020, respectively)	70	70
Additional paid-in-capital	153,248	145,626
Retained earnings	893,613	781,915
Accumulated other comprehensive loss	(96)	(106)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,046,835	927,505
Noncontrolling interests	15,848	15,546
Total equity	1,062,683	943,051
Total liabilities and equity	$2,448,945	$2,325,161

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Revenue:
Restaurant and other sales	$892,444	$473,090	$1,687,367	$1,120,716
Franchise royalties and fees	6,344	3,335	12,050	8,233
Total revenue	898,788	476,425	1,699,417	1,128,949
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	295,504	164,041	546,986	374,221
Labor	288,147	194,622	546,183	435,701
Rent	14,956	13,251	29,408	26,722
Other operating	135,606	89,348	258,985	193,637
Pre-opening	6,319	4,290	10,587	9,402
Depreciation and amortization	31,650	29,016	62,519	58,070
Impairment and closure, net	17	(440)	521	155
General and administrative	36,861	29,615	73,573	62,569
Total costs and expenses	809,060	523,743	1,528,762	1,160,477
Income (loss) from operations	89,728	(47,318)	170,655	(31,528)
Interest expense, net	975	1,030	2,435	1,099
Equity income (loss) from investments in unconsolidated affiliates	239	(90)	22	(598)
Income (loss) before taxes	$88,992	$(48,438)	$168,242	$(33,225)
Income tax expense (benefit)	11,067	(15,132)	23,887	(17,071)
Net income (loss) including noncontrolling interests	77,925	(33,306)	$144,355	$(16,154)
Less: Net income attributable to noncontrolling interests	2,445	247	4,725	1,370
Net income (loss) attributable to Texas Roadhouse, Inc. and subsidiaries	$75,480	$(33,553)	$139,630	$(17,524)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($7), ($4), ($3) and $9, respectively	22	10	10	(27)
Total comprehensive income (loss)	$75,502	$(33,543)	$139,640	$(17,551)
Net income (loss) per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.08	$(0.48)	$2.00	$(0.25)
Diluted	$1.08	$(0.48)	$1.99	$(0.25)
Weighted average shares outstanding:
Basic	69,790	69,361	69,713	69,391
Diluted	70,161	69,361	70,150	69,391
Cash dividends declared per share	$0.40	$—	$0.40	$0.36

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended June 29, 2021
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, March 30, 2021	69,742,520	$70	$147,604	$846,065	$(118)	$993,621	$16,397	$1,010,018
Net income	—	—	—	75,480	—	75,480	2,445	77,925
Other comprehensive income, net of tax	—	—	—	—	22	22	—	22
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,994)	(2,994)
Dividends declared ($0.40 per share)	—	—	—	(27,932)	—	(27,932)	—	(27,932)
Shares issued under share-based compensation plans including tax effects	128,590	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(40,721)	—	(4,265)	—	—	(4,265)	—	(4,265)
Share-based compensation	—	—	9,909	—	—	9,909	—	9,909
Balance, June 29, 2021	69,830,389	$70	$153,248	$893,613	$(96)	$1,046,835	$15,848	$1,062,683

	For the 13 Weeks Ended June 30, 2020
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, March 31, 2020	69,310,804	$69	$129,796	$766,689	$(262)	$896,292	$14,451	$910,743
Net (loss) income	—	—	—	(33,553)	—	(33,553)	247	(33,306)
Other comprehensive income, net of tax	—	—	—	—	10	10	—	10
Shares issued under share-based compensation plans including tax effects	136,685	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(43,520)	—	(1,971)	—	—	(1,971)	—	(1,971)
Share-based compensation	—	—	7,243	—	—	7,243	—	7,243
Balance, June 30, 2020	69,403,969	$69	$135,068	$733,136	$(252)	$868,021	$14,698	$882,719

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 26 Weeks Ended June 29, 2021
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 29, 2020	69,561,861	$70	$145,626	$781,915	$(106)	$927,505	$15,546	$943,051
Net income	—	—	—	139,630	—	139,630	4,725	144,355
Other comprehensive income, net of tax	—	—	—	—	10	10	—	10
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,423)	(4,423)
Dividends declared ($0.40 per share)	—	—	—	(27,932)	—	(27,932)	—	(27,932)
Shares issued under share-based compensation plans including tax effects	398,508	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(129,980)	—	(12,195)	—	—	(12,195)	—	(12,195)
Share-based compensation	—	—	19,817	—	—	19,817	—	19,817
Balance, June 29, 2021	69,830,389	$70	$153,248	$893,613	$(96)	$1,046,835	$15,848	$1,062,683

	For the 26 Weeks Ended June 30, 2020
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 31, 2019	69,400,252	$69	$140,501	$775,649	$(225)	$915,994	$15,175	$931,169
Net (loss) income	—	—	—	(17,524)	—	(17,524)	1,370	(16,154)
Other comprehensive loss, net of tax	—	—	—	—	(27)	(27)	—	(27)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,847)	(1,847)
Dividends declared ($0.36 per share)	—	—	—	(24,989)	—	(24,989)	—	(24,989)
Shares issued under share-based compensation plans including tax effects	388,477	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(132,351)	—	(7,302)	—	—	(7,302)	—	(7,302)
Repurchase of shares of common stock	(252,409)		(12,621)	—	—	(12,621)	—	(12,621)
Share-based compensation	—	—	14,490	—	—	14,490	—	14,490
Balance, June 30, 2020	69,403,969	$69	$135,068	$733,136	$(252)	$868,021	$14,698	$882,719

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 29, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$144,355	$(16,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,519	58,070
Deferred income taxes	2,948	(10,926)
Loss on disposition of assets	1,072	2,165
Impairment and closure costs	505	89
Equity income (loss) from investments in unconsolidated affiliates	(22)	598
Distributions of income received from investments in unconsolidated affiliates	401	184
Provision for doubtful accounts	(1)	16
Share-based compensation expense	19,817	14,490
Changes in operating working capital:
Receivables	50,143	69,004
Inventories	(3,270)	(2,835)
Prepaid expenses and other current assets	2,782	4,242
Other assets	(7,178)	(2,790)
Accounts payable	21,301	(91)
Deferred revenue—gift cards	(54,866)	(52,896)
Accrued wages and payroll taxes	19,855	(5,810)
Prepaid income taxes and income taxes payable	2,589	(6,524)
Accrued taxes and licenses	7,225	(6,099)
Other accrued liabilities	14,649	2,280
Operating lease right-of-use assets and lease liabilities	2,592	2,257
Other liabilities	9,430	12,575
Net cash provided by operating activities	296,846	61,845
Cash flows from investing activities:
Capital expenditures—property and equipment	(85,068)	(81,833)
Proceeds from sale leaseback transactions	3,285	2,167
Net cash used in investing activities	(81,783)	(79,666)
Cash flows from financing activities:
(Payments on) proceeds from revolving credit facility, net	(50,000)	240,000
Debt issuance costs	(708)	(641)
Distributions to noncontrolling interest holders	(4,423)	(1,847)
Proceeds from (payments on) restricted stock and other deposits, net	459	(165)
Indirect repurchase of shares for minimum tax withholdings	(12,195)	(7,302)
Repurchase of shares of common stock	—	(12,621)
Dividends paid to shareholders	(27,932)	(24,989)
Net cash (used in) provided by financing activities	(94,799)	192,435
Net increase in cash and cash equivalents	120,264	174,614
Cash and cash equivalents—beginning of period	363,155	107,879
Cash and cash equivalents—end of period	$483,419	$282,493
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,078	$1,223
Income taxes paid	$18,351	$388
Capital expenditures included in current liabilities	$25,030	$11,516

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of June 29, 2021 and December 29, 2020 and for the 13 and 26 weeks ended June 29, 2021 and June 30, 2020.

As of June 29, 2021, we owned and operated 548 restaurants and franchised an additional 99 restaurants in 49 states and ten foreign countries. Of the 548 company restaurants that were operating at June 29, 2021, 528 were wholly-owned and 20 were majority-owned. Of the 99 franchise restaurants, 69 were domestic restaurants and 30 were international restaurants.

As of June 30, 2020, we owned and operated 521 restaurants and franchised an additional 96 restaurants in 49 states and ten foreign countries. Of the 521 company restaurants that were operating at June 30, 2020, 501 were wholly-owned and 20 were majority-owned. Of the 96 franchise restaurants, 70 were domestic restaurants and 26 were international restaurants.

As of June 29, 2021 and June 30, 2020, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of June 29, 2021 and June 30, 2020, we owned a 40% equity interest in three and four non-Texas Roadhouse restaurants, respectively, as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) under equity income (loss) from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Operating results for the 13 and 26 weeks ended June 29, 2021 are not necessarily indicative of the results that may be expected for the year ending December 28, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2020.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

Risks and Uncertainties

The Company continues to be subject to risks and uncertainties as a result of the COVID-19 pandemic (the “pandemic”). These include state and local restrictions on restaurants, some of which have limited capacity or seating in the dining rooms while others have allowed To-Go or curbside service only. As of June 29, 2021, nearly all of our domestic company and franchise locations were operating without restriction. As of June 30, 2020, nearly all of our domestic company and franchise restaurants had re-opened their dining rooms under various limited capacity restrictions.

As a result of these restrictions, we developed a hybrid operating model to accommodate our dining room restrictions together with enhanced To-Go. We continue to see increased sales in our To-Go program over pre-pandemic levels, even with dining rooms re-opened and operating with fewer restrictions, which has offset the decrease in dining room traffic. We cannot predict how long we will continue to be impacted by the pandemic, the extent to which our dining rooms will have to close again, or if the increased sales in our To-Go program will continue. The extent to which COVID-19 impacts our business, results of operations, or financial condition will depend on future developments which are outside of our control, including the efficacy and public acceptance of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions on our operations. In addition, significant items subject to estimates and assumptions including the carrying amount of property and equipment, goodwill, and lease related assets could be impacted.

(2) Recent Accounting Pronouncements

Income Taxes

(Accounting Standards Update 2019-12, "ASU 2019-12")

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removed certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for investments. This guidance also simplified aspects of accounting for recognizing deferred taxes for taxable goodwill. We adopted ASU 2019-12 as of the beginning of our 2021 fiscal year. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

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

(3)   Long-term Debt

On May 4, 2021, we entered into an agreement to amend our revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The amended revolving credit facility remains an unsecured, revolving credit agreement and has a borrowing capacity of up to $300.0 million with the option to increase by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. The amendment also extended the maturity date to May 1, 2026.

Prior to the amendment, our original revolving credit facility had a borrowing capacity of up to $200.0 million with the option to increase by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. On May 11, 2020, we amended the original revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million. This amount reduced the additional $200.0 million that was available under the original revolving credit facility.

As of May 4, 2021, before the amendment, we had $190.0 million outstanding on the original revolving credit facility and $50.0 million outstanding on the incremental revolving credit facility. As part of the amendment, the $190.0 million remained outstanding on the amended revolving credit facility and the $50.0 million was repaid.

The terms of the amendment require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR.

As of June 29, 2021, we had $190.0 million outstanding on the amended revolving credit facility and $101.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheet.

As of December 29, 2020, we had $190.0 million outstanding on the original revolving credit facility which is included as long-term debt on our unaudited condensed consolidated balance sheet. In addition, we had $50.0 million outstanding on the incremental revolving credit facility which is included as current maturities of long-term debt on our unaudited condensed consolidated balance sheet.

The weighted-average interest rate for the $190.0 million outstanding as of June 29, 2021 was 0.98%. The weighted-average interest rate for the $240.0 million of combined borrowings as of December 29, 2020 was 1.98%.

The lenders’ obligation to extend credit pursuant to the revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of June 29, 2021.

(4) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks ended		26 weeks ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Restaurant and other sales	$892,444	$473,090	$1,687,367	$1,120,716
Franchise royalties	5,555	2,766	10,528	7,054
Franchise fees	789	569	1,522	1,179
Total revenue	$898,788	$476,425	$1,699,417	$1,128,949

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third-party retailers. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third-party fees consistent with the historic redemption pattern of the associated gift card or on actual redemptions in periods where redemptions do not align with historic redemption patterns. We recognize these amounts as a component of other sales. As of June 29, 2021 and December 29, 2020, our deferred revenue balance related to gift cards was $177.9 million and $232.8 million, respectively. We recognized sales of $28.8 million and $100.2 million for the 13 and 26 weeks ended June 29, 2021, respectively, related to the amount in deferred revenue as of December 29, 2020. We recognized sales of $12.6 million and $86.1 million for the 13 and 26 weeks ended June 30, 2020, respectively, related to the amount in deferred revenue as of December 31, 2019.

(5) Income Taxes

Our effective tax rate was 12.4% and 14.2% for the 13 and 26 weeks ended June 29, 2021, respectively. For these periods we recognized income tax expense using an estimated effective annual tax rate. Our effective tax benefit was 31.2% and 51.4% for the 13 and 26 weeks ended June 30, 2020, respectively. For these periods we recognized income tax benefit using a discrete tax calculation as we were unable to reliably estimate our full year effective income tax rate. This was primarily due to the inability to estimate the increased impact of the FICA tip and Work opportunity tax credits on our effective tax rate as a result of the significant decrease in our pre-tax income. The impact of these credits was the primary driver of the difference between our statutory and effective tax rates for all periods presented. Additionally, the FICA tip and Work opportunity tax credits exceeded our federal tax liability for fiscal year 2020 but we expect to fully utilize these credits in our 2021 tax year.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at June 29, 2021 and December 29, 2020 was $119.3 million and $95.9 million, respectively.

As of June 29, 2021 and December 29, 2020, we were contingently liable for $12.6 million and $13.0 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 29, 2021 and December 29, 2020 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

During the 13 and 26 weeks ended June 29, 2021, we bought most of our beef from three suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Related Party Transactions

As of June 29, 2021 and June 30, 2020, we had three franchise restaurants and two majority-owned company restaurants owned in part by current officers of the Company. These franchise entities paid us fees of $0.5 million and $0.2 million for the 13 weeks ended June 29, 2021 and June 30, 2020, respectively. These franchise entities paid us fees of $0.9 million and $0.4 million for the 26 weeks ended June 29, 2021 and June 30, 2020, respectively.

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

For the 13 and 26 weeks ended June 29, 2021, there were 52,620 and 27,186 weighted-average shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect. For the 13 and 26 weeks ended June 30, 2020, there were 367,968 and 400,291 weighted-average shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect. This included all outstanding restricted stock unit grants as the Company was in a net loss position for both periods.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Net income (loss) attributable to Texas Roadhouse, Inc. and subsidiaries	$75,480	$(33,553)	$139,630	$(17,524)
Basic EPS:
Weighted-average common shares outstanding	69,790	69,361	69,713	69,391
Basic EPS	$1.08	$(0.48)	$2.00	$(0.25)
Diluted EPS:
Weighted-average common shares outstanding	69,790	69,361	69,713	69,391
Dilutive effect of nonvested stock	371	-	437	-
Shares-diluted	70,161	69,361	70,150	69,391
Diluted EPS	$1.08	$(0.48)	$1.99	$(0.25)

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 29, 2021.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 29, 2021	December 29, 2020
Deferred compensation plan—assets	1	$62,948	$55,633
Deferred compensation plan—liabilities	1	$(62,868)	$(55,614)

The Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp. (as amended, the "Deferred Compensation Plan") is a nonqualified deferred compensation plan which allows highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. We report the amounts of the rabbi trust in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total loss
				13 Weeks Ended		26 Weeks Ended
		June 29,	December 29,	June 29,	June 30,	June 29,	June 30,
	Level	2021	2020	2021	2020	2021	2020
Long-lived assets held for sale	3	$1,175	$1,645	$—	$—	$(470)	$—
Goodwill	3	$—	$2,625	$—	$—	$—	$—
Investments in unconsolidated affiliates	3	$1,000	$1,531	$—	$—	$(531)	$(528)

Long-lived assets held for sale include land and building at a site that was relocated. These assets are included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. These assets are valued using a Level 3 input. This resulted in a loss of $0.5 million which is included in impairment and closure, net in our unaudited condensed consolidated statement of income and comprehensive income for the 26 weeks ended June 29, 2021.

 Goodwill includes two restaurants whose carrying values were determined to be in excess of their fair values as part of our most recent annual goodwill impairment assessment in 2020. In determining the fair value, multiple valuation approaches were utilized which considered the historical results and anticipated future trends of operations for these restaurants. We consider this a Level 3 input.

Investments in unconsolidated affiliates include a 40% equity interest in a joint venture in China that was reduced to fair value. This asset is valued using a Level 3 input, i.e., the amount we expect to receive upon the sale of this investment. This resulted in a loss of $0.5 million which is included in equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statement of income and comprehensive income for the 26 weeks ended June 29, 2021.

At June 29, 2021 and December 29, 2020, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At June 29, 2021 and December 29, 2020, the fair value of our revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

(10) Share Based Compensation

On May 13, 2021, our stockholders approved the Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan (the "Plan"). The Plan provides for the granting of various forms of equity awards including options, stock appreciation rights, full value awards, and performance-based awards. This Plan replaced the 2013 Long-Term Incentive Plan and no subsequent awards will be granted under the 2013 Plan.

The Company provides restricted stock units ("RSUs") to employees as a form of share-based compensation. An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. In addition to RSUs, the Company provides performance stock units ("PSUs") to certain executives as a form of share-based compensation. A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement. The following table summarizes the share-based compensation recorded in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Labor expense	$2,495	$2,532	$5,079	$4,920
General and administrative expense	7,414	4,711	14,738	9,570
Total share-based compensation expense	$9,909	$7,243	$19,817	$14,490

We grant PSUs to certain executives which are generally subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  There were no PSUs that vested during the 13 weeks ended June 29, 2021 and June 30, 2020. The total intrinsic value of PSUs vested during the 26 weeks ended June 29, 2021 and June 30, 2020 was $0.4 million and $5.4 million, respectively.

On January 8, 2021, 5,199 shares vested related to the January 2020 PSU grant and were distributed during the 13 weeks ended March 30, 2021. With respect to unvested PSUs, we recognized expense of $1.8 million and $4.1 million during the 13 and 26 weeks ended June 29, 2021, respectively. As of June 29, 2021, with respect to unvested PSUs, there was $3.8 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.5 years.

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

For both of the 13 weeks ended June 29, 2021 and June 30, 2020, we did not repurchase any shares of our common stock. For the 26 weeks ended June 29, 2021, we did not repurchase any shares of our common stock. For the 26 weeks ended June 30, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. On March 17, 2020, we suspended all share repurchase activity. As of June 29, 2021, we had $147.8 million remaining under our authorized stock repurchase program.

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

COVID-19 Impact

The Company continues to be subject to risks and uncertainties as a result of the COVID-19 pandemic (the “pandemic”). These include state and local restrictions on restaurants, some of which have limited capacity or seating in the dining rooms while others have allowed To-Go or curbside service only. As of June 29, 2021, nearly all of our domestic company and franchise locations were operating without restriction. As of June 30, 2020, nearly all of our domestic company and franchise restaurants had re-opened their dining rooms under various limited capacity restrictions.

As a result of these restrictions, we developed a hybrid operating model to accommodate our dining room restrictions together with enhanced To-Go. We continue to see increased sales in our To-Go program over pre-pandemic levels, even with dining rooms re-opened and operating with fewer restrictions, which has offset the decrease in dining room traffic. We cannot predict how long we will continue to be impacted by the pandemic, the extent to which our dining rooms will have to close again, or if the increased sales in our To-Go program will continue. The extent of the impact on our operations will depend on future developments which are outside of our control, including the efficacy and public acceptance of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions on our operations.

In addition, as our dining rooms have returned to operating without restriction, our ability to attract and retain restaurant-level employees has become more challenging. This is due to an increasingly competitive job market in certain parts of the country which has also impacted some of our suppliers. To the extent these challenges continue, we could experience increased labor costs and increased costs to source product and services.

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

The CARES Act also allowed for an Employee Retention Credit for companies severely impacted by the pandemic to encourage the retention of full-time employees. This refundable payroll tax credit was available for any company that had fully or partially suspended operations due to government order or experienced a significant decline in gross receipts and had employees who were paid but did not actually work. The Company provided various forms of relief pay for hourly restaurant employees that qualified for this tax credit. In 2021, we recorded $1.2 million related to this credit which is included in labor expense in our unaudited condensed consolidated statement of income and comprehensive income. Based on the operating status of our restaurants as of June 29, 2021, we currently do not expect to qualify for any further credits going forward.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 647 restaurants in 49 states and ten foreign countries. As of June 29, 2021, our 647 restaurants included:

●	548 "company restaurants," of which 528 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income. Of the 548 restaurants we owned as of June 29, 2021, we operated 511 as Texas Roadhouse restaurants, 34 as Bubba’s 33 restaurants and three as Jaggers restaurants.

●	99 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 24 franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 99 franchise restaurants, 69 were domestic restaurants and 30 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 65 of the 69 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 29, 2021 and June 30, 2020 are referred to as Q2 2021 and Q2 2020, respectively. The 26 weeks ended June 29, 2021 and June 30, 2020 are referred to as 2021 YTD and 2020 YTD, respectively. Fiscal years 2021 and 2020 will be 52 weeks in length, while the quarters for the year will be 13 weeks in length.

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

While our short-term strategies have changed due to the temporary change in our business model due to the pandemic, our long-term strategies remain unchanged. Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing Texas Roadhouse locations at or near the end of the associated lease or as a result of eminent domain which allows us to move to a better site, update them to a current prototypical design, construct a larger building with more seats and greater number of available parking spaces, and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. In addition, at our high volume restaurants, we continue to look for opportunities to increase our dining room capacity by adding on to our existing building and/or to increase our parking capacity by leasing or purchasing property that adjoins our site.

In 2021 YTD, 11 company restaurants, including three Bubba’s 33, were opened. We currently plan to open 26 to 29 company restaurants across all concepts in 2021. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditures accordingly. We currently expect our franchise partners will open as many as five Texas Roadhouse restaurants, primarily international, in 2021.

Our average capital investment for the 18 Texas Roadhouse restaurants opened during 2020, including pre-opening expenses and a capitalized rent factor, was $6.3 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2021 to be approximately $5.4 million. Our average capital investment for the three Bubba’s 33 restaurants opened during 2020, including pre-opening expenses and a capitalized rent factor, was $7.3 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2021 to be approximately $7.1 million. The decrease in investment costs for both concepts is primarily due to higher building and site work costs in 2020 related to construction delays from the pandemic.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries and one U.S. territory. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China, South Korea, Brazil and Puerto Rico. As of June 29, 2021, we had 15 restaurants in five countries in the Middle East, four restaurants open in Taiwan, five in the Philippines, three in South Korea, two in Mexico and one in China for a total of 30 restaurants in ten foreign countries. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

Maintaining and/or Improving Restaurant-Level Profitability. We continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success. This may create a challenge in terms of maintaining and/or increasing restaurant-level profitability (restaurant margin), in any given year, depending on the level of inflation we experience. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations. See further discussion of restaurant margin below. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability. In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats and parking at certain restaurants. In addition, with the increase in To-Go sales in prior years and the significant increase during the pandemic, we have made changes to our building layout to better accommodate higher To-Go volumes at our restaurants.

We also continue to look for ways through various strategic initiatives to drive awareness of our brands and increase sales and profitability. At the onset of the pandemic, we began selling ready-to-grill steaks for customers to prepare at home. While we reduced our store-level offerings around ready-to-grill once our dining rooms began to re-open in mid-2020, based on the success of this program we developed Texas Roadhouse Butcher Shop. This on-line platform allows for the purchase and delivery of similar quality steaks that are available in our restaurants. This platform launched in Q4 2020.

We also further expanded our retail business in 2021 with the introduction of our Margarita Mixer, which was available in Q1 2021, and our canned Margarita Seltzer, which will be available in several flavors, and rolled out in Q2 2021 in test markets. These Texas Roadhouse-branded products are subject to royalty-based license agreements.

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

Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders including the payment of dividends and repurchase of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock which we consistently grew over time. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends on the Company’s common stock, effective with respect to dividends occurring after the quarterly cash dividend of $0.36 paid on March 27, 2020. This was done to preserve cash flow due to the pandemic. On April 28, 2021, our Board of Directors reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock. This payment was distributed on June 4, 2021 to shareholders of record at the close of business on May 19, 2021. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our revolving credit facility, other contractual restrictions, the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program. From inception through June 29, 2021, we have paid $369.0 million through our authorized stock repurchase programs to repurchase 17,722,505 shares of our common stock at an average price per share of $20.82. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. The Company has not yet resumed the repurchase of shares since suspending repurchase activity at the onset of the pandemic but currently expects to resume in the second half of 2021, subject to the same factors set forth regarding the continued payment of dividends. As of June 29, 2021, $147.8 million remains authorized for stock repurchases.

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

Equity Income (Loss) from Unconsolidated Affiliates.   Equity Income (loss) includes our percentage share of net income (loss) earned by unconsolidated affiliates. As of June 29, 2021 and June 30, 2020, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of June 29, 2021 and June 30, 2020, we owned a 40% equity interest in three and four non-Texas Roadhouse restaurants, respectively, as part of a joint venture agreement with a casual dining restaurant operator in China.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

Q2 2021 Financial Highlights

Total revenue increased $422.4 million to $898.8 million in Q2 2021 compared to $476.4 million in Q2 2020 primarily due to an increase in average unit volumes driven by an increase in comparable restaurant sales, along with an increase in store weeks. Store weeks and comparable restaurant sales increased 5.1% and 80.2%, respectively, at company restaurants in Q2 2021. The increase in comparable restaurant sales was primarily due to the re-opening of dining rooms, all of which were open for the entire Q2 2021 period, the continued easing of dining room capacity and seating restrictions, and continued strong To-Go sales.

Restaurant margin dollars increased $146.4 million to $158.2 million in Q2 2021 compared to $11.8 million in Q2 2020. Restaurant margin, as a percentage of restaurant and other sales, increased to 17.7% in Q2 2021 compared to 2.5% in Q2 2020.  The increase in restaurant margin was due to higher sales and the prior year impact of the pandemic, which significantly impacted our entire Q2 2020 period.

Net income increased $109.0 million to $75.5 million in Q2 2021 compared to net loss of $33.6 million in Q2 2020 primarily due to higher restaurant margin dollars partially offset by higher income tax expense. Diluted earnings (loss) per share increased to $1.08 in Q2 2021 from ($0.48) in Q2 2020.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 29, 2021		June 30, 2020		June 29, 2021		June 30, 2020
	$	%	$	%	$	%	$	%

	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	892,444	99.3	473,090	99.3	1,687,367	99.3	1,120,716	99.3
Franchise royalties and fees	6,344	0.7	3,335	0.7	12,050	0.7	8,233	0.7
Total revenue	898,788	100.0	476,425	100.0	1,699,417	100.0	1,128,949	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	295,504	33.1	164,041	34.7	546,986	32.4	374,221	33.4
Labor	288,147	32.3	194,622	41.1	546,183	32.4	435,701	38.9
Rent	14,956	1.7	13,251	2.8	29,408	1.7	26,722	2.4
Other operating	135,606	15.2	89,348	18.9	258,985	15.3	193,637	17.3
(As a percentage of total revenue)
Pre-opening	6,319	0.7	4,290	0.9	10,587	0.6	9,402	0.8
Depreciation and amortization	31,650	3.5	29,016	6.1	62,519	3.7	58,070	5.1
Impairment and closure, net	17	NM	(440)	NM	521	NM	155	NM
General and administrative	36,861	4.1	29,615	6.2	73,573	4.3	62,569	5.5
Total costs and expenses	809,060	90.0	523,743	109.9	1,528,762	90.0	1,160,477	102.8
Income (loss) from operations	89,728	10.0	(47,318)	(9.9)	170,655	10.0	(31,528)	(2.8)
Interest expense, net	975	0.1	1,030	0.2	2,435	0.1	1,099	0.1
Equity income (loss) from investments in unconsolidated affiliates	239	NM	(90)	NM	22	NM	(598)	NM
Income (loss) before taxes	88,992	9.9	(48,438)	(10.2)	168,242	9.9	(33,225)	(2.9)
Income tax expense (benefit)	11,067	1.2	(15,132)	(3.2)	23,887	1.4	(17,071)	(1.5)
Net income (loss) including noncontrolling interests	77,925	8.7	(33,306)	(7.0)	144,355	8.5	(16,154)	(1.4)
Net income attributable to noncontrolling interests	2,445	0.3	247	0.1	4,725	0.3	1,370	0.1
Net income (loss) attributable to Texas Roadhouse, Inc. and subsidiaries	75,480	8.4	(33,553)	(7.0)	139,630	8.2	(17,524)	(1.6)

NM — Not meaningful

	Reconciliation of Income (Loss) from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended		26 Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020

Income (loss) from operations	$89,728	$(47,318)	$170,655	$(31,528)

Less:
Franchise royalties and fees	6,344	3,335	12,050	8,233

Add:
Pre-opening	6,319	4,290	10,587	9,402
Depreciation and amortization	31,650	29,016	62,519	58,070
Impairment and closure, net	17	(440)	521	155
General and administrative	36,861	29,615	73,573	62,569
Restaurant margin	$158,231	$11,828	$305,805	$90,435

Restaurant margin $/store week	$22,333	$1,754	$21,719	$6,717
Restaurant margin (as a percentage of restaurant and other sales)	17.7%	2.5%	18.1%	8.1%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 29, 2020	634	600	31	3
Company openings	11	8	3	—
Company closings	—	—	—	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	2	2	—	—
Franchise closings - International	—	—	—	—
Balance at June 29, 2021	647	610	34	3

	June 29, 2021	June 30, 2020
Company - Texas Roadhouse	511	489
Company - Bubba's 33	34	30
Company - Jaggers	3	2
Franchise - Texas Roadhouse - U.S.	69	70
Franchise - Texas Roadhouse - International	30	26
Total	647	617

Q2 2021 (13 weeks) compared to Q2 2020 (13 weeks) and 2021 YTD (26 weeks) compared to 2020 YTD (26 weeks)

Restaurant and Other Sales.  Restaurant and other sales increased by 88.6% in Q2 2021 compared to Q2 2020 and 50.6% in 2021 YTD compared to 2020 YTD. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2021	Q2 2020	2021 YTD	2020 YTD
Company Restaurants:
Increase in store weeks	5.1%	4.4%	4.6%	4.8%
Increase (decrease) in average unit volume	78.0%	(32.5)%	43.1%	(20.4)%
Other(1)	6.0%	(2.9)%	2.9%	(2.6)%
Total increase (decrease) in restaurant sales	89.1%	(31.0)%	50.6%	(18.2)%
Other sales(2)	(0.5)%	0.1%	0.0%	0.0%
Total increase (decrease) in restaurant and other sales	88.6%	(30.9)%	50.6%	(18.2)%

Store weeks	7,085	6,742	14,080	13,463
Comparable restaurant sales	80.2%	(32.8)%	44.5%	(20.5)%

Texas Roadhouse restaurants only:
Comparable restaurant sales	79.0%	(32.4)%	43.9%	(20.2)%
Average unit volume (in thousands)	$1,664	$935	$3,175	$2,219

Weekly sales by group:
Comparable restaurants (476 and 454 units, respectively)	$128,716	$72,005
Average unit volume restaurants (19 and 20 units, respectively)(3)	$110,459	$69,174
Restaurants less than six months old (16 and 15 units, respectively)	$134,822	$61,781
(1)	Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(2)	Other sales, for Q2 2021, primarily represented $6.4 million related to the amortization of third-party gift card fees net of $2.7 million related to the amortization of gift card breakage income. For Q2 2020, other sales primarily represented $1.7 million related to the amortization of third-party gift card fees net of $1.0 million related to the amortization of gift card breakage income. For 2021 YTD, other sales primarily represented $14.1 million related to amortization of third party gift card fees net of $6.4 million related to the amortization of gift card breakage income. For 2020 YTD, other sales primarily represented $9.5 million related to amortization of third party gift card fees net of $4.7 million related to the amortization of gift card breakage income.
(3)	Average unit volume restaurants include restaurants open a full six and up to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period.

The increase in restaurant sales for Q2 2021 and 2021 YTD is primarily due to an increase in average unit volumes, driven by an increase in comparable restaurant sales, along with an increase in store weeks. The increase in comparable restaurant sales was primarily driven by the re-opening of our dining rooms, the continued easing of dining room capacity and seating restrictions, and continued strong To-Go sales. Comparable restaurant sales increased 80.2% in Q2 2021, which included guest traffic count growth of 58.6% and per person average check growth of 21.6%. Comparable restaurant sales increased 44.5% in YTD 2021, which included guest traffic count growth of 32.0% and per person average check growth of 12.5%.

As of June 29, 2021, nearly all of our company restaurants were operating without restriction. As of June 30, 2020, nearly all of our company restaurants had re-opened their dining rooms under various limited capacity restrictions. To-Go sales as a percentage of restaurant sales were 16.9% and 19.5% for Q2 2021 and 2021 YTD, respectively, compared to 57.1% and 31.3% for Q2 2020 and 2020 YTD. The prior year periods were significantly impacted by the closure of our dining rooms. As of July 2, 2021, all of our company restaurants were operating without restriction.

In addition, in April 2021 and October 2020, we implemented menu price increases of approximately 1.75% and 1.0%, respectively. We expect to take additional pricing in Q4 2021.

In 2021 YTD, we opened 11 company restaurants, including three Bubba's 33 restaurants. As of June 29, 2021, an additional 17 restaurants were under construction. We currently plan to open 26 to 29 company restaurants across all concepts in 2021. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital expenditures accordingly.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $3.0 million, or by 90.2%, in Q2 2021 compared to Q2 2020 and increased $3.8 million, or by 46.4% in 2021 YTD compared to 2020 YTD. The increase was due to higher average unit volumes, driven by comparable restaurant sales increases at domestic stores. Comparable restaurant sales at domestic franchise stores increased 76.5% and 41.1% in Q2 2021 and 2021 YTD, respectively.

We anticipate that our existing franchise partners will open as many as five Texas Roadhouse restaurants, primarily international, in 2021.

Food and Beverage Costs.  Food and beverage costs, as a percentage of restaurant and other sales, decreased to 33.1% in Q2 2021 compared to 34.7% in Q2 2020 and decreased to 32.4% in 2021 YTD compared to 33.4% in 2020 YTD. The decreases were primarily due to the benefit of a higher guest check amount partially offset by commodity inflation. Commodity inflation was approximately 6.5% and 4.4% for Q2 2021 and 2021 YTD, respectively, primarily driven by higher beef costs.

For 2021, we currently expect commodity cost inflation to be approximately 7.0% with fixed price contracts for approximately 50% of our remaining forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses. Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 32.3% in Q2 2021 compared to 41.1% in Q2 2020 and decreased to 32.4% in 2021 YTD compared to 38.9% in 2020 YTD. The decrease in both periods was primarily due to an increase in average unit volumes as well as lapping several items related to 2020 including labor inefficiencies as we converted to our hybrid operating model, and relief payments and increased benefits provided to our hourly employees. In 2021, the benefit of a higher guest check amount and employee retention payroll tax credits of $0.2 million and $1.2 million for Q2 2021 and 2021 YTD, respectively, also contributed to the decrease. These decreases were partially offset by higher wage rates primarily due to labor market pressures along with increases in state-mandated minimum and tipped wage rates.

In Q2 2021 and 2021 YTD, we incurred costs of $1.9 million and $3.4 million, respectively, for relief pay and enhanced benefits for our restaurant-level managers and hourly employees. This compared to $4.7 million and $15.4 million in Q2 2020 and 2020 YTD, respectively, for relief pay and enhanced benefits for our hourly employees.

Health insurance costs were higher in Q2 2021 compared to Q2 2020 primarily due to favorable claims experience in Q2 2020 that resulted in a $1.0 million decrease in claim costs.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.7% in Q2 2021 compared to 2.8% in Q2 2020 and decreased to 1.7% in 2021 YTD compared to 2.4% in 2020 YTD. The decrease was due to the increase in average unit volumes partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 15.2% in Q2 2021 compared to 18.9% in Q2 2020 and decreased to 15.3% in 2021 YTD compared to 17.3% in 2020 YTD. This decrease was primarily due to the increase in average unit volumes and lower To-Go supplies partially offset by an increase in incentive compensation. The lower supplies expense was due to the prior year periods having significantly higher To-Go sales due to the closure of our dining rooms. Higher incentive compensation expense was due to higher restaurant profitability. In addition, due to the significant increase in our average unit volumes, expenses that are largely fixed, including utilities, property taxes, and other outside services decreased as a percentage of restaurant and other sales.

Restaurant Pre-opening Expenses.  Pre-opening expenses increased to $6.3 million in Q2 2021 compared to $4.3 million in Q2 2020 and increased to $10.6 million in 2021 YTD compared to $9.4 million in 2020 YTD. These increases were primarily due to the timing of restaurant openings as well as a slight increase in average pre-opening expenses incurred. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, decreased to 3.5% in Q2 2021 compared to 6.1% in Q2 2020 and decreased to 3.7% in 2021 YTD compared to 5.1% in 2020 YTD. The decrease was primarily due to an increase in average unit volumes partially offset by higher depreciation at new restaurants.

Impairment and Closure Costs, Net. Impairment and closure costs, net was not significant in Q2 2021 compared to ($0.4) million in Q2 2020 and was $0.5 million in 2021 YTD compared to $0.2 million in 2020 YTD. For 2021 YTD, impairment and closure costs, net included the impairment of land and building at a site that was relocated and are currently classified as assets held for sale. For Q2 2020 and 2020 YTD, impairment and closure costs, net includes a gain related to a favorable lease settlement for one underperforming restaurant that was closed in April 2020. In addition, 2020 YTD also includes the impairment of one restaurant that was relocated in February 2020.

General and Administrative Expenses. G&A, as a percentage of total revenue, decreased to 4.1% in Q2 2021 compared to 6.2% in Q2 2020 and decreased to 4.3% in 2021 YTD compared to 5.5% in 2020 YTD. These decreases were primarily driven by an increase in average unit volumes and lower legal settlement expense partially offset by higher incentive and performance-based compensation costs and higher travel costs. Lower legal settlement expense was primarily related to lapping a $1.5 million legal settlement in the prior year. Higher incentive and performance-based compensation costs were due to the increase in profitability.

Interest Expense, Net.  Interest expense, net was $1.0 million in both Q2 2021 and Q2 2020 and was $2.4 million and $1.1 million in 2021 YTD and 2020 YTD, respectively. The increase in interest expense, net in the 2021 YTD period was primarily driven by additional borrowings on our credit facility in March 2020 along with reduced earnings on our cash and cash equivalents.

Equity Income (Loss) from Unconsolidated Affiliates.  Equity income was $0.2 million in Q2 2021 compared to a loss of $0.1 million in Q2 2020 and was not significant in 2021 YTD compared to a loss of $0.6 million in 2020 YTD. The increase in both periods is due to increased profitability from our unconsolidated affiliates offset by impairment charges related to our investment in a foreign joint venture that were recorded in both Q1 2021 and Q1 2020.

Income Tax Expense (Benefit). Our effective tax rate increased to 12.4% in Q2 2021 compared to an effective tax rate benefit of 31.2% in Q2 2020 and increased to 14.2% in 2021 YTD compared to an effective tax rate benefit of 51.4% in 2020 YTD. The increase in both periods was primarily due to the significant increase in pre-tax income. In both periods of 2020, our FICA tip and Work opportunity tax credits exceeded our federal tax liability which resulted in a tax rate benefit.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 29, 2021	June 30, 2020
Net cash provided by operating activities	$296,846	$61,845
Net cash used in investing activities	(81,783)	(79,666)
Net cash (used in) provided by financing activities	(94,799)	192,435
Net increase in cash and cash equivalents	$120,264	$174,614

Net cash provided by operating activities was $296.8 million in 2021 YTD compared to $61.8 million in 2020 YTD. This increase was primarily due to an increase in net income and favorable changes in working capital. Working capital changes include increases in accrued wages and payroll taxes, accounts payable, accrued taxes and licenses and other accrued liabilities. These changes were primarily due to our operations stabilizing compared to the prior year period. This was partially offset by a decrease in accounts receivable which was primarily due to third-party gift card sales.

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

Net cash used in investing activities was $81.8 million in 2021 YTD compared to $79.7 million in 2020 YTD. The increase was due to an increase in capital expenditures, primarily driven by an increase in new company restaurants. This was due to the delay in our development schedule in 2020 due to the pandemic. This increase was partially offset by fewer stores being relocated.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. In addition, as of June 29, 2021, we had developed 148 of the 548 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	2021 YTD	2020 YTD
New company restaurants	$48,282	$31,525
Refurbishment of existing restaurants	29,712	28,077
Relocation of existing restaurants	4,694	14,746
Capital expenditures related to Support Center office	2,380	7,485
Total capital expenditures	$85,068	$81,833

In 2021, we expect our capital expenditures to be approximately $200.0 million and we currently plan to open 26 to 29 restaurants across all concepts. To the extent that state and local guidelines begin to significantly reduce capacity and/or re-close dining rooms, we could pull back on development and reduce capital spend accordingly. As of June 29, 2021, the estimated cost of completing capital project commitments over the next 12 months was approximately $119.3 million. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Net cash used in financing activities was $94.8 million in 2021 YTD compared to net cash provided by financing activities of $192.4 million in 2020 YTD. The decrease is primarily due to the change in borrowings under our revolving credit facility partially offset by share repurchases in Q1 2020.

In 2021 YTD, we refinanced our revolving credit facility and repaid $50.0 million that was previously outstanding. In 2020 YTD, we increased our borrowings by $240.0 million as a precautionary measure in order to bolster our cash position and enhance financial flexibility in response to the pandemic.

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. The Company has not yet resumed the repurchase of shares since suspending repurchase activity at the onset of the pandemic but currently expects to resume in the second half of 2021. As of June 29, 2021, $147.8 million remains authorized for stock repurchases.

On April 28, 2021, our Board of Directors reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock. The payment of this dividend totaling $27.9 million was distributed on June 4, 2021 to shareholders of record at the close of business on May 19, 2021. This was the first dividend since the Board of Directors voted to suspend the payment of quarterly cash dividends at the onset of the pandemic. Prior to this suspension, the last dividend was authorized on February 20, 2020 and was $0.36 per share of common stock. The payment of this dividend totaling $25.0 million was distributed on March 27, 2020 to shareholders of record at the close of business on March 11, 2020.

We paid distributions of $4.4 million to equity holders of 18 of our 20 majority-owned company restaurants in 2021 YTD. We paid distributions of $1.8 million to equity holders of all 20 majority-owned company restaurants in 2020 YTD.

On May 4, 2021, we entered into an agreement to amend our revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The amended revolving credit facility remains an unsecured, revolving credit agreement and has a borrowing capacity of up to $300.0 million with the option to increase by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. The amendment also extended the maturity date to May 1, 2026.

Prior to the amendment, our original revolving credit facility had a borrowing capacity of up to $200.0 million with the option to increase by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. On May 11, 2020, we amended the original revolving credit facility to provide for an incremental revolving credit facility of up to $82.5 million. This amount reduced the additional $200.0 million that was available under the original revolving credit facility.

As of May 4, 2021, before the amendment, we had $190.0 million outstanding on the original revolving credit facility and $50.0 million outstanding on the incremental revolving credit facility. As part of the amendment, the $190.0 million remained outstanding on the amended revolving credit facility and the $50.0 million was repaid.

The terms of the amendment require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio. The amendment also provides an Alternate Base Rate that may be substituted for LIBOR.

As of June 29, 2021, we had $190.0 million outstanding on the amended revolving credit facility and $101.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheet.

As of December 29, 2020, we had $190.0 million outstanding on the original revolving credit facility which is included as long-term debt on our unaudited condensed consolidated balance sheet. In addition, we had $50.0 million outstanding on the incremental revolving credit facility which is included as current maturities of long-term debt on our unaudited condensed consolidated balance sheet.

The weighted-average interest rate for the $190.0 million outstanding as of June 29, 2021 was 0.98%. The weighted-average interest rate for the $240.0 million of combined borrowings as of December 29, 2020 was 1.98%.

The lenders’ obligation to extend credit pursuant to the revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of June 29, 2021.

Guarantees

As of June 29, 2021 and December 29, 2020, we are contingently liable for $12.6 million and $13.0 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 29, 2021 and December 29, 2020 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio. The amended revolving credit facility also provides an Alternate Base Rate that may be substituted for LIBOR. As of June 29, 2021, we had $190.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheet.

The weighted-average interest rate for the $190.0 million outstanding on our revolving credit facility as of June 29, 2021 was 0.98%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 29, 2021.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended June 29, 2021 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2019, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. For the 26 weeks ended June 29, 2021, we did not repurchase any shares of common stock. On March 17, 2020, we suspended all share repurchase activity in order to enhance our financial flexibility as a result of the pandemic. As of June 29, 2021, $147.8 million remains authorized for stock repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated March 31, 2021, with a retroactive effective date of March 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 31, 2021 (File No. 000-50972))

10.2

Employment Agreement between Texas Roadhouse Management Corp. and Christopher C. Colson entered into as of March 31, 2021 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021 (File No. 000-50972))

10.3	Employment Agreement between Texas Roadhouse Management Corp. and Regina A. Tobin entered into as of June 15, 2021, with an effective date of June 30, 2021
10.4	Employment Agreement between Texas Roadhouse Management Corp. and Hernan E. Mujica entered into as of June 15, 2021, with an effective date of June 30, 2021
10.5

Second Amendment to Amended and Restated Credit Agreement dated as of May 4, 2021 by and among Texas Roadhouse, Inc. and the lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 4, 2021 (File No. 000-50972))

10.6

Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2021 (File No. 000-50972))

10.7

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021 (File No. 000-50972))

10.8

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Officers) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021 (File No. 000-50972))

10.9

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Member of Board of Directors) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021 (File No. 000-50972))

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

TEXAS ROADHOUSE, INC.

Date: August 6, 2021	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer and President (principal executive officer)

Date: August 6, 2021	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)