Form 10-Q
period 2021-09-28
Texas Roadhouse, Inc.
filed 2021-11-05
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2021

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

The number of shares of common stock outstanding were 69,645,006 on October 27, 2021.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 28, 2021	December 29, 2020
Assets
Current assets:
Cash and cash equivalents	$436,563	$363,155
Receivables, net of allowance for doubtful accounts of $14 at September 28, 2021 and $11 at December 29, 2020	52,346	98,418
Inventories, net	27,784	22,364
Prepaid income taxes	4,793	4,502
Prepaid expenses and other current assets	16,429	22,212
Total current assets	537,915	510,651
Property and equipment, net of accumulated depreciation of $842,686 at September 28, 2021 and $763,700 at December 29, 2020	1,139,661	1,088,623
Operating lease right-of-use assets, net	558,452	530,625
Goodwill	127,001	127,001
Intangible assets, net of accumulated amortization of $14,911 at September 28, 2021 and $14,341 at December 29, 2020	1,701	2,271
Other assets	77,823	65,990
Total assets	$2,442,553	$2,325,161
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$21,327	$19,271
Current maturities of long-term debt	—	50,000
Accounts payable	80,444	66,977
Deferred revenue-gift cards	160,670	232,812
Accrued wages and payroll taxes	43,862	51,982
Income taxes payable	5,228	2,859
Accrued taxes and licenses	33,451	24,751
Other accrued liabilities	98,872	57,666
Total current liabilities	443,854	506,318
Operating lease liabilities, net of current portion	603,964	572,171
Long-term debt	190,000	190,000
Restricted stock and other deposits	8,023	7,481
Deferred tax liabilities, net	2,370	2,802
Other liabilities	113,735	103,338
Total liabilities	1,361,946	1,382,110
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,735,401 and 69,561,861 shares issued and outstanding at September 28, 2021 and December 29, 2020, respectively)	70	70
Additional paid-in-capital	146,898	145,626
Retained earnings	918,302	781,915
Accumulated other comprehensive loss	(96)	(106)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,065,174	927,505
Noncontrolling interests	15,433	15,546
Total equity	1,080,607	943,051
Total liabilities and equity	$2,442,553	$2,325,161

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Revenue:
Restaurant and other sales	$862,757	$626,429	$2,550,124	$1,747,145
Franchise royalties and fees	6,186	4,756	18,236	12,989
Total revenue	868,943	631,185	2,568,360	1,760,134
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	298,164	201,308	845,150	575,529
Labor	286,593	217,275	832,776	652,976
Rent	15,089	13,723	44,497	40,445
Other operating	127,769	102,978	386,754	296,615
Pre-opening	6,740	4,894	17,327	14,296
Depreciation and amortization	31,627	29,364	94,146	87,434
Impairment and closure, net	29	716	550	871
General and administrative	41,234	25,951	114,807	88,520
Total costs and expenses	807,245	596,209	2,336,007	1,756,686
Income from operations	61,698	34,976	232,353	3,448
Interest expense, net	604	1,502	3,039	2,601
Equity income (loss) from investments in unconsolidated affiliates	266	1	288	(597)
Income before taxes	$61,360	$33,475	$229,602	$250
Income tax expense (benefit)	7,144	3,072	31,031	(13,999)
Net income including noncontrolling interests	54,216	30,403	$198,571	$14,249
Less: Net income attributable to noncontrolling interests	1,610	1,173	6,335	2,543
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$52,606	$29,230	$192,236	$11,706
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0, ($25), ($3) and ($16), respectively	—	74	10	47
Total comprehensive income	$52,606	$29,304	$192,246	$11,753
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.75	$0.42	$2.76	$0.17
Diluted	$0.75	$0.42	$2.74	$0.17
Weighted average shares outstanding:
Basic	69,808	69,446	69,745	69,410
Diluted	70,146	69,898	70,148	69,830
Cash dividends declared per share	$0.40	$—	$0.80	$0.36

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended September 28, 2021
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, June 29, 2021	69,830,389	$70	$153,248	$893,613	$(96)	$1,046,835	$15,848	$1,062,683
Net income	—	—	—	52,606	—	52,606	1,610	54,216
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,025)	(2,025)
Dividends declared ($0.40 per share)	—	—	—	(27,917)	—	(27,917)	—	(27,917)
Shares issued under share-based compensation plans including tax effects	94,971	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(28,925)	—	(2,647)	—	—	(2,647)	—	(2,647)
Repurchase of shares of common stock	(161,034)	—	(14,683)	—	—	(14,683)	—	(14,683)
Share-based compensation	—	—	10,980	—	—	10,980	—	10,980
Balance, September 28, 2021	69,735,401	$70	$146,898	$918,302	$(96)	$1,065,174	$15,433	$1,080,607

	For the 13 Weeks Ended September 29, 2020
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, June 30, 2020	69,403,969	$69	$135,068	$733,136	$(252)	$868,021	$14,698	$882,719
Net income	—	—	—	29,230	—	29,230	1,173	30,403
Other comprehensive income, net of tax	—	—	—	—	74	74	—	74
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(284)	(284)
Shares issued under share-based compensation plans including tax effects	113,453	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(34,900)	—	(1,989)	—	—	(1,989)	—	(1,989)
Share-based compensation	—	—	7,580	—	—	7,580	—	7,580
Balance, September 29, 2020	69,482,522	$69	$140,659	$762,366	$(178)	$902,916	$15,587	$918,503

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 39 Weeks Ended September 28, 2021
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 29, 2020	69,561,861	$70	$145,626	$781,915	$(106)	$927,505	$15,546	$943,051
Net income	—	—	—	192,236	—	192,236	6,335	198,571
Other comprehensive income, net of tax	—	—	—	—	10	10	—	10
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(6,448)	(6,448)
Dividends declared ($0.80 per share)	—	—	—	(55,849)	—	(55,849)	—	(55,849)
Shares issued under share-based compensation plans including tax effects	493,479	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(158,905)	—	(14,842)	—	—	(14,842)	—	(14,842)
Repurchase of shares of common stock	(161,034)	—	(14,683)	—	—	(14,683)	—	(14,683)
Share-based compensation	—	—	30,797	—	—	30,797	—	30,797
Balance, September 28, 2021	69,735,401	$70	$146,898	$918,302	$(96)	$1,065,174	$15,433	$1,080,607

	For the 39 Weeks Ended September 29, 2020
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 31, 2019	69,400,252	$69	$140,501	$775,649	$(225)	$915,994	$15,175	$931,169
Net income	—	—	—	11,706	—	11,706	2,543	14,249
Other comprehensive income, net of tax	—	—	—	—	47	47	—	47
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,131)	(2,131)
Dividends declared ($0.36 per share)	—	—	—	(24,989)	—	(24,989)	—	(24,989)
Shares issued under share-based compensation plans including tax effects	501,930	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(167,251)	—	(9,291)	—	—	(9,291)	—	(9,291)
Repurchase of shares of common stock	(252,409)		(12,621)	—	—	(12,621)	—	(12,621)
Share-based compensation	—	—	22,070	—	—	22,070	—	22,070
Balance, September 29, 2020	69,482,522	$69	$140,659	$762,366	$(178)	$902,916	$15,587	$918,503

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 28, 2021	September 29, 2020
Cash flows from operating activities:
Net income including noncontrolling interests	$198,571	$14,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,146	87,434
Deferred income taxes	(435)	(15,572)
Loss on disposition of assets	2,312	2,107
Impairment and closure costs	512	799
Equity (income) loss from investments in unconsolidated affiliates	(288)	597
Distributions of income received from investments in unconsolidated affiliates	729	205
Provision for doubtful accounts	3	9
Share-based compensation expense	30,797	22,070
Changes in operating working capital:
Receivables	46,395	67,281
Inventories	(5,420)	378
Prepaid expenses and other current assets	5,311	5,045
Other assets	(11,553)	(6,185)
Accounts payable	13,667	(771)
Deferred revenue—gift cards	(72,142)	(62,788)
Accrued wages and payroll taxes	(8,120)	(4,874)
Prepaid income taxes and income taxes payable	2,078	(837)
Accrued taxes and licenses	8,700	(2,144)
Other accrued liabilities	27,252	504
Operating lease right-of-use assets and lease liabilities	5,797	3,519
Other liabilities	10,397	35,009
Net cash provided by operating activities	348,709	146,035
Cash flows from investing activities:
Capital expenditures—property and equipment	(139,001)	(117,521)
Proceeds from sale of property and equipment	—	32
Proceeds from sale leaseback transactions	5,588	2,167
Net cash used in investing activities	(133,413)	(115,322)
Cash flows from financing activities:
(Payments on) proceeds from revolving credit facility, net	(50,000)	240,000
Debt issuance costs	(708)	(641)
Distributions to noncontrolling interest holders	(6,448)	(2,131)
Proceeds from (payments on) restricted stock and other deposits, net	642	(283)
Indirect repurchase of shares for minimum tax withholdings	(14,842)	(9,291)
Repurchase of shares of common stock	(14,683)	(12,621)
Dividends paid to shareholders	(55,849)	(24,989)
Net cash (used in) provided by financing activities	(141,888)	190,044
Net increase in cash and cash equivalents	73,408	220,757
Cash and cash equivalents—beginning of period	363,155	107,879
Cash and cash equivalents—end of period	$436,563	$328,636
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,632	$1,654
Income taxes paid	$29,388	$2,419
Capital expenditures included in current liabilities	$28,363	$12,164

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of September 28, 2021 and December 29, 2020 and for the 13 and 39 weeks ended September 28, 2021 and September 29, 2020.

As of September 28, 2021, we owned and operated 555 restaurants and franchised an additional 99 restaurants in 49 states and ten foreign countries. Of the 555 company restaurants that were operating at September 28, 2021, 535 were wholly-owned and 20 were majority-owned. Of the 99 franchise restaurants, 69 were domestic restaurants and 30 were international restaurants.

As of September 29, 2020, we owned and operated 526 restaurants and franchised an additional 97 restaurants in 49 states and ten foreign countries. Of the 526 company restaurants that were operating at September 29, 2020, 506 were wholly-owned and 20 were majority-owned. Of the 97 franchise restaurants, 70 were domestic restaurants and 27 were international restaurants.

As of September 28, 2021 and September 29, 2020, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of September 28, 2021 and September 29, 2020, we owned a 40% equity interest in two and four non-Texas Roadhouse restaurants, respectively, as part of a joint venture agreement with a casual dining restaurant operator in China. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income (loss) from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Operating results for the 13 and 39 weeks ended September 28, 2021 are not necessarily indicative of the results that may be expected for the year ending December 28, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2020.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

Risks and Uncertainties

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which have limited capacity or seating in the dining rooms while others have allowed to-go or curbside service only. As of September 28, 2021, all of our domestic company and franchise locations were operating without restriction. As of September 29, 2020, nearly all of our domestic company and franchise restaurants were operating their dining rooms under various limited capacity restrictions.

As a result of these restrictions, we developed a hybrid operating model to accommodate our dining room restrictions together with enhanced to-go. We continue to see increased sales in our to-go program over pre-pandemic levels, even with dining rooms operating without restriction. We cannot predict how long we will continue to be impacted by the pandemic, the extent to which our dining rooms will have to close again or otherwise have limited seating, or if the increased sales in our to-go program will continue. The extent to which COVID-19 impacts our business, results of operations, or financial condition will depend on future developments which are outside of our control. This includes the efficacy and public acceptance of vaccination programs or testing mandates in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions or regulations on our operations. In addition, significant items subject to estimates and assumptions including the carrying amount of property and equipment, goodwill, and lease related assets could be impacted.

(2) Recent Accounting Pronouncements

Income Taxes

(Accounting Standards Update 2019-12, "ASU 2019-12")

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removed certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for investments. This guidance also simplified aspects of accounting for recognizing deferred taxes for taxable goodwill. We adopted ASU 2019-12 as of the beginning of our 2021 fiscal year. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

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

As of September 28, 2021, we had $190.0 million outstanding on the amended revolving credit facility and $101.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheet.

As of December 29, 2020, we had $190.0 million outstanding on the original revolving credit facility which is included as long-term debt on our unaudited condensed consolidated balance sheet. In addition, we had $50.0 million outstanding on the incremental revolving credit facility which is included as current maturities of long-term debt on our unaudited condensed consolidated balance sheet.

The weighted-average interest rate for the $190.0 million outstanding as of September 28, 2021 was 0.96%. The weighted-average interest rate for the $240.0 million of combined borrowings as of December 29, 2020 was 1.98%.

The lenders’ obligation to extend credit pursuant to the revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of September 28, 2021.

(4) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks ended		39 weeks ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Restaurant and other sales	$862,757	$626,429	$2,550,124	$1,747,145
Franchise royalties	5,449	4,141	15,977	11,195
Franchise fees	737	615	2,259	1,794
Total revenue	$868,943	$631,185	$2,568,360	$1,760,134

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third party retailers. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third party fees consistent with the historic redemption pattern of the associated gift card or on actual redemptions in periods where redemptions do not align with historic redemption patterns. We recognize these amounts as a component of other sales. As of September 28, 2021 and December 29, 2020, our deferred revenue balance related to gift cards was $160.7 million and $232.8 million, respectively. We recognized sales of $23.2 million and $123.4 million for the 13 and 39 weeks ended September 28, 2021, respectively, related to the amount in deferred revenue as of December 29, 2020. We recognized sales of $15.2 million and $101.3 million for the 13 and 39 weeks ended September 29, 2020, respectively, related to the amount in deferred revenue as of December 31, 2019.

(5) Income Taxes

Our effective tax rate was 11.6% and 13.5% for the 13 and 39 weeks ended September 28, 2021, respectively. For these periods we recognized income tax expense using an estimated effective annual tax rate. Our effective tax rate for the 13 weeks ended September 29, 2020 was 9.2%. For the 39 weeks ended September 29, 2020, due to the impact of tax credits on near break-even pre-tax income, the effective tax rate was not meaningful. For these periods we recognized an income tax benefit using a discrete tax calculation as we were unable to reliably estimate our full year effective income tax rate. This was primarily due to the inability to estimate the increased impact of the FICA tip and Work opportunity tax credits on our effective tax rate as a result of the significant decrease in our pre-tax income. The impact of these credits was the primary driver of the difference between our statutory and effective tax rates for all periods presented. Additionally, the FICA tip and Work opportunity tax credits exceeded our federal tax liability for fiscal year 2020 but we expect to fully utilize these credits in our 2021 tax year.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at September 28, 2021 and December 29, 2020 was $122.6 million and $95.9 million, respectively.

As of September 28, 2021 and December 29, 2020, we were contingently liable for $12.4 million and $13.0 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 28, 2021 and December 29, 2020 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

During the 13 and 39 weeks ended September 28, 2021, we bought most of our beef from three suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Related Party Transactions

As of September 28, 2021 and September 29, 2020, we had three franchise restaurants and two majority-owned company restaurants owned in part by current officers of the Company. These franchise entities paid us fees of $0.3 million and $0.2 million for the 13 weeks ended September 28, 2021 and September 29, 2020, respectively. These franchise entities paid us fees of $0.9 million and $0.6 million for the 39 weeks ended September 28, 2021 and September 29, 2020, respectively.

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

For the 13 and 39 weeks ended September 28, 2021, there were 8,003 and 5,527 weighted-average shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect. For the 13 and 39 weeks ended September 29, 2020, there were 4,570 and 21,957 weighted-average shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$52,606	$29,230	$192,236	$11,706
Basic EPS:
Weighted-average common shares outstanding	69,808	69,446	69,745	69,410
Basic EPS	$0.75	$0.42	$2.76	$0.17
Diluted EPS:
Weighted-average common shares outstanding	69,808	69,446	69,745	69,410
Dilutive effect of nonvested stock	338	452	403	420
Shares-diluted	70,146	69,898	70,148	69,830
Diluted EPS	$0.75	$0.42	$2.74	$0.17

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 28, 2021.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 28, 2021	December 29, 2020
Deferred compensation plan—assets	1	$65,482	$55,633
Deferred compensation plan—liabilities	1	$(65,337)	$(55,614)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total loss
				13 Weeks Ended		39 Weeks Ended
		September 28,	December 29,	September 28,	September 29,	September 28,	September 29,
	Level	2021	2020	2021	2020	2021	2020
Long-lived assets held for sale	3	$—	$1,645	$—	$(432)	$(470)	$(432)
Goodwill	3	$—	$2,625	$—	$—	$—	$—
Investments in unconsolidated affiliates	3	$—	$1,531	$—	$—	$(531)	$(528)

Long-lived assets held for sale include land and building at a site that was relocated and had a carrying amount of $1.2 million as of September 28, 2021. These assets are included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. These assets are valued using a Level 3 input. This resulted in a loss of $0.5 million which is included in impairment and closure, net in our unaudited condensed consolidated statement of income and comprehensive income for the 39 weeks ended September 28, 2021.

 Goodwill includes two restaurants whose carrying amounts were determined to be in excess of their fair values as part of our most recent annual goodwill impairment assessment in 2020 and had a carrying amount of $2.6 million as of September 28, 2021. In determining the fair value, multiple valuation approaches were utilized which considered the historical results and anticipated future trends of operations for these restaurants. We consider this a Level 3 input.

Investments in unconsolidated affiliates include a 40% equity interest in a joint venture in China that had a carrying amount of $1.0 million as of September 28, 2021. This asset is valued using a Level 3 input, or the amount we expect to receive upon the sale of this investment. This resulted in a loss of $0.5 million which is included in equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statement of income and comprehensive income for the 39 weeks ended September 28, 2021.

At September 28, 2021 and December 29, 2020, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At September 28, 2021 and December 29, 2020, the fair value of our revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

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

	13 Weeks Ended		39 Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Labor expense	$2,662	$2,480	$7,741	$7,400
General and administrative expense	8,318	5,100	23,056	14,670
Total share-based compensation expense	$10,980	$7,580	$30,797	$22,070

We grant PSUs to certain executives which are generally subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period.  Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period.  For each grant, PSUs vest after meeting the performance and service conditions.  There were no PSUs that vested during the 13 weeks ended September 28, 2021 and September 29, 2020. The total intrinsic value of PSUs vested during the 39 weeks ended September 28, 2021 and September 29, 2020 was $0.4 million and $5.4 million, respectively.

On January 8, 2021, 5,199 shares vested related to the January 2020 PSU grant and were distributed during the 13 weeks ended March 30, 2021. With respect to unvested PSUs, we recognized expense of $1.8 million and $5.9 million during the 13 and 39 weeks ended September 28, 2021, respectively. As of September 28, 2021, with respect to unvested PSUs, there was $2.0 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.3 years.

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

For both the 13 and 39 week periods ended September 28, 2021, we paid $14.7 million to repurchase 161,034 shares of our common stock. For the 13 weeks ended September 29, 2020, we did not repurchase any shares of our common stock. For the 39 weeks ended September 29, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. As of September 28, 2021, we had $133.1 million remaining under our authorized stock repurchase program.

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

COVID-19 Impact

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which have limited capacity or seating in the dining rooms while others have allowed to-go or curbside service only. As of September 28, 2021, all of our domestic company and franchise locations were operating without restriction. As of September 29, 2020, nearly all of our domestic company and franchise restaurants were operating their dining rooms under various limited capacity restrictions.

As a result of these restrictions, we developed a hybrid operating model to accommodate our dining room restrictions together with enhanced to-go. We continue to see increased sales in our to-go program over pre-pandemic levels, even with dining rooms operating without restriction. We cannot predict how long we will continue to be impacted by the pandemic, the extent to which our dining rooms will have to close again or otherwise have limited seating, or if the increased sales in our to-go program will continue. The extent to which COVID-19 impacts our business, results of operations, or financial condition will depend on future developments which are outside of our control. This includes the efficacy and public acceptance of vaccination programs or testing mandates in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions or regulations on our operations.

As a result of the significant increase in sales, the lingering impact of the pandemic, and other supply constraints, we have experienced and expect to continue to experience commodity cost inflation and certain food and supply shortages.  The commodity cost inflation, which primarily relates to beef, is due to increased costs incurred by our vendors related to higher labor, transportation, packaging, and raw materials costs.  To date, we have been able to properly manage any food or supply shortages but have experienced increased costs.  If our vendors are unable to fulfill their obligations under their contracts, we may encounter further shortages and/or higher costs to secure adequate supply and a possible loss of sales, any of which would harm our business.

In addition, as our dining rooms have returned to operating without restriction, our ability to attract and retain restaurant-level employees has become more challenging. This is due to an increasingly competitive job market throughout the country. To the extent these challenges persist, we could continue to experience increased labor costs.

As a result of the pandemic, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed in 2020 to benefit companies that were significantly impacted by the pandemic. This legislation allowed for the deferral of the social security portion of the employer portion of FICA payroll taxes from the date of enactment through the end of 2020. In total, we deferred $47.3 million in payroll taxes, of which $24.3 million was repaid in Q3 2021 and $23.0 million is required to be repaid at the end of 2022. The amount due in 2022 is included in other liabilities in our unaudited condensed consolidated balance sheets.

The CARES Act also allowed for an Employee Retention Credit for companies severely impacted by the pandemic to encourage the retention of full-time employees. This refundable payroll tax credit was available for any company that had fully or partially suspended operations due to government order or experienced a significant decline in gross receipts and had employees who were paid but did not actually work. The Company provided various forms of relief pay for hourly restaurant employees that qualified for this tax credit. For the 39 weeks ended September 28, 2021 and September 29, 2020, we recorded $1.2 million and $4.5 million, respectively, related to this credit which is included in labor expense in our unaudited condensed consolidated statement of income and comprehensive income. Based on the operating status of our restaurants as of September 28, 2021, we currently do not expect to qualify for any further credits going forward.

OVERVIEW

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 654 restaurants in 49 states and ten foreign countries. As of September 28, 2021, our 654 restaurants included:

●	555 "company restaurants," of which 535 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income. Of the 555 restaurants we owned as of September 28, 2021, we operated 517 as Texas Roadhouse restaurants, 35 as Bubba’s 33 restaurants and three as Jaggers restaurants.

●	99 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 24 franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 99 franchise restaurants, 69 were domestic restaurants and 30 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 65 of the 69 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 28, 2021 and September 29, 2020 are referred to as Q3 2021 and Q3 2020, respectively. The 39 weeks ended September 28, 2021 and September 29, 2020 are referred to as 2021 YTD and 2020 YTD, respectively. Fiscal years 2021 and 2020 will be 52 weeks in length, while the quarters for the year will be 13 weeks in length.

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing Texas Roadhouse locations at or near the end of the associated lease or as a result of eminent domain which allows us to move to a better site, update them to a current prototypical design, construct a larger building with more seats and greater number of available parking spaces, and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. At our high volume restaurants, we continue to look for opportunities to increase our dining room capacity by adding on to our existing building and/or to increase our parking capacity by leasing or purchasing property that adjoins our site. In addition, we continue to pursue opportunities to acquire domestic franchise locations to expand our company restaurant base.

In 2021 YTD, 18 company restaurants, including four Bubba’s 33, were opened. We currently plan to open 26 to 29 company restaurants across all concepts in 2021. We currently expect our franchise partners will open as many as four Texas Roadhouse restaurants, primarily international, in 2021.

Our average capital investment for the 18 Texas Roadhouse restaurants opened during 2020, including pre-opening expenses and a capitalized rent factor, was $6.3 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2021 to be approximately $5.6 million. Our average capital investment for the three Bubba’s 33 restaurants opened during 2020, including pre-opening expenses and a capitalized rent factor, was $7.3 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2021 to be approximately $7.2 million. The decrease in investment costs for both concepts is primarily due to higher building and site work costs in 2020 related to construction delays from the pandemic.

We remain focused on driving sales and managing restaurant investment costs to maintain our restaurant development in the future. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of required site work, geographical location, cost of materials, type of construction labor, local permitting requirements, hook-up fees, our ability to negotiate with landlords, and cost of liquor and other licenses.

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries and one U.S. territory. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China, South Korea, Brazil and Puerto Rico. As of September 28, 2021, we had 15 restaurants in five countries in the Middle East, five restaurants open in the Philippines, four in Taiwan, three in South Korea, two in Mexico and one in China for a total of 30 restaurants in ten foreign countries. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

In Q3 2021, we entered into our first area development agreement for Jaggers, our fast-casual concept. This agreement allows for the development and operation of ten restaurants in specific territories in Texas and Oklahoma. As part of this agreement, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named territories.

Maintaining and/or Improving Restaurant-Level Profitability. We continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success. This may create a challenge in terms of maintaining and/or increasing restaurant-level profitability (restaurant margin), in any given year, depending on the level of inflation we experience. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations. See further discussion of restaurant margin below. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability. In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats and parking at certain restaurants. In addition, with the increase in to-go sales in prior years and the significant increase during the pandemic, we have made changes to our building layout to better accommodate higher to-go volumes at our restaurants. We have also made investments in technology to allow for a better guest experience.

We also continue to look for ways through various strategic initiatives to drive awareness of our brands and increase sales and profitability. At the onset of the pandemic, we began selling ready-to-grill steaks for customers to prepare at home. While we reduced our store-level offerings around ready-to-grill once our dining rooms began to re-open in mid-2020, based on the success of this program we developed Texas Roadhouse Butcher Shop. This on-line retail store allows for the purchase and delivery of quality steaks that are available in our restaurants. This non-royalty-based product launched in Q4 2020.

We also further expanded our retail business in 2021 with the introduction of our non-alcoholic Margarita Mixer, which was available in Q1 2021, and our canned cocktail Margarita Seltzer, which rolled out in Q2 2021 in test markets. These Texas Roadhouse-branded products are subject to royalty-based license agreements.

Leveraging Our Scalable Infrastructure.   To support our growth, we have made investments in our infrastructure over the past several years, including information and accounting systems, real estate, human resources, legal, marketing, international and restaurant operations, including the development of new strategic initiatives. Whether we are able to leverage our infrastructure in future years by growing our general and administrative costs at a slower rate than our revenue will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

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

In 2008, our Board of Directors approved our first stock repurchase program. From inception through September 28, 2021, we have paid $383.7 million through our authorized stock repurchase programs to repurchase 17,883,539 shares of our common stock at an average price per share of $21.46. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. The Company suspended all share repurchase activity on March 17, 2020 in order to preserve cash flow due to the pandemic. On August 2, 2021, the Company resumed the repurchase of shares and in Q3 2021 paid $14.7 million to repurchase 161,034 shares of common stock. As of September 28, 2021, $133.1 million remains authorized for stock repurchases. The repurchase of common stock in future periods is subject to the same factors set forth regarding the continued payment of dividends.

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

Equity Income (Loss) from Unconsolidated Affiliates.   Equity income (loss) includes our percentage share of net income (loss) earned by unconsolidated affiliates. As of September 28, 2021 and September 29, 2020, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of September 28, 2021 and September 29, 2020, we owned a 40% equity interest in two and four non-Texas Roadhouse restaurants, respectively, as part of a joint venture agreement with a casual dining restaurant operator in China.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

Q3 2021 Financial Highlights

Total revenue increased $237.8 million to $868.9 million in Q3 2021 compared to $631.2 million in Q3 2020 primarily due to an increase in average unit volumes driven by an increase in comparable restaurant sales, along with an increase in store weeks. Store weeks and comparable restaurant sales increased 5.2% and 30.2%, respectively, at company restaurants in Q3 2021. The increase in comparable restaurant sales was primarily due to all company restaurants operating without restriction for the entire Q3 2021 period and continued strong to-go sales.

Restaurant margin dollars increased $44.0 million to $135.1 million in Q3 2021 compared to $91.1 million in Q3 2020. Restaurant margin, as a percentage of restaurant and other sales, increased to 15.7% in Q3 2021 compared to 14.5% in Q3 2020.  The increase in restaurant margin was due to higher sales partially offset by commodity inflation.

Net income increased $23.4 million to $52.6 million in Q3 2021 compared to $29.2 million in Q3 2020 primarily due to higher restaurant margin dollars partially offset by higher general and administrative expense. Diluted earnings per share increased to $0.75 in Q3 2021 from $0.42 in Q3 2020.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 28, 2021		September 29, 2020		September 28, 2021		September 29, 2020
	$	%	$	%	$	%	$	%

	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	862,757	99.3	626,429	99.2	2,550,124	99.3	1,747,145	99.3
Franchise royalties and fees	6,186	0.7	4,756	0.8	18,236	0.7	12,989	0.7
Total revenue	868,943	100.0	631,185	100.0	2,568,360	100.0	1,760,134	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	298,164	34.6	201,308	32.1	845,150	33.1	575,529	32.9
Labor	286,593	33.2	217,275	34.7	832,776	32.7	652,976	37.4
Rent	15,089	1.7	13,723	2.2	44,497	1.7	40,445	2.3
Other operating	127,769	14.8	102,978	16.4	386,754	15.2	296,615	17.0
(As a percentage of total revenue)
Pre-opening	6,740	0.8	4,894	0.8	17,327	0.7	14,296	0.8
Depreciation and amortization	31,627	3.6	29,364	4.7	94,146	3.7	87,434	5.0
Impairment and closure, net	29	NM	716	NM	550	NM	871	NM
General and administrative	41,234	4.7	25,951	4.1	114,807	4.5	88,520	5.0
Total costs and expenses	807,245	92.9	596,209	94.5	2,336,007	91.0	1,756,686	99.8
Income from operations	61,698	7.1	34,976	5.5	232,353	9.0	3,448	0.2
Interest expense, net	604	0.1	1,502	0.2	3,039	0.1	2,601	0.1
Equity income (loss) from investments in unconsolidated affiliates	266	NM	1	NM	288	NM	(597)	NM
Income before taxes	61,360	7.1	33,475	5.3	229,602	8.9	250	0.0
Income tax expense (benefit)	7,144	0.8	3,072	0.5	31,031	1.2	(13,999)	(0.8)
Net income including noncontrolling interests	54,216	6.2	30,403	4.8	198,571	7.7	14,249	0.8
Net income attributable to noncontrolling interests	1,610	0.2	1,173	0.2	6,335	0.2	2,543	0.1
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	52,606	6.1	29,230	4.6	192,236	7.5	11,706	0.7

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended		39 Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020

Income from operations	$61,698	$34,976	$232,353	$3,448

Less:
Franchise royalties and fees	6,186	4,756	18,236	12,989

Add:
Pre-opening	6,740	4,894	17,327	14,296
Depreciation and amortization	31,627	29,364	94,146	87,434
Impairment and closure, net	29	716	550	871
General and administrative	41,234	25,951	114,807	88,520
Restaurant margin	$135,142	$91,145	$440,947	$181,580

Restaurant margin $/store week	$18,865	$13,384	$20,757	$8,956
Restaurant margin (as a percentage of restaurant and other sales)	15.7%	14.5%	17.3%	10.4%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 29, 2020	634	600	31	3
Company openings	18	14	4	—
Company closings	—	—	—	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	2	2	—	—
Franchise closings - International	—	—	—	—
Balance at September 28, 2021	654	616	35	3

	September 28, 2021	September 29, 2020
Company - Texas Roadhouse	517	493
Company - Bubba's 33	35	31
Company - Jaggers	3	2
Franchise - Texas Roadhouse - U.S.	69	70
Franchise - Texas Roadhouse - International	30	27
Total	654	623

Q3 2021 (13 weeks) compared to Q3 2020 (13 weeks) and 2021 YTD (39 weeks) compared to 2020 YTD (39 weeks)

Restaurant and Other Sales.  Restaurant and other sales increased by 37.7% in Q3 2021 compared to Q3 2020 and 46.0% in 2021 YTD compared to 2020 YTD. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2021	Q3 2020	2021 YTD	2020 YTD
Company Restaurants:
Increase in store weeks	5.2%	4.6%	4.8%	4.7%
Increase (decrease) in average unit volume	30.5%	(7.0)%	38.4%	(16.0)%
Other(1)	1.3%	(0.6)%	2.5%	(2.0)%
Total increase (decrease) in restaurant sales	37.0%	(3.0)%	45.7%	(13.3)%
Other sales	0.7%	0.1%	0.3%	0.0%
Total increase (decrease) in restaurant and other sales	37.7%	(2.9)%	46.0%	(13.3)%

Store weeks	7,164	6,810	21,244	20,274
Comparable restaurant sales	30.2%	(6.3)%	39.5%	(16.0)%

Texas Roadhouse restaurants only:
Comparable restaurant sales	30.6%	(6.5)%	39.2%	(15.8)%
Average unit volume (in thousands)	$1,580	$1,211	$4,756	$3,435

Weekly sales by group:
Comparable restaurants (485 and 464 units, respectively)	$121,633	$93,659
Average unit volume restaurants (18 and 19 units, respectively)(2)	$118,703	$80,556
Restaurants less than six months old (14 and 10 units, respectively)	$128,001	$93,616
(1)	Includes the impact of the year-over-year change in sales volume of all non-Texas Roadhouse restaurants, along with Texas Roadhouse restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(2)	Average unit volume restaurants include restaurants open a full six and up to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period.

The increase in restaurant sales for Q3 2021 and 2021 YTD is primarily due to an increase in average unit volumes, driven by an increase in comparable restaurant sales, along with an increase in store weeks. The increase in comparable restaurant sales was primarily driven by the re-opening of our dining rooms, the continued easing of dining room capacity and seating restrictions throughout 2021, and continued strong to-go sales. Comparable restaurant sales increased 30.2% in Q3 2021, which included guest traffic count growth of 23.6% and per person average check growth of 6.6%. Comparable restaurant sales increased 39.5% in YTD 2021, which included guest traffic count growth of 29.1% and per person average check growth of 10.4%.

As of September 28, 2021, all of our company restaurants were operating without capacity restrictions and had done so for the entire Q3 2021 period. As of September 29, 2020, nearly all of our company restaurants had re-opened their dining rooms under various limited capacity restrictions. To-go sales as a percentage of restaurant sales were 15.1% and 18.0% for Q3 2021 and 2021 YTD, respectively, compared to 23.3% and 28.5% for Q3 2020 and 2020 YTD. The prior year periods were significantly impacted by the closure of our dining rooms.

Comparable restaurant sales include the benefit of menu price increases of approximately 1.75% and 1.0%, implemented in April 2021 and October 2020, respectively. In addition, we implemented a menu price increase of 4.2% in October 2021.

In 2021 YTD, we opened 18 company restaurants, including four Bubba's 33 restaurants. As of September 28, 2021, an additional 15 restaurants were under construction. We currently plan to open 26 to 29 company restaurants across all concepts in 2021.

In 2022, we plan to open 25 to 30 Texas Roadhouse and Bubba’s 33 company restaurants. In total, we expect store week growth of 5% to 6% from 2021, excluding the impact of potential franchise acquisitions.

Other sales primarily represent the net impact of the amortization of third party gift card fees and gift card breakage income. The net impact was $2.1 million and ($1.6) million for Q3 2021 and Q3 2020, respectively, and ($5.6) million and ($6.3) million for 2021 YTD and 2020 YTD, respectively. The increase in both periods was primarily related to a favorable adjustment of $4.8 million recorded in Q3 2021. This adjustment primarily related to a shift in our historic redemption pattern which indicated that the percentage of gift cards sold that are not expected to be redeemed had shifted from 4.0% to 4.5%. As a result, we adjusted the breakage recognized for all gift cards that had not been fully amortized. The impact of this adjustment was offset by increased amortization of third party fees due to the increase in sales through our third party gift card program.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $1.4 million, or by 30.1%, in Q3 2021 compared to Q3 2020 and increased $5.2 million, or by 40.4% in 2021 YTD compared to 2020 YTD. The increase was due to higher average unit volumes, driven by comparable restaurant sales increases at domestic stores. Comparable restaurant sales at domestic franchise stores increased 33.5% and 38.5% in Q3 2021 and 2021 YTD, respectively.

We anticipate that our existing franchise partners will open as many as four restaurants, primarily international, in 2021, and as many as five restaurants in 2022.

Food and Beverage Costs.  Food and beverage costs, as a percentage of restaurant and other sales, increased to 34.6% in Q3 2021 compared to 32.1% in Q3 2020 and increased to 33.1% in 2021 YTD compared to 32.9% in 2020 YTD. The increases were primarily due to commodity inflation partially offset by the benefit of a higher guest check. Commodity inflation was 13.9% and 7.4% for Q3 2021 and 2021 YTD, respectively, primarily driven by higher beef costs.

For 2021, we currently expect commodity cost inflation to be approximately 10% with prices locked for approximately 70% of our remaining forecasted costs and the remainder subject to floating market prices. For 2022, we currently expect commodity cost inflation in the high teens in the first half of the year with prices locked for approximately 30% of our forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses. Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 33.2% in Q3 2021 compared to 34.7% in Q3 2020 and decreased to 32.7% in 2021 YTD compared to 37.4% in 2020 YTD. The decrease was primarily due to an increase in average unit volumes as well as several items related to 2020 including labor inefficiencies as we converted to our hybrid operating model, relief payments and increased benefits provided to our hourly employees. In 2021, the benefit of a higher guest check amount also contributed to the decrease. These decreases were partially offset by higher wage rates primarily due to labor market pressures along with increases in state-mandated minimum and tipped wage rates, the impact of employee retention payroll tax credits in the prior year, and an increase in workers’ compensation expense.

In Q3 2021 and 2021 YTD, we incurred costs of $0.3 million and $3.7 million, respectively, for relief pay and enhanced benefits for our restaurant-level managers and hourly employees. This compared to $1.8 million and $17.2 million in Q3 2020 and 2020 YTD, respectively, for relief pay and enhanced benefits for our hourly employees.

In Q3 2020, we recognized employee retention payroll tax credits of $4.5 million related to the relief pay for our hourly employees that was paid during the first half of 2020. No employee retention payroll tax credits were recognized in Q3 2021 as we no longer qualify for these credits. In 2021 YTD, we recognized employee retention payroll tax credits of $1.2 million.

The increase in workers’ compensation expense was due to changes in our claims development history included in our quarterly actuarial reserve estimate that resulted in an unfavorable adjustment of $1.1 million in Q3 2021. This compared to a favorable adjustment of $1.8 million in Q3 2020.

In 2022, we anticipate our labor costs will continue to be pressured by wage and other inflation of approximately 6% driven by labor market pressures, increases in state-mandated minimum and tipped wage rates, and increased investment in our people.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.7% in Q3 2021 compared to 2.2% in Q3 2020 and decreased to 1.7% in 2021 YTD compared to 2.3% in 2020 YTD. The decrease was due to the increase in average unit volumes partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.8% in Q3 2021 compared to 16.4% in Q3 2020 and decreased to 15.2% in 2021 YTD compared to 17.0% in 2020 YTD. The decrease was primarily due to the increase in average unit volumes, lower to-go supplies, and lower general liability insurance expense. The lower supplies expense was due to the prior year periods having significantly higher to-go sales due to the closure of our dining rooms. The decrease in general liability insurance expense was due to changes in our claims development history included in our quarterly actuarial reserve estimate that resulted in a favorable adjustment of $3.2 million in Q3 2021. This compared to an unfavorable adjustment of $1.4 million in Q3 2020. In addition, due to the significant increase in our average unit volumes, expenses that are largely fixed, including utilities, property taxes, and other outside services decreased as a percentage of restaurant and other sales.

Pre-opening Expenses.  Pre-opening expenses increased to $6.7 million in Q3 2021 compared to $4.9 million in Q3 2020 and increased to $17.3 million in 2021 YTD compared to $14.3 million in 2020 YTD. The increase was primarily due to the timing and number of restaurant openings as well as a slight increase in average pre-opening expenses incurred. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, decreased to 3.6% in Q3 2021 compared to 4.7% in Q3 2020 and decreased to 3.7% in 2021 YTD compared to 5.0% in 2020 YTD. The decrease was primarily due to an increase in average unit volumes partially offset by higher depreciation at new restaurants.

Impairment and Closure Costs, Net. Impairment and closure costs, net was not significant in Q3 2021 compared to $0.7 million in Q3 2020 and was $0.6 million in 2021 YTD compared to $0.9 million in 2020 YTD. For 2021 and 2020 YTD, impairment and closure costs, net included the impairment of land and building at a site that was relocated and is currently classified as assets held for sale. For 2020 YTD, impairment and closure costs, net also includes the impairment of the operating lease right-of-use assets for one restaurant that was relocated.

General and Administrative Expenses. G&A, as a percentage of total revenue, increased to 4.7% in Q3 2021 compared to 4.1% in Q3 2020 and decreased to 4.5% in 2021 YTD compared to 5.0% in 2020 YTD. The increase in Q3 2021 was primarily due to higher incentive and performance-based compensation costs, the prior year favorable impact of the sale of a legal claim for $3.0 million, higher managing partner conference costs, and higher travel costs. These increases were partially offset by an increase in average unit volumes. Higher incentive and performance-based compensation costs were due to the increase in profitability. In Q3 2021, we incurred costs of $2.9 million for our annual managing partner conference which was not held in 2020. The decrease in 2021 YTD was primarily due to the increase in average unit volumes partially offset by higher incentive and performance-based compensation costs, lapping the prior year impact of the sale of a legal claim, and higher managing partner conference costs.

Interest Expense, Net.  Interest expense, net was $0.6 million and $1.5 million in Q3 2021 and Q3 2020, respectively, and was $3.0 million and $2.6 million in 2021 YTD and 2020 YTD, respectively. The decrease in interest expense, net in Q3 2021 was primarily due to lower interest rates and the repayment of our incremental revolving credit facility in Q2 2021. The increase in interest expense, net in the 2021 YTD period was primarily driven by additional borrowings on our credit facility in March 2020 along with reduced earnings on our cash and cash equivalents.

Equity Income (Loss) from Unconsolidated Affiliates.  Equity income was $0.3 million in Q3 2021 and was not significant in Q3 2020. Equity income was $0.3 million in 2021 YTD compared to an equity loss of $0.6 million in 2020 YTD. The increase in both periods is due to increased profitability from our unconsolidated affiliates. For the YTD periods these increases were offset by impairment charges related to our investment in a foreign joint venture that were recorded in both Q1 2021 and Q1 2020.

Income Tax Expense (Benefit). Our effective tax rate increased to 11.6% in Q3 2021 compared to 9.2% in Q3 2020. Our effective tax rate was 13.5% in 2021 YTD and the 2020 YTD effective tax rate was not meaningful due to the impact of tax credits on near break-even pre-tax income. The increase in both periods was primarily due to the significant increase in pre-tax income. In 2020 YTD, our FICA tip and Work opportunity tax credits exceeded our federal tax liability which resulted in a tax rate benefit. For 2022, we expect our effective tax rate to be approximately 15%, excluding the impact of any legislative changes enacted.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 28, 2021	September 29, 2020
Net cash provided by operating activities	$348,709	$146,035
Net cash used in investing activities	(133,413)	(115,322)
Net cash (used in) provided by financing activities	(141,888)	190,044
Net increase in cash and cash equivalents	$73,408	$220,757

Net cash provided by operating activities was $348.7 million in 2021 YTD compared to $146.0 million in 2020 YTD. This increase was primarily due to an increase in net income and an increase in deferred income taxes. These changes were primarily due to our operations stabilizing compared to the prior year period. These increases were partially offset by our working capital being negatively impacted by the remittance of our deferred payroll tax liability of $24.3 million related to the CARES Act.

Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital, if necessary. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $133.4 million in 2021 YTD compared to $115.3 million in 2020 YTD. The increase was due to an increase in capital expenditures, primarily driven by an increase in new company restaurants and an increase in refurbishments of existing restaurants. This was due to the delay in our development schedule in 2020 due to the pandemic. This increase was partially offset by fewer expenditures related to relocation sites.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of September 28, 2021, we had developed 148 of the 555 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	2021 YTD	2020 YTD
New company restaurants	$79,200	$55,081
Refurbishment or expansion of existing restaurants	50,154	37,222
Relocation of existing restaurants	5,880	17,381
Capital expenditures related to Support Center office	3,767	7,837
Total capital expenditures	$139,001	$117,521

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2021, we expect our capital expenditures to be approximately $200.0 million and we currently plan to open 26 to 29 restaurants across all concepts. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended credit facility. For 2021, net cash provided by operating activities will exceed capital expenditures, which we plan to use, along with cash on hand, to pay dividends and repurchase common stock.

As of September 28, 2021, the estimated cost of completing capital project commitments over the next 12 months was approximately $122.6 million. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Net cash used in financing activities was $141.9 million in 2021 YTD compared to net cash provided by financing activities of $190.0 million in 2020 YTD. The decrease is primarily due to the change in borrowings under our revolving credit facility and an increase in dividends paid due to the reinstatement of our quarterly dividend payment.

In 2021 YTD, we refinanced our revolving credit facility and repaid $50.0 million that was previously outstanding. In 2020 YTD, we increased our borrowings by $240.0 million as a precautionary measure in order to bolster our cash position and enhance financial flexibility in response to the pandemic.

On April 28, 2021, our Board of Directors reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock which was distributed on June 4, 2021. This was the first dividend since the Board of Directors voted to suspend the payment of quarterly cash dividends at the onset of the pandemic. On August 12, 2021, our Board of Directors authorized the payment of a quarterly cash dividend of $0.40 per share of common stock which was distributed on September 24, 2021. The payment of these dividends totaled $55.8 million in 2021 YTD. Prior to this suspension, the last dividend was authorized on February 20, 2020 and was $0.36 per share of common stock. The payment of this dividend totaling $25.0 million was distributed on March 27, 2020.

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. On August 2, 2021, the Company resumed the share repurchase program. During 2021 YTD, we paid $14.7 million to repurchase 161,034 shares of our common stock. As of September 28, 2021, $133.1 million remains authorized for stock repurchases.

We paid distributions of $6.4 million to equity holders of 19 of our 20 majority-owned company restaurants in 2021 YTD. We paid distributions of $2.1 million to equity holders of all 20 majority-owned company restaurants in 2020 YTD.

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

As of September 28, 2021, we had $190.0 million outstanding on the amended revolving credit facility and $101.8 million of availability, net of $8.2 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheet.

As of December 29, 2020, we had $190.0 million outstanding on the original revolving credit facility which is included as long-term debt on our unaudited condensed consolidated balance sheet. In addition, we had $50.0 million outstanding on the incremental revolving credit facility which is included as current maturities of long-term debt on our unaudited condensed consolidated balance sheet.

The weighted-average interest rate for the $190.0 million outstanding as of September 28, 2021 was 0.96%. The weighted-average interest rate for the $240.0 million of combined borrowings as of December 29, 2020 was 1.98%.

The lenders’ obligation to extend credit pursuant to the revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of September 28, 2021.

Guarantees

As of September 28, 2021 and December 29, 2020, we are contingently liable for $12.4 million and $13.0 million, respectively, for seven lease guarantees, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 28, 2021 and December 29, 2020 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio. The amended revolving credit facility also provides an Alternate Base Rate that may be substituted for LIBOR. As of September 28, 2021, we had $190.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheet.

The weighted-average interest rate for the $190.0 million outstanding on our revolving credit facility as of September 28, 2021 was 0.96%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.9 million.

In an effort to secure high quality, low-cost ingredients used in the products sold in our restaurants, we employ various purchasing and pricing contract techniques. When purchasing certain types of commodities, we may be subject to prevailing market conditions resulting in unpredictable price volatility. For certain commodities, we may also enter into contracts for terms of one year or less that are either fixed price agreements or fixed volume agreements where the price is negotiated with reference to fluctuating market prices. We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long-term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

We are subject to business risk as our beef supply is highly dependent upon three vendors. To date, we have been able to properly manage any supply shortages but have experienced increased costs. If these vendors are unable to fulfill their obligations under their contracts, we may encounter further supply shortages and/or higher costs to secure adequate supply and a possible loss of sales, any of which would harm our business.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 28, 2021.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended September 28, 2021 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2019, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. The previous program authorized us to repurchase up to $100.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by our Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. On March 17, 2020, we suspended all share repurchase activity in order to enhance our financial flexibility as a result of the pandemic. On August 2, 2021, the Company resumed the share repurchase program. During 2021 YTD, we paid $14.7 million to repurchase 161,034 shares of our common stock. As of September 28, 2021, $133.1 million remains authorized for stock repurchases.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended September 28, 2021 in connection with the repurchase programs described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
June 30 to July 27	—	$—	—	$147,756,786
July 28 to August 24	84,635	$90.11	84,635	$140,130,647
August 25 to September 28	76,399	$92.37	76,399	$133,073,926

Total	161,034		161,034

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

TEXAS ROADHOUSE, INC.

Date: November 5, 2021	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer and President (principal executive officer)

Date: November 5, 2021	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)