Form 10-K
period 2021-12-28
Texas Roadhouse, Inc.
filed 2022-02-25
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended June 29, 2021 was $6,575,905,380 based on the closing stock price of $94.64. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The market value calculation was determined using the closing stock price of our common stock on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 69,124,686 on February 16, 2022.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 28, 2021, are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, in periodic reports and oral statements and in this Annual Report on Form 10-K, we present statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

●	our ability to successfully execute our growth strategies;
●	our ability to successfully open new restaurants, acquire franchise restaurants and/or execute other strategic initiatives;
●	our ability to increase and/or maintain sales and profits at our existing restaurants;
●	our ability to integrate the franchise or other restaurants which we acquire or develop;
●	the continued service of key management personnel;
●	the continued impact of the COVID-19 pandemic, or subsequent pandemics, on our business including new or reinstated restrictions or regulations on our operations, any labor or supply chain shortages or limited availability of staff to meet our business standards;
●	health and dietary concerns about our food products;
●	our ability to attract, motivate and retain qualified employees;
●	the impact of federal, state or local government laws and regulations relating to our employees and the sale of food and alcoholic beverages;
●	the impact of litigation, including remedial actions, payment of damages and expenses and negative publicity;
●	the cost and/or availability of our principal food and beverage products;
●	labor shortages or increased labor costs, such as federal or state minimum wage changes, market wage levels, health care, sick pay and workers’ compensation insurance costs;
●	inflationary increases in the costs of construction and/or real estate;
●	changes in consumer preferences and demographic trends;
●	the impact of initiatives by competitors and increased competition generally;
●	our ability to successfully expand into new and existing domestic and international markets;
●	risks associated with partnering in markets with franchisees or other investment partners with whom we have no prior history and whose interests may not align with ours;
●	risks associated with developing and successfully operating new concepts;
●	security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions, ransomware attacks or the failure of our information technology systems;
●	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our initiatives;

●	negative publicity regarding food safety, health concerns and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	our franchisees’ adherence to the terms of the franchise agreement;
●	potential fluctuation in our quarterly operating results due to seasonality and other factors;
●	supply and delivery shortages or interruptions;
●	our ability to adequately protect our intellectual property;
●	our ability to raise capital in the future;
●	volatility of actuarially determined self-insurance losses and loss estimates;
●	adoption of new, or changes in existing, accounting policies and practices;
●	changes in and/or interpretations of federal and state tax laws;
●	adverse weather conditions which impact guest traffic at our restaurants; and
●	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

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

General Development of Business

The Company is a growing restaurant company operating predominately in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 667 restaurants in 49 states and ten foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 28, 2021, we owned and operated 566 restaurants and franchised an additional 70 domestic restaurants and 31 international restaurants.

Narrative Description of Business

Of the 566 restaurants we owned and operated at the end of 2021, we operated 526 as Texas Roadhouse restaurants, 36 as Bubba’s 33 restaurants and four as Jaggers restaurants.

Texas Roadhouse is a moderately priced, full-service, casual dining restaurant concept offering an assortment of specially seasoned and aged steaks hand-cut daily on the premises and cooked to order over open grills. In addition to steaks, we also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. The majority of our entrées include two made-from-scratch side items, and we offer all our dine-in guests a free unlimited supply of roasted in-shell peanuts and fresh baked yeast rolls.

Bubba’s 33 is a family-friendly, sports restaurant concept featuring scratch-made food, ice cold beer and signature drinks. Our menu features burgers, pizza and wings as well as a wide variety of appetizers, sandwiches and dinner entrées. Our first Bubba’s 33 restaurant opened in May 2013 in Fayetteville, North Carolina.

Jaggers is a fast-casual restaurant concept offering burgers, hand-breaded chicken tenders and chicken sandwiches served with scratch-made sauces. In addition, we offer fresh salads that are tossed when ordered and served with homemade dressings. Jaggers offers drive-thru, carry-out, and dine-in service options. Our first Jaggers restaurant opened in December 2014 in Noblesville, Indiana.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba’s 33, Jaggers and our retail initiatives (including our online store and royalty-based licensing arrangements) as separate operating segments. In addition, we have identified Texas Roadhouse and Bubba’s 33 as reportable segments.

COVID-19 and Related Impacts

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the “pandemic”). These include federal, state and local restrictions on restaurants, some of which have limited capacity or seating in dining rooms while others have allowed to-go or curbside service only. As of December 28, 2021, all of our domestic company and franchise locations were operating without restriction. As of December 29, 2020, all of our domestic company and franchise locations were operating their dining rooms under various limited capacity restrictions or were limited to outdoor and/or to-go or curbside service only.

As a result of these restrictions, we developed a hybrid operating model to accommodate our dining room restrictions together with enhanced to-go. We continue to see sales in our to-go program higher than pre-pandemic levels, even with dining rooms operating without restriction. We cannot predict how long we will continue to be impacted by the pandemic, the extent to which our dining rooms will have to close again or otherwise have limited seating, or if the increased sales in our to-go program will continue. The extent to which the pandemic impacts our business, results of operations, or financial condition will depend on future developments which are outside of our control. This includes, without limitation, the efficacy and public acceptance of vaccination programs and/or testing mandates in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions or regulations on our operations.

As a result of a significant increase in sales, the lingering impact of the pandemic, and other supply constraints, we have experienced and expect to continue to experience commodity cost inflation and certain food and supply shortages. The commodity cost inflation, which primarily relates to beef, is due to increased costs incurred by our vendors related to higher labor, transportation, packaging, and raw material costs. To date, we have been able to properly manage any food or supply shortages but have experienced increased costs. If our vendors are unable to fulfill their obligations under their contracts, we may encounter further shortages and/or higher costs to secure adequate supply and a possible loss of sales, any of which would harm our business.

In addition, as our dining rooms have returned to operating without restriction, our ability to attract and retain restaurant-level employees has become more challenging due to an increasingly competitive job market throughout the country. We have also experienced periodic staffing shortages due to employees testing positive or having to quarantine due to exposure to the virus. To the extent these challenges persist, we could continue to experience increased labor costs and/or decreased sales.

As a result of the pandemic, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed in 2020 to benefit companies that were significantly impacted by the pandemic. This legislation allowed for the deferral of the social security portion of the employer portion of FICA payroll taxes from the date of enactment through the end of 2020. In total, we deferred $47.3 million in payroll taxes, of which $24.3 million was repaid in 2021 and $23.0 million is required to be repaid by the end of 2022. The amount due in 2022 is included in accrued wages and payroll taxes in our consolidated balance sheets.

The CARES Act also allowed for an Employee Retention Credit for companies severely impacted by the pandemic to encourage the retention of full-time employees. This refundable payroll tax credit was available for any company that had fully or partially suspended operations due to government order or experienced a significant decline in gross receipts and had employees who were paid but did not actually work. Since the onset of the pandemic, the Company has provided various forms of relief pay for hourly restaurant employees, a significant portion of which qualified for this tax credit. For the years ended December 28, 2021 and December 29, 2020, we recorded $1.2 million and $7.0 million, respectively, related to this credit which is included as a reduction to labor expense in our consolidated statements of income and comprehensive income.

Operating Strategy

The operating strategy that underlies the growth of our concepts is built on the following key components:

●	Offering high quality, freshly prepared food. We place a great deal of emphasis on providing our guests with high quality, freshly prepared food. As part of our process, we have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, appearance and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands-on training and education to our kitchen staff for the purpose of promoting consistent adherence to recipes, food preparation procedures, food safety standards, food appearance, freshness and portion size. At our Texas Roadhouse restaurants, we hand-cut all but one of our assortment of steaks and make our sides from scratch.

●	Offering performance-based manager compensation. We offer a performance-based compensation program to our individual restaurant managers and multi-restaurant operators, who are called "managing partners" and "market partners," respectively. Each of these partners earns a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre-tax income. As a result of the pandemic and the impact on restaurant operating results, we guaranteed a portion of these performance bonuses in the periods that were the most significantly impacted. By providing our partners with a significant stake in the success of our restaurants and underscoring our long-term commitment to them during the pandemic with guaranteed bonuses, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.
●	Focusing on dinner. In nearly all of our Texas Roadhouse restaurants, we limit our operating hours to dinner only during the weekdays with approximately one half of our restaurants offering lunch on Friday. By focusing on dinner, our restaurant teams have to prepare for and manage only one shift per day during the week. We believe this allows our restaurant teams to offer higher quality, more consistent food and service to our guests.
●	Offering attractive price points. We offer our food and beverages at moderate price points that we believe are as low as or lower than those offered by many of our competitors in any given market. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. For example, at our Texas Roadhouse restaurants, our steak entrées, which include the choice of two side items, generally range from $11.99 for our 6-ounce Sirloin to $29.99 for our 23-ounce Porterhouse T-Bone. The per guest average check for the Texas Roadhouse restaurants we owned and operated in 2021 was $19.68. Per guest average check represents restaurant sales divided by the number of guests served. We consider each sale of an entrée to be a single guest served. Our per guest average check is higher as a result of our weekday dinner only focus. At our Bubba’s 33 restaurants, our entrées range from $9.99 for our Classic Cheeseburger to $21.49 for our 16-inch Meaty Meaty pizza. The per guest average check for the Bubba’s 33 restaurants we owned and operated in 2021 was $18.94.
●	Creating a fun and comfortable atmosphere with a focus on high quality service. We believe the service quality and atmosphere we establish in our restaurants is a key component for fostering repeat business. We focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner. Our Texas Roadhouse restaurants feature a rustic southwestern lodge décor accentuated with hand-painted murals, neon signs, and southwestern prints, rugs and artifacts. Additionally, our restaurants continuously play upbeat country hits. Our Bubba’s 33 restaurants feature walls lined with televisions playing sporting events and music videos and are decorated with sports jerseys, neon signs and other local flair.

Unit Prototype and Economics

We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant-level returns over time. Our current prototypical Texas Roadhouse restaurants consist of a freestanding building with approximately 7,600 to 8,400 square feet of space constructed on sites of approximately 1.5 to 2.5 acres or retail pad sites, with seating of approximately 58 to 68 tables for a total of 270 to 325 guests, including 18 bar seats, and parking for approximately 180 vehicles either on-site or in combination with some form of off-site cross parking arrangement. Our current prototypes are adaptable to in-line and end-cap locations and/or spaces within an enclosed mall or a shopping center.

Our current prototypical Bubba’s 33 restaurants consist of a freestanding building with approximately 7,200 to 8,800 square feet of space constructed on sites of approximately 1.5 to 2.5 acres or retail pad sites. This includes seating of approximately 55 to 59 tables for a total of 270 to 330 guests, including 26 to 46 bar seats. Some locations include patio seating with an additional 10 tables and up to 60 seats. Parking is targeted for approximately 180 vehicles either on-site or in combination with some form of off-site cross parking arrangement.

In response to the pandemic, we made building modifications and/or expansions to a number of existing restaurants. These changes were made to better accommodate the increase in our to-go sales and/or alternative dining arrangements. We also installed booth partitions in all of our restaurants as an added safety measure for our guests.

As of December 28, 2021, we leased 418 properties and owned 148 properties. For 2021, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the 23 Texas Roadhouse company restaurants opened during the year was $5.7 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,250,000	$900,000	$1,550,000
Building(2)	2,330,000	1,780,000	2,740,000
Furniture and Equipment	1,385,000	1,275,000	1,500,000
Pre-opening costs	710,000	480,000	1,220,000
Other(3)	15,000	—	240,000
Total	$5,690,000
(1)	Represents 10x’s initial base rent in the event the land is leased or the average cost for land acquisitions.
(2)	Includes site work costs.
(3)	Primarily liquor licensing costs, where applicable. This cost varies based on the licensing requirements in each state.

For 2021, the average capital investment, including pre-opening expenses and a capitalized rent factor, for the five Bubba's 33 company restaurants opened during the year was $7.4 million, broken down as follows:

	Average Cost	Low	High
Land(1)	$1,735,000	$1,500,000	$2,040,000
Building(2)	2,680,000	2,460,000	3,125,000
Furniture and Equipment	1,885,000	1,740,000	1,945,000
Pre-opening costs	1,145,000	740,000	1,490,000
Total	$7,445,000
(1)	Represents 10x’s initial base rent in the event the land is leased or the average cost for land acquisitions.
(2)	Includes site work costs.

For 2021 and 2020, our average capital investment for the Texas Roadhouse restaurants was $5.7 million and $6.3 million, respectively. The decrease in our 2021 average capital investment was primarily due to lower land and building costs. The higher land costs in 2020 were due to increased rent amounts at several sites. The higher building costs in 2020 were due to higher material costs and construction delays related to the pandemic as well as sites located in more expensive areas. We expect our average capital investment for restaurants to be opened in 2022 to be approximately $6.3 million due to increased supply costs.

Our average capital investment for the Bubba’s 33 restaurants opened in 2021 and 2020 was $7.4 million and $7.3 million, respectively. The increase in our 2021 average capital investment for our Bubba’s 33 restaurants was primarily due to higher rent costs. We expect our average capital investment for restaurants to be opened in 2022 to be approximately $7.3 million.

We remain focused on driving sales and managing restaurant investment costs in order to maintain our restaurant development in the future. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of required site work, geographical location, supply chain costs, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landowners and/or landlords, cost of liquor and other licenses and hook-up fees.

Site Selection

We continue to refine our site selection process. In analyzing each prospective site, our real estate team and our restaurant market partners devote significant time and resources to the evaluation of local market demographics, population density, household income levels and site-specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities and competitors, traffic counts and parking. We work actively with experienced real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites. We typically require three to six months to locate, approve and control a restaurant site and typically six to 14 additional months to obtain necessary permits. Upon receipt of permits, we require approximately five months to construct, equip and open a restaurant.

Existing Restaurant Locations

As of December 28, 2021, we had 566 company restaurants and 101 franchise restaurants in 49 states and ten foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	9	—	9
Alaska	2	—	2
Arizona	20	—	20
Arkansas	8	—	8
California	4	10	14
Colorado	17	1	18
Connecticut	5	—	5
Delaware	3	2	5
Florida	43	—	43
Georgia	14	4	18
Idaho	6	—	6
Illinois	19	—	19
Indiana	23	8	31
Iowa	10	—	10
Kansas	6	1	7
Kentucky	17	2	19
Louisiana	10	1	11
Maine	3	—	3
Maryland	8	6	14
Massachusetts	10	1	11
Michigan	17	3	20
Minnesota	6	—	6
Mississippi	3	—	3
Missouri	17	—	17
Montana	—	1	1
Nebraska	3	1	4
Nevada	3	—	3
New Hampshire	3	—	3
New Jersey	10	—	10
New Mexico	6	—	6
New York	21	—	21
North Carolina	21	—	21
North Dakota	2	1	3
Ohio	35	2	37
Oklahoma	8	—	8
Oregon	2	—	2
Pennsylvania	25	6	31
Rhode Island	3	—	3
South Carolina	3	6	9
South Dakota	2	—	2
Tennessee	16	1	17
Texas	76	5	81
Utah	9	1	10
Vermont	1	—	1
Virginia	20	—	20
Washington	2	1	3
West Virginia	3	3	6
Wisconsin	10	3	13
Wyoming	2	—	2
Total domestic restaurants	566	70	636
Bahrain	—	1	1
China	—	1	1
South Korea	—	4	4
Kuwait	—	3	3
Mexico	—	2	2
Philippines	—	5	5
Qatar	—	1	1
Saudi Arabia	—	5	5
Taiwan	—	4	4
United Arab Emirates	—	5	5
Total international restaurants	—	31	31
Total system-wide restaurants	566	101	667

Food

Menu. Our restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. At Texas Roadhouse restaurants, our dinner entrée prices generally range from $9.99 to $29.99. We offer a broad assortment of specially seasoned and aged steaks, all cooked over open grills and all but one hand-cut daily on the premises. We also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of burgers, salads and sandwiches. Entrée prices include unlimited peanuts, fresh baked yeast rolls and most include the choice of two made-from-scratch sides. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Rattlesnake Bites®". We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées served with one side item and a beverage at prices generally between $4.99 and $9.99. At Bubba’s 33 restaurants, our menu prices, excluding appetizers, generally range from $9.99 to $21.49. We offer a broad assortment of wings, burgers, pizzas, salads and sandwiches. In addition, we also offer our guests a selection of pasta, chicken, beef and seafood entrées. Our Bubba’s 33 restaurants also offer an extensive selection of draft beer and signature cocktails. We provide a "12 & Under" menu for children at our Bubba’s 33 restaurants that includes a selection of items, including a beverage, at prices generally between $4.49 and $6.99. In addition, our full menu is available through our mobile apps or online which allows for to-go pickup.

Most of our restaurants feature a full bar that offers a selection of draft and bottled beer, major brands of liquor and wine as well as made in-house margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages at all company restaurants accounted for 10.8% of restaurant sales in fiscal 2021.

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

During 2021, we began working with a third-party vendor to help customers identify known allergens in each of our menu items. This information is currently available for Texas Roadhouse restaurants and we plan to implement it for Bubba’s 33 and Jaggers restaurants in 2022.

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

We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in our restaurants for the purpose of reinforcing food quality, recipe consistency, food preparation procedures, food safety and sanitation standards, food appearance, freshness and portion size. The product coach team supports substantially all domestic system-wide stores.

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

We also implemented additional sanitation requirements in response to the pandemic. This included adding a sanitation coordinator position responsible for cleaning high touch areas, adding hand sanitizer stations at each restaurant and supplying each restaurant with chemical sanitation sprayers.

We also participate in the Ecolab Science Certified Inspection program. This program evaluates our restaurants on COVID-19 cleaning procedures as well as food safety, general cleanliness and safety procedures. As of December 28, 2021, all of our domestic system-wide stores had been certified under this program.

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

Service

Service Quality. We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. We employ a team of service coaches whose function is to provide consistent, hands-on training and education to our managers and service staff in our restaurants for the purpose of reinforcing service quality and consistency, team work and staff attentiveness and manage interaction in the dining room. The service coach team supports substantially all domestic system-wide stores.

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

People

Management Personnel. Each of our restaurants is generally staffed with one managing partner and a combination of operations, kitchen and service managers, as well as assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant. Operations managers support the managing partner in overall operations including both departments for kitchen and service. Kitchen managers have primary responsibility for managing the kitchen staff and overall kitchen operations including food production, preparation, execution and quality standards. Service managers have primary responsibility for managing the front of house staff and overall dining room, bar and to-go operations including service quality and the guest experience. Assistant managers support our managing partners, operations managers, kitchen and service managers. All managers are responsible for maintaining our standards of quality and performance.

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

Training and Development. All restaurant employees are required to complete varying degrees of training before and during employment. Our comprehensive training program emphasizes our operating strategy, procedures and standards, including responsible alcohol service, and is typically conducted individually at our restaurants or in groups in Louisville, Kentucky. As a result of the pandemic, this training was completed virtually in 2021 and resumed to in-person training in 2022.

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

In-restaurant Marketing. A significant portion of our marketing fund is spent communicating with our guests inside our restaurants through point of purchase materials. We believe special promotions such as Valentine’s Day, Mother’s Day and Veterans Day drive notable repeat business. Our eight-week holiday gift card campaign is one of our most impactful promotions.

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

Restaurant Franchise Arrangements

Franchise Restaurants. As of December 28, 2021, we had 25 franchisees that operated 101 Texas Roadhouse restaurants in 23 states and ten foreign countries. Domestically, franchise rights for our Texas Roadhouse restaurants are granted for specific restaurants only, as we have not granted any rights to develop a territory in the United States. We are currently not accepting new domestic Texas Roadhouse franchisees. Approximately 75% of our franchise restaurants are operated by ten franchisees and no franchisee operates more than 16 restaurants.

Our standard Texas Roadhouse domestic franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of domestic franchise agreement generally requires the franchisee to pay a royalty fee of 4.0% of gross sales. We may, at our discretion, waive or reduce the royalty fee on a temporary or permanent basis. In 2021 and 2020, we waived royalties of $0.2 million and $0.4 million, respectively, for international franchisees in countries that were significantly impacted by the pandemic and also made royalty deferral arrangements for many of our domestic and international franchisees. The majority of these royalty waivers and deferral arrangements were provided in the periods most significantly impacted by the pandemic. "Gross sales" means the total selling price of all services and products related to the restaurant. Gross sales, without limitation, do not include:

●	employee discounts or other discounts;
●	tips or gratuities paid directly to employees by guests;
●	any federal, state, municipal or other sales, value added or retailer’s excise taxes; or
●	adjustments for net returns on salable goods and discounts allowed to guests on sales.

Domestic Texas Roadhouse franchisees are currently required to pay 0.3% of gross sales to a national marketing fund for system-wide promotions and related marketing efforts. We have the ability under our agreements to increase the required marketing fund contribution up to 2.5% of gross sales. We may also charge a marketing fee of 0.5% of gross sales, which we may use for market research and to develop system-wide promotional and marketing materials. A franchisee’s total required marketing contribution or spending will not be more than 3.0% of gross sales.

Our standard Texas Roadhouse domestic franchise agreement gives us the right, but not the obligation, to compel a franchisee to transfer its assets to us in exchange for shares of our stock, or to convert its equity interests into shares of our stock. The amount of shares that a franchisee would receive is based on a formula that is included in the franchise agreement.

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries and one U.S. territory. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China, South Korea, Brazil and Puerto Rico. As of December 28, 2021, we had 15 restaurants in five countries in the Middle East, five restaurants open in the Philippines, four in Taiwan, four in South Korea, two in Mexico and one in China for a total of 31 restaurants in ten foreign countries. For the existing international agreements, the franchisee is generally required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

In 2021, we entered into our first area development agreements for Jaggers, our fast-casual concept. These agreements allow for the development and operation of restaurants in specific territories in Texas, Oklahoma, and North Carolina. As part of these agreements, the franchisees are required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named territories. No franchise agreements have been entered into and no corresponding restaurants have been opened yet related to these area development agreements.

Any of our area development or franchise agreements, whether domestic or international, may be terminated if the franchisee defaults in the performance of any of its obligations under the development or franchise agreement, including its obligations to develop the territory or operate its restaurants in accordance with our standards and specifications. A franchise agreement may also be terminated if a franchisee becomes insolvent, fails to make its required payments, creates a threat to the public health or safety, ceases to operate the restaurant, or misuses our trademarks.

Franchise Compliance Assurance. We have various systems in place to promote compliance with our systems and standards, both during the development and operation of franchise restaurants. We actively work with our franchisees to support successful franchise operations as well as compliance with our standards and procedures. During the restaurant development phase, we consent to the selection of restaurant sites and make available copies of our prototype building plans to franchisees. In addition, we ensure that the building design is in compliance with our standards. We provide training to the managing partner and up to three other managers of a franchisee’s first restaurant. We also provide trainers to assist in the opening of every domestic franchise restaurant and we provide trainers to assist our international franchisees in the opening of their restaurants until such time as they develop an approved restaurant opening training program. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment and food purchases, preparation and safety procedures as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams and focus on key areas including health, safety and execution proficiency.

Management Services. We provide management services to 24 of the franchise restaurants in which we have an ownership interest and five additional domestic franchise restaurants in which we have no ownership interest. Such management services may include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees of up to 2.5% of gross sales. We also make available to these restaurants certain legal services, restaurant employees and employee benefits on a pass-through cost basis.

Information Technology

All of our company restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, monthly, quarterly and year-to-date basis and beyond, on a company-wide, concept, regional, market, or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Our accounting department uses a standard, integrated system to prepare monthly profit and loss statements, which provides a detailed analysis of sales and costs. These monthly profit and loss statements are compared both to the restaurant-prepared reports and to prior periods. Restaurant hardware and software support for all of our restaurants is provided and coordinated from the restaurant Support Center in Louisville, Kentucky. Currently, we utilize cable, digital subscriber lines (DSL) or T-1 technology at the restaurant level, which serves as a high-speed, secure communication link between the restaurants and our Support Center as well as our credit and gift card processors. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, maintaining a redundant data center, testing the disaster recovery plan and providing on-site power backup.

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

As a result of the significant increase in to-go and curbside service, we have made several digital enhancements to improve the guest experience and better support our increased volumes.  These enhancements include a new, fully customized digital experience that allows our guests to get on the waitlist or order pickup or curbside service.  The new digital experience also has added gift card and payment functionality.  We have also implemented texting systems which allow our dine-in guests to wait outside or in their cars and improved the to-go experience for our to-go guests. Finally, we have implemented systems for touchless menus and contactless payments for enhanced guest safety.

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

Trademarks

Our registered trademarks and service marks include, among others, our trade names and our logo and proprietary rights related to certain core menu offerings. We have registered all of our significant marks for our restaurants with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in 45 foreign jurisdictions. To better protect our brands, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts.

Government Regulation

We are subject to a variety of federal, state, local and international laws affecting our business. For a discussion of the risks and potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A, Risk Factors.

Each of our restaurants is subject to permitting and licensing requirements and regulations by a number of government authorities, which may include, among others, alcoholic beverage control, health and safety, sanitation, labor, zoning and public safety agencies in the state and/or municipality in which each restaurant is located. The development and operation of restaurants depends on selecting and acquiring suitable sites that satisfy our financial targets, which are subject to zoning, land use, environmental, traffic and other regulations. In addition to domestic regulations, our international business exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. Federal regulations under the Patient Protection and Affordable Care Act of 2010 require that we include calorie information on our menus and make additional nutritional information available at our restaurants and on our websites. Future regulatory action may occur which could result in further changes in the federal nutritional disclosure requirements.

In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority, and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises. These licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. The failure of a restaurant to obtain or retain these licenses or permits would have a material adverse effect on the restaurant’s operations. We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Consistent with industry standards, we carry liquor liability coverage as part of our existing comprehensive general liability insurance as well as excess umbrella coverage. Alcoholic beverages at all company restaurants accounted for 10.8% of restaurant sales in fiscal 2021.

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

As a result of the pandemic, certain state and local jurisdictions have enacted various health, safety and other regulations that have impacted our restaurants. Compliance with these regulations, during the periods in which they were effective, led to decreased sales, increased costs, and operational complexity. All capacity restrictions had lapsed by July 2021.

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

Human Capital Management

As of December 28, 2021, we employed approximately 73,300 people. These employees include 724 executive and administrative personnel and 2,833 restaurant management personnel, while the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to maintain our culture through shared core values, a performance-based compensation program supported by competitive benefits and health programs, and a diverse, inclusive and supportive workplace, with opportunities for our employees to grow and develop in their careers.

Maintaining our Culture and Core Values. In our restaurants and at our Support Center, we are committed to our shared “Core Values of Passion, Partnership, Integrity, and Fun…all with Purpose”. These Core Values form the foundation of who we are as a company and how we interact with respect, appreciation, and fairness towards one another every day. We also believe that diversity and inclusion are vital parts of our culture. We value and welcome employees of all walks of life to share their gifts and strengths while working in our restaurants and the Support Center, as we strive to reflect the communities we are proud to serve. As a result, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests and is committed to upholding our shared values.

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

In addition to salaries, these programs (which vary by employee level) include, among other items, bonuses, stock awards, retirement savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, tuition reimbursement, paid time off, paid parental leave and various employee assistance programs. As a result of the pandemic, we provided increased benefits to our employees in the form of enhanced sick pay and accrued vacation benefits and also provided a premium holiday on health insurance.

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

Health and Safety. The health and safety of our employees is a top priority. In response to the pandemic, we implemented changes at our restaurants to help protect our employees and guests. This included providing personal protective equipment for our employees, adding a sanitation coordinator position at each restaurant responsible for cleaning high touch areas, adding hand sanitizer stations at each restaurant, and supplying each restaurant with chemical sanitation sprayers. In addition, we have allowed our Support Center employees to maintain a work schedule that allows for working remotely on a periodic or full-time basis depending on the prevalence of the virus. For the employees that continue to work on-site in our Support Center, we have implemented additional measures to ensure their safety including enhanced sanitation efforts. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the pandemic.

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

Name	Age	Position
Gerald L. Morgan	61	President and Chief Executive Officer
S. Chris Jacobsen	56	Chief Marketing Officer
Tonya R. Robinson	53	Chief Financial Officer
Christopher C. Colson	45	General Counsel and Corporate Secretary
Regina A. Tobin	58	Chief Learning and Culture Officer
Hernan E. Mujica	60	Chief Information Officer

Gerald L. Morgan. Mr. Morgan was appointed Chief Executive Officer in March 2021 and President in December 2020. Mr. Morgan joined Texas Roadhouse in 1997, during which time he has held the positions of Managing Partner, Market Partner and Regional Market Partner. Mr. Morgan has more than 35 years of restaurant management experience with Texas Roadhouse, Bennigan’s Restaurants and Burger King.

S. Chris Jacobsen. Mr. Jacobsen was appointed Chief Marketing Officer in February 2016. Mr. Jacobsen joined Texas Roadhouse in January 2003 and has served as Vice President of Marketing since 2011. Mr. Jacobsen has more than 30 years of restaurant marketing experience with Texas Roadhouse, Papa John’s International and Waffle House, Inc.

Tonya R. Robinson. Ms. Robinson was appointed Chief Financial Officer in May 2018. Ms. Robinson joined Texas Roadhouse in December 1998, during which time she has held the positions of Controller, Director of Financial Reporting and Vice President of Finance and Investor Relations. Ms. Robinson has over 20 years of restaurant industry experience.

Christopher C. Colson. Mr. Colson was appointed General Counsel in March 2021 and Corporate Secretary in August 2019. Mr. Colson joined Texas Roadhouse in 2005, during which time he has held the positions of Senior Counsel, Associate General Counsel and Executive Director of the Global Development Group. Mr. Colson has over 20 years of restaurant industry experience with Texas Roadhouse, Frost Brown Todd LLC (serving as outside counsel to Texas Roadhouse), YUM! Brands, Inc. and as assurance staff at KPMG LLP.

Regina A. Tobin. Ms. Tobin was appointed Chief Learning and Culture Officer in June 2021. Ms. Tobin joined Texas Roadhouse in 1996, during which time she has held the positions of Managing Partner, Market Partner, and Vice President of Training. Ms. Tobin has over 25 years of restaurant industry experience.

Hernan E. Mujica. Mr. Mujica was designated as Chief Information Officer in June 2021. Mr. Mujica joined Texas Roadhouse in January 2012 as Vice President of Information Technology and was subsequently promoted to Chief Information Officer. Prior to joining Texas Roadhouse, Mr. Mujica held senior management positions at The Home Depot and Arthur Andersen. Mr. Mujica has over 30 years of experience in both industry and consulting roles.

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

Risks Related to our Growth and Operating Strategy

The COVID-19 pandemic has disrupted and could continue to disrupt our business.

The Company has been subject to risks and uncertainties as a result of the pandemic. These include federal, state and local restrictions on restaurants, some of which have limited capacity or seating in the dining rooms while others have allowed to-go or curbside service only. As of December 28, 2021, all of our domestic company and franchise locations were operating without restriction.

As a result of a number of factors, including a significant increase in sales, the lingering impact of the pandemic,

and other supply constraints, we have experienced and expect to continue to experience commodity cost inflation and certain food and supply shortages. The commodity cost inflation, which primarily relates to beef, is due to increased costs incurred by our vendors related to higher labor, transportation, packaging, and raw materials costs. To date, we have been able to properly manage any food or supply shortages but have experienced increased costs. If our vendors are unable to fulfill their obligations under their contracts, we may encounter further shortages and/or higher costs to secure adequate supply and a possible loss of sales, any of which would harm our business.

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

The extent to which COVID-19 impacts our business, results of operations, or financial condition will depend on future developments which are outside of our control. This includes, without limitation, the efficacy and public acceptance of vaccination programs and/or testing mandates in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions or regulations on our operations.

If we fail to manage our growth effectively, it could harm our business.

Failure to manage our growth effectively could harm our business. We have grown significantly since our inception and intend to continue growing in the future. Our objective is to grow our business and increase shareholder value by (1) expanding our base of company restaurants, (2) increasing sales and profits at existing restaurants, and (3) pursuing other strategic initiatives or business opportunities. While all these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis. As we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will likely decline, which may make it increasingly difficult to achieve levels of sales and profitability growth that we have seen in the past. In addition, our existing restaurant management systems, field support systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations, or finding new employees (including new employees arising from strategic initiatives) to assimilate to our culture and brand standards. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we were unable to manage our growth effectively, our business and operating results could be materially adversely impacted.

Our growth strategy, which primarily depends on our ability to open new restaurants that are profitable, is subject to many factors, some of which are beyond our control.

We cannot assure you that we will be able to open new restaurants that are profitable in accordance with our expansion plans. We have experienced delays in opening some of our restaurants in the past, including delays due to the pandemic, and may experience delays in the future. Delays or failures in opening new restaurants could adversely affect our growth strategy. One of our biggest challenges in executing our growth strategy is locating and securing an adequate supply of suitable new restaurant sites that satisfy our financial targets. Competition for suitable restaurant sites in our target markets is intense.

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

Our ability to open new restaurants that are profitable will also depend on numerous other factors, many of which are beyond our control, including, but not limited to, the following:

●	our ability to hire, train and retain qualified operating personnel, especially market partners, managing partners, and/or other restaurant management personnel who can execute our business strategy;
●	our ability to negotiate suitable purchase or lease terms;
●	the availability of construction materials, equipment and labor;
●	our ability to control construction and development costs of new restaurants (including increased site, supply chain and distribution costs);
●	our ability to secure required governmental approvals and permits in a timely manner, or at all;
●	road construction and other factors limiting access to the restaurant;
●	delays by our landlord or other developers in constructing other parts of a development adjacent to our premises in a timely manner;
●	redevelopment of other parts of a development adjacent to our premises that affect the parking available for our restaurant;
●	our ability to secure liquor licenses (if at all);
●	general economic conditions, including an economic recession;
●	changes in federal and state tax laws;
●	the cost and availability of capital to fund construction costs and pre-opening expenses; and
●	the impact of inclement weather, natural disasters and other calamities.

You should not rely on past changes in our average unit volume or our comparable restaurant sales as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit volume and comparable restaurant sales, including, among other factors:

●	consumer awareness and understanding of our brands;
●	our ability to execute our business strategy effectively;
●	our ability to maintain and manage the increased levels of to-go sales at our restaurants;
●	competition, from our competitors in the restaurant industry, our own restaurants, and/or other food service providers (such as delivery services and grocery stores);
●	the impact of permanent changes in weather patterns that can cause inclement weather, natural disasters and other calamities;
●	consumer trends and seasonality;
●	our ability to increase menu prices without adversely impacting guest traffic counts or per person average check growth;

●	introduction of new menu items;
●	loss of parking and/or access rights due to government action (such as eminent domain actions) or through private transactions;
●	mandated dining room closures and/or dining rooms operating at limited capacity;
●	negative publicity regarding food safety, health concerns, quality of service, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	general economic conditions, including an economic recession, which can affect restaurant traffic, local labor costs and prices we pay for the food and beverage products and other supplies we use;
●	legislation that impacts our suppliers’ ability to maintain compliance with laws and regulations and impacts our ability to source product; and
●	effects of actual or threatened terrorist attacks (including cyber and/or ransomware attacks).

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

The development of new restaurant concepts, Bubba’s 33 and Jaggers, may not be as successful as our experience in the development of the Texas Roadhouse concept. These restaurants each have lower brand awareness and less operating experience than most Texas Roadhouse restaurants. In addition, Bubba’s 33 restaurants have a higher initial investment cost and Jaggers has a lower per person average check amount. As a result, the development of these concepts may not contribute to our average unit volume growth and/or profitability in an incremental way. We can provide no assurance that new units will be accepted in the markets targeted for the expansion of these concepts or that we or our franchisees will be able to achieve our targeted returns when opening new locations. In the future, we may determine not to move forward with any further expansion of these concepts. These decisions could limit our overall long-term growth. Additionally, expansion of these concepts might divert our management’s attention from other business concerns and could have an adverse impact on our core Texas Roadhouse business.

Our expansion into international markets presents increased economic, political, regulatory and other risks.

As of December 28, 2021, our operations include 31 Texas Roadhouse franchise restaurants in ten countries outside the United States, and we expect to have further international expansion in the future. The entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically or any success we have had in other international markets. In addition, operating in international markets may require significant resources and management attention and will subject us to economic, political and regulatory risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

●	the need to adapt our brands for specific cultural and language differences;
●	new and different sources of competition;
●	the ability to identify appropriate business partners;
●	difficulties and costs associated with staffing and managing foreign operations;
●	difficulties in adapting and sourcing product specifications for international restaurant locations;
●	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

●	difficulties in complying with local laws, regulations, and customs in foreign jurisdictions;
●	unexpected changes in regulatory requirements or tariffs on goods needed to construct and/or operate our restaurants;
●	political or social unrest, economic instability and destabilization of a region;
●	effects of actual or threatened terrorist attacks;
●	health concerns from global pandemics;
●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;
●	differences in the registration and/or enforceability of intellectual property and contract rights;
●	adverse tax consequences;
●	profit repatriation and other restrictions on the transfer of funds; and
●	different and more stringent user protection, data protection, privacy and other laws.

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

We plan to continue to opportunistically acquire existing restaurants from our domestic franchisees over time. Additionally, from time to time, we evaluate potential mergers, acquisitions, joint ventures or other strategic initiatives (including retail initiatives utilizing our intellectual property or other brand extensions) to acquire or develop additional business channels or concepts, and/or change the business strategy regarding an existing concept. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and possibly obtain appropriate financing.

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

As of December 28, 2021, we operated a total of 76 company restaurants in Texas and 43 company restaurants in Florida. As a result, we are particularly susceptible to adverse trends and economic conditions in those states, including declines in oil prices that may increase levels of unemployment and cause other economic pressures that may result in lower sales and profits at our restaurants in oil regions of Texas and surrounding areas. In addition, given our geographic concentration in these states, negative publicity regarding any of our restaurants in either Texas or Florida could have a material adverse effect on our business and operations, as could other occurrences in either Texas or Florida such as health epidemics or pandemics (such as COVID-19), local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, hurricanes, fires or other natural disasters.

Changes in consumer preferences and discretionary spending could adversely affect our business.

Our success depends, in part, upon the popularity of our food products. Continued social concerns or shifts in consumer preferences away from our restaurants or cuisine, particularly beef, would harm our business. In response to the pandemic, many consumers have preferred to order food to-go or by delivery rather than dining-in at full-service restaurants, and if these preferences continue and consumers continue to avoid gathering in public places in large groups, we may need to further adapt our offerings to accommodate these changes. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. This includes any downturns that result from the pandemic. Any material decline in the amount of discretionary spending could have a material adverse effect on our business, results of operations, financial condition or liquidity.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	the timing of new restaurant openings and related expenses;

●	restaurant operating costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;
●	labor availability and costs for hourly and management personnel including mandated changes in federal and/or state minimum and tipped wage rates, overtime regulations, state unemployment taxes, sick pay or health benefits;
●	profitability of our restaurants, particularly in new markets;
●	changes in interest rates;
●	the impact of litigation, including negative publicity;
●	decreases in average unit volume and comparable restaurant sales;
●	impairment of long-lived assets, including goodwill, and any loss on restaurant relocations or closures;
●	general economic conditions, including an economic recession, which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;
●	closures and/or dining rooms operating at limited capacity due to mandated restaurant closures and/or limited availability of staff to meet our business standards;
●	negative publicity regarding food safety and other food and beverage related matters, including the integrity of our, and/or our suppliers’, food processing;
●	negative publicity regarding health concerns and/or global pandemics;
●	negative publicity relating to the consumption of beef or other products we serve;
●	changes in consumer preferences and competitive conditions including changes related to environmental, social and/or governance practices;
●	expansion to new domestic and/or international markets;
●	adverse weather conditions which impact guest traffic at our restaurants;
●	increases in infrastructure costs;
●	adoption of new, or changes in existing, accounting policies or practices;
●	changes in and/or interpretations of federal and state tax laws;
●	actual self-insurance claims varying from actuarial estimates;
●	fluctuations in commodity prices;
●	competitive actions; and
●	the impact of inclement weather, natural disasters and other calamities.

Our business is also subject to minor seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. Holidays, changes in weather, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. As a result, our quarterly operating results and comparable restaurant sales may fluctuate as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable, restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock could decrease.

We rely heavily on information technology, and any material failure, weakness, ransomware or interruption could prevent us from effectively operating our business.

We rely heavily on information systems in all aspects of our operations, including point-of-sale systems, digital apps, financial systems, marketing programs, e-commerce, cyber-security and various other processes and transactions. This reliance has significantly increased since the onset of the pandemic as we have had to rely to a greater extent on systems such as online ordering, contactless payments, online waitlists, and systems supporting a more remote workforce. Our point-of-sale processing in our restaurants includes payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability, security and capacity of these systems. As our business needs continue to evolve, these systems will require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms or a material breach in the security of these systems could result in delays in guest service and reduce efficiency in our operations. In addition, as we implement new technology platforms to improve the overall guest experience, there can be no guarantees that these platforms will operate as reliably or be as operationally impactful as intended.

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

We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply or our systems are compromised by a security breach, we could be subject to government enforcement actions, private litigation and adverse publicity.

We receive and maintain certain personal, financial or other information about our guests and employees. During 2021, approximately 84% of our transactions were by credit or debit cards. In addition, certain of our vendors receive and/or maintain certain personal, financial and other information about our employees and guests on our behalf. The use and handling, including security, of this information is regulated by evolving and increasingly demanding data privacy laws and regulations in various jurisdictions, as well as by certain third-party contracts, frameworks and industry standards, such as the Payment Card Industry Data Security Standard. Hardware, software or other applications we develop and procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery or other forms of deceiving our employees or vendors.

In addition, if our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident, or if our employees or vendors fail to comply with these laws and regulations or fail to meet industry standards and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause interruption of normal business performance, cause us to incur substantial costs and result in a loss of guest confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could have a material impact on our financial condition and results of operations. In addition, if there are malfunctions or other problems with our processing vendors, billing software or payment processing systems, it may cause interruption of normal business performance.

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

In addition, as a result of the pandemic, certain state and local jurisdictions have enacted various health, safety and other regulations that have impacted our restaurants. Compliance with these regulations during the periods in which they were effective led to decreased sales, increased costs, and operational complexity. The capacity restrictions had lapsed by July 2021.

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

Increasing legal complexity will continue to affect our operations and results. We could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, claims alleging violations of federal and state laws regarding consumer, workplace and employment matters, wage and hour claims, discrimination and similar matters, landlord/tenant disputes, disputes with current and former suppliers, claims by current and former franchisees, data privacy claims and intellectual property claims (including claims that we infringed upon another party’s trademarks, copyrights or patents). Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation which could result in significant judgments, including punitive and liquidated damages, and injunctive relief.

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

Our operating results could also be affected by the following:

●	The relative level of our defense costs and nature and procedural status of pending proceedings;
●	The cost and other effects of settlements, judgments or consent decrees, which may require us to make disclosures or to take other actions that may affect perceptions of our brands and products;
●	Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices; and
●	The scope and terms of insurance or indemnification protections that we may have (if any).

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

Our ability to fund our operating plans and to implement our capital allocation strategies depends on sufficient cash flow from operations and/or other financing, including the use of funding under our amended revolving credit facility. We also may seek access to the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our capital allocation strategies include, but are not limited to, new restaurant development, payment of dividends, refurbishment or relocation of existing restaurants, repurchases of our common stock and franchise acquisitions. If we experience decreased cash flow from operations, similar to what we experienced in the prior year due to the pandemic, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions or a negative effect on our revenues could affect our ability to borrow or comply with our covenants under our amended revolving credit facility. If we are unable to raise additional capital, our growth could be impeded.

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

Changes in tax laws and unanticipated tax liabilities could adversely affect our financial results.

We are primarily subject to income and other taxes in the United States. Our effective income tax rate and other taxes in the future could be affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes and the outcome of income tax audits. Any significant increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

We may be required to record additional impairment charges in the future.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to company restaurant operations, as well as our overall performance in connection with our impairment analysis for long-lived assets. When impairment triggers are deemed to exist for any company restaurant, the estimated undiscounted future cash flows for the restaurant are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge would be recorded equal to the difference between the carrying value and the estimated fair value.

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

Our future success depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers and managers, particularly regional market partners, market partners and managing partners. Competition for these employees is intense. The loss of the services of members of our senior management team or other key officers or managers or the inability to attract additional qualified personnel as needed could materially harm our business. In addition, our business could suffer from any actual or alleged misconduct of any of our key personnel.

Our franchisees could take actions that could harm our business.

Both our domestic and international franchisees are contractually obligated to operate their restaurants in accordance with our applicable restaurant operating standards. We also provide training and support to franchisees. However, most franchisees are independent third parties that we do not control, and these franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our standards, our image and reputation could be harmed, which in turn could adversely affect our business and operating results.

Risks Related to the Restaurant Industry

Changes in food and supply costs and/or availability of products could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and/or the availability of products necessary to operate our business. Any increase in food prices or loss of supply, particularly proteins, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as food supply constrictions, weather conditions, food safety concerns, global pandemics, product recalls, global market and trade conditions, and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs and/or loss of supply by adjusting our purchasing practices, menu prices or menu offerings, and a failure to do so could adversely affect our operating results. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term results could be negatively affected. Also, if we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests’ menu item selections and guest traffic.

We currently purchase the majority of our beef from three beef suppliers. While we maintain relationships with additional suppliers, if any of these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

Our business could be adversely affected by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our restaurant managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tipped wages, changes in hourly and overtime pay, state unemployment rates, sick pay or other employee benefits costs (including workers’ compensation and health insurance), company staffing initiatives, or otherwise would adversely impact our operating expenses.

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

In addition, the pandemic resulted in a number of staffing challenges at our restaurants. To address these challenges, we provided relief pay and enhanced benefits for our hourly employees and also completed two national hiring day events. The relief pay included pay for employees who received significantly less or no hours at locations where dining rooms were required to close. The benefits included certain sick pay and accrued vacation enhancements as well as a premium holiday on health insurance and tuition reimbursement. These actions were performed to retain employees and ensure that we maintained adequate staffing levels as our dining rooms re-opened.

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

Despite the impact of the pandemic, the U.S. and other global economies continue to be strong. In future periods, the U.S. and global economies could further suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, financial market volatility, social unrest, government spending, a low or stagnant pace of economic recovery and growth, or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. In addition, there is no assurance that any governmental plans to stimulate the economy will foster growth in consumer spending or buying habits. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, results of operations, financial condition or liquidity.

Our success depends on our ability to compete with many food service businesses.

The restaurant industry is intensely competitive. We compete with many well-established food service companies on the basis of taste, quality and price of products offered, guest service, atmosphere, location, take-out and delivery options and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. We also face competition from meal kit delivery services as well as the supermarket industry. In addition, improving product offerings of fast casual and quick-service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail establishments for quality site locations and employees. Additionally, our competitors may generate or better implement business strategies that improve the value and the relevance of their brands and reputation, relative to ours. This could include the testing of delivery via internal or third-party methods or better execution around guests’ to-go experience. We continue to see elevated levels of to-go sales even without capacity restrictions in our dining room.

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

Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality and food safety, including food-borne illnesses. In addition, consumer preferences may be impacted by current and future menu-labeling requirements. Federal disclosure requirements under the Patient Protection and Affordable Care Act of 2010 require that we include calorie information on our menus and make additional nutritional information available at our restaurants and on our websites. Future regulatory action may occur which could result in further changes in the nutritional disclosure requirements. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The labeling requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concepts or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Food safety and sanitation, food-borne illness and health concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety and sanitation is a top priority, and we dedicate substantial resources to help our guests enjoy safe, quality food products. However, food-borne illnesses and food safety issues occur in the food industry from time to time. Any report or publicity, whether true or not, linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenue and profits. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our revenue and profits. Heightened concern regarding restaurant safety caused by the pandemic would likely magnify such adverse impact.

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

Payment of cash dividends on our common stock or repurchases of our common stock are subject to compliance with applicable laws and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, business prospects and other factors that our Board of Directors may deem relevant. As a result of the pandemic, we temporarily suspended all cash dividends and share repurchases to enhance our financial flexibility. Payment of cash dividends and share purchases resumed in 2021, however there can be no assurance that we will continue to pay dividends or repurchase our common stock at the same levels we have historically.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under a master lease with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 28, 2021, we leased 133,023 square feet. Our lease expires on October 31, 2048, including all applicable extensions. Of the 566 company restaurants in operation as of December 28, 2021, we owned 148 locations and leased 418 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	6	9
Alaska	—	2	2
Arizona	5	15	20
Arkansas	1	7	8
California	1	3	4
Colorado	7	10	17
Connecticut	—	5	5
Delaware	1	2	3
Florida	7	36	43
Georgia	4	10	14
Idaho	1	5	6
Illinois	3	16	19
Indiana	13	10	23
Iowa	2	8	10
Kansas	2	4	6
Kentucky	4	13	17
Louisiana	2	8	10
Maine	—	3	3
Maryland	—	8	8
Massachusetts	1	9	10
Michigan	5	12	17
Minnesota	1	5	6
Mississippi	1	2	3
Missouri	2	15	17
Nebraska	1	2	3
Nevada	—	3	3
New Hampshire	2	1	3
New Jersey	—	10	10
New Mexico	1	5	6
New York	3	18	21
North Carolina	4	17	21
North Dakota	—	2	2
Ohio	12	23	35
Oklahoma	2	6	8
Oregon	—	2	2
Pennsylvania	3	22	25
Rhode Island	—	3	3
South Carolina	—	3	3
South Dakota	1	1	2
Tennessee	—	16	16
Texas	39	37	76
Utah	1	8	9
Vermont	—	1	1
Virginia	6	14	20
Washington	—	2	2
West Virginia	1	2	3
Wisconsin	4	6	10
Wyoming	2	—	2
Total	148	418	566

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

The number of holders of record of our common stock as of February 16, 2022 was 166.

On February 17, 2022, our Board of Directors declared a quarterly dividend of $0.46 per share of common stock which will be distributed on March 25, 2022 to shareholders of record at the close of business on March 9, 2022. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock which we consistently grew over time. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends on the Company’s common stock, effective with respect to dividends occurring after the quarterly cash dividend of $0.36 paid on March 27, 2020. This was done to preserve cash flow due to the pandemic. On April 28, 2021, our Board of Directors reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

In 2008, our Board of Directors approved our first stock repurchase program. From inception through December 28, 2021, we have paid $420.7 million through our authorized stock repurchase programs to repurchase 18,307,437 shares of our common stock at an average price per share of $22.98. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. In 2021, we paid $51.6 million to repurchase 584,932 shares of our common stock. As of December 28, 2021, $96.1 million remains authorized for stock repurchases.

The following table includes information regarding purchases of our common stock made by us during the quarter ended December 28, 2021:

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
September 29 to October 26	85,304	$90.76	85,304	$125,332,008
October 27 to November 23	89,227	$90.39	89,227	$117,266,491
November 24 to December 28	249,367	$84.79	249,367	$96,123,569
Total	423,898		423,898

Stock Performance Graph

The following graph sets forth the cumulative total return experienced by holders of the Company’s common stock compared to the cumulative total return of the Russell 3000 Restaurant Index and the Russell 3000 Index for the five year period ended December 28, 2021, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 27, 2016 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since December 27, 2016

Among Texas Roadhouse, Inc., the Russell 3000 Index and the Russell 3000 Restaurant Index

	12/27/2016	12/26/2017	12/24/2018	12/31/2019	12/29/2020	12/28/2021
Texas Roadhouse, Inc.	$100.00	$109.12	$114.63	$113.64	$159.32	$180.83
Russell 3000	$100.00	$117.59	$105.07	$140.21	$165.38	$207.34
Russell 3000 Restaurant	$100.00	$118.96	$119.16	$152.31	$176.33	$207.87

ITEM 6—RESERVED

Removed and reserved.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below for the Company should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-29), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of 2021 results as compared to 2020 results. For discussion of 2020 results as compared to 2019 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 29, 2020 filed with the SEC on February 26, 2021.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to 667 restaurants in 49 states and ten foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our restaurants as the local hometown destination for a broad segment of consumers seeking high-quality, affordable meals served with friendly, attentive service. As of December 28, 2021, our 667 restaurants included:

●	566 "company restaurants," of which 546 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income. Of the 566 restaurants we owned and operated at the end of 2021, we operated 526 as Texas Roadhouse restaurants, 36 as Bubba’s 33 restaurants and four as Jaggers restaurants.
●	101 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity (loss) income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 24 franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants operated as Texas Roadhouse restaurants. Of the 101 franchise restaurants, 70 were domestic restaurants and 31 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 66 of the 70 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that typically ends on the last Tuesday in December. Fiscal year 2021 and fiscal year 2020 were both 52 weeks in length, while the fourth quarters were both 13 weeks in length.

COVID-19 and Related Impacts

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the “pandemic”). These include federal, state and local restrictions on restaurants, some of which have limited capacity or seating in dining rooms while others have allowed to-go or curbside service only. As of December 28, 2021, all of our domestic company and franchise locations were operating without restriction. As of December 29, 2020, all of our domestic company and franchise locations were operating their dining rooms under various limited capacity restrictions or were limited to outdoor and/or to-go or curbside service only.

As a result of these restrictions, we developed a hybrid operating model to accommodate our dining room restrictions together with enhanced to-go. We continue to see sales in our to-go program higher than pre-pandemic levels, even with dining rooms operating without restriction. We cannot predict how long we will continue to be impacted by the pandemic, the extent to which our dining rooms will have to close again or otherwise have limited seating, or if the increased sales in our to-go program will continue. The extent to which the pandemic impacts our business, results of operations, or financial condition will depend on future developments which are outside of our control. This includes, without limitation, the efficacy and public acceptance of vaccination programs and/or testing mandates in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions or regulations on our operations.

As a result of a significant increase in sales, the lingering impact of the pandemic, and other supply constraints, we have experienced and expect to continue to experience commodity cost inflation and certain food and supply shortages. The commodity cost inflation, which primarily relates to beef, is due to increased costs incurred by our vendors related to higher labor, transportation, packaging, and raw material costs. To date, we have been able to properly manage any food or supply shortages but have experienced increased costs. If our vendors are unable to fulfill their obligations under their contracts, we may encounter further shortages and/or higher costs to secure adequate supply and a possible loss of sales, any of which would harm our business.

In addition, as our dining rooms have returned to operating without restriction, our ability to attract and retain restaurant-level employees has become more challenging due to an increasingly competitive job market throughout the country. We have also experienced periodic staffing shortages due to employees testing positive for the virus or having to quarantine. To the extent these challenges persist, we could continue to experience increased labor costs and/or decreased sales.

As a result of the pandemic, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed in 2020 to benefit companies that were significantly impacted by the pandemic. This legislation allowed for the deferral of the social security portion of the employer portion of FICA payroll taxes from the date of enactment through the end of 2020. In total, we deferred $47.3 million in payroll taxes, of which $24.3 million was repaid in 2021 and $23.0 million is required to be repaid by the end of 2022. The amount due in 2022 is included in accrued wages and payroll taxes in our consolidated balance sheets.

The CARES Act also allowed for an Employee Retention Credit for companies severely impacted by the pandemic to encourage the retention of full-time employees. This refundable payroll tax credit was available for any company that had fully or partially suspended operations due to government order or experienced a significant decline in gross receipts and had employees who were paid but did not actually work. Since the onset of the pandemic, the Company has provided various forms of relief pay for hourly restaurant employees, a significant portion of which qualified for this tax credit. For the years ended December 28, 2021 and December 29, 2020, we recorded $1.2 million and $7.0 million, respectively, related to this credit which is included as a reduction to labor expense in our consolidated statements of income and comprehensive income.

Long-term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base. We continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing Texas Roadhouse locations at or near the end of the associated lease or as a result of eminent domain which allowed us to move to a better site, update them to a current prototypical design, construct a larger building with more seats and greater number of available parking spaces, accommodate increased to-go sales and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. At our high volume restaurants, we continue to look for opportunities to increase our dining room capacity by adding on to our existing building and/or to increase our parking capacity by leasing or purchasing property that adjoins our site. In addition, we continue to pursue opportunities to acquire domestic franchise locations to expand our company restaurant base.

In 2021, we opened 29 company restaurants while our franchise partners opened four total restaurants domestic and internationally. This included 23 Texas Roadhouse restaurants, five Bubba’s 33 restaurants, and one Jaggers restaurant. In 2022, we plan to open approximately 25 Texas Roadhouse and Bubba’s 33 company restaurants. In addition, we anticipate our existing franchise partners will open as many as five Texas Roadhouse restaurants in 2022.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2021, including pre-opening expenses and a capitalized rent factor, was $5.7 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2022 to be approximately $6.3 million. Our average capital investment for the five Bubba’s 33 restaurants opened during 2021, including pre-opening expenses and a capitalized rent factor, was $7.4 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2022 to be approximately $7.3 million.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries and one U.S. territory. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China, South Korea, Brazil and Puerto Rico. As of December 28, 2021, we had 15 restaurants in five countries in the Middle East, five restaurants open in the Philippines, four in Taiwan, four in South Korea, two in Mexico and one in China for a total of 31 restaurants in ten foreign countries. For the existing international agreements, the franchisee is generally required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

In 2021, we entered into our first area development agreements for Jaggers, our fast-casual concept. These agreements allow for the development and operation of restaurants in specific territories in Texas, Oklahoma, and North Carolina. As part of these agreements, the franchisees are required to pay us a franchise fee for each restaurant to be opened, royalties on the gross sales of each restaurant and a development fee for our grant of development rights in the named territories. No franchise agreements have been entered into and no corresponding restaurants have been opened yet related to these area development agreements.

Maintaining and/or Improving Restaurant Level Profitability. We continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success. This may create a challenge in terms of maintaining and/or increasing restaurant-level profitability (restaurant margin), in any given year, depending on the level of inflation we experience. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations. See further discussion of restaurant margin below. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability. In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we also continue to drive various localized marketing programs, focus on speed of service and increase throughput by adding seats and parking at certain restaurants. In addition, with the increase in to-go sales, we have made changes to our building layout to better accommodate higher to-go volumes at our restaurants. We have also made investments in technology to allow for a better guest experience.

We also continue to look for ways through various strategic initiatives to drive awareness of our brands and increase sales and profitability. At the onset of the pandemic, we began selling ready-to-grill steaks for customers to prepare at home. While we reduced our store-level offerings around ready-to-grill once our dining rooms began to re-open in mid-2020, based on the success of this program we developed Texas Roadhouse Butcher Shop. This online retail store allows for the purchase and delivery of quality steaks that are similar to those available in our restaurants. This non-royalty-based product launched in late 2020.

We also further expanded our retail business in 2021 with the introduction of our non-alcoholic Margarita Mixer, and our canned cocktail Margarita Seltzer, which rolled out in test markets. These Texas Roadhouse-branded products are subject to royalty-based license agreements.

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

Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders, including the payment of dividends and repurchase of common stock. In 2011, our Board of Directors declared our first quarterly dividend of $0.08 per share of common stock which we consistently grew over time. On March 24, 2020, the Board of Directors voted to suspend the payment of quarterly cash dividends on the Company’s common stock, effective with respect to dividends occurring after March 27, 2020. This was done to preserve cash flow due to the pandemic. On April 28, 2021, our Board of Directors reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock. On February 17, 2022, our Board of Directors declared a quarterly cash dividend of $0.46 per share of common stock.

The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, our Board of Directors approved our first stock repurchase program. From inception through December 28, 2021, we have paid $420.7 million through our authorized stock repurchase programs to repurchase 18,307,437 shares of our common stock at an average price per share of $22.98. On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date have been made through open market transactions. In 2021, we paid $51.6 million to repurchase 584,932 shares of our common stock. As of December 28, 2021, $96.1 million remains authorized for stock repurchases.

Key Operating Personnel

Key management personnel who have a significant impact on the performance of our restaurants include market partners, managing partners, operations managers, kitchen managers, service managers and assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant. Operations managers support the managing partner in overall operations including both departments for kitchen and service. Kitchen managers have primary responsibility for managing the kitchen staff and overall kitchen operations including food production, preparation, execution and quality standards. Service managers have primary responsibility for managing the front of house staff and overall dining room, bar and to-go operations including service quality and the guest experience. Assistant managers support our managing partners, operations managers, kitchen and service managers. All managers are responsible for maintaining our standards of quality and performance. We use market partners to oversee the operation of our restaurants. Each market partner oversees a group of varying sizes of managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assisting in the site selection process. Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies and standards of quality.

Managing partners and market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing partners and market partners includes a base salary plus a percentage of the pre-tax income of the restaurant(s) they operate or supervise. Managing partners and market partners are eligible to participate in our equity incentive plan and are required to make refundable deposits of $25,000 and $50,000, respectively. Generally, the deposits are refunded after five years of continuous service.

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

Comparable Restaurant Sales. Comparable restaurant sales reflects the change in sales for all company restaurants over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold and the mix of dine-in versus to-go sales can affect the per person average check amount.

Average Unit Volume. Average unit volume represents the average annual restaurant sales for Texas Roadhouse and Bubba’s 33 restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

Store Weeks. Store weeks represent the number of weeks that all company restaurants, unless otherwise noted, were open during the reporting period. Store weeks include weeks in which a restaurant is temporarily closed.

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

Equity (Loss) Income from Unconsolidated Affiliates. Equity (loss) income includes our percentage share of net income earned by unconsolidated affiliates. This includes our 5.0% to 10.0% equity interest in 24 franchise restaurants. Additionally, we had a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. We fully impaired our equity investment related to this joint venture in 2021 as these restaurants closed during the year.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

2021 Financial Highlights

Total revenue increased $1.1 billion or 44.4% to $3.5 billion in 2021 compared to $2.4 billion in 2020 primarily due to an increase in average unit volumes driven by an increase in comparable restaurant sales, along with an increase in store weeks. Store weeks and comparable restaurant sales increased 5.0% and 37.8%, respectively, at company restaurants in 2021. The increase in comparable restaurant sales was driven by the re-opening of our dining rooms, the continued easing of dining room capacity and seating restrictions throughout 2021 and continued strong to-go sales.

Restaurant margin increased $316.1 million or 119.0% to $581.7 million in 2021 compared to $265.6 million in 2020 and restaurant margin, as a percentage of restaurant and other sales, increased to 16.9% in 2021 compared to 11.2% in 2020. The increase in restaurant margin was due to higher sales partially offset by commodity inflation.

Net income increased $214.0 million or 684.8% to $245.3 million in 2021 compared to $31.3 million in 2020 primarily due to higher restaurant margin dollars partially offset by higher general and administrative expenses and higher income tax expense. Diluted earnings per share increased 682.5% to $3.50 from $0.45 in the prior year.

	Results of Operations
	Fiscal Year Ended
	2021		2020
	$	%	$	%

	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	3,439,176	99.3	2,380,177	99.3
Franchise royalties and fees	24,770	0.7	17,946	0.7
Total revenue	3,463,946	100.0	2,398,123	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	1,156,628	33.6	780,646	32.8
Labor	1,123,003	32.7	875,764	36.8
Rent	60,005	1.7	54,401	2.3
Other operating	517,808	15.1	403,726	17.0
(As a percentage of total revenue)
Pre-opening	24,335	0.7	20,099	0.8
Depreciation and amortization	126,761	3.7	117,877	4.9
Impairment and closure, net	734	NM	2,263	NM
General and administrative	157,480	4.5	119,503	5.0
Total costs and expenses	3,166,754	91.4	2,374,279	99.0
Income from operations	297,192	8.6	23,844	1.0
Interest expense (income), net	3,663	0.1	4,091	0.2
Equity (loss) income from investments in unconsolidated affiliates	(637)	(0.0)	(500)	(0.0)
Income before taxes	292,892	8.5	19,253	0.8
Income tax expense (benefit)	39,578	1.1	(15,672)	(0.7)
Net income including noncontrolling interests	253,314	7.3	34,925	1.5
Net income attributable to noncontrolling interests	8,020	0.2	3,670	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	245,294	7.1	31,255	1.3

NM – Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	Fiscal Year Ended
	2021	2020

	(In thousands, except per store week)

Income from operations	$ 297,192	$ 23,844

Less:
Franchise royalties and fees	24,770	17,946

Add:
Pre-opening	24,335	20,099
Depreciation and amortization	126,761	117,877
Impairment and closure, net	734	2,263
General and administrative	157,480	119,503
Restaurant margin	$ 581,732	$ 265,640

Restaurant margin $/store week	$ 20,389	$ 9,773
Restaurant margin (as a percentage of restaurant and other sales)	16.9%	11.2%

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 29, 2020	634	600	31	3
Company openings	29	23	5	1
Company closings	—	—	—	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	3	3	—	—
Franchise closings	—	—	—	—
Balance at December 28, 2021	667	627	36	4

	December 28, 2021	December 29, 2020
Company - Texas Roadhouse	526	503
Company - Bubba's 33	36	31
Company - Jaggers	4	3
Franchise - Texas Roadhouse - U.S.	70	69
Franchise - Texas Roadhouse - International	31	28
Total	667	634

Restaurant and Other Sales

Restaurant and other sales increased 44.5% in 2021 compared to 2020. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	2021	2020
Company Restaurants:
Increase in store weeks	5.0%	2.7%
Increase (decrease) in average unit volume	36.7%	(14.5)%
Other(1)	2.6%	(1.2)%
Total increase (decrease) in restaurant sales	44.3%	(13.0)%
Other sales	0.2%	0.1%
Total increase (decrease) in restaurant and other sales	44.5%	(12.9)%

Store weeks	28,531	27,181
Comparable restaurant sales	37.8%	(14.2)%

Texas Roadhouse restaurants only:
Store weeks	26,622	25,531
Comparable restaurant sales	37.6%	(14.1)%
Average unit volume (in thousands)	$6,364	$4,649

Weekly sales by group:
Comparable restaurants (473 and 453 units, respectively)	123,064	89,621
Average unit volume restaurants (18 and 20 units, respectively)(2)	104,545	84,485
Restaurants less than six months old (35 and 30 units, respectively)	124,142	81,546

Bubba's 33 restaurants:
Store weeks	1,747	1,544
Comparable restaurant sales	43.0%	(17.4)%
Average unit volume (in thousands)	5,090	3,678

Weekly sales by group:
Comparable restaurants (25 and 24 units, respectively)	101,097	70,768
Average unit volume restaurants (5 and 1 units, respectively)(2)	81,813	69,612
Restaurants less than six months old (6 and 6 units, respectively)	115,554	61,595

(1)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured, and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(2)	Average unit volume restaurants include restaurants open a full six to 18 months before the beginning of the period measured.

The increase in restaurant sales for 2021 was primarily attributable to an increase in average unit volumes, driven by an increase in comparable restaurant sales along with an increase in store weeks. The increase in comparable restaurant sales was driven by the re-opening of our dining rooms, the continued easing of dining room capacity and seating restrictions throughout 2021 and continued strong to-go sales. Comparable restaurant sales increased 37.8% in 2021, which included guest traffic count growth of 27.6% and per person average check growth of 10.2%.

Our expanded to-go model helped to offset the loss of dining room sales particularly at the onset of the pandemic when all of our dining rooms were closed. In addition, we continued to see significant to-go sales once our dining rooms reopened. To-go sales as a percentage of total restaurant sales were 17.1% in 2021 compared to 27.0% in 2020.

Comparable restaurant sales include the benefit of menu price increases of approximately 1.75% and 4.2% implemented in April 2021 and October 2021, respectively, as well as an increase of 1.0% in October 2020.

In 2021, we opened 29 company restaurants, including five Bubba’s 33 and one Jaggers restaurant. In 2022, we plan to open approximately 25 Texas Roadhouse and Bubba’s 33 company restaurants. On December 29, 2021, the first day of our 2022 fiscal year, we completed the acquisition of seven franchise restaurants for an aggregate purchase price of approximately $27 million. In total, we expect store week growth of approximately 6.5% in 2022, including the impact of the seven franchise restaurants acquired.

Other sales primarily represent the net impact of amortization of third party gift card fees and gift card breakage income. The net impact was ($6.1) million and ($6.8) million for 2021 and 2020, respectively. The increase was primarily related to a favorable breakage adjustment of $4.8 million recorded in 2021. This adjustment primarily related to a shift in our historic redemption pattern which indicated that the percentage of gift cards sold that are not expected to be redeemed had shifted from 4.0% to 4.5%. As a result, we adjusted the breakage recognized for all gift cards that had not been fully amortized. The impact of this adjustment was offset by increased amortization of third party fees due to the increase in sales through our third party gift card program.

Franchise Royalties and Fees

Franchise royalties and fees increased by $6.8 million or 38.0% compared to 2020 due to higher average unit volumes, driven by comparable restaurant sales increases at domestic stores. Comparable restaurant sales at domestic franchise stores increased 37.5% in 2021.

We anticipate our existing franchise partners will open as many as five Texas Roadhouse restaurants in 2022.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 33.6% in 2021 from 32.8% in 2020 primarily due to higher commodity inflation partially offset by the benefit of a higher guest check. Commodity inflation was 10.0% in 2021, primarily driven by higher beef costs.

For 2022, we currently expect commodity cost inflation of approximately 17% for the first half of the year and 12% to 14% for the year with prices locked for approximately 30% of our forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expense, as a percentage of restaurant and other sales, decreased to 32.7% in 2021 compared to 36.8% in 2020. This decrease was primarily due to an increase in average unit volumes as well as several items related to 2020 including labor inefficiencies as we converted to our hybrid operating model, relief payments and increased benefits provided to our hourly employees. In 2021, the benefit of a higher guest check amount also contributed to the decrease. These decreases were partially offset by higher wage rates primarily due to labor market pressures along with increases in state-mandated minimum and tipped wage rates, the impact of higher employee retention payroll tax credits in the prior year and an increase in workers’ compensation expense.

In 2021, we incurred costs of $4.0 million for relief pay and enhanced benefits to our restaurant-level managers and hourly employees compared to $20.2 million in 2020.

In 2021, we recognized employee retention payroll tax credits of $1.2 million compared to $7.0 million in 2020. No employee retention credits were recognized in the second half of 2021 as we no longer qualified for these credits.

The increase in workers’ compensation expense was due to changes in our claims development history included in our quarterly actuarial reserve estimate that resulted in an unfavorable adjustment of $1.8 million in 2021. This compared to a favorable adjustment of $1.8 million in 2020.

In 2022, we anticipate our labor costs will continue to be pressured by wage and other labor inflation of approximately 7% driven by labor market pressures, increases in state-mandated minimum and tipped wages and increased investment in our people.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.7% in 2021 compared to 2.3% in 2020 due to the increase in average unit volumes partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 15.1% in 2021 compared to 17.0% in 2020. The decrease was primarily due to the increase in average unit volumes, lower to-go supplies, and lower general liability insurance expense. The lower supplies expense was due to the prior year period having significantly higher to-go sales due to the closure of our dining rooms. The decrease in general liability insurance expense was due to changes in our claims development history included in our quarterly actuarial reserve estimate that resulted in favorable adjustments totaling $3.9 million in 2021 compared to unfavorable adjustments totaling $3.1 million in 2020. In addition, due to the significant increase in our average unit volumes, expenses that are largely fixed, including utilities, property taxes and other outside services decreased as a percentage of restaurant and other sales.

Restaurant Pre-opening Expenses

Pre-opening expenses increased to $24.3 million in 2021 from $20.1 million in 2020. The increase was primarily due to the timing and number of restaurant openings as well as a slight increase in average pre-opening expenses incurred. Pre-opening costs will typically fluctuate from period to period based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses ("D&A")

D&A, as a percentage of revenue, decreased to 3.7% in 2021 compared to 4.9% in 2020. The decrease was primarily due to an increase in average unit volumes partially offset by higher depreciation at newer restaurants.

Impairment and Closure Costs, Net

Impairment and closure costs, net was $0.7 million and $2.3 million in 2021 and 2020, respectively. In 2021, impairment and closure costs, net included the impairment of the fixed assets and operating lease right-of-use assets at two restaurants, both of which have relocated or are scheduled to be relocated. In 2020, impairment and closure costs, net included $1.2 million related to the impairment of the fixed assets and operating lease right-of-use assets at four restaurants, all of which were relocated. In addition, we recorded goodwill impairment of $1.1 million related to two restaurants.

General and Administrative Expenses ("G&A")

G&A, as a percentage of total revenue, decreased to 4.5% in 2021 compared to 5.0% in 2020. The decrease was primarily due to the increase in average unit volumes partially offset by higher incentive and performance-based compensation costs, the prior year favorable impact of the sale of a legal claim for $3.0 million and higher managing partner conference costs. In 2021, we incurred costs of $3.0 million for our annual managing partner conference which was not held in 2020.

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

Interest Expense, Net

Interest expense was $3.7 million compared to $4.1 million in 2020. The decrease in interest expense was primarily driven by lower interest rates and the repayment of our incremental revolving credit facility partially offset by reduced earnings on our cash and cash equivalents.

Income Taxes

Our effective tax rate increased to 13.5% compared to an effective tax rate benefit of 81.4% in 2020. The increase was primarily due to the significant increase in pre-tax income. In 2020, our FICA tip and Work opportunity tax credits exceeded our federal tax liability which resulted in a tax rate benefit. For 2022, we expect our effective tax rate to be approximately 15%, excluding the impact of any legislative changes enacted.

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba's 33, Jaggers, and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba's 33. The Texas Roadhouse reportable segment includes the results of our domestic company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our domestic company Jaggers restaurants and the results of our retail initiatives, are included in Other.

Management uses restaurant margin as the measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives. Restaurant margin is used by our chief operating decision maker (“CODM”) to evaluate restaurant-level operating efficiency and performance. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section above.

The following table presents a summary of restaurant margin by segment (in thousands):

	Fiscal Year Ended
	2021		2020
Texas Roadhouse	$552,039	16.9%	$256,298	11.3%
Bubba's 33	28,862	16.6	8,416	7.9
Other	831	7.6	926	17.2
Total	$581,732	16.9%	$265,640	11.2%

The increase in Texas Roadhouse and Bubba’s 33 restaurant margin is driven by the increase in restaurant sales partially offset by commodity inflation. The increase in restaurant sales for 2021 was primarily attributable to an increase in average unit volumes, driven by an increase in comparable restaurant sales along with an increase in store weeks. The increase in comparable restaurant sales was driven by the re-opening of our dining rooms, the continued easing of dining room capacity and seating restrictions throughout 2021 and continued strong to-go sales. In addition, restaurant margin at Bubba’s 33 was negatively impacted in 2020 by the impact of increased to-go sales resulting in decreased alcoholic beverage sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year Ended
	2021	2020
Net cash provided by operating activities	$468,826	$230,438
Net cash used in investing activities	(195,104)	(161,105)
Net cash (used in) provided by financing activities	(301,232)	185,943
Net (decrease) increase in cash and cash equivalents	$(27,510)	$255,276

Net cash provided by operating activities was $468.8 million in 2021 compared to $230.4 million in 2020. This increase was primarily due to an increase in net income. The increase was partially offset by our working capital being negatively impacted by the remittance of a portion of our deferred payroll tax liability of $24.3 million related to the CARES Act.

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

Net cash used in investing activities was $195.1 million in 2021 compared to $161.1 million in 2020. The increase was due to an increase in capital expenditures, primarily driven by an increase in new company restaurants and an increase in refurbishments of existing restaurants. This was due to the delay in our development schedule in 2020 due to the pandemic. This increase was partially offset by fewer expenditures related to relocation sites.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods generally of five to 30 years (including renewal periods) or purchase the land when appropriate. As of December 28, 2021, 148 of the 566 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures (in thousands):

	2021	2020
New company restaurants	$123,044	$78,941
Refurbishment or expansion of existing restaurants	64,146	47,735
Relocation of existing restaurants	8,374	17,917
Capital expenditures related to Support Center office	5,128	9,808
Total capital expenditures	$200,692	$154,401

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2022, we expect our capital expenditures to be approximately $230 million as we currently plan to open approximately 25 Texas Roadhouse and Bubba’s 33 company restaurants. We also expect to have as many as six relocations in 2022. In addition, on the first day of our 2022 fiscal year, we completed the acquisition of seven franchise restaurants for an aggregate purchase price of approximately $27 million. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities, and if needed, funds available under our amended credit facility.

Net cash used in financing activities was $301.2 million in 2021 compared to net cash provided by financing activities of $185.9 million in 2020. The decrease is primarily due to repayments on our amended revolving credit facility, an increase in dividends paid due to the reinstatement of our quarterly dividend payment and an increase in share repurchases.

In 2021, we repaid $140.0 million that was previously outstanding on our amended revolving credit facility. In

2020, we increased our borrowings by $240.0 million as a precautionary measure in order to bolster our cash position and enhance financial flexibility in response to the pandemic.

On April 28, 2021, our Board of Directors reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock which was distributed on June 4, 2021. This was the first dividend since the Board of Directors voted to suspend the payment of quarterly cash dividends at the onset of the pandemic. In 2021 and 2020, the Company paid $83.7 million and $25.0 million, respectively, in dividends to shareholders. On February 17, 2022, our Board of Directors declared a quarterly cash dividend of $0.46 per share of common stock.

On May 31, 2019, our Board of Directors approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 22, 2014. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors, based on an evaluation of our stock price, market conditions and other corporate considerations. On August 2, 2021, the Company resumed the share repurchase program that was suspended in 2020 at the onset of the pandemic. During 2021 and 2020, we paid $51.6 million and $12.6 million to repurchase 584,932 shares and 252,409 shares of our common stock, respectively. As of December 28, 2021, $96.1 million remains authorized for stock repurchases.

We paid distributions of $8.2 million and $3.4 million in 2021 and 2020, respectively, to noncontrolling interest holders of our 20 majority-owned company restaurants.

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, in each case depending on our leverage ratio. The agreement also provides an Alternate Base Rate that may be substituted for LIBOR.

As of December 28, 2021, we had $100.0 million outstanding on the amended revolving credit facility and $189.1 million of availability, net of $10.9 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our consolidated balance sheet.

As of December 29, 2020, we had $190.0 million outstanding on the amended revolving credit facility which is included as long-term debt on our consolidated balance sheet. In addition, we had $50.0 million outstanding on the incremental revolving credit facility which is included as current maturities of long-term debt on our consolidated balance sheet.

The weighted-average interest rate for the amended revolving credit facility as of December 28, 2021 and December 29, 2020 was 0.98% and 1.98%, respectively.

The lenders’ obligation to extend credit pursuant to the amended revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of December 28, 2021 and December 29, 2020.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 28, 2021 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligation, including current maturities	$100,000	$—	—	$100,000	$—
Obligations under finance leases	2,743	—	—	—	2,743
Interest(1)	9,067	1,288	2,582	1,926	3,271
Operating lease obligations	1,112,481	60,958	122,548	118,500	810,475
Capital obligations	135,028	135,028	—	—	—
Total contractual obligations(2)	$1,359,319	$197,274	$125,130	$220,426	$816,489
(1)	Includes interest on our revolving credit facility and interest on our financing leases. We used the interest rate on our amended revolving credit facility as of December 28, 2021 for our variable rate debt and assumed $100.0 million remains outstanding on our amended revolving credit facility through the respective maturity for all borrowings. We assumed a constant interest rate until maturity on our financing leases.
(2)	Unrecognized tax benefits under ASC 740, Income Taxes, are not significant and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. See notes 5 and 8 to the consolidated financial statements for details of contractual obligations.

Guarantees

As of December 28, 2021 and December 29, 2020, we were contingently liable for $12.2 million and $13.0 million, respectively, for seven leases, listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of December 28, 2021 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

	Lease	Current Lease
	Assignment Date	Term Expiration
Everett, Massachusetts (1)	September 2002	February 2023
Longmont, Colorado (1)	October 2003	May 2029
Montgomeryville, Pennsylvania (1)	October 2004	March 2026
Fargo, North Dakota (1)	February 2006	July 2026
Logan, Utah (1)	January 2009	August 2024
Irving, Texas (2)	December 2013	December 2024
Louisville, Kentucky (2)(3)	December 2013	November 2023
(1)	Real estate lease agreements for restaurant locations which we entered into before granting franchise rights to those restaurants. We have subsequently assigned the leases to the franchisees, but remain contingently liable, under the terms of the lease, if the franchisee defaults.
(2)	Leases associated with non-Texas Roadhouse restaurants which were sold. The leases were assigned to the acquirer, but we remain contingently liable under the terms of the lease if the acquirer defaults.
(3)	We may be released from liability after the initial lease term expiration contingent upon certain conditions being met by the acquirer.

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in note 2 to the accompanying consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

In 2021, as a result of our quarterly impairment analysis, we recorded a total charge of $0.7 million related to the impairment of the fixed assets and operating lease right-of-use assets at two restaurants, both of which have relocated or are scheduled to be relocated. See note 16 in the consolidated financial statements for further discussion regarding closures and impairments recorded in 2021, 2020 and 2019.

Goodwill. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. Goodwill is required to be tested for impairment at the reporting unit level, or the level of internal reporting that reflects the way in which an entity manages its businesses. A reporting unit is defined as an operating segment, or one level below an operating segment. An entity may first assess qualitative factors in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The entity may also elect to bypass the qualitative assessment and determine the fair value of the reporting unit and compare it to its carrying amount. The fair value of the reporting unit may be based on several valuation approaches including capitalization of earnings, discounted cash flows, comparable public company market multiples and comparable acquisition market multiples. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of the reporting unit.

At December 28, 2021, our Texas Roadhouse reporting unit had allocated goodwill of $127.0 million. No other reporting units had goodwill balances. Historically, we designated our operating segment and reporting unit to be at the same level which we defined to be the individual restaurant. In 2021, due to a change in our management reporting structure, we changed the designation of our operating segment and reporting unit to be at the concept level. As a result of this change, we performed the goodwill impairment analysis at both the individual restaurant and concept level to substantiate that our goodwill was not impaired under either reporting unit definition.

In performing the qualitative assessment, we reviewed factors such as results of prior impairment tests, impacts of the pandemic, macroeconomic conditions, industry and market considerations, cost factors of materials, labor, and other items, financial performance, operational stability, competitive environment, and share price performance. Based on the financial performance of the Texas Roadhouse concept, as well as the improved operating environment in 2021, no indicators of impairment were identified. Changes in circumstances existing at the measurement date or at other times in the future could result in an impairment loss. See note 16 in the consolidated financial statements for further discussion regarding closures and impairments recorded in 2021, 2020 and 2019.

Effects of Inflation

We are currently operating in a period of high inflation, led by commodity cost inflation which primarily relates to beef. This is due to increased costs incurred by our vendors related to high labor, transportation, packaging, and raw materials costs. Some of the impacts of the inflation have been offset by menu price increases and other adjustments made during the year. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, in each case depending on our leverage ratio. The amended revolving credit facility also provides an Alternate Base Rate that may be substituted for LIBOR. As of December 28, 2021, we had $100.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our consolidated balance sheet.

The weighted-average interest rate for the $100.0 million outstanding on our amended revolving credit facility as of December 28, 2021 was 0.98%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.0 million.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 28, 2021.

Changes in internal control

There were no significant changes to the Company’s internal control over financial reporting that occurred during the quarter ended December 28, 2021 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2021.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 28, 2021 as stated in their report at F-3.

ITEM 9B—OTHER INFORMATION

None.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information set forth under "Election of Directors" in our Definitive Proxy Statement to be dated on or about April 1, 2022.

Information regarding our executive officers has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding our corporate governance is incorporated herein by reference to the information set forth in our Definitive Proxy Statement to be dated on or about April 1, 2022.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 1, 2022.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 1, 2022.

Equity Compensation Plan Information

As of December 28, 2021, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. See note 14 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Shares
	Issued Upon	Available for
Plan Category	Vest Date (1)	Future Grants
Plans approved by stockholders	590,135	6,840,041
Plans not approved by stockholders	—	—
Total	590,135	6,840,041
(1)	Total number of shares consist of 558,183 restricted stock units and 31,952 performance stock units. Shares in this column are excluded from the Shares Available for Future Grants column. No stock options were outstanding as of December 28, 2021.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 1, 2022.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 1, 2022.

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

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))
4.1	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-50972))
10.1*	Form of Indemnification Agreement for Director and Executive Officer
10.2

Form of Limited Partnership Agreement and Operating Agreement for certain company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.3

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.4

Schedule of the owners of company-managed Texas Roadhouse restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 28, 2021 the form of which is set forth in Exhibit 10.2 of this Form 10-K

10.5

Schedule of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 28, 2021 the form of which is set forth in Exhibit 10.3 of this Form 10-K

10.6*

Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013 (File No. 000-50972))

Exhibit No.	Description
10.7*

Form of Restricted Stock Unit Award under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

10.8*

Texas Roadhouse, Inc. Cash Bonus Plan for cash incentive awards granted pursuant to the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

10.9*

Form of Performance Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.10*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for officers (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.11*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for non-officers (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.12*

Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.13*

Third Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., effective January 1, 2010 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014 (File No. 000-50972))

10.14*

Form of Nonqualified Stock Option Agreement under Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2015 (File No. 000-50972))

10.15

Master Lease Agreement dated October 26, 2018 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2018 (File No. 000-50972))

10.16

Amended and Restated Credit Agreement dated as of August 7, 2017, by and among Texas Roadhouse Inc., and the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2017 (File No. 000-50972))

10.17

Assignment and Assumption Agreement between Texas Roadhouse Holdings LLC and Texas Roadhouse, Inc. dated October 26, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-50972))

10.18

First Amendment to Paragon Centre Master Lease Agreement between Paragon Centre Holdings, LLC and Texas Roadhouse, Inc. dated December 13, 2019 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-50972))

10.19

First Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2020, by and among Texas Roadhouse, Inc., and the lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on 8-K dated May 11, 2020 (File No. 000-50972))

10.20*

Employment Agreement between Registrant and Gerald L. Morgan entered into as of December 17, 2020 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2020 (File No. 000-50972))

10.21*

Employment Agreement between Registrant and W. Kent Taylor entered into as of December 30, 2020 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2020 (File No. 000-50972))

Exhibit No.	Description
10.22*

Employment Agreement between Registrant and Doug Thompson entered into as of December 30, 2020 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2020 (File No. 000-50972))

10.23*

Employment Agreement between Registrant and S. Chris Jacobsen entered into as of December 30, 2020 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2020 (File No. 000-50972))

10.24*

Employment Agreement between Registrant and Tonya Robinson entered into as of December 30, 2020 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2020 (File No. 000-50972))

10.25*

Employment Agreement between Registrant and Christopher C. Colson entered into as of March 31, 2021 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2021 (File No. 000- 50972))

10.26*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated March 31, 2021, with a retroactive effective date of March 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 31, 2021 (File No. 000-50972))

10.27*

Employment Agreement between Registrant and Regina A. Tobin entered into as of June 15, 2021 with an effective date of June 30, 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2021 (File No. 000- 50972))

10.28*

Employment Agreement between Registrant and Hernan E. Mujica entered into as of June 15, 2021 with an effective date of June 30, 2021 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2021 (File No. 000- 50972))

10.29

Second Amendment to Amended and Restated Credit Agreement dated as of May 4, 2021 by and among Texas Roadhouse, Inc. and the lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 4, 2021 (File No. 000-50972)

10.30*

Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2021 (File No. 000-50972))

10.31*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021 (File No. 000-50972))

10.32*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Officers) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021 (File No. 000-50972))

10.33*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Member of Board of Directors) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021 (File No. 000-50972))

10.34*

Separation Agreement between Registrant and Douglas W. Thompson entered into as of December 3, 2021 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated December 3, 2021(File No. 000-50972))

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
101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 28, 2021, filed February 25, 2022, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

TEXAS ROADHOUSE, INC.

By:	/s/ Gerald L. Morgan

President, Chief Executive
Officer, Director
Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald L. Morgan W. Gerald L. Morgan	President, Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2022

/s/ Tonya R. Robinson Tonya R. Robinson	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	February 25, 2022

/s/ Gregory N. Moore	Chairman of the Board, Director	February 25, 2022
Gregory N. Moore

/s/ Michael A. Crawford Michael A. Crawford	Director	February 25, 2022

/s/ Donna E. Epps	Director	February 25, 2022
Donna E. Epps

/s/ Curtis A. Warfield	Director	February 25, 2022
Curtis A. Warfield

/s/ Kathleen M. Widmer Kathleen M. Widmer	Director	February 25, 2022

/s/ James R. Zarley James R. Zarley	Director	February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the Company) as of December 28, 2021 and December 29, 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2021 and December 29, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Potential indicators of impairment of long-lived assets

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company assesses long-lived assets, primarily related to restaurants held and used in the business, including property and equipment and right-of-use assets, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant, or asset group, may not be recoverable. Trailing 12-month cash flows under predetermined amounts at the individual restaurant level are the Company’s primary indicator that the carrying amount of a restaurant may not be recoverable. Property and equipment, net of accumulated depreciation, and the operating lease right-of-use asset, net as of December 28, 2021 were $1,162.4 million and $578.4 million, respectively.

We identified the assessment of the Company’s determination of potential indicators of impairment of long-lived assets as a critical audit matter. Subjective auditor judgement was required to evaluate the events or circumstances indicating the carrying amount of an asset group may not be recoverable, including the determination of the cash flow thresholds and the utilization of the trailing 12-month cash flows to identify a potential impairment trigger.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment process, including controls relating to determination and identification of potential indicators of impairment. We evaluated the Company’s methodology of using trailing 12-month cash flow results under predetermined thresholds at the individual restaurant level as a potential indicator of impairment. Specifically, we evaluated the Company’s assessment of the factors considered, including the cash flows at the individual restaurant level and the cash flow thresholds used in the Company’s analysis. We tested that those restaurants with trailing 12-month cash flows were evaluated for potential impairment triggers and we compared the trailing 12-month cash flows to historical financial data. We also assessed other events and circumstances that could have been indicative of a potential impairment trigger by reviewing management’s development reports and related meeting minutes and the board of directors meeting minutes.

/s/ KPMG LLP

We have served as the Company’s auditor since 1998.

Louisville, Kentucky
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Texas Roadhouse, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2021 and December 29, 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Louisville, Kentucky
February 25, 2022

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 28, 2021	December 29, 2020
Assets
Current assets:
Cash and cash equivalents	$335,645	$363,155
Receivables, net of allowance for doubtful accounts of $17 at December 28, 2021 and $11 at December 29, 2020	161,358	98,418
Inventories, net	31,595	22,364
Prepaid income taxes	10,701	4,502
Prepaid expenses and other current assets	24,226	22,212
Total current assets	563,525	510,651
Property and equipment, net of accumulated depreciation of $869,375 at December 28, 2021 and $763,700 at December 29, 2020	1,162,441	1,088,623
Operating lease right-of-use assets, net	578,413	530,625
Goodwill	127,001	127,001
Intangible assets, net of accumulated amortization of $15,092 at December 28, 2021 and $14,341 at December 29, 2020	1,520	2,271
Other assets	79,052	65,990
Total assets	$2,511,952	$2,325,161
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$21,952	$19,271
Current maturities of long-term debt	—	50,000
Accounts payable	95,234	66,977
Deferred revenue-gift cards	300,657	232,812
Accrued wages and payroll taxes	64,716	51,982
Income taxes payable	85	2,859
Accrued taxes and licenses	33,375	24,751
Other accrued liabilities	86,125	57,666
Total current liabilities	602,144	506,318
Operating lease liabilities, net of current portion	622,892	572,171
Long-term debt	100,000	190,000
Restricted stock and other deposits	8,027	7,481
Deferred tax liabilities, net	11,734	2,802
Other liabilities	93,671	103,338
Total liabilities	1,438,468	1,382,110
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 69,382,418 and 69,561,861 shares issued and outstanding at December 28, 2021 and December 29, 2020, respectively)	69	70
Additional paid-in-capital	114,504	145,626
Retained earnings	943,551	781,915
Accumulated other comprehensive loss	—	(106)
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,058,124	927,505
Noncontrolling interests	15,360	15,546
Total equity	1,073,484	943,051
Total liabilities and equity	$2,511,952	$2,325,161

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2021	2020	2019
Revenue:
Restaurant and other sales	$3,439,176	$2,380,177	$2,734,177
Franchise royalties and fees	24,770	17,946	21,986
Total revenue	3,463,946	2,398,123	2,756,163
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	1,156,628	780,646	883,357
Labor	1,123,003	875,764	905,614
Rent	60,005	54,401	52,531
Other operating	517,808	403,726	418,448
Pre-opening	24,335	20,099	20,156
Depreciation and amortization	126,761	117,877	115,544
Impairment and closure, net	734	2,263	(899)
General and administrative	157,480	119,503	149,389
Total costs and expenses	3,166,754	2,374,279	2,544,140
Income from operations	297,192	23,844	212,023
Interest expense (income), net	3,663	4,091	(1,514)
Equity (loss) income from investments in unconsolidated affiliates	(637)	(500)	378
Income before taxes	292,892	19,253	213,915
Income tax expense (benefit)	39,578	(15,672)	32,397
Net income including noncontrolling interests	253,314	34,925	181,518
Less: Net income attributable to noncontrolling interests	8,020	3,670	7,066
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$245,294	$31,255	$174,452
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of ($36), ($40) and ($1), respectively	106	119	3
Total comprehensive income	$245,400	$31,374	$174,455
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$3.52	$0.45	$2.47
Diluted	$3.50	$0.45	$2.46
Weighted average shares outstanding:
Basic	69,709	69,438	70,509
Diluted	70,098	69,893	70,916
Cash dividends declared per share	$1.20	$0.36	$1.20

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 25, 2018	71,617,510	$72	$257,388	$688,337	$(228)	$945,569	$15,139	$960,708
Net income	—	—	—	174,452	—	174,452	7,066	181,518
Other comprehensive income, net of tax	—	—	—	—	3	3	—	3
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(6,357)	(6,357)
Acquisition of noncontrolling interest and other	—	—	(70)			(70)	(673)	(743)
Dividends declared ($1.20 per share)	—	—	—	(84,462)	—	(84,462)	—	(84,462)
Shares issued under share-based compensation plans including tax effects	617,395	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(209,408)	—	(12,471)	—	—	(12,471)	—	(12,471)
Repurchase of shares of common stock	(2,625,245)	(3)	(139,846)	—	—	(139,849)	—	(139,849)
Cumulative effect of adoption of ASC 842, Leases, net of tax	—	—	—	(2,678)	—	(2,678)	—	(2,678)
Share-based compensation	—	—	35,500	—	—	35,500	—	35,500
Balance, December 31, 2019	69,400,252	$69	$140,501	$775,649	$(225)	$915,994	$15,175	$931,169
Net income	—	—	—	31,255	—	31,255	3,670	34,925
Other comprehensive income, net of tax	—	—	—	—	119	119	—	119
Noncontrolling interests contribution	—	—	—	—	—	—	133	133
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,432)	(3,432)
Dividends declared ($0.36 per share)	—	—	—	(24,989)	—	(24,989)	—	(24,989)
Shares issued under share-based compensation plans including tax effects	615,181	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(201,163)	—	(11,684)	—	—	(11,684)	—	(11,684)
Repurchase of shares of common stock	(252,409)	—	(12,621)	—	—	(12,621)	—	(12,621)
Share-based compensation	—	—	29,431	—	—	29,431	—	29,431
Balance, December 29, 2020	69,561,861	$70	$145,626	$781,915	$(106)	$927,505	$15,546	$943,051
Net income	—	—	—	245,294	—	245,294	8,020	253,314
Other comprehensive income, net of tax	—	—	—	—	106	106	—	106
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(8,206)	(8,206)
Dividends declared ($1.20 per share)	—	—	—	(83,658)	—	(83,658)	—	(83,658)
Shares issued under share-based compensation plans including tax effects	595,534	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(190,045)	—	(17,628)	—	—	(17,628)	—	(17,628)
Repurchase of shares of common stock	(584,932)	(1)	(51,633)	—	—	(51,634)	—	(51,634)
Share-based compensation	—	—	38,139	—	—	38,139	—	38,139
Balance, December 28, 2021	69,382,418	$69	$114,504	$943,551	$—	$1,058,124	$15,360	$1,073,484

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	December 28,	December 29,	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interests	$253,314	$34,925	$181,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,761	117,877	115,544
Deferred income taxes	8,896	(19,932)	6,335
Loss on disposition of assets	3,167	3,144	5,885
Impairment and closure costs	673	2,290	(1,283)
Equity loss (income) from investments in unconsolidated affiliates	637	500	(378)
Distributions of income received from investments in unconsolidated affiliates	1,071	329	1,837
Provision for doubtful accounts	7	(1)	(22)
Share-based compensation expense	38,139	29,431	35,500
Changes in operating working capital:
Receivables	(62,399)	1,058	(5,774)
Inventories	(9,231)	(2,017)	(1,414)
Prepaid expenses and other current assets	(2,485)	(2,133)	(2,049)
Other assets	(13,918)	(12,698)	(12,823)
Accounts payable	27,730	490	407
Deferred revenue—gift cards	67,845	23,458	16,991
Accrued wages and payroll taxes	12,734	12,283	5,540
Prepaid income taxes and income taxes payable	(8,973)	372	5,554
Accrued taxes and licenses	8,624	(5,700)	5,802
Other accrued liabilities	20,352	4,099	(3,773)
Operating lease right-of-use assets and lease liabilities	5,553	4,635	5,826
Other liabilities	(9,671)	38,028	15,075
Net cash provided by operating activities	468,826	230,438	374,298
Cash flows from investing activities:
Capital expenditures—property and equipment	(200,692)	(154,401)	(214,340)
Acquisition of franchise restaurants, net of cash acquired	—	(10,580)	(1,536)
Proceeds from sale of property and equipment	—	1,709	1,056
Proceeds from sale leaseback transactions	5,588	2,167	—
Net cash used in investing activities	(195,104)	(161,105)	(214,820)
Cash flows from financing activities:
(Payments on) proceeds from revolving credit facility, net	(140,000)	240,000	—
Debt issuance costs	(708)	(641)	—
Proceeds from noncontrolling interest contribution	—	133	—
Distributions to noncontrolling interest holders	(8,206)	(3,432)	(6,357)
Acquisition of noncontrolling interest	—	—	(743)
Proceeds from (payments on) restricted stock and other deposits, net	602	(823)	62
Indirect repurchase of shares for minimum tax withholdings	(17,628)	(11,684)	(12,471)
Repurchase of shares of common stock	(51,634)	(12,621)	(139,849)
Dividends paid to shareholders	(83,658)	(24,989)	(102,366)
Net cash (used in) provided by financing activities	(301,232)	185,943	(261,724)
Net (decrease) increase in cash and cash equivalents	(27,510)	255,276	(102,246)
Cash and cash equivalents—beginning of period	363,155	107,879	210,125
Cash and cash equivalents—end of period	$335,645	$363,155	$107,879
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$3,186	$3,890	$738
Income taxes paid	$39,789	$3,776	$20,440
Capital expenditures included in current liabilities	$23,087	$14,808	$15,416

See accompanying notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

The accompanying Consolidated Financial Statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of December 28, 2021 and December 29, 2020 and for each of the years in the three-year period ended December 28, 2021.

As of December 28, 2021, we owned and operated 566 restaurants and franchised an additional 101 restaurants in 49 states and ten foreign countries. Of the 566 company restaurants that were operating at December 28, 2021, 546 were wholly-owned and 20 were majority-owned. Of the 101 franchise restaurants, 70 were domestic and 31 were international restaurants.

As of December 29, 2020, we owned and operated 537 restaurants and franchised an additional 97 restaurants in 49 states and ten foreign countries. Of the 537 company restaurants that were operating at December 29, 2020, 517 were wholly-owned and 20 were majority-owned. Of the 97 franchise restaurants, 69 were domestic and 28 were international restaurants.

Risks and Uncertainties

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which have limited capacity or seating in the dining rooms while others have allowed to-go or curbside service only. As of December 28, 2021, all of our domestic company and franchise locations were operating without restriction. As of December 29, 2020, all of our domestic company and franchise locations were operating their dining rooms under various limited capacity restrictions or were limited to outdoor and/or to-go or curbside service only.

As a result of these restrictions, we developed a hybrid operating model to accommodate our dining room restrictions together with enhanced to-go. We continue to see sales in our to-go program higher than pre-pandemic levels, even with dining rooms operating without restriction. We cannot predict how long we will continue to be impacted by the pandemic, the extent to which our dining rooms will have to close again or otherwise have limited seating, or if the increased sales in our to-go program will continue. The extent to which COVID-19 impacts our business, results of operations, or financial condition will depend on future developments which are outside of our control. This includes, without limitation, the efficacy and public acceptance of vaccination programs and/or testing mandates in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions or regulations on our operations. In addition, significant items subject to estimates and assumptions including the carrying amount of property and equipment, goodwill, and lease related assets could be impacted.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

As of December 28, 2021 and December 29, 2020, we owned a 5.0% to 10.0% equity interest in 24 restaurants. Additionally, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.

The unconsolidated restaurants were accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under equity (loss) income from investments in unconsolidated affiliates. The investment balance related to our joint venture agreement in China was fully impaired in 2021 as the related restaurants closed during the year. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(b) Fiscal Year

We utilize a 52 or 53 week accounting period that typically ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal years 2021 and 2020 were 52 weeks in length and fiscal year 2019 was 53 weeks in length. In fiscal year 2019, the 53rd week added $59.0 million to restaurant and other sales and $0.10 to $0.11 to diluted earnings per share in our consolidated statements of income and comprehensive income.

(c) Segment Reporting

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”), to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company’s operating segments have been identified in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 280, Segment Reporting.

Historically, the Company identified each restaurant as an operating segment and aggregated them into a single reportable segment. In 2021, due to a change in our management reporting structure, we have identified our concepts as separate operating segments. These operating segments include Texas Roadhouse, Bubba’s 33, Jaggers and our retail initiatives. In addition, we have identified Texas Roadhouse and Bubba’s 33 as reportable segments. This change did not have an impact on our consolidated operating results. For further discussion of segment reporting, see note 18.

(d) Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents also included receivables from credit card companies, which amounted to $26.4 million and $18.1 million at December 28, 2021 and December 29, 2020, respectively, because the balances are settled within two to three business days.

(e) Receivables

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

(f) Inventories

Inventories, consisting principally of food, beverages and supplies, are valued at the lower of cost (first-in, first-out) or net realizable value.

(g) Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed on property and equipment, including assets located on leased properties, over the shorter of the estimated useful lives of the related assets or the underlying lease term using the straight-line method. In most cases, assets on leased properties are

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

depreciated over a period of time which includes both the initial term of the lease and one or more option periods. See note 2(h) for further discussion of leases.

The estimated useful lives are:

Land improvements	10 - 25 years
Buildings and leasehold improvements	10 - 25 years
Furniture, fixtures and equipment	3 - 10 years

The cost of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived assets and included in Property and equipment, net.

Repairs and maintenance expense amounted to $31.7 million, $25.2 million and $27.9 million for the years ended December 28, 2021, December 29, 2020 and December 31, 2019, respectively. These costs are included in other operating costs in our consolidated statements of income and comprehensive income.

(h) Leases

We lease land and/or buildings for the majority of our restaurants under non-cancelable lease agreements which have initial terms and one or more option periods.  In addition, certain of these leases contain pre-determined fixed escalations of the minimum rent over the lease term.

We recognize operating lease right-of-use assets and operating lease liabilities for these leases based on the present value of the lease payments over the lease term.  The present value is based on our incremental borrowing rate which considers our credit rating for a secured or collateralized instrument. In addition, for those leases with fixed escalations, we recognize the related rent expense on a straight-line basis over the lease term.  See note 8 for further discussion of leases.

(i) Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is not subject to amortization and is evaluated for impairment on an annual basis, or sooner if an event or other circumstance indicates that goodwill may be impaired.  The annual assessment date is the first day of our fourth quarter.

ASC 350 requires that goodwill be tested for impairment at the reporting unit level, or the level of internal reporting that reflects the way in which an entity manages its businesses. A reporting unit is defined as an operating segment, or one level below an operating segment. Historically, we designated our operating segment and reporting unit to be at the same level which we defined to be the individual restaurant. In 2021, we changed the designation of our operating segment and reporting unit to be at the concept level. As a result of this change, we performed the goodwill impairment analysis at both the individual restaurant and concept level to substantiate that our goodwill was not impaired under either reporting unit definition.

As stated in ASC 350, an entity may first assess qualitative factors in order to determine if it is necessary to perform the quantitative test. In 2021, we elected to perform a qualitative assessment for our annual review of goodwill. This review included evaluating factors such as macroeconomic conditions, industry and market considerations, cost factors, changes in management or key personnel, sustained decreases in share price and the overall financial performance of the Company’s reporting units at both the individual restaurant and concept level. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of the fourth quarter that would require additional testing.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

In 2020, as a result of our annual goodwill impairment analysis, we recorded goodwill impairment of $1.1 million related to two reporting units. In 2019, we determined that there was no goodwill impairment. Refer to note 7 for additional information related to goodwill and intangible assets.

(j) Other Assets

Other assets consist primarily of deferred compensation plan assets, investments in unconsolidated affiliates and deposits. For further discussion of the deferred compensation plan, see note 15.

(k) Impairment or Disposal of Long-lived Assets

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

(l) Insurance Reserves

We self-insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability, and property insurance programs. We purchase insurance for individual claims that exceed the retention amounts listed below:

Employment practices liability/Class Action	$500,000	/	$2,500,000
Workers' compensation	$350,000
General liability	$1,000,000
Property	$250,000
Employee healthcare	$400,000

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

Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income. These costs and the company restaurant contribution amounted to $21.1 million, $13.8 million and $18.3 million for the years ended December 28, 2021, December 29, 2020 and December 31, 2019, respectively.

(p) Pre-opening Expenses

Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and are comprised principally of opening team and training team compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses.

(q) Use of Estimates

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenue and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principle (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, obligations related to insurance reserves, leases and leasehold

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

improvements, legal reserves, gift card breakage and third party fees and income taxes. Actual results could differ from those estimates.

(r) Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for reporting and the presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments which are excluded from net income under GAAP. Foreign currency translation adjustment represents the unrealized impact of translating the financial statements of our foreign investment. In 2021, we fully impaired our foreign investment and recognized the corresponding foreign currency translation adjustment of $0.1 million in net income.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(3) Revenue

The following table disaggregates our revenue by major source:

	Fiscal Year Ended
	December 28, 2021	December 29, 2020	December 31, 2019
Restaurant and other sales	$3,439,176	$2,380,177	$2,734,177
Franchise royalties	21,770	15,542	19,445
Franchise fees	3,000	2,404	2,541
Total revenue	$3,463,946	$2,398,123	$2,756,163

Restaurant sales include the sale of food and beverage products to our customers. We recognize this revenue when the products are sold. All sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of income and comprehensive income.

Other sales include the amortization of gift card breakage and fees associated with third party gift card sales. We record deferred revenue for gift cards that have been sold but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. For some of the gift cards that are sold, the likelihood of redemption is remote. When the likelihood of a gift card's redemption is determined to be remote, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed. We use historic gift card redemption patterns to determine when the likelihood of a gift card's redemption becomes remote. In the current year, a shift in our historic redemption pattern indicated that the percentage of gift cards sold that are not expected to be redeemed had changed from 4.0% to 4.5%. As a result, we adjusted the breakage recognized for all gift cards that had not been fully amortized and recorded a favorable breakage adjustment of $4.8 million.

In addition, we incur fees on all gift cards that are sold through third party retailers. These fees are also deferred and recorded consistent with the historic redemption pattern of the associated gift cards or on actual redemptions in periods where redemptions do not align with historic redemption patterns. For the years ended December 28, 2021, December 29, 2020 and December 31, 2019, we recognized gift card fees, net of gift card breakage income, of $6.1 million, $6.8 million and $9.1 million, respectively. Total deferred revenue related to our gift cards is included in deferred revenue-gift cards in our consolidated balance sheets and includes the full value of unredeemed gift cards less the amortized portion of the breakage rates and the unamortized portion of third party fees. As of December 28, 2021 and December 29, 2020, our deferred revenue balance related to gift cards was $300.7 million and $232.8 million, respectively. This change was primarily due to the sale of additional gift cards partially offset by the redemption of gift cards. We recognized restaurant sales of $140.1 million for the year ended December 28, 2021 related to the amount in deferred revenue as of December 29, 2020. We recognized restaurant sales of $115.5 million for the year ended December 29, 2020 related to the amount in deferred revenue as of December 31, 2019.

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

Franchise fees are all remaining fees from our franchisees including initial fees, upfront fees from international agreements, fees paid to our domestic marketing and advertising fund, and fees for supervisory and administrative services. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. These initial fees and renewal fees are deferred and recognized over the term of the agreement. We also enter into area development agreements for the development of international Texas Roadhouse restaurants. Upfront fees from

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

development agreements are deferred and recognized on a pro-rata basis over the term of the individual restaurant franchise agreement as restaurants under the development agreement are opened. Our domestic franchise agreement also requires our franchisees to remit 0.3% of sales to our system-wide marketing and advertising fund. These amounts are recognized as revenue as the corresponding franchise restaurant sales occur. Finally, we perform supervisory and administrative services for certain franchise restaurants for which we receive management fees, which are recognized as the services are performed. Total deferred revenue related to our franchise agreements is included in other liabilities in our consolidated balance sheets and was $1.9 million as of December 28, 2021 and December 29, 2020. We recognized revenue of $0.3 million and $0.4 million for the years ended December 28, 2021 and December 29, 2020, respectively, related to the amounts in deferred revenue as of December 29, 2020 and December 31, 2019, respectively.

(4) Acquisitions

In 2021, we did not acquire any franchise restaurants. In 2020, we separately acquired two franchise restaurants. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $10.6 million. These transactions were accounted for using the purchase method as defined in ASC 805, Business Combinations. These acquisitions generated goodwill of $3.3 million, which is not amortizable for book purposes, but is deductible for tax purposes. The goodwill was assigned to the Texas Roadhouse reportable segment. We also acquired an intangible reacquired franchise right asset of $1.6 million which will be amortized over 3.4 years based on the remaining term of the franchise agreement.

(5) Long-term Debt

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

The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, in each case depending on our leverage ratio. The agreement also provides an Alternate Base Rate that may be substituted for LIBOR.

As of December 28, 2021, we had $100.0 million outstanding on the amended revolving credit facility and $189.1 million of availability, net of $10.9 million of outstanding letters of credit. This outstanding amount is included as long-term debt on our consolidated balance sheet.

As of December 29, 2020, we had $190.0 million outstanding on the original revolving credit facility which is included as long-term debt on our consolidated balance sheet. In addition, we had $50.0 million outstanding on the incremental revolving credit facility which is included as current maturities of long-term debt on our consolidated balance sheet.

The weighted-average interest rate for the $100.0 million outstanding as of December 28, 2021 was 0.98%. The weighted-average interest rate for the $240.0 million of combined borrowings as of December 29, 2020 was 1.98%.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The lenders’ obligation to extend credit pursuant to the amended revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of December 28, 2021 and December 29, 2020.

(6) Property and Equipment, Net

Property and equipment were as follows:

	December 28,	December 29,
	2021	2020
Land and improvements	$144,182	$143,482
Buildings and leasehold improvements	1,092,776	1,003,014
Furniture, fixtures and equipment	732,160	661,878
Construction in progress	50,809	32,362
Liquor licenses	11,889	11,587
	2,031,816	1,852,323
Accumulated depreciation and amortization	(869,375)	(763,700)
	$1,162,441	$1,088,623

For the years ended December 28, 2021 and December 29, 2020, the amount of interest capitalized in connection with restaurant construction was $0.2 million and $0.3 million, respectively. There was no interest capitalized in connection with restaurant construction for the year ended December 31, 2019.

(7) Goodwill and Intangible Assets

All of our goodwill and intangible assets reside within the Texas Roadhouse reportable segment. The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 31, 2019 (1)	$124,748	$1,234
Additions	3,329	1,600
Amortization expense	—	(563)
Disposals and other, net	—	—
Impairment	(1,076)	—
Balance as of December 29, 2020	$127,001	$2,271
Additions	—	—
Amortization expense	—	(751)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 28, 2021	$127,001	$1,520
(1)	Net of $4.8 million of accumulated goodwill impairment losses.

Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 28, 2021 were $16.6 million and $15.1 million, respectively. As of December 29, 2020, the gross carrying amount and accumulated amortization of the intangible assets was $16.6 million and $14.3 million, respectively. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by restaurant. Amortization expense for the next five years is expected to range from $0.1 million to $0.7 million. Refer to note 4 for discussion of the acquisitions completed for the year ended December 29, 2020.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(8) Leases

We recognize right-of-use assets and lease liabilities for both real estate and equipment leases that have a term in excess of one year. As of December 28, 2021 and December 29, 2020, these amounts were as follows:

	As of December 28, 2021
	Real estate	Equipment	Total
Operating lease right-of-use assets	$574,356	$4,057	$578,413

Current portion of operating lease liabilities	20,577	1,375	21,952
Operating lease liabilities, net of current portion	620,210	2,682	622,892
Total operating lease liabilities	$640,787	$4,057	$644,844

	As of December 29, 2020
	Real estate	Equipment	Total
Operating lease right-of-use assets	$526,746	$3,879	$530,625

Current portion of operating lease liabilities	17,850	1,421	19,271
Operating lease liabilities, net of current portion	569,713	2,458	572,171
Total operating lease liabilities	$587,563	$3,879	$591,442

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Information related to our real estate operating leases as of and for the fiscal year ended December 28, 2021 and December 29, 2020 was as follows:

	Fiscal Year Ended
Real estate costs	December 28, 2021	December 29, 2020
Operating lease	$62,430	$58,425
Variable lease	3,767	1,479
Short-term lease	—	90
Total lease costs	$66,197	$59,994

Real estate lease liabilities maturity analysis		As of December 28, 2021
2022		$60,958
2023		61,235
2024		61,313
2025		59,313
2026		59,187
Thereafter		810,475
Total		$1,112,481
Less interest		471,694
Total discounted operating lease liabilities		$640,787

	Fiscal Year Ended
Real estate leases other information	December 28, 2021	December 29, 2020
Cash paid for amounts included in measurement of operating lease liabilities	$57,040	$52,904
Right-of-use assets obtained in exchange for new operating lease liabilities	$68,921	$50,322
Weighted-average remaining lease term (years)	17.88	17.78
Weighted-average discount rate	6.46%	6.71%

Operating lease payments exclude $13.7 million of future minimum lease payments for executed real estate leases of which we have not yet taken possession. In addition to the above operating leases, as of December 28, 2021, we had two finance leases with a right-of-use asset balance and lease liability balance of $2.2 million and $2.7 million, respectively. As of December 29, 2020, we had one finance lease with a right-of-use asset balance and lease liability balance of $1.7 million and $2.1 million, respectively. The right-of-use asset balance is included as a component of other assets and the lease liability balance as a component of other liabilities in the consolidated balance sheets.

In 2021, we entered into three sale leaseback transactions involving land that had recently been acquired. These sales generated proceeds of $5.6 million and no gain or loss was recognized on the transactions. The resulting operating leases are included in the operating lease right-of-use assets and lease liabilities noted above.

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

Certain of our operating leases contain predetermined fixed escalations of the minimum rent over the lease term. For these leases, we recognize the related total rent expense on a straight-line basis over the lease term. We may receive rent concessions or leasehold improvement incentives upon opening a restaurant that is subject to a lease which we consider when determining straight-line rent expense. We also may receive rent holidays, which would begin on the possession date and end when the store opens, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight-line rent expense. In recognizing straight-line rent expense, we record the difference between amounts charged to operations and amounts paid as accrued rent. Straight-line rent expense is included as an operating lease cost in the table above.

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

(9) Income Taxes

Components of our income tax expense (benefit) for the years ended December 28, 2021, December 29, 2020 and December 31, 2019 are as follows:

	Fiscal Year Ended
	December 28, 2021	December 29, 2020	December 31, 2019
Current:
Federal	$16,700	$(648)	$15,643
State	13,539	4,505	10,050
Foreign	443	403	369
Total current	30,682	4,260	26,062
Deferred:
Federal	7,391	(16,859)	4,396
State	1,505	(3,073)	1,939
Total deferred	8,896	(19,932)	6,335
Income tax expense (benefit)	$39,578	$(15,672)	$32,397

Our pre-tax income is substantially derived from domestic restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

A reconciliation of the statutory federal income tax rate to our effective tax rate for December 28, 2021, December 29, 2020 and December 31, 2019 is as follows:

	Fiscal Year Ended
	December 28, 2021	December 29, 2020	December 31, 2019
Tax at statutory federal rate	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.8	3.6	3.8
FICA tip tax credit	(9.3)	(92.5)	(9.4)
Work opportunity tax credit	(1.2)	(12.4)	(1.5)
Stock compensation	(1.5)	(2.3)	(0.1)
Net income attributable to noncontrolling interests	(0.5)	(3.0)	(0.6)
Officers compensation	1.1	2.6	1.2
Other	0.1	1.6	0.7
Total	13.5%	(81.4)%	15.1%

Our effective tax rate increased to 13.5% compared to an effective tax rate benefit of 81.4% in 2020. The increase was primarily due to the significant increase in pre-tax income. In 2020, our FICA tip and Work opportunity tax credits exceeded our federal tax liability which resulted in a tax rate benefit.

Our effective tax rate was a benefit 81.4% in 2020 compared to expense of 15.1% in 2019. This was primarily due to the impact of FICA tip and Work opportunity tax credits on lower pre-tax income. Although these credits exceeded our federal tax liability in 2020, we expect to utilize these credits in future years.

Components of deferred tax liabilities, net are as follows:

	December 28, 2021	December 29, 2020
Deferred tax assets:
Deferred revenue—gift cards	$24,056	$26,692
Insurance reserves	6,407	5,998
Deferred payroll taxes	5,995	5,995
Other reserves	1,077	705
Share-based compensation	6,040	5,621
Operating lease liabilities	160,638	146,803
Deferred compensation	16,233	12,778
Tax credit carryforwards	3,618	10,360
Other assets	2,801	2,119
Total deferred tax asset	226,865	217,071
Deferred tax liabilities:
Property and equipment	(75,022)	(71,263)
Goodwill and intangibles	(7,742)	(6,896)
Operating lease right-of-use asset	(144,153)	(131,718)
Other liabilities	(11,682)	(9,996)
Total deferred tax liability	(238,599)	(219,873)
Net deferred tax liability	$(11,734)	$(2,802)

As of December 28, 2021 and December 29, 2020, we had tax credit carryforwards of $3.6 million and $10.4 million, respectively, primarily related to FICA tip and Work opportunity tax credit carryforwards that exceeded credit limitations. These federal carryforwards expire in 2041. We expect to generate sufficient earnings in future periods and/or may implement tax planning strategies that would allow us to fully utilize these credits. As such, we have not

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

provided any valuation allowances for these credits, or any of our other deferred tax assets, as their realization is more likely than not.

A reconciliation of the beginning and ending liability for unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

Balance at December 31, 2019	$1,546
Additions to tax positions related to prior years	148
Additions to tax positions related to current year	389
Reductions due to statute expiration	(421)
Reductions due to exam settlements	—
Balance at December 29, 2020	1,662
Additions to tax positions related to prior years	49
Additions to tax positions related to current year	413
Reductions due to statute expiration	(160)
Reductions due to exam settlement	(436)
Balance at December 28, 2021	$1,528

As of December 28, 2021 and December 29, 2020, the total amount of accrued penalties and interest related to uncertain tax provisions was recognized as a part of income tax expense and these amounts were not material.

All entities for which unrecognized tax benefits exist as of December 28, 2021 possess a December tax year-end. As a result, as of December 28, 2021, the tax years ended December 29, 2020, December 31, 2019 and December 25, 2018 remain subject to examination by all tax jurisdictions. As of December 28, 2021, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 28, 2021, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 27, 2022.

(10) Preferred Stock

Our Board of Directors is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 28, 2021 and December 29, 2020.

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

In response to the impact of the pandemic on our restaurant operations, on March 17, 2020, we suspended all share repurchase activity. We resumed share repurchases on August 2, 2021. For the year ended December 28, 2021, we paid $51.6 million to repurchase 584,932 shares of our common stock. For the year ended December 29, 2020, we paid $12.6 million to repurchase 252,409 shares of our common stock. As of December 28, 2021, we had $96.1 million remaining under our authorized stock repurchase program.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(12) Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding. The diluted earnings per share calculations show the effect of the weighted-average restricted stock units outstanding from our equity incentive plans. Performance stock units are not included in the diluted earnings per share calculation until the performance-based criteria have been met. See note 14 for further discussion of our equity incentive plans. For the years ended December 28, 2021, December 29, 2020, and December 31, 2019, the shares of non-vested stock that were not included because they would have had an anti-dilutive effect were not significant.

The following table sets forth the calculation of earnings per share and weighted average shares outstanding as presented in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2021	2020	2019
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$245,294	$31,255	$174,452
Basic EPS:
Weighted-average common shares outstanding	69,709	69,438	70,509
Basic EPS	$3.52	$0.45	$2.47
Diluted EPS:
Weighted-average common shares outstanding	69,709	69,438	70,509
Dilutive effect of nonvested stock	389	455	407
Shares-diluted	70,098	69,893	70,916
Diluted EPS	$3.50	$0.45	$2.46

(13) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 28, 2021 and December 29, 2020 was $135.0 million and $95.9 million, respectively.

As of December 28, 2021 and December 29, 2020, we are contingently liable for $12.2 million and $13.0 million, respectively, for seven leases listed in the table below. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of December 28, 2021 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

During the year ended December 28, 2021, we bought most of our beef from three suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(14) Share-based Compensation

On May 13, 2021, our stockholders approved the Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of various forms of equity awards including options, stock appreciation rights, full value awards, and performance-based awards. This Plan replaced the 2013 Long-Term Incentive Plan and no subsequent awards will be granted under the 2013 Plan.

The Company provides restricted stock units (“RSUs”) to employees as a form of share-based compensation. An RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. In addition to RSUs, the Company provides performance stock units ("PSUs") to executives as a form of share-based compensation. A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement. The following table summarizes the share-based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2021	2020	2019
Labor expense	$10,323	$10,081	$9,032
General and administrative expense	27,816	19,350	26,468
Total share-based compensation expense	$38,139	$29,431	$35,500

Share-based compensation activity by type of grant as of December 28, 2021 and changes during the period then ended are presented below. We recognize expense for RSUs and PSUs over the vesting term based on the grant date fair value of the award. We do not estimate forfeitures as we record them as they occur.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 29, 2020	793,563	$56.37
Granted	437,996	91.68
Forfeited	(83,041)	66.63
Vested	(590,335)	56.40
Outstanding at December 28, 2021	558,183	$82.52	0.8	$50,036

As of December 28, 2021, with respect to unvested RSUs, there was $20.5 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.8 years. The vesting terms of the RSUs range from 1.0 to 5.0 years. The total intrinsic value of RSUs vested during the years ended December 28, 2021, December 29, 2020 and December 31, 2019 was $54.7 million, $30.5 million and $27.8 million, respectively. The excess tax benefit associated with vested RSUs for the years ended December 28, 2021, December 29, 2020 and December 31, 2019 was $4.3 million, $0.4 million and $0.3 million, respectively, which was recognized in the income tax provision.

Summary Details for PSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 29, 2020	79,000	$55.98
Granted	92,500	81.64
Performance shares adjustment (1)	(73,801)	55.98
Forfeited	(60,548)	66.45
Vested	(5,199)	55.98
Outstanding at December 28, 2021	31,952	$86.22	0.1	$2,864
(1)	Adjustment to actual payout amount of 6.58% from the January 2020 PSU grant that vested in January 2021.

We grant PSUs to certain of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period. Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period. For each grant, PSUs vest after meeting the performance and service conditions. The total intrinsic value of PSUs vested during the years ended December 28, 2021, December 29, 2020 and December 31, 2019 was $0.4 million, $5.4 million and $8.8 million, respectively.

On January 8, 2022, 60,026 shares vested related to the January 2021 PSU grant and are expected to be distributed during the 13 weeks ending March 29, 2022. As of December 28, 2021, with respect to unvested PSUs, the amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.1 year was not

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

significant. There was no allowable excess tax benefit associated with vested PSUs for the years ended December 28, 2021, December 29, 2020 and December 31, 2019.

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the year ended December 28, 2021.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 28, 2021	December 29, 2020
Deferred compensation plan—assets	1	$67,512	$55,633
Deferred compensation plan—liabilities	1	$(67,431)	$(55,614)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total loss
				Fiscal Year Ended
		December 28,	December 29,	December 28,	December 29,
	Level	2021	2020	2021	2020
Long-lived assets held for sale	3	$1,175	$1,645	$(470)	$(432)
Goodwill	3	$—	$2,625	$—	$(1,076)
Investments in unconsolidated affiliates	3	$—	$1,531	$(1,531)	$(1,091)

Long-lived assets held for sale include land and building at a site that was relocated and had a carrying amount of $1.2 million and $1.6 million as of December 28, 2021 and December 29, 2020, respectively. These assets are included in prepaid expenses and other current assets in our consolidated balance sheets. These are valued using a Level 3 input, i.e., information from broker listings. We recorded a loss of $0.5 million and $0.4 million for the years ended December 28, 2021 and December 29, 2020, respectively, which is included in impairment and closure, net in our consolidated statements of income and comprehensive income.

 Goodwill includes two restaurants whose carrying amounts were determined to be in excess of their fair values as part of our annual goodwill impairment assessment in 2020 and had a carrying amount of $2.6 million as of December

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

29, 2020. In determining the fair value, multiple valuation approaches were utilized which considered the historical results and anticipated future trends of operations for these restaurants. We consider this a Level 3 input.

Investments in unconsolidated affiliates include a 40% equity interest in a joint venture in China that had a carrying amount of zero and $1.5 million as of December 28, 2021 and December 29, 2020, respectively. We recorded a loss of $1.5 million and $1.1 million for the years ended December 28, 2021 and December 29, 2020, respectively, which is included in equity (loss) income from investments in unconsolidated affiliates in our consolidated statements of income and comprehensive income. This joint venture included four non-Texas Roadhouse restaurants, all of which closed in 2021.

At December 28, 2021 and December 29, 2020, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At December 28, 2021 and December 29, 2020, the fair value of our amended revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

(16) Impairment and Closure Costs

We recorded impairment and closure costs of $0.7 million, $2.3 million and ($0.9) million for the years ended December 28, 2021, December 29, 2020 and December 31, 2019, respectively.

Impairment and closure costs in 2021 included $0.7 million related to the impairment of the fixed assets and operating lease right-of-use assets at two restaurants, both of which have relocated or are scheduled to be relocated.

Impairment and closure costs in 2020 included $1.2 million related to the impairment of the fixed assets and operating lease right-of-use assets at four restaurants, all of which have relocated. In addition, in 2020, we recorded goodwill impairment of $1.1 million related to two restaurants.

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

(17) Related Party Transactions

As of December 28, 2021, December 29, 2020 and December 31, 2019, we had three franchise restaurants and one majority-owned company restaurant owned in part by current officers of the Company. These franchise entities paid us fees of $1.7 million, $0.9 million and $0.7 million as of December 28, 2021, December 29, 2020, and December 31, 2019, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(18) Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba's 33, Jaggers, and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba's 33. The Texas Roadhouse reportable segment includes the results of our domestic company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our domestic company Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, Corporate-related segment assets, depreciation and amortization, and capital expenditures are also included in Other.

Management uses restaurant margin as the measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives. Restaurant margin is used by our CODM to evaluate restaurant-level operating efficiency and performance.

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

Restaurant and other sales for all operating segments are derived primarily from food and beverage sales. We do not rely on any major customer as a source of sales and the customers and assets of our reportable segments are located predominantly in the United States. There are no material transactions between reportable segments.

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended December 28, 2021
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,253,889	$174,355	$10,932	$3,439,176
Restaurant operating costs (excluding depreciation and amortization)	2,701,850	145,493	10,101	2,857,444
Restaurant margin	$552,039	$28,862	$831	$581,732

Depreciation and amortization	$105,079	$12,700	$8,982	$126,761
Segment assets	1,874,620	179,856	457,476	2,511,952
Capital expenditures	167,746	23,408	9,538	200,692

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

	Fiscal Year Ended December 29, 2020
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,267,815	$106,981	$5,381	$2,380,177
Restaurant operating costs (excluding depreciation and amortization)	2,011,517	98,565	4,455	2,114,537
Restaurant margin	$256,298	$8,416	$926	$265,640

Depreciation and amortization	$98,485	$12,036	$7,356	$117,877
Segment assets	1,714,873	159,753	450,535	2,325,161
Capital expenditures	127,162	13,833	13,406	154,401

	Fiscal Year Ended December 31, 2019
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,612,433	$117,610	$4,134	$2,734,177
Restaurant operating costs (excluding depreciation and amortization)	2,156,859	99,561	3,530	2,259,950
Restaurant margin	$455,574	$18,049	$604	$474,227

Depreciation and amortization	$96,013	$12,063	$7,468	$115,544
Capital expenditures	164,644	25,108	24,588	214,340

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest expense (income) and equity (loss) income from investments in unconsolidated affiliates to reportable segments.

	Fiscal Year Ended
	December 28, 2021	December 29, 2020	December 31, 2019
Restaurant margin	581,732	265,640	474,227

Add:
Franchise royalties and fees	24,770	17,946	21,986

Less:
Pre-opening	24,335	20,099	20,156
Depreciation and amortization	126,761	117,877	115,544
Impairment and closure, net	734	2,263	(899)
General and administrative	157,480	119,503	149,389
Income from operations	$297,192	$23,844	$212,023

(1

(19) Subsequent Events

On December 29, 2021, the first day of our 2022 fiscal year, we completed the acquisition of seven franchise restaurants.  Pursuant to the terms of the acquisition agreements, we paid an aggregate purchase price of approximately $27.0 million.  We expect to complete the preliminary purchase price allocations relating to these transactions in the first quarter of fiscal 2022.