Form 10-Q
period 2022-03-29
Texas Roadhouse, Inc.
filed 2022-05-06
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2022

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

The number of shares of common stock outstanding were 68,167,949 on April 27, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 29, 2022	December 28, 2021
Assets
Current assets:
Cash and cash equivalents	$325,723	$335,645
Receivables, net of allowance for doubtful accounts of $29 at March 29, 2022 and $17 at December 28, 2021	45,152	161,358
Inventories, net	30,043	31,595
Prepaid income taxes	2,668	10,701
Prepaid expenses and other current assets	22,401	24,226
Total current assets	425,987	563,525
Property and equipment, net of accumulated depreciation of $896,035 at March 29, 2022 and $869,375 at December 28, 2021	1,181,707	1,162,441
Operating lease right-of-use assets, net	605,146	578,413
Goodwill	144,334	127,001
Intangible assets, net of accumulated amortization of $15,764 at March 29, 2022 and $15,092 at December 28, 2021	6,848	1,520
Other assets	73,298	79,052
Total assets	$2,437,320	$2,511,952
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$23,845	$21,952
Accounts payable	100,093	95,234
Deferred revenue-gift cards	221,479	300,657
Accrued wages and payroll taxes	79,834	64,716
Income taxes payable	3,500	85
Accrued taxes and licenses	33,690	33,375
Other accrued liabilities	79,333	86,125
Total current liabilities	541,774	602,144
Operating lease liabilities, net of current portion	649,069	622,892
Long-term debt	100,000	100,000
Restricted stock and other deposits	8,167	8,027
Deferred tax liabilities, net	14,154	11,734
Other liabilities	88,897	93,671
Total liabilities	1,402,061	1,438,468
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 68,459,769 and 69,382,418 shares issued and outstanding at March 29, 2022 and December 28, 2021, respectively)	68	69
Additional paid-in-capital	32,754	114,504
Retained earnings	986,958	943,551
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,019,780	1,058,124
Noncontrolling interests	15,479	15,360
Total equity	1,035,259	1,073,484
Total liabilities and equity	$2,437,320	$2,511,952

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 29, 2022	March 30, 2021
Revenue:
Restaurant and other sales	$980,972	$794,923
Franchise royalties and fees	6,514	5,706
Total revenue	987,486	800,629
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	337,396	251,482
Labor	321,871	258,036
Rent	16,368	14,452
Other operating	144,154	123,379
Pre-opening	4,291	4,268
Depreciation and amortization	33,620	30,869
Impairment and closure, net	(646)	504
General and administrative	40,294	36,712
Total costs and expenses	897,348	719,702
Income from operations	90,138	80,927
Interest expense, net	397	1,460
Equity income (loss) from investments in unconsolidated affiliates	334	(217)
Income before taxes	$90,075	$79,250
Income tax expense	12,747	12,820
Net income including noncontrolling interests	77,328	66,430
Less: Net income attributable to noncontrolling interests	2,126	2,280
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$75,202	$64,150
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax of $- and $4, respectively	—	(12)
Total comprehensive income	$75,202	$64,138
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.09	$0.92
Diluted	$1.08	$0.91
Weighted average shares outstanding:
Basic	69,086	69,637
Diluted	69,373	70,137
Cash dividends declared per share	$0.46	$—

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended March 29, 2022
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 28, 2021	69,382,418	$69	$114,504	$943,551	$—	$1,058,124	$15,360	$1,073,484
Net income	—	—	—	75,202	—	75,202	2,126	77,328
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,007)	(2,007)
Dividends declared ($0.46 per share)	—	—	—	(31,795)	—	(31,795)	—	(31,795)
Shares issued under share-based compensation plans including tax effects	204,968	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(66,999)	—	(6,166)	—	—	(6,166)	—	(6,166)
Repurchase of shares of common stock	(1,060,618)	(1)	(84,704)	—	—	(84,705)	—	(84,705)
Share-based compensation	—	—	9,120	—	—	9,120	—	9,120
Balance, March 29, 2022	68,459,769	$68	$32,754	$986,958	$—	$1,019,780	$15,479	$1,035,259

	For the 13 Weeks Ended March 30, 2021
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 29, 2020	69,561,861	$70	$145,626	$781,915	$(106)	$927,505	$15,546	$943,051
Net income	—	—	—	64,150	—	64,150	2,280	66,430
Other comprehensive loss, net of tax	—	—	—	—	(12)	(12)	—	(12)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,429)	(1,429)
Shares issued under share-based compensation plans including tax effects	269,918	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(89,259)	—	(7,930)	—	—	(7,930)	—	(7,930)
Share-based compensation	—	—	9,908	—	—	9,908	—	9,908
Balance, March 30, 2021	69,742,520	$70	$147,604	$846,065	$(118)	$993,621	$16,397	$1,010,018

See accompanying notes to condensed consolidated financial statements

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 29, 2022	March 30, 2021
Cash flows from operating activities:
Net income including noncontrolling interests	$77,328	$66,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,620	30,869
Deferred income taxes	2,630	1,025
Loss on disposition of assets	1,151	324
Impairment and closure costs	26	494
Equity (income) loss from investments in unconsolidated affiliates	(334)	217
Distributions of income received from investments in unconsolidated affiliates	332	122
Provision for doubtful accounts	12	9
Share-based compensation expense	9,120	9,908
Changes in operating working capital:
Receivables	116,419	60,791
Inventories	1,820	(998)
Prepaid expenses and other current assets	651	874
Other assets	5,756	(2,786)
Accounts payable	6,275	19,937
Deferred revenue—gift cards	(80,009)	(50,454)
Accrued wages and payroll taxes	15,118	17,896
Prepaid income taxes and income taxes payable	11,447	11,055
Accrued taxes and licenses	315	7,559
Other accrued liabilities	(10,676)	(643)
Operating lease right-of-use assets and lease liabilities	1,542	1,520
Other liabilities	(4,774)	3,864
Net cash provided by operating activities	187,769	178,013
Cash flows from investing activities:
Capital expenditures—property and equipment	(49,029)	(38,666)
Acquisition of franchise restaurants, net of cash acquired	(26,437)	—
Proceeds from sale of property and equipment	2,188	—
Proceeds from sale leaseback transactions	—	2,192
Net cash used in investing activities	(73,278)	(36,474)
Cash flows from financing activities:
Distributions to noncontrolling interest holders	(2,007)	(1,429)
Proceeds from restricted stock and other deposits, net	260	311
Indirect repurchase of shares for minimum tax withholdings	(6,166)	(7,930)
Repurchase of shares of common stock	(84,705)	—
Dividends paid to shareholders	(31,795)	—
Net cash used in financing activities	(124,413)	(9,048)
Net (decrease) increase in cash and cash equivalents	(9,922)	132,491
Cash and cash equivalents—beginning of period	335,645	363,155
Cash and cash equivalents—end of period	$325,723	$495,646
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$381	$1,195
Income taxes (refunded) paid	$(1,317)	$740
Capital expenditures included in current liabilities	$25,006	$14,519

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of March 29, 2022 and December 28, 2021 and for the 13 weeks ended March 29, 2022 and March 30, 2021.

As of March 29, 2022, we owned and operated 576 restaurants and franchised an additional 96 restaurants in 49 states and ten foreign countries. Of the 576 company restaurants that were operating at March 29, 2022, there were 556 wholly-owned restaurants and 20 majority-owned restaurants. Of the 96 franchise restaurants, there were 63 domestic restaurants and 33 international restaurants.

As of March 30, 2021, we owned and operated 540 restaurants and franchised an additional 97 restaurants in 49 states and ten foreign countries. Of the 540 company restaurants that were operating at March 30, 2021, there were 520 wholly-owned restaurants and 20 majority-owned restaurants. Of the 97 franchise restaurants, there were 69 domestic restaurants and 28 international restaurants.

The Company has been subject to risks and uncertainties as a result of the global COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which limited capacity or seating in the dining rooms while others allowed to-go or curbside service only. As of March 29, 2022, all of our domestic company and franchise locations were operating without restriction. As of March 30, 2021, all of our domestic company and franchise locations had re-opened their dining rooms, many of which were operating under various limited capacity restrictions.

As of March 29, 2022 and March 30, 2021, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of March 30, 2021, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.

The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income (loss) from investments in unconsolidated affiliates. The investment balance related to our joint venture agreement in China was fully impaired in late 2021 as the related restaurants closed. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 weeks ended March 29, 2022 are not necessarily indicative of the results that may be expected for the year ending December 27, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2021.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2) Recent Accounting Pronouncements

Reference Rate Reform

(Accounting Standards Update 2020-04, "ASU 2020-04")

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective upon issuance to modifications made as early as the beginning of the interim period through December 31, 2022. We are currently assessing the impact of this new standard on our condensed consolidated financial statements.

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

As of March 29, 2022 and December 28, 2021, we had $100.0 million outstanding on the amended revolving credit facility and $189.1 million of availability, net of $10.9 million of outstanding letters of credit. As of March 30, 2021, we had $240.0 million outstanding on the revolving credit facility prior to the May 4, 2021 amendment. These outstanding amounts are included as long-term debt on our unaudited condensed consolidated balance sheets.

The weighted-average interest rate for the $100.0 million outstanding as of March 29, 2022 was 1.20%. The weighted-average interest rate for the $240.0 million outstanding as of March 30, 2021 was 1.95%.

The lenders’ obligation to extend credit pursuant to the amended revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of March 29, 2022.

(4) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks ended
	March 29, 2022	March 30, 2021
Restaurant and other sales	$980,972	$794,923
Franchise royalties	5,699	4,973
Franchise fees	815	733
Total revenue	$987,486	$800,629

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third party retailers. When gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third party fees consistent with the historic redemption pattern of the associated gift card or on actual redemptions in periods where redemptions do not align with historic redemption patterns. We recognize these amounts as a component of other sales. As of March 29, 2022 and December 28, 2021, our deferred revenue balance related to gift cards was $221.5 million and $300.7 million, respectively. We recognized sales of $102.1 million for the 13 weeks ended March 29, 2022 related to the amount in deferred revenue as of December 28, 2021. We recognized sales of $71.4 million for the 13 weeks ended March 30, 2021 related to the amount in deferred revenue as of December 29, 2020.

(5) Income Taxes

For the 13 weeks ended March 29, 2022 and March 30, 2021, we recognized income tax expense using an estimated effective annual tax rate. This resulted in an effective tax rate of 14.2% and 16.2% for the 13 weeks ended March 29, 2022 and March 30, 2021, respectively. The reduction in our tax rate was primarily driven by an increase in FICA Tip and Work Opportunity tax credits partially offset by a decrease in the tax benefit for stock compensation.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at March 29, 2022 and December 28, 2021 was $160.3 million and $135.0 million, respectively.

As of March 29, 2022 and December 28, 2021, we were contingently liable for $12.0 million and $12.2 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 29, 2022 and December 28, 2021 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 weeks ended March 29, 2022, we bought most of our beef from four suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Acquisitions

On December 29, 2021, we completed the acquisition of seven franchised Texas Roadhouse restaurants located in South Carolina and Georgia. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $26.4 million, net of cash acquired. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share. The transactions were accounted for using the acquisition method as defined in Accounting Standards Codification ("ASC") 805, Business Combinations.

The following table summarizes the consideration paid (in thousands) for the acquisitions, and the estimated fair value of the assets acquired, and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through March 29, 2022.

Inventory	$268
Other assets	211
Property and equipment	3,456
Goodwill	17,333
Intangible assets	6,000
Current liabilities	(831)
$26,437

The aggregate purchase prices are preliminary as the Company is finalizing working capital adjustments. Intangible assets represent reacquired franchise rights which will be amortized over a weighted-average useful life of 3.5 years. We expect all of the goodwill and intangible asset amortization will be deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

Pro forma operating results for the 13 weeks ended March 29, 2022 have not been presented as the results of the acquired restaurants are not material to our unaudited condensed consolidated financial position, results of operations or cash flows.

(8)   Related Party Transactions

As of March 29, 2022 and March 30, 2021, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. The franchise entities paid us fees of $0.4 million for both of the 13 week periods ended March 29, 2022 and March 30, 2021.

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

For the 13 weeks ended March 29, 2022, there were 29,887 weighted-average shares of nonvested stock that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect. For the 13 weeks ended March 30, 2021, there were 4,827 weighted-average shares of nonvested stock that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 29, 2022	March 30, 2021
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$75,202	$64,150
Basic EPS:
Weighted-average common shares outstanding	69,086	69,637
Basic EPS	$1.09	$0.92
Diluted EPS:
Weighted-average common shares outstanding	69,086	69,637
Dilutive effect of nonvested stock	287	500
Shares-diluted	69,373	70,137
Diluted EPS	$1.08	$0.91

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 29, 2022.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 29, 2022	December 28, 2021
Deferred compensation plan—assets	1	$61,996	$67,512
Deferred compensation plan—liabilities	1	$(61,839)	$(67,431)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total gain (loss)
				13 Weeks Ended
		March 29,	December 28,	March 29,	March 30,
	Level	2022	2021	2022	2021
Long-lived assets held for sale	3	$—	$1,175	$690	$(470)
Investments in unconsolidated affiliates	3	$—	$—	$—	$(531)

Long-lived assets held for sale include land and building at a site that was relocated and had a carrying amount of $1.2 million as of December 28, 2021. These assets were included in prepaid expenses and other current assets in our consolidated balance sheets and were valued using a Level 3 input. These assets were sold during the 13 weeks ended March 29, 2022 and resulted in a gain of $0.7 million which is included in impairment and closure, net in our unaudited condensed consolidated statement of income and comprehensive income.

Investments in unconsolidated affiliates included a 40% equity interest in a joint venture in China which was fully impaired in late 2021. This asset was valued using a Level 3 input, or the amount we expected to receive upon the sale of this investment. This resulted in a loss of $0.5 million during the 13 weeks ended March 30, 2021 and is included in equity income (loss) from investments in unconsolidated affiliates in our unaudited condensed consolidated statement of income and comprehensive income for the 13 weeks ended March 30, 2021.

At March 29, 2022 and December 28, 2021, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At March 29, 2022 and December 28, 2021, the fair value of our amended revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

(11) Stock Repurchase Program

On March 17, 2022, our Board of Directors (the "Board") approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 31, 2019 that authorized the Company to repurchase up to $250.0 million of our common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases are determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations.

For the 13 week period ended March 29, 2022, we paid $84.7 million to repurchase 1,060,618 shares of our common stock. This includes $79.7 million repurchased under our prior authorization and $5.0 million under our current authorized stock repurchase program. For the 13 weeks ended March 30, 2021, we did not repurchase any shares of our common stock. As of March 29, 2022, $295.0 million remained under our authorized stock repurchase program.

(12) Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba’s 33, Jaggers and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba’s 33. The Texas Roadhouse reportable segment includes the results of our domestic company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our domestic company Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, Corporate-related segment assets, depreciation and amortization, and capital expenditures are also included in Other.

Management uses restaurant margin as the measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives. Restaurant margin is used by our chief operating decision maker to evaluate restaurant-level operating efficiency and performance.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	13 Weeks Ended March 29, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$926,729	$51,225	$3,018	$980,972
Restaurant operating costs (excluding depreciation and amortization)	773,261	43,431	3,097	819,789
Restaurant margin	$153,468	$7,794	$(79)	$161,183

Depreciation and amortization	$27,541	$3,190	$2,889	$33,620
Capital expenditures	39,677	7,377	1,975	49,029

	13 Weeks Ended March 30, 2021
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$756,597	$35,685	$2,641	$794,923
Restaurant operating costs (excluding depreciation and amortization)	615,485	29,682	2,182	647,349
Restaurant margin	$141,112	$6,003	$459	$147,574

Depreciation and amortization	$25,663	$3,013	$2,193	$30,869
Capital expenditures	31,154	5,580	1,932	38,666

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest expense, net and equity income (loss) from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended
	March 29, 2022	March 30, 2021
Restaurant margin	$161,183	$147,574

Add:
Franchise royalties and fees	6,514	5,706

Less:
Pre-opening	4,291	4,268
Depreciation and amortization	33,620	30,869
Impairment and closure, net	(646)	504
General and administrative	40,294	36,712
Income from operations	$90,138	$80,927

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us. These statements include, but are not limited to, statements related to the potential impact of the COVID-19/Coronavirus outbreak and other non-historical statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2021, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 672 restaurants in 49 states and ten foreign countries. As of March 29, 2022, our 672 restaurants included:

●	576 "company restaurants," of which 556 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income. Of the 576 restaurants we owned as of March 29, 2022, we operated 536 as Texas Roadhouse restaurants, 36 as Bubba’s 33 restaurants and four as Jaggers restaurants.

●	96 "franchise restaurants," 24 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 24 franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 96 franchise restaurants, 63 were domestic restaurants and 33 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 59 of the 63 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 29, 2022, and March 30, 2021, are referred to as Q1 2022 and Q1 2021, respectively.

COVID-19 and Related Impacts

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which limited capacity or seating in the dining rooms while others allowed to-go or curbside service only. As of March 29, 2022, all of our domestic company and franchise locations were operating without restriction. As of March 30, 2021, all of our domestic company and franchise locations had re-opened their dining rooms, many of which were operating under various limited capacity restrictions.

As a result of a significant increase in sales, the lingering impact of the pandemic and other supply constraints, we have experienced and expect to continue to experience commodity inflation and certain food and supply shortages. The commodity inflation, which primarily relates to proteins, is mostly due to increased demand and increased costs incurred by our vendors related to higher labor, transportation, packaging and raw material costs. To date, we have been able to properly manage any food or supply shortages but have experienced increased costs. If our vendors are unable to fulfill their obligations under their contracts, we may encounter further shortages and/or higher costs to secure adequate supply and a possible loss of sales, any of which would harm our business.

In addition, as our dining rooms have returned to operating without restriction, our ability to attract and retain restaurant-level employees has become more challenging due to an increasingly competitive job market throughout the country. To the extent these challenges persist, we could continue to experience increased labor costs and/or decreased sales.

As a result of the pandemic, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed in 2020 to benefit companies that were significantly impacted by the pandemic. This legislation allowed for the deferral of the social security portion of the employer portion of FICA payroll taxes from the date of enactment through the end of 2020. In total, we deferred $47.3 million in payroll taxes, of which $24.3 million was repaid in 2021 and $23.0 million is required to be repaid at the end of 2022. The amount due in 2022 is included in accrued wages and payroll taxes in our unaudited condensed consolidated balance sheets.

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing Texas Roadhouse locations at or near the end of the associated lease or as a result of eminent domain which allows us to move to a better site, update them to a current prototypical design, construct a larger building with more seats and greater number of available parking spaces, accommodate increased to-go sales and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. At our high volume restaurants, we continue to look for opportunities to increase our dining room capacity by adding on to our existing building and/or to increase our parking capacity by leasing or purchasing property that adjoins our site. In addition, we continue to execute and pursue opportunities to acquire domestic franchise locations to expand our company restaurant base.

In Q1 2022, three company Texas Roadhouse restaurants opened and our franchise partners opened two international restaurants. We currently plan to open approximately 25 Texas Roadhouse and Bubba’s 33 company restaurants in 2022. We currently expect our franchise partners will open as many as seven Texas Roadhouse restaurants, primarily international, in 2022.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2021, including pre-opening expenses and a capitalized rent factor, was $5.7 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2022 to be approximately $6.4 million with the increase over 2021 due to higher supply costs. Our average capital investment for the five Bubba’s 33 restaurants opened during 2021, including pre-opening expenses and a capitalized rent factor, was $7.4 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2022 to be approximately $7.3 million with the decrease over 2021 due to lower pre-opening costs offset by higher supply costs.

We remain focused on driving sales and managing restaurant investment costs to maintain our restaurant development in the future. Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the square footage, layout, scope of required site work, geographical location, cost of materials, type of construction labor, local permitting requirements, hook-up fees, our ability to negotiate with landlords and cost of liquor and other licenses.

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries and one U.S. territory. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China, South Korea, Brazil and Puerto Rico. As of March 29, 2022, we had 15 restaurants in five countries in the Middle East, five restaurants in the Philippines, five in Taiwan, four in South Korea, three in Mexico and one in China for a total of 33 restaurants in ten foreign countries. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

In 2021, we entered into our first area development agreements for Jaggers, our fast-casual concept. These agreements allow for the development and operation of restaurants in specific territories in Texas, Oklahoma and North Carolina. As part of these agreements, the franchisees are required to pay us a franchise fee for each restaurant to be opened, royalties on the sales of each restaurant and a development fee for our grant of development rights in the named territories. We currently expect our first Jaggers franchise restaurant to open as early as Q4 2022.

Maintaining and/or Improving Restaurant-Level Profitability. We continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success. This may create a challenge in terms of maintaining and/or increasing restaurant-level profitability (restaurant margin), in any given year, depending on the level of inflation we experience. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations. See further discussion of restaurant margin below. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability. In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we continue to drive various localized marketing programs, focus on speed of service, increase throughput by adding seats and parking at certain restaurants and continue to enhance the guest digital experience. In addition, with the increase in sales, we have made changes to our building layout to better accommodate higher volume at our restaurants.

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

Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders including the payment of dividends and repurchase of common stock. In 2011, our Board of Directors (the "Board") declared our first quarterly dividend of $0.08 per share of common stock which has consistently grown over time. The payment of a quarterly dividend was suspended in 2020 to preserve cash flow due to the pandemic. On April 28, 2021, the Board reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock. On February 17, 2022, the Board declared a quarterly cash dividend of $0.46 per share of common stock.

The declaration and payment of cash dividends on our common stock is at the discretion of the Board, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, the Board approved our first stock repurchase program. From inception through March 29, 2022, we have paid $505.4 million through our authorized stock repurchase programs to repurchase 19,368,055 shares of our common stock at an average price per share of $26.09. On March 17, 2022, the Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 31, 2019 that authorized the Company to repurchase up to $250.0 million of our common stock. All repurchases to date have been made through open market transactions. The Company suspended all share repurchase activity in 2020 in order to preserve cash flow due to the pandemic. On August 2, 2021, the Company resumed the repurchase of shares and in Q1 2022 paid $84.7 million to repurchase 1,060,618 shares of common stock. This includes $79.7 million repurchased under our prior authorization and $5.0 million under our current authorized stock repurchase program. As of March 29, 2022, $295.0 million remained authorized for stock repurchases.

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

Comparable Restaurant Sales.   Comparable restaurant sales reflects the change in restaurant sales for all company restaurants over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold, and the mix of dine-in versus to-go sales can affect the per person average check amount.

Average Unit Volume.   Average unit volume represents the average quarterly or annual restaurant sales for Texas Roadhouse and Bubba’s 33 restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

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

Equity Income (Loss) from Unconsolidated Affiliates.   Equity income (loss) includes our percentage share of net income (loss) earned by unconsolidated affiliates. As of March 29, 2022 and March 30, 2021, we owned a 5.0% to 10.0% equity interest in 24 domestic franchise restaurants. Additionally, as of March 30, 2021, we owned a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. We fully impaired our equity investment related to this joint venture in late 2021 as these restaurants closed.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

Q1 2022 Financial Highlights

Total revenue increased $186.9 million or 23.3% to $987.5 million in Q1 2022 compared to $800.6 million in Q1 2021 primarily due to an increase in average unit volume driven by comparable restaurant sales growth, along with an increase in store weeks. Store weeks and comparable restaurant sales increased 6.6% and 16.0%, respectively, at company restaurants in Q1 2022. The increase in comparable restaurant sales was primarily due to all company restaurants operating without restriction for the entire Q1 2022 period, continued strong to-go sales and increases in our per person average check.

Restaurant margin dollars increased $13.6 million or 9.2% to $161.2 million in Q1 2022 compared to $147.6 million in Q1 2021. Restaurant margin, as a percentage of restaurant and other sales, decreased to 16.4% in Q1 2022 compared to 18.6% in Q1 2021.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to commodity and labor inflation partially offset by higher sales.

Net income increased $11.0 million or 17.2% to $75.2 million in Q1 2022 compared to $64.2 million in Q1 2021 primarily due to higher restaurant margin dollars partially offset by higher general and administrative expense. Diluted earnings per share increased 18.5% to $1.08 in Q1 2022 from $0.91 in Q1 2021.

Results of Operations

	13 Weeks Ended
	March 29, 2022		March 30, 2021
	$	%	$	%

	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	980,972	99.3	794,923	99.3
Franchise royalties and fees	6,514	0.7	5,706	0.7
Total revenue	987,486	100.0	800,629	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	337,396	34.4	251,482	31.6
Labor	321,871	32.8	258,036	32.5
Rent	16,368	1.7	14,452	1.8
Other operating	144,154	14.7	123,379	15.5
(As a percentage of total revenue)
Pre-opening	4,291	0.4	4,268	0.5
Depreciation and amortization	33,620	3.4	30,869	3.9
Impairment and closure, net	(646)	NM	504	NM
General and administrative	40,294	4.1	36,712	4.6
Total costs and expenses	897,348	90.9	719,702	89.9
Income from operations	90,138	9.1	80,927	10.1
Interest expense, net	397	NM	1,460	0.2
Equity income (loss) from investments in unconsolidated affiliates	334	NM	(217)	NM
Income before taxes	90,075	9.1	79,250	9.9
Income tax expense	12,747	1.3	12,820	1.6
Net income including noncontrolling interests	77,328	7.8	66,430	8.3
Net income attributable to noncontrolling interests	2,126	0.2	2,280	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	75,202	7.6	64,150	8.0

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended
	March 29, 2022	March 30, 2021

Income from operations	$90,138	$80,927

Less:
Franchise royalties and fees	6,514	5,706

Add:
Pre-opening	4,291	4,268
Depreciation and amortization	33,620	30,869
Impairment and closure, net	(646)	504
General and administrative	40,294	36,712
Restaurant margin	$161,183	$147,574

Restaurant margin $/store week	$21,618	$21,097
Restaurant margin (as a percentage of restaurant and other sales)	16.4%	18.6%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 28, 2021	667	627	36	4
Company openings	3	3	—	—
Company closings	—	—	—	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	2	2	—	—
Franchise closings	—	—	—	—
Balance at March 29, 2022	672	632	36	4

	March 29, 2022	March 30, 2021
Company - Texas Roadhouse	536	505
Company - Bubba's 33	36	32
Company - Jaggers	4	3
Franchise - Texas Roadhouse - U.S.	63	69
Franchise - Texas Roadhouse - International	33	28
Total	672	637

Q1 2022 (13 weeks) compared to Q1 2021 (13 weeks)

Restaurant and Other Sales.  Restaurant and other sales increased by 23.4% in Q1 2022 compared to Q1 2021. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2022	Q1 2021
Company Restaurants:
Increase in store weeks	6.6%	4.1%
Increase in average unit volume(1)	15.7%	17.5%
Other(2)	1.1%	1.0%
Total increase in restaurant sales	23.4%	22.6%
Other sales	—%	0.1%
Total increase in restaurant and other sales	23.4%	22.7%

Store weeks	7,456	6,995
Comparable restaurant sales	16.0%	18.5%

Texas Roadhouse restaurants:
Store weeks	6,936	6,551
Comparable restaurant sales	15.8%	18.3%
Average unit volume (in thousands)	$1,745	$1,509

Weekly sales by group:
Comparable restaurants (498 and 473 units, respectively)	$134,422	$116,816
Average unit volume restaurants (20 and 18 units, respectively)	$129,143	$96,780
Restaurants less than six months old (18 and 14 units, respectively)	$140,535	$117,833

Bubba's 33 restaurants:
Store weeks	468	405
Comparable restaurant sales	21.3%	24.1%
Average unit volume (in thousands)	$1,398	$1,151

Weekly sales by group:
Comparable restaurants (30 and 25 units, respectively)	$107,387	$91,663
Average unit volume restaurants (4 and 5 units, respectively)	$108,771	$72,742
Restaurants less than six months old (2 units, respectively)	$140,855	$75,610

(1)	Average unit volume includes restaurants open a full six and up to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.
(2)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed during the period.

The increase in restaurant sales for Q1 2022 is primarily due to an increase in average unit volume, driven by an increase in comparable restaurant sales, along with an increase in store weeks driven by the opening of new restaurants and the acquisition of franchise restaurants. Comparable restaurant sales growth for both periods presented was due to increases in our guest traffic counts and increases in our per person average check as shown in the table below.

	Q1 2022	Q1 2021
Guest traffic counts	7.0%	13.0%
Per person average check	9.0%	5.5%
Comparable restaurant sales growth	16.0%	18.5%

The increase in guest traffic counts was driven by the re-opening of our dining rooms, the continued easing of dining room capacity restrictions through 2021 and continued strong to-go sales. As of March 29, 2022, all of our company restaurants were operating without capacity restrictions and had done so for the entire Q1 2022 period. As of March 30, 2021, all of our domestic company and franchise locations had re-opened their dining rooms, many of which were operating under various limited capacity restrictions. To-go sales as a percentage of restaurant sales were 14.8% for Q1 2022 compared to 22.3% for Q1 2021.

Per person average check includes the benefit of menu price increases of approximately 4.2% and 1.75% implemented in October 2021 and April 2021, respectively. These menu increases were taken primarily as a result of commodity and labor inflation. In addition, we implemented a menu price increase of 3.2% in April 2022 and may take additional pricing in 2022.

In Q1 2022, we opened three company restaurants and on the first day of our 2022 fiscal year we acquired seven franchise restaurants. As of March 29, 2022, an additional 11 restaurants were under construction. In 2022, we plan to open approximately 25 Texas Roadhouse and Bubba’s 33 company restaurants. In total, we expect store week growth of approximately 6.5% in 2022, including the impact of the seven franchise restaurants acquired.

Other sales primarily represent the net impact of the amortization of third party gift card fees and gift card breakage income. The unfavorable impact was $5.5 million and $4.1 million for Q1 2022 and Q1 2021, respectively. The change is due to higher amortization of third party fees due to the increase in sales through our third party gift card program, partially offset by higher breakage income.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.8 million, or by 14.2%, in Q1 2022 compared to Q1 2021. The increase was due to higher average unit volume, driven by comparable restaurant sales growth and the opening of new franchise restaurants. Franchise comparable restaurant sales increased 22.9% in Q1 2022 which included an increase in domestic franchise comparable restaurants sales of 20.4%. These increases were partially offset by decreased royalties related to the seven franchise restaurants that were acquired.

In Q1 2022, our existing franchise partners opened two Texas Roadhouse restaurants and we anticipate that they will open as many as seven restaurants, primarily international, in 2022.

Food and Beverage Costs.  Food and beverage costs, as a percentage of restaurant and other sales, increased to 34.4% in Q1 2022 compared to 31.6% in Q1 2021. The increase was primarily due to commodity inflation partially offset by the benefit of a higher guest check. Commodity inflation was 17.0% for Q1 2022, primarily driven by higher protein costs.

For 2022, we currently expect commodity inflation of 12% to 14% for the year with prices locked for approximately 30% of our remaining forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses. Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 32.8% in Q1 2022 compared to 32.5% in Q1 2021. The increase was primarily due to higher wage and benefit expense driven by labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people. In addition, higher dining room sales versus to-go sales also contributed to the increase. These were partially offset by the benefit of a higher guest check, the increase in average unit volume and a decrease of $1.8 million in group insurance due to favorable claims experience.

In 2022, we anticipate our labor costs will continue to be pressured by wage and other inflation of approximately 7% driven by labor market pressures, increases in state-mandated minimum and tipped wage rates, and increased investment in our people.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.7% in Q1 2022 compared to 1.8% in Q1 2021. The decrease was due to the increase in average unit volume partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.7% in Q1 2022 compared to 15.5% in Q1 2021. The decrease was primarily due to the increase in average unit volume and lower supplies and bonus expense partially offset by higher credit card charges and higher travel costs.

Pre-opening Expenses.  Pre-opening expenses were $4.3 million in Q1 2022 and Q1 2021, respectively. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, decreased to 3.4% in Q1 2022 compared to 3.9% in Q1 2021. The decrease was primarily due to the increase in average unit volume partially offset by higher depreciation at new restaurants and increased intangible asset amortization.

Impairment and Closure Costs, Net. Impairment and closure costs, net was ($0.6) million in Q1 2022 compared to $0.5 million in Q1 2021. For Q1 2022, impairment and closure costs, net included a gain of $0.7 million associated with the sale of land and building that was previously classified as assets held for sale. For Q1 2021, impairment and closure costs, net included the impairment of land and building at a site that was relocated and was classified as assets held for sale.

General and Administrative Expenses. G&A, as a percentage of total revenue, decreased to 4.1% in Q1 2022 compared to 4.6% in Q1 2021. The decrease was primarily driven by the increase in average unit volume and lower legal settlement expense partially offset by an increase in travel and meeting expenses as we fully resumed in-person activities.

Interest Expense, Net.  Interest expense, net was $0.4 million and $1.5 million in Q1 2022 and Q1 2021, respectively. The decrease was primarily driven by lower interest rates and decreased borrowings on our amended revolving credit facility.

Equity Income (Loss) from Unconsolidated Affiliates.  Equity income was $0.3 million in Q1 2022 compared to equity loss of $0.2 million in Q1 2021. This was primarily due to an impairment charge of $0.5 million recorded in Q1 2021 related to our investment in a joint venture in China.

Income Tax Expense. Our effective tax rate decreased to 14.2% in Q1 2022 compared to 16.2% in Q1 2021. The reduction in our tax rate was primarily driven by an increase in FICA Tip and Work Opportunity tax credits partially offset by a reduction in the tax benefit for stock compensation. For 2022, we expect our effective tax rate to be approximately 15%, excluding the impact of any legislative changes enacted.

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

Management uses restaurant margin as the measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives. Restaurant margin is used by our chief operating decision maker to evaluate restaurant-level operating efficiency and performance. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section above.

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	March 29, 2022		March 30, 2021
Texas Roadhouse	$153,468	16.5%	$141,112	18.6%
Bubba's 33	7,794	15.2	6,003	16.8
Other	(79)	(2.6)	459	17.4
Total	$161,183	16.4%	$147,574	18.6%

The increase in Texas Roadhouse and Bubba’s 33 restaurant margin dollars is driven by an increase in restaurant sales partially offset by commodity and labor inflation. The increase in restaurant sales is primarily attributable to an increase in average unit volume, driven by an increase in comparable restaurant sales along within an increase in store weeks.

The decrease in restaurant margin, as a percentage of restaurant and other sales, for the Texas Roadhouse and Bubba’s 33 segments is primarily driven by the impact of commodity and labor inflation partially offset by the benefit of an increase in comparable restaurant sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 29, 2022	March 30, 2021
Net cash provided by operating activities	$187,769	$178,013
Net cash used in investing activities	(73,278)	(36,474)
Net cash used in financing activities	(124,413)	(9,048)
Net (decrease) increase in cash and cash equivalents	$(9,922)	$132,491

Net cash provided by operating activities was $187.8 million in Q1 2022 compared to $178.0 million in Q1 2021. This increase was primarily due to increases in net income and non-cash items such as depreciation and amortization. This was partially offset by unfavorable changes in working capital.

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

Net cash used in investing activities was $73.3 million in Q1 2022 compared to $36.5 million in Q1 2021. The increase was due to the acquisition of seven franchise restaurants for a net purchase price of $26.4 million as well as an increase in capital expenditures, driven by an increase in new company restaurants, refurbishments of existing restaurants and relocation of existing restaurants.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of March 29, 2022, we had developed 148 of the 576 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	13 Weeks Ended
	March 29, 2022	March 30, 2021
New company restaurants	$26,326	$22,975
Refurbishment or expansion of existing restaurants	18,160	13,742
Relocation of existing restaurants	3,666	705
Capital expenditures related to Support Center office	877	1,244
Total capital expenditures	$49,029	$38,666

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2022, we expect our capital expenditures to be approximately $230.0 million and we currently plan to open approximately 25 Texas Roadhouse and Bubba’s 33 restaurants. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility. For 2022, net cash provided by operating activities should exceed capital expenditures, which we plan to use, along with cash on hand, to pay dividends, repurchase common stock and acquire franchise restaurants, if applicable.

As of March 29, 2022, the estimated cost of completing capital project commitments over the next 12 months was approximately $160.3 million. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Net cash used in financing activities was $124.4 million in Q1 2022 compared $9.0 million in Q1 2021. The increase is primarily due to the resumption of share repurchases and the reinstatement of our quarterly dividend payment.

On August 2, 2021, the Company resumed the share repurchase program that had been suspended at the onset of the pandemic. On March 17, 2022, the Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 31, 2019. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations.

During Q1 2022, we paid $84.7 million to repurchase 1,060,618 shares of our common stock. This includes $79.7 million repurchased under our prior authorization and $5.0 million under our current authorized stock repurchase program. As of March 29, 2022, $295.0 million remained authorized for stock repurchases.

On April 28, 2021, the Board reinstated the payment of a quarterly cash dividend. This was the first dividend since the Board voted to suspend the payment of quarterly cash dividends at the onset of the pandemic. On February 17, 2022, our Board authorized the payment of a quarterly cash dividend of $0.46 per share of common stock which was distributed on March 25, 2022. The payment of these dividends totaled $31.8 million in Q1 2022.

We paid distributions of $2.0 million to equity holders of 19 of our 20 majority-owned company restaurants in Q1 2022. We paid distributions of $1.4 million to equity holders of 16 of our 20 majority-owned company restaurants in Q1 2021.

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

As of March 29, 2022 and December 28, 2021, we had $100.0 million outstanding on the amended revolving credit facility and $189.1 million of availability, net of $10.9 million of outstanding letters of credit. As of March 30, 2021, we had $240.0 million outstanding on the revolving credit facility prior to the May 4, 2021 amendment. These outstanding amounts are included as long-term debt on our unaudited condensed consolidated balance sheets.

The weighted-average interest rate for the $100.0 million outstanding as of March 29, 2022 was 1.20%. The weighted-average interest rate for the $240.0 million of borrowings as of March 30, 2021 was 1.95%.

The lenders’ obligation to extend credit pursuant to the amended revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of March 29, 2022.

Guarantees

As of March 29, 2022 and December 28, 2021, we are contingently liable for $12.0 million and $12.2 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 29, 2022 and December 28, 2021 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio. The amended revolving credit facility also provides an Alternate Base Rate that may be substituted for LIBOR. As of March 29, 2022, we had $100.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheets.

The weighted-average interest rate for the $100.0 million outstanding on our amended revolving credit facility as of March 29, 2022 was 1.20%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $1.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 29, 2022.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended March 29, 2022 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 28, 2021, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 28, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2022, our Board of Directors (the "Board") approved a stock repurchase program which authorized us to repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 31, 2019. The previous program authorized us to repurchase up to $250.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations. During Q1 2022, we paid $84.7 million to repurchase 1,060,618 shares of our common stock. This includes $79.7 million repurchased under our prior authorization and $5.0 million under our current authorized stock repurchase program. As of March 29, 2022, $295.0 million remained authorized for stock repurchases.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended March 29, 2022 in connection with the repurchase programs described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
December 29 to January 25	177,420	$85.26	177,420	$80,997,439
January 26 to February 22	123,198	$85.18	123,198	$70,503,193
February 23 to March 29	760,000	$77.74	760,000	$295,030,590

Total	1,060,618		1,060,618

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

TEXAS ROADHOUSE, INC.

Date: May 6, 2022	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer and President (principal executive officer)

Date: May 6, 2022	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)