Form 10-Q
period 2022-06-28
Texas Roadhouse, Inc.
filed 2022-08-05
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2022

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

The number of shares of common stock outstanding were 66,853,372 on July 27, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 28, 2022	December 28, 2021
Assets
Current assets:
Cash and cash equivalents	$180,411	$335,645
Receivables, net of allowance for doubtful accounts of $44 at June 28, 2022 and $17 at December 28, 2021	45,465	161,358
Inventories, net	31,831	31,595
Prepaid income taxes	4,467	10,701
Prepaid expenses and other current assets	18,770	24,226
Total current assets	280,944	563,525
Property and equipment, net of accumulated depreciation of $923,684 at June 28, 2022 and $869,375 at December 28, 2021	1,207,996	1,162,441
Operating lease right-of-use assets, net	611,934	578,413
Goodwill	148,732	127,001
Intangible assets, net of accumulated amortization of $16,511 at June 28, 2022 and $15,092 at December 28, 2021	7,001	1,520
Other assets	65,111	79,052
Total assets	$2,321,718	$2,511,952
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$24,453	$21,952
Accounts payable	101,619	95,234
Deferred revenue-gift cards	208,429	300,657
Accrued wages and payroll taxes	81,111	64,716
Income taxes payable	462	85
Accrued taxes and licenses	34,659	33,375
Other accrued liabilities	77,726	86,125
Total current liabilities	528,459	602,144
Operating lease liabilities, net of current portion	657,476	622,892
Long-term debt	75,000	100,000
Restricted stock and other deposits	8,218	8,027
Deferred tax liabilities, net	15,430	11,734
Other liabilities	83,116	93,671
Total liabilities	1,367,699	1,438,468
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,853,296 and 69,382,418 shares issued and outstanding at June 28, 2022 and December 28, 2021, respectively)	67	69
Additional paid-in-capital	—	114,504
Retained earnings	938,825	943,551
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	938,892	1,058,124
Noncontrolling interests	15,127	15,360
Total equity	954,019	1,073,484
Total liabilities and equity	$2,321,718	$2,511,952

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Revenue:
Restaurant and other sales	$1,018,057	$892,444	$1,999,029	$1,687,367
Franchise royalties and fees	6,549	6,344	13,063	12,050
Total revenue	1,024,606	898,788	2,012,092	1,699,417
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	347,041	295,504	684,437	546,986
Labor	333,042	288,147	654,913	546,183
Rent	16,714	14,956	33,082	29,408
Other operating	152,524	135,606	296,678	258,985
Pre-opening	5,323	6,319	9,614	10,587
Depreciation and amortization	34,420	31,650	68,040	62,519
Impairment and closure, net	411	17	(235)	521
General and administrative	49,213	36,861	89,507	73,573
Total costs and expenses	938,688	809,060	1,836,036	1,528,762
Income from operations	85,918	89,728	176,056	170,655
Interest expense, net	395	975	792	2,435
Equity income from investments in unconsolidated affiliates	545	239	879	22
Income before taxes	$86,068	$88,992	$176,143	$168,242
Income tax expense	11,531	11,067	24,278	23,887
Net income including noncontrolling interests	74,537	77,925	$151,865	$144,355
Less: Net income attributable to noncontrolling interests	2,118	2,445	4,244	4,725
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$72,419	$75,480	$147,621	$139,630
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $-, ($7), $- and ($3), respectively	—	22	—	10
Total comprehensive income	$72,419	$75,502	$147,621	$139,640
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.07	$1.08	$2.16	$2.00
Diluted	$1.07	$1.08	$2.15	$1.99
Weighted average shares outstanding:
Basic	67,654	69,790	68,370	69,713
Diluted	67,890	70,161	68,631	70,150
Cash dividends declared per share	$0.46	$0.40	$0.92	$0.40

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended June 28, 2022
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, March 29, 2022	68,459,769	$68	$32,754	$986,958	$—	$1,019,780	$15,479	$1,035,259
Net income	—	—	—	72,419	—	72,419	2,118	74,537
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,130)	(2,130)
Acquisition of noncontrolling interest	—	—	(1,395)	—	—	(1,395)	(340)	(1,735)
Dividends declared ($0.46 per share)	—	—	—	(30,752)	—	(30,752)	—	(30,752)
Shares issued under share-based compensation plans including tax effects	97,387	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(30,473)	—	(2,499)	—	—	(2,499)	—	(2,499)
Repurchase of shares of common stock	(1,673,387)	(1)	(38,352)	(89,800)	—	(128,153)	—	(128,153)
Share-based compensation	—	—	9,492	—	—	9,492	—	9,492
Balance, June 28, 2022	66,853,296	$67	$—	$938,825	$—	$938,892	$15,127	$954,019

	For the 13 Weeks Ended June 29, 2021
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, March 30, 2021	69,742,520	$70	$147,604	$846,065	$(118)	$993,621	$16,397	$1,010,018
Net income	—	—	—	75,480	—	75,480	2,445	77,925
Other comprehensive income, net of tax	—	—	—	—	22	22	—	22
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,994)	(2,994)
Dividends declared ($0.40 per share)	—	—	—	(27,932)	—	(27,932)	—	(27,932)
Shares issued under share-based compensation plans including tax effects	128,590	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(40,721)	—	(4,265)	—	—	(4,265)	—	(4,265)
Share-based compensation	—	—	9,909	—	—	9,909	—	9,909
Balance, June 29, 2021	69,830,389	$70	$153,248	$893,613	$(96)	$1,046,835	$15,848	$1,062,683

See accompanying notes to condensed consolidated financial statements

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 26 Weeks Ended June 28, 2022
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 28, 2021	69,382,418	$69	$114,504	$943,551	$—	$1,058,124	$15,360	$1,073,484
Net income	—	—	—	147,621	—	147,621	4,244	151,865
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,137)	(4,137)
Acquisition of noncontrolling interest	—	—	(1,395)	—	—	(1,395)	(340)	(1,735)
Dividends declared ($0.92 per share)	—	—	—	(62,547)	—	(62,547)	—	(62,547)
Shares issued under share-based compensation plans including tax effects	302,355	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(97,472)	—	(8,664)	—	—	(8,664)	—	(8,664)
Repurchase of shares of common stock	(2,734,005)	(2)	(123,057)	(89,800)	—	(212,859)	—	(212,859)
Share-based compensation	—	—	18,612	—	—	18,612	—	18,612
Balance, June 28, 2022	66,853,296	$67	$—	$938,825	$—	$938,892	$15,127	$954,019

	For the 26 Weeks Ended June 29, 2021
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 29, 2020	69,561,861	$70	$145,626	$781,915	$(106)	$927,505	$15,546	$943,051
Net income	—	—	—	139,630	—	139,630	4,725	144,355
Other comprehensive income, net of tax	—	—	—	—	10	10	—	10
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,423)	(4,423)
Dividends declared ($0.40 per share)	—	—	—	(27,932)	—	(27,932)	—	(27,932)
Shares issued under share-based compensation plans including tax effects	398,508	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(129,980)	—	(12,195)	—	—	(12,195)	—	(12,195)
Share-based compensation	—	—	19,817	—	—	19,817	—	19,817
Balance, June 29, 2021	69,830,389	$70	$153,248	$893,613	$(96)	$1,046,835	$15,848	$1,062,683

See accompanying notes to condensed consolidated financial statements

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 28, 2022	June 29, 2021
Cash flows from operating activities:
Net income including noncontrolling interests	$151,865	$144,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,040	62,519
Deferred income taxes	3,906	2,948
Loss on disposition of assets	1,991	1,072
Impairment and closure costs	386	505
Equity income from investments in unconsolidated affiliates	(879)	(22)
Distributions of income received from investments in unconsolidated affiliates	619	401
Provision for doubtful accounts	27	(1)
Share-based compensation expense	18,612	19,817
Changes in operating working capital:
Receivables	115,998	50,143
Inventories	84	(3,270)
Prepaid expenses and other current assets	4,294	2,782
Other assets	13,852	(7,178)
Accounts payable	4,301	21,301
Deferred revenue—gift cards	(93,175)	(54,866)
Accrued wages and payroll taxes	16,395	19,855
Prepaid income taxes and income taxes payable	6,611	2,589
Accrued taxes and licenses	1,284	7,225
Other accrued liabilities	(8,339)	14,649
Operating lease right-of-use assets and lease liabilities	3,385	2,592
Other liabilities	(10,554)	9,430
Net cash provided by operating activities	298,703	296,846
Cash flows from investing activities:
Capital expenditures—property and equipment	(108,567)	(85,068)
Acquisition of franchise restaurants, net of cash acquired	(33,069)	—
Proceeds from sale of investment in unconsolidated affiliate	316	—
Proceeds from the sale of property and equipment	2,188	—
Proceeds from sale leaseback transaction	—	3,285
Net cash used in investing activities	(139,132)	(81,783)
Cash flows from financing activities:
Payments on revolving credit facility, net	(25,000)	(50,000)
Debt issuance costs	—	(708)
Distributions to noncontrolling interest holders	(4,137)	(4,423)
Acquisition of noncontrolling interest	(1,735)	—
Proceeds from restricted stock and other deposits, net	137	459
Indirect repurchase of shares for minimum tax withholdings	(8,664)	(12,195)
Repurchase of shares of common stock	(212,859)	—
Dividends paid to shareholders	(62,547)	(27,932)
Net cash used in financing activities	(314,805)	(94,799)
Net (decrease) increase in cash and cash equivalents	(155,234)	120,264
Cash and cash equivalents—beginning of period	335,645	363,155
Cash and cash equivalents—end of period	$180,411	$483,419
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$139	$2,078
Income taxes paid	$13,784	$18,351
Capital expenditures included in current liabilities	$24,906	$25,030

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of June 28, 2022 and December 28, 2021 and for the 13 and 26 weeks ended June 28, 2022 and June 29, 2021.

As of June 28, 2022, we owned and operated 582 restaurants and franchised an additional 96 restaurants in 49 states and ten foreign countries. Of the 582 company restaurants that were operating at June 28, 2022, there were 562 wholly-owned restaurants and 20 majority-owned restaurants. Of the 582 restaurants that we owned as of June 28, 2022, we operated 541 as Texas Roadhouse restaurants, 37 as Bubba’s 33 restaurants and four as Jaggers restaurants. Of the 96 Texas Roadhouse franchise restaurants, there were 62 domestic restaurants and 34 international restaurants.

As of June 29, 2021, we owned and operated 548 restaurants and franchised an additional 99 restaurants in 49 states and ten foreign countries. Of the 548 company restaurants that were operating at June 29, 2021, there were 528 wholly-owned restaurants and 20 majority-owned restaurants. Of the 548 restaurants that we owned as of June 29, 2021, we operated 511 as Texas Roadhouse restaurants, 34 as Bubba’s 33 restaurants and three as Jaggers restaurants. Of the 99 Texas Roadhouse franchise restaurants, there were 69 domestic restaurants and 30 international restaurants.

The Company has been subject to risks and uncertainties as a result of the global COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which limited capacity or seating in the dining rooms while others allowed to-go or curbside service only. As of June 28, 2022, all of our domestic company and franchise locations were operating without restriction. As of June 29, 2021, nearly all of our domestic company and franchise locations were operating without restriction.

As of June 28, 2022 and June 29, 2021, we owned a 5.0% to 10.0% equity interest in 23 and 24 domestic franchise restaurants, respectively. Additionally, as of June 29, 2021, we owned a 40% equity interest in three non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 and 26 weeks ended June 28, 2022 are not necessarily indicative of the results that may be expected for the year ending December 27, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2021.

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

As of June 28, 2022, we had $75.0 million outstanding on the amended revolving credit facility and $212.7 million of availability, net of $12.3 million of outstanding letters of credit. As of December 28, 2021, we had $100.0 million outstanding on the amended revolving credit facility and $189.1 million of availability, net of $10.9 million of outstanding letters of credit. These outstanding amounts are included as long-term debt on our unaudited condensed consolidated balance sheets.

The weighted-average interest rate for the $75.0 million outstanding as of June 28, 2022 was 2.13%. The weighted-average interest rate for the $190.0 million outstanding as of June 29, 2021 was 0.98%.

The lenders’ obligation to extend credit pursuant to the amended revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of June 28, 2022.

(4) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks Ended		26 weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Restaurant and other sales	$1,018,057	$892,444	$1,999,029	$1,687,367
Franchise royalties	5,771	5,555	11,470	10,528
Franchise fees	778	789	1,593	1,522
Total revenue	$1,024,606	$898,788	$2,012,092	$1,699,417

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third party retailers. When gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third party fees consistent with the historic redemption pattern of the associated gift card or on actual redemptions in periods where redemptions do not align with historic redemption patterns. We recognize these amounts as a component of other sales. As of June 28, 2022 and December 28, 2021, our deferred revenue balance related to gift cards was $208.4 million and $300.7 million, respectively. We recognized sales of $39.5 million and $141.6 million for the 13 and 26 weeks ended June 28, 2022, respectively, related to the amount in deferred revenue as of December 28, 2021. We recognized sales of $28.8 million and $100.2 million for the 13 and 26 weeks ended June 29, 2021, respectively, related to the amount in deferred revenue as of December 29, 2020.

(5) Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 26 weeks ended June 28, 2022 and June 29, 2021 is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Tax at statutory federal rate	21.0%	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.8	3.8	3.8	3.8
FICA tip tax credit	(10.8)	(10.0)	(10.3)	(8.7)
Work opportunity tax credit	(1.7)	(1.1)	(1.5)	(0.9)
Stock compensation	0.2	(2.0)	—	(1.8)
Net income attributable to noncontrolling interests	(0.4)	(0.7)	(0.4)	(0.5)
Officers compensation	0.6	1.0	0.6	0.9
Other	0.7	0.4	0.6	0.4
Total	13.4%	12.4%	13.8%	14.2%

For the 13 and 26 weeks ended June 28, 2022 and June 29, 2021, we recognized income tax expense using an estimated effective annual tax rate. Our effective tax rate was 13.4% and 13.8% for the 13 and 26 weeks ended June 28, 2022, respectively. Our effective tax rate was 12.4% and 14.2% for the 13 and 26 weeks ended June 29, 2021, respectively. The increase in our tax rate for the 13 weeks ended June 28, 2022 as compared to the prior year period was primarily driven by a decrease in the tax benefit for stock compensation partially offset by an increase in FICA Tip and Work Opportunity tax credits. The decrease in our tax rate for the 26 weeks ended June 28, 2022 as compared to the prior year period was primarily driven by an increase in FICA Tip and Work Opportunity tax credits partially offset by a decrease in the tax benefit for stock compensation.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at June 28, 2022 and December 28, 2021 was $169.2 million and $135.0 million, respectively.

As of June 28, 2022 and December 28, 2021, we were contingently liable for $11.7 million and $12.2 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 28, 2022 and December 28, 2021 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 26 weeks ended June 28, 2022, we bought most of our beef from four suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Acquisitions

On March 30, 2022, we completed the acquisition of one franchise Texas Roadhouse restaurant located in Nebraska in which we previously held a 5.49% equity interest. Pursuant to the terms of the acquisition agreement, we paid a total purchase price of $6.6 million, net of cash acquired for 100% of the entity. The transaction was accounted for as a step acquisition and we recorded a gain of $0.3 million on our previous investment in equity income from investments in unconsolidated affiliates in the unaudited condensed consolidated statements of income and comprehensive income.

On December 29, 2021, we completed the acquisition of seven franchise Texas Roadhouse restaurants located in South Carolina and Georgia. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $26.4 million, net of cash acquired.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification ("ASC") 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid (in thousands) for the acquisitions, and the estimated fair value of the assets acquired, and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through June 28, 2022.

Inventory	$321
Other assets	222
Property and equipment	4,841
Operating lease right-of-use assets	1,221
Goodwill	21,732
Intangible assets	6,900
Deferred revenue-gift cards	(947)
Current portion of operating lease liabilities	(47)
Operating lease liabilities, net of current portion	(1,174)
$33,069

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

Pro forma operating results for the 13 and 26 weeks ended June 28, 2022 have not been presented as the results of the acquired restaurants are not material to our unaudited condensed consolidated financial position, results of operations or cash flows.

(8)   Related Party Transactions

As of June 28, 2022 and June 29, 2021, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. The franchise entities paid us fees of $0.5 million and $0.9 million for the 13 and 26 week periods ended June 28, 2022, respectively. The franchise entities paid us fees of $0.4 million and $0.8 million for the 13 and 26 week periods ended June 29, 2021, respectively.

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

For the 13 and 26 weeks ended June 28, 2022, there were 16,638 and 11,895 weighted-average shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect. For the 13 and 26 weeks ended June 29, 2021, there were 52,620 and 27,186 weighted-average shares of nonvested stock, respectively, that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$72,419	$75,480	$147,621	$139,630
Basic EPS:
Weighted-average common shares outstanding	67,654	69,790	68,370	69,713
Basic EPS	$1.07	$1.08	$2.16	$2.00
Diluted EPS:
Weighted-average common shares outstanding	67,654	69,790	68,370	69,713
Dilutive effect of nonvested stock	236	371	261	437
Shares-diluted	67,890	70,161	68,631	70,150
Diluted EPS	$1.07	$1.08	$2.15	$1.99

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 28, 2022.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 28, 2022	December 28, 2021
Deferred compensation plan—assets	1	$55,831	$67,512
Deferred compensation plan—liabilities	1	$(55,626)	$(67,431)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total gain (loss)
				13 Weeks Ended		26 Weeks Ended
		June 28,	December 28,	June 28,	June 29,	June 28,	June 29,
	Level	2022	2021	2022	2021	2022	2021
Long-lived assets held for sale	3	$—	$1,175	$—	$—	$690	$(470)
Operating lease right-of-use assets	3	$—	$—	$(340)	$—	$(340)	$—
Investments in unconsolidated affiliates	3	$—	$—	$—	$—	$—	$(531)

Long-lived assets held for sale include land and building at a site that was relocated and had a carrying amount of $1.2 million as of December 28, 2021. These assets were included in prepaid expenses and other current assets in our consolidated balance sheet and were valued using a Level 3 input. These assets were sold during the 26 weeks ended June 28, 2022 and resulted in a gain of $0.7 million which is included in impairment and closure, net in our unaudited condensed consolidated statements of income and comprehensive income.

Operating lease right-of-use assets as of June 28, 2022 include the lease related asset for one restaurant which is scheduled to be relocated in Q3 2022. The asset was reduced to a fair value of zero in 2022. This resulted in a loss of $0.3 million which is included in impairment and closure, net in our unaudited condensed consolidated statements of income and comprehensive income.

Investments in unconsolidated affiliates included a 40% equity interest in a joint venture in China which was fully impaired in late 2021. This asset was valued using a Level 3 input, or the amount we expected to receive upon the sale of this investment. This resulted in a loss of $0.5 million and is included in equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income for the 26 weeks ended June 29, 2021.

At June 28, 2022 and December 28, 2021, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At June 28,

2022 and December 28, 2021, the fair value of our amended revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

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

For the 13 week period ended June 28, 2022, we paid $128.1 million to repurchase 1,673,387 shares of our common stock. For the 26 week period ended June 28, 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. For the 13 and 26 weeks ended June 29, 2021, we did not repurchase any shares of our common stock. As of June 28, 2022, $166.9 million remained under our authorized stock repurchase program.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	13 Weeks Ended June 28, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$960,153	$54,612	$3,292	$1,018,057
Restaurant operating costs (excluding depreciation and amortization)	799,102	47,037	3,182	849,321
Restaurant margin	$161,051	$7,575	$110	$168,736

Depreciation and amortization	$28,104	$3,302	$3,014	$34,420
Capital expenditures	51,316	6,415	1,807	59,538

	13 Weeks Ended June 29, 2021
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$844,608	$45,081	$2,755	$892,444
Restaurant operating costs (excluding depreciation and amortization)	695,381	36,539	2,293	734,213
Restaurant margin	$149,227	$8,542	$462	$158,231

Depreciation and amortization	$26,240	$3,150	$2,260	$31,650
Capital expenditures	38,750	6,219	1,433	46,402

	26 Weeks Ended June 28, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,886,882	$105,837	$6,310	$1,999,029
Restaurant operating costs (excluding depreciation and amortization)	1,572,364	90,469	6,277	1,669,110
Restaurant margin	$314,518	$15,368	$33	$329,919

Depreciation and amortization	$55,645	$6,492	$5,903	$68,040
Capital expenditures	90,993	13,792	3,782	108,567

	26 Weeks Ended June 29, 2021
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,601,205	$80,766	$5,396	$1,687,367
Restaurant operating costs (excluding depreciation and amortization)	1,310,866	66,221	4,475	1,381,562
Restaurant margin	$290,339	$14,545	$921	$305,805

Depreciation and amortization	$51,903	$6,163	$4,453	$62,519
Capital expenditures	69,904	11,799	3,365	85,068

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest expense, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended		26 Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Restaurant margin	$168,736	$158,231	$329,919	$305,805

Add:
Franchise royalties and fees	6,549	6,344	13,063	12,050

Less:
Pre-opening	5,323	6,319	9,614	10,587
Depreciation and amortization	34,420	31,650	68,040	62,519
Impairment and closure, net	411	17	(235)	521
General and administrative	49,213	36,861	89,507	73,573
Income from operations	$85,918	$89,728	$176,056	$170,655

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us. These statements include, but are not limited to, statements related to the potential impact of the COVID-19/Coronavirus outbreak and other non-historical statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2021, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three restaurant concepts with 678 restaurants in 49 states and ten foreign countries. As of June 28, 2022, our 678 restaurants included:

●	582 "company restaurants," of which 562 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are not wholly-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income. Of the 582 restaurants we owned as of June 28, 2022, we operated 541 as Texas Roadhouse restaurants, 37 as Bubba’s 33 restaurants and four as Jaggers restaurants.

●	96 "franchise restaurants," 23 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 23 franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 96 franchise restaurants, 62 were domestic restaurants and 34 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 58 of the 62 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 28, 2022, and June 29, 2021, are referred to as Q2 2022 and Q2 2021, respectively. The 26 weeks ended June 28, 2022 and June 29, 2021 are referred to as 2022 YTD and 2021 YTD, respectively. Fiscal years 2022 and 2021 will be 52 weeks in length, while the quarters for the year will be 13 weeks in length.

COVID-19 and Other Economic Impacts

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which limited capacity or seating in the dining rooms while others allowed to-go or curbside service only. As of June 28, 2022, all of our domestic company and franchise locations were operating without restriction. As of June 29, 2021, nearly all of our domestic company and franchise locations were operating without restriction.

As a result of a significant increase in sales, the lingering impact of the pandemic and other supply constraints, we have experienced and expect to continue to experience commodity inflation and certain food and supply shortages. The commodity inflation, with higher costs across the basket, is mostly due to increased demand and increased costs incurred by our vendors related to higher labor, transportation, packaging and raw material costs. To date, we have been able to properly manage any food or supply shortages but have experienced increased costs. If our vendors are unable to fulfill their obligations under their contracts, we may encounter further shortages and/or higher costs to secure adequate supply and a possible loss of sales, any of which would harm our business.

In addition, as our dining rooms have returned to operating without restriction, our ability to attract and retain restaurant-level employees has become more challenging due to an increasingly competitive job market throughout the country. To the extent these challenges persist, we could continue to experience increased labor costs and/or decreased sales.

As a result of the pandemic, legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act was passed in 2020 to benefit companies that were significantly impacted by the pandemic. This legislation allowed for the deferral of the social security portion of the employer portion of FICA payroll taxes from the date of enactment through the end of 2020. In total, we deferred $47.3 million in payroll taxes, of which $24.3 million was repaid in 2021 and $23.0 million is required to be repaid at the end of 2022. The amount due in 2022 is included in accrued wages and payroll taxes in our unaudited condensed consolidated balance sheets.

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing Texas Roadhouse locations at or near the end of the associated lease or as a result of eminent domain which allows us to move to a better site, update to a current prototypical design, construct a larger building with more seats and greater number of available parking spaces, accommodate increased to-go sales and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. At our high volume restaurants, we continue to look for opportunities to increase our dining room capacity by adding on to our existing building and/or to increase our parking capacity by leasing or purchasing property that adjoins our site. In addition, we continue to execute and pursue opportunities to acquire domestic franchise locations to expand our company restaurant base.

In 2022 YTD, eight company restaurants, including one Bubba’s 33, were opened and our franchise partners opened three international restaurants. We currently plan to open approximately 25 Texas Roadhouse and Bubba’s 33 company restaurants in 2022. We currently expect our franchise partners will open as many as seven Texas Roadhouse restaurants, primarily international, in 2022.

In 2022 YTD, we completed the acquisition of eight domestic franchise Texas Roadhouse restaurants for an aggregate purchase price of $33.1 million. The acquisitions are consistent with our strategy to expand our company restaurant base to increase net income and earnings per share.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2021, including pre-opening expenses and a capitalized rent factor, was $5.7 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2022 to be approximately $6.6 million with the increase over 2021 due to a larger building prototype and higher supply costs. Our average capital investment for the five Bubba’s 33 restaurants opened during 2021, including pre-opening expenses and a capitalized rent factor, was $7.4 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2022 to be approximately $7.7 million with the increase over 2021 due to higher supply costs. In addition, we continue to experience delays in acquiring restaurant equipment and supplies that could result in delayed store openings.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries and one U.S. territory. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China, South Korea, Brazil and Puerto Rico. As of June 28, 2022, we had 15 restaurants in five countries in the Middle East, five in the Philippines, five in Taiwan, five in South Korea, three in Mexico and one in China for a total of 34 restaurants in ten foreign countries. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

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

Maintaining and/or Improving Restaurant-Level Profitability. We continue to balance the impacts of inflationary pressures with our value positioning as we remain focused on our long-term success. This may create a challenge in terms of maintaining and/or increasing restaurant-level profitability (restaurant margin), in any given year, depending on the level of inflation we experience. Restaurant margin is not a U.S. generally accepted accounting principle ("GAAP") measure and should not be considered in isolation, or as an alternative to income from operations. See further discussion of restaurant margin below. In addition to restaurant margin, as a percentage of restaurant and other sales, we also focus on the growth of restaurant margin dollars per store week as a measure of restaurant-level profitability. In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we continue to drive various localized marketing programs, focus on speed of service, increase throughput by adding seats and parking at certain restaurants and continue to enhance the guest digital experience. In addition, with the increase in sales, we have made changes to our building layout and size to better accommodate higher volumes at our restaurants.

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

Leveraging Our Scalable Infrastructure.   To support our growth, we have made investments in our infrastructure across all critical functions, including the development of new strategic initiatives. Whether we are able to leverage our infrastructure in future years by growing our general and administrative costs at a slower rate than our revenue will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.

Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders including the payment of dividends and repurchase of common stock. In 2011, our Board of Directors (the "Board") declared our first quarterly dividend of $0.08 per share of common stock which has consistently grown over time. The payment of a quarterly dividend was suspended in 2020 to preserve cash flow due to the pandemic. On April 28, 2021, the Board reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock. On May 12, 2022, the Board declared a quarterly cash dividend of $0.46 per share of common stock representing a 15% increase compared to the quarterly dividend declared in the prior year period.

The declaration and payment of cash dividends on our common stock is at the discretion of the Board, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, the Board approved our first stock repurchase program. From inception through June 28, 2022, we have paid $633.5 million through our authorized stock repurchase programs to repurchase 21,041,442 shares of our common stock at an average price per share of $30.11. On March 17, 2022, the Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 31, 2019 that authorized the Company to repurchase up to $250.0 million of our common stock. All repurchases to date have been made through open market transactions. The Company suspended all share repurchase activity in 2020 in order to preserve cash flow due to the pandemic. On August 2, 2021, the Company resumed the repurchase of shares and in 2022 YTD paid $212.9 million to repurchase 2,734,005 shares of common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. As of June 28, 2022, $166.9 million remained authorized for stock repurchases.

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

Equity Income from Unconsolidated Affiliates.   Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of June 28, 2022 and June 29, 2021, we owned a 5.0% to 10.0% equity interest in 23 and 24 domestic franchise restaurants, respectively. Additionally, as of June 29, 2021, we owned a 40% equity interest in three non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. We fully impaired our equity investment related to this joint venture in late 2021 as these restaurants closed.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

Q2 2022 Financial Highlights

Total revenue increased $125.8 million or 14.0% to $1,024.6 million in Q2 2022 compared to $898.8 million in Q2 2021 primarily due to an increase in average unit volume driven by comparable restaurant sales growth, along with an increase in store weeks. Store weeks and comparable restaurant sales increased 6.4% and 7.6%, respectively, at company restaurants in Q2 2022 compared to Q2 2021. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was due to increases in our per person average check.

Restaurant margin dollars increased $10.5 million or 6.6% to $168.7 million in Q2 2022 compared to $158.2 million in Q2 2021. Restaurant margin, as a percentage of restaurant and other sales, decreased to 16.6% in Q2 2022 compared to 17.7% in Q2 2021.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to commodity and labor inflation partially offset by higher sales.

Net income decreased $3.1 million or 4.1% to $72.4 million in Q2 2022 compared to $75.5 million in Q2 2021 primarily due to higher general and administrative expenses driven by the timing of our annual managing partner conference partially offset by higher restaurant margin dollars. Diluted earnings per share decreased 0.8% to $1.07 in Q2 2022 from $1.08 in Q2 2021 due to the decrease in net income partially offset by the benefit of share repurchases.

Results of Operations

	13 Weeks Ended				26 Weeks Ended
	June 28, 2022		June 29, 2021		June 28, 2022		June 29, 2021
	$	%	$	%	$	%	$	%

	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,018,057	99.4	892,444	99.3	1,999,029	99.4	1,687,367	99.3
Franchise royalties and fees	6,549	0.6	6,344	0.7	13,063	0.6	12,050	0.7
Total revenue	1,024,606	100.0	898,788	100.0	2,012,092	100.0	1,699,417	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	347,041	34.1	295,504	33.1	684,437	34.2	546,986	32.4
Labor	333,042	32.7	288,147	32.3	654,913	32.8	546,183	32.4
Rent	16,714	1.6	14,956	1.7	33,082	1.7	29,408	1.7
Other operating	152,524	15.0	135,606	15.2	296,678	14.8	258,985	15.3
(As a percentage of total revenue)
Pre-opening	5,323	0.5	6,319	0.7	9,614	0.5	10,587	0.6
Depreciation and amortization	34,420	3.4	31,650	3.5	68,040	3.4	62,519	3.7
Impairment and closure, net	411	NM	17	NM	(235)	NM	521	NM
General and administrative	49,213	4.8	36,861	4.1	89,507	4.4	73,573	4.3
Total costs and expenses	938,688	91.6	809,060	90.0	1,836,036	91.3	1,528,762	90.0
Income from operations	85,918	8.4	89,728	10.0	176,056	8.7	170,655	10.0
Interest expense, net	395	NM	975	0.1	792	0.0	2,435	0.1
Equity income from investments in unconsolidated affiliates	545	NM	239	NM	879	NM	22	NM
Income before taxes	86,068	8.4	88,992	9.9	176,143	8.8	168,242	9.9
Income tax expense	11,531	1.1	11,067	1.2	24,278	1.2	23,887	1.4
Net income including noncontrolling interests	74,537	7.3	77,925	8.7	151,865	7.5	144,355	8.5
Net income attributable to noncontrolling interests	2,118	0.2	2,445	0.3	4,244	0.2	4,725	0.3
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	72,419	7.1	75,480	8.4	147,621	7.3	139,630	8.2

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended		26 Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021

Income from operations	$85,918	$89,728	$176,056	$170,655

Less:
Franchise royalties and fees	6,549	6,344	13,063	12,050

Add:
Pre-opening	5,323	6,319	9,614	10,587
Depreciation and amortization	34,420	31,650	68,040	62,519
Impairment and closure, net	411	17	(235)	521
General and administrative	49,213	36,861	89,507	73,573
Restaurant margin	$168,736	$158,231	$329,919	$305,805

Restaurant margin $/store week	$22,390	$22,333	$22,006	$21,719
Restaurant margin (as a percentage of restaurant and other sales)	16.6%	17.7%	16.5%	18.1%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 28, 2021	667	627	36	4
Company openings	8	7	1	—
Company closings	—	—	—	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	3	3	—	—
Franchise closings	—	—	—	—
Balance at June 28, 2022	678	637	37	4

	June 28, 2022	June 29, 2021
Company - Texas Roadhouse	541	511
Company - Bubba's 33	37	34
Company - Jaggers	4	3
Franchise - Texas Roadhouse - U.S.	62	69
Franchise - Texas Roadhouse - International	34	30
Total	678	647

Q2 2022 compared to Q2 2021 and 2022 YTD compared to 2021 YTD

Restaurant and Other Sales.  Restaurant and other sales increased by 14.1% in Q2 2022 compared to Q2 2021 and 18.5% in 2022 YTD compared to 2021 YTD. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2022	Q2 2021	2022 YTD	2021 YTD
Company Restaurants:
Increase in store weeks	6.4%	5.1%	6.5%	4.6%
Increase in average unit volume(1)	7.4%	78.7%	11.3%	43.3%
Other(2)	0.2%	5.3%	0.7%	2.7%
Total increase in restaurant sales	14.0%	89.1%	18.5%	50.6%
Other sales	0.1%	(0.5)%	—%	0.0%
Total increase in restaurant and other sales	14.1%	88.6%	18.5%	50.6%

Store weeks	7,536	7,085	14,992	14,080
Comparable restaurant sales	7.6%	80.2%	11.7%	44.5%

Texas Roadhouse restaurants:
Store weeks	7,006	6,617	13,942	13,167
Comparable restaurant sales	7.6%	79.0%	11.5%	43.9%
Average unit volume (in thousands)	$1,786	$1,662	$3,530	$3,169

Weekly sales by group:
Comparable restaurants (503, 476, 499 and 473 units)	$137,599	$128,716	$136,096	$122,814
Average unit volume restaurants (22, 19, 20 and 18 units)	$132,222	$110,459	$130,576	$103,471
Restaurants less than six months old (16, 16, 22 and 20 units)	$145,756	$134,822	$139,534	$125,049

Bubba's 33 restaurants:
Store weeks	478	429	946	835
Comparable restaurant sales	8.1%	115.4%	14.3%	60.9%
Average unit volume (in thousands)	$1,475	$1,332	$2,864	$2,500

Weekly sales by group:
Comparable restaurants (31, 26, 30 and 25 units)	$110,740	$106,675	$109,896	$99,459
Average unit volume restaurants (4, 5, 4 and 5 units)	$134,386	$80,685	$111,997	$79,603
Restaurants less than six months old (2, 3, 3 and 4 units)	$128,134	$143,672	$135,393	$105,458

(1)	Average unit volume includes restaurants open a full six and up to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.
(2)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed during the period.

The increase in restaurant sales for Q2 2022 and 2022 YTD is primarily due to an increase in average unit volume, driven by an increase in comparable restaurant sales, along with an increase in store weeks driven by the opening of new restaurants and the acquisition of franchise restaurants. Comparable restaurant sales growth for both periods presented was driven primarily by increases in our per person average check as shown in the table below.

	Q2 2022	Q2 2021	2022 YTD	2021 YTD
Guest traffic counts	(0.8)%	58.6%	3.0%	32.0%
Per person average check	8.4%	21.6%	8.7%	12.5%
Comparable restaurant sales growth	7.6%	80.2%	11.7%	44.5%

The decrease in Q2 2022 guest traffic counts was due to a decrease in to-go sales partially offset by an increase in dining room sales. The increase in 2022 YTD guest traffic counts was primarily driven by all of our company locations operating without capacity restrictions for the entire 2022 YTD period. As of June 29, 2021, nearly all of our company locations were operating without restriction. To-go sales as a percentage of restaurant sales were 13.1% for Q2 2022 and 13.9% for 2022 YTD compared to 16.9% for Q2 2021 and 19.5% for 2021 YTD.

Per person average check includes the benefit of menu price increases of approximately 3.2% implemented in April 2022 as well as increases of 4.2% and 1.75% implemented in October 2021 and April 2021, respectively. We remain focused on balancing the value that we provide to our guests with the significance of any further menu pricing actions that we take in 2022.

In 2022 YTD, we opened eight company restaurants and acquired eight franchise restaurants. As of June 28, 2022, an additional 15 restaurants were under construction. In 2022, we plan to open approximately 25 Texas Roadhouse and Bubba’s 33 company restaurants. In total, we expect store week growth of approximately 6.0% in 2022, including the impact of the eight franchise restaurants acquired.

Other sales primarily represent the net impact of the amortization of third party gift card fees and gift card breakage income. The unfavorable impact was $3.5 million and $3.4 million in Q2 2022 and Q2 2021, respectively, and was $8.6 million and $7.3 million in 2022 YTD and 2021 YTD, respectively. The change in both periods is due to higher amortization of third party fees due to the increase in sales through our third party gift card program, partially offset by higher breakage income.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.2 million, or by 3.2%, in Q2 2022 compared to Q2 2021 and increased by $1.0 million, or by 8.4%, in 2022 YTD compared to 2021 YTD. The increase in both periods was due to higher average unit volume, driven by comparable restaurant sales growth. Franchise comparable restaurant sales increased 8.7% and 13.8% in Q2 2022 and 2022 YTD, respectively. These increases were partially offset by decreased royalties related to the eight franchise restaurants that were acquired.

In 2022 YTD, our existing franchise partners opened three Texas Roadhouse restaurants and we anticipate that they will open as many as seven restaurants, primarily international, in 2022.

Food and Beverage Costs.  Food and beverage costs, as a percentage of restaurant and other sales, increased to 34.1% in Q2 2022 compared to 33.1% in Q2 2021 and increased to 34.2% in 2022 YTD compared to 32.4% in 2021 YTD. The increase in both periods was primarily due to commodity inflation partially offset by the benefit of a higher guest check. Commodity inflation was 11.8% and 14.4% in Q2 2022 and 2022 YTD, respectively, with higher costs across the basket.

For 2022, we currently expect commodity inflation of approximately 12% for the year with prices locked for approximately 45% of our remaining forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses. Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 32.7% in Q2 2022 compared to 32.3% in Q2 2021 and increased to 32.8% in 2022 YTD compared to 32.4% in 2021 YTD. The increase in both periods was primarily due to higher wage and benefit expense driven by labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people. In addition, a higher mix of dining room sales versus to-go sales also contributed to the increase. The increases in both periods were partially offset by the benefit of a higher guest check. We also benefited from a decrease in group insurance and workers’ compensation expense due to favorable claims experience of $1.6 million and $3.4 million in Q2 2022 and 2022 YTD, respectively.

For 2022, we anticipate our labor costs will be pressured by wage and other inflation of approximately 8% driven by labor market pressures, increases in state-mandated minimum and tipped wage rates, and increased investment in our people.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.6% in Q2 2022 compared to 1.7% in Q2 2021 and remained flat at 1.7% in 2022 YTD compared to 2021 YTD. The decrease was due to the increase in average unit volume partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 15.0% in Q2 2022 compared to 15.2% in Q2 2021 and decreased to 14.8% in 2022 YTD compared to 15.3% in 2021 YTD. The decrease in both periods was primarily due to the increase in average unit volume and lower supplies and bonus expense partially offset by higher credit card charges and repair and maintenance costs.

Pre-opening Expenses.  Pre-opening expenses were $5.3 million in Q2 2022 compared to $6.3 million in Q2 2021 and $9.6 million in 2022 YTD compared to $10.6 million in 2021 YTD. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, decreased to 3.4% in Q2 2022 compared to 3.5% in Q2 2021 and decreased to 3.4% in 2022 YTD compared to 3.7% in 2021 YTD. The decrease in both periods was primarily due to the increase in average unit volume partially offset by higher depreciation at new restaurants and increased amortization of intangible assets.

Impairment and Closure Costs, Net. Impairment and closure costs, net was $0.4 million in Q2 2022 and was not significant in Q2 2021 and was ($0.2) million in 2022 YTD and $0.5 million in 2021 YTD. For Q2 2022, impairment and closure costs, net included the impairment of an operating lease right-of-use asset at a restaurant that is currently scheduled to be relocated in Q3 2022. For 2022 YTD, impairment and closure costs, net included this impairment as well as a gain of $0.7 million associated with the sale of land and building that was previously classified as assets held for sale. For 2021 YTD, impairment and closure costs, net included the impairment of land and building at a site that was relocated and was classified as assets held for sale.

General and Administrative Expenses. G&A, as a percentage of total revenue, increased to 4.8% in Q2 2022 compared to 4.1% in Q2 2021 and increased to 4.4% in 2022 YTD compared to 4.3% in 2021 YTD. Total G&A expense was $49.2 million and $36.9 million in Q2 2022 and Q1 2022, respectively, and was $89.5 million and $73.6 million in 2022 YTD and 2021 YTD, respectively. The increase in both periods was primarily driven by the timing of our annual managing partner conference partially offset by the increase in average unit volume and lower legal settlement expense. Managing partner conference expense totaled $8.0 million and was held in Q2 2022 as compared to Q3 2021.

Interest Expense, Net.  Interest expense, net was $0.4 million and $1.0 million in Q2 2022 and Q2 2021, respectively, and was $0.8 million and $2.4 million in 2022 YTD and 2021 YTD, respectively. The decrease in both periods was primarily driven by decreased borrowings on our amended revolving credit facility.

Equity Income from Unconsolidated Affiliates.  Equity income was $0.5 million in Q2 2022 compared to $0.2 million in Q2 2021. Equity income was $0.9 million in 2022 YTD and was not significant in 2021 YTD. The increase in both periods is due to increased profitability from our unconsolidated affiliates and the gain on the acquisition of one of these affiliates. The YTD fluctuation was partially offset due to an impairment charge of $0.5 million recorded in Q1 2021 related to our investment in a joint venture in China.

Income Tax Expense. Our effective tax rate increased to 13.4% in Q2 2022 compared to 12.4% in Q2 2021 primarily due to a reduction in the tax benefit for stock compensation partially offset by an increase in the FICA Tip and Work Opportunity tax credits. Our effective tax rate decreased to 13.8% in 2022 YTD compared to 14.2% in 2021 YTD primarily due to an increase in FICA Tip and Work Opportunity tax credits partially offset by a reduction in the tax benefit for stock compensation. For 2022, we expect our effective tax rate to be approximately 14%, excluding the impact of any legislative changes enacted.

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

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	June 28, 2022		June 29, 2021
Texas Roadhouse	$161,051	16.8%	$149,227	17.7%
Bubba's 33	7,575	13.9	8,542	18.9
Other	110	3.3	462	16.8
Total	$168,736	16.6%	$158,231	17.7%

	26 Weeks Ended
	June 28, 2022		June 29, 2021
Texas Roadhouse	$314,518	16.7%	$290,339	18.1%
Bubba's 33	15,368	14.5	14,545	18.0
Other	33	0.5	921	17.1
Total	$329,919	16.5%	$305,805	18.1%

The increase in Texas Roadhouse restaurant margin dollars is driven by an increase in restaurant sales partially offset by commodity and labor inflation. The increase in restaurant sales is primarily attributable to an increase in average unit volume, driven by an increase in comparable restaurant sales, along within an increase in store weeks. The decrease in Bubba’s 33 restaurant margin dollars is driven by increased commodity and labor inflation partially offset by an increase in average unit volume.

The decrease in restaurant margin, as a percentage of restaurant and other sales, for the Texas Roadhouse and Bubba’s 33 segments is primarily driven by the impact of commodity and labor inflation partially offset by the benefit of an increase in comparable restaurant sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 28, 2022	June 29, 2021
Net cash provided by operating activities	$298,703	$296,846
Net cash used in investing activities	(139,132)	(81,783)
Net cash used in financing activities	(314,805)	(94,799)
Net (decrease) increase in cash and cash equivalents	$(155,234)	$120,264

Net cash provided by operating activities was $298.7 million in 2022 YTD compared to $296.8 million in 2021 YTD. This increase was primarily due to an increase in net income and non-cash items such as depreciation and amortization. This was partially offset by decreases in working capital.

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

Net cash used in investing activities was $139.1 million in 2022 YTD compared to $81.8 million in 2021 YTD. The increase was due to the acquisition of eight franchise restaurants for a net purchase price of $33.1 million as well as an increase in capital expenditures, driven by an increase in new company restaurants and refurbishments and relocations of existing restaurants.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of June 28, 2022, we had developed 148 of the 582 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	26 Weeks Ended
	June 28, 2022	June 29, 2021
New company restaurants	$61,425	$48,282
Refurbishment or expansion of existing restaurants	38,067	29,712
Relocation of existing restaurants	7,724	4,694
Capital expenditures related to Support Center office	1,351	2,380
Total capital expenditures	$108,567	$85,068

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2022, we expect our capital expenditures to be approximately $230.0 million and we currently plan to open approximately 25 Texas Roadhouse and Bubba’s 33 restaurants. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility. For 2022, net cash provided by operating activities should exceed capital expenditures, which we plan to use, along with cash on hand, to pay dividends, repurchase common stock, pay down our amended revolving credit facility and acquire franchise restaurants, if applicable.

As of June 28, 2022, the estimated cost of completing capital project commitments over the next 12 months was approximately $169.2 million. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Net cash used in financing activities was $314.8 million in 2022 YTD compared to $94.8 million in 2021 YTD. The increase is primarily due to the resumption of share repurchases and the reinstatement of our quarterly dividend payment partially offset by a decrease in repayments made on our amended revolving credit facility.

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

During 2022 YTD, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. As of June 28, 2022, $166.9 million remained authorized for stock repurchases.

On April 28, 2021, the Board reinstated the payment of a quarterly cash dividend. This was the first dividend since the Board voted to suspend the payment of quarterly cash dividends at the onset of the pandemic. On February 17, 2022, our Board authorized the payment of a quarterly cash dividend of $0.46 per share of common stock. The payment of these quarterly dividends totaled $62.5 million and $27.9 million in 2022 YTD and 2021 YTD, respectively.

We paid distributions of $4.1 million to equity holders of 19 of our 20 majority-owned company restaurants in 2022 YTD. We paid distributions of $4.4 million to equity holders of 18 of our 20 majority-owned company restaurants in 2021 YTD.

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

As of June 28, 2022, we had $75.0 million outstanding on the amended revolving credit facility and $212.7 million of availability, net of $12.3 million of outstanding letters of credit. As of December 28, 2021, we had $100.0 million outstanding on the amended revolving credit facility and $189.1 million of availability, net of $10.9 million of outstanding letters of credit. These outstanding amounts are included as long-term debt on our unaudited condensed consolidated balance sheets.

The weighted-average interest rate for $75.0 million outstanding as of June 28, 2022 was 2.13%. The weighted-average interest rate for $190.0 million of borrowings as of June 29, 2021 was 0.98%.

The lenders’ obligation to extend credit pursuant to the amended revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of June 28, 2022.

Guarantees

As of June 28, 2022 and December 28, 2021, we are contingently liable for $11.7 million and $12.2 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 28, 2022 and December 28, 2021 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio. The amended revolving credit facility also provides an Alternate Base Rate that may be substituted for LIBOR. As of June 28, 2022, we had $75.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheets.

The weighted-average interest rate for the $75.0 million outstanding on our amended revolving credit facility as of June 28, 2022 was 2.13%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 28, 2022.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended June 28, 2022 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2022, our Board of Directors (the "Board") approved a stock repurchase program which authorized us to repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 31, 2019. The previous program authorized us to repurchase up to $250.0 million of our common stock and did not have an expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations. In 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. As of June 28, 2022, $166.9 million remained authorized for stock repurchases.

The following table includes information regarding purchases of our common stock made by us during the 13 weeks ended June 28, 2022 in connection with the repurchase programs described above:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
March 30 to April 26	276,820	$82.77	276,820	$272,117,976
April 27 to May 24	837,399	$73.91	837,399	$210,226,577
May 25 to June 28	559,168	$77.52	559,168	$166,877,726

Total	1,673,387		1,673,387

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 5, 2022	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer and President (principal executive officer)

Date: August 5, 2022	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)