Form 10-Q
period 2022-09-27
Texas Roadhouse, Inc.
filed 2022-11-04
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2022

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

The number of shares of common stock outstanding were 66,914,751 on October 26, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 27, 2022	December 28, 2021
Assets
Current assets:
Cash and cash equivalents	$185,315	$335,645
Receivables, net of allowance for doubtful accounts of $53 at September 27, 2022 and $17 at December 28, 2021	37,804	161,358
Inventories, net	32,905	31,595
Prepaid income taxes	1,121	10,701
Prepaid expenses and other current assets	20,233	24,226
Total current assets	277,378	563,525
Property and equipment, net of accumulated depreciation of $943,087 at September 27, 2022 and $869,375 at December 28, 2021	1,237,345	1,162,441
Operating lease right-of-use assets, net	626,551	578,413
Goodwill	148,732	127,001
Intangible assets, net of accumulated amortization of $17,208 at September 27, 2022 and $15,092 at December 28, 2021	6,304	1,520
Other assets	68,741	79,052
Total assets	$2,365,051	$2,511,952
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$24,977	$21,952
Accounts payable	98,678	95,234
Deferred revenue-gift cards	182,265	300,657
Accrued wages and payroll taxes	85,846	64,716
Income taxes payable	1,391	85
Accrued taxes and licenses	37,391	33,375
Other accrued liabilities	85,145	86,125
Total current liabilities	515,693	602,144
Operating lease liabilities, net of current portion	672,774	622,892
Long-term debt	75,000	100,000
Restricted stock and other deposits	8,060	8,027
Deferred tax liabilities, net	16,770	11,734
Other liabilities	84,121	93,671
Total liabilities	1,372,418	1,438,468
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,914,586 and 69,382,418 shares issued and outstanding at September 27, 2022 and December 28, 2021, respectively)	67	69
Additional paid-in-capital	7,136	114,504
Retained earnings	970,372	943,551
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	977,575	1,058,124
Noncontrolling interests	15,058	15,360
Total equity	992,633	1,073,484
Total liabilities and equity	$2,365,051	$2,511,952

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Revenue:
Restaurant and other sales	$986,999	$862,757	$2,986,028	$2,550,124
Franchise royalties and fees	6,299	6,186	19,362	18,236
Total revenue	993,298	868,943	3,005,390	2,568,360
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	342,032	298,164	1,026,469	845,150
Labor	330,219	286,593	985,132	832,776
Rent	16,703	15,089	49,785	44,497
Other operating	146,036	127,769	442,714	386,754
Pre-opening	5,701	6,740	15,315	17,327
Depreciation and amortization	33,735	31,627	101,775	94,146
Impairment and closure, net	772	29	537	550
General and administrative	42,812	41,234	132,319	114,807
Total costs and expenses	918,010	807,245	2,754,046	2,336,007
Income from operations	75,288	61,698	251,344	232,353
Interest expense, net	85	604	877	3,039
Equity income from investments in unconsolidated affiliates	190	266	1,069	288
Income before taxes	$75,393	$61,360	$251,536	$229,602
Income tax expense	11,430	7,144	35,708	31,031
Net income including noncontrolling interests	63,963	54,216	$215,828	$198,571
Less: Net income attributable to noncontrolling interests	1,635	1,610	5,879	6,335
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$62,328	$52,606	$209,949	$192,236
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $-, $-, $- and ($3), respectively	—	—	—	10
Total comprehensive income	$62,328	$52,606	$209,949	$192,246
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.93	$0.75	$3.09	$2.76
Diluted	$0.93	$0.75	$3.08	$2.74
Weighted average shares outstanding:
Basic	66,886	69,808	67,875	69,745
Diluted	67,159	70,146	68,140	70,148
Cash dividends declared per share	$0.46	$0.40	$1.38	$0.80

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended September 27, 2022
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, June 28, 2022	66,853,296	$67	$—	$938,825	$—	$938,892	$15,127	$954,019
Net income	—	—	—	62,328	—	62,328	1,635	63,963
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,704)	(1,704)
Dividends declared ($0.46 per share)	—	—	—	(30,781)	—	(30,781)	—	(30,781)
Shares issued under share-based compensation plans including tax effects	88,641	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(27,351)	—	(2,444)	—	—	(2,444)	—	(2,444)
Share-based compensation	—	—	9,580	—	—	9,580	—	9,580
Balance, September 27, 2022	66,914,586	$67	$7,136	$970,372	$—	$977,575	$15,058	$992,633

	For the 13 Weeks Ended September 28, 2021
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, June 29, 2021	69,830,389	$70	$153,248	$893,613	$(96)	$1,046,835	$15,848	$1,062,683
Net income	—	—	—	52,606	—	52,606	1,610	54,216
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,025)	(2,025)
Dividends declared ($0.40 per share)	—	—	—	(27,917)	—	(27,917)	—	(27,917)
Shares issued under share-based compensation plans including tax effects	94,971	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(28,925)	—	(2,647)	—	—	(2,647)	—	(2,647)
Repurchase of shares of common stock	(161,034)	—	(14,683)	—	—	(14,683)	—	(14,683)
Share-based compensation	—	—	10,980	—	—	10,980	—	10,980
Balance, September 28, 2021	69,735,401	$70	$146,898	$918,302	$(96)	$1,065,174	$15,433	$1,080,607

See accompanying notes to condensed consolidated financial statements

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 39 Weeks Ended September 27, 2022
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 28, 2021	69,382,418	$69	$114,504	$943,551	$—	$1,058,124	$15,360	$1,073,484
Net income	—	—	—	209,949	—	209,949	5,879	215,828
Noncontrolling interests contribution	—	—	—	—	—	—	(5,841)	(5,841)
Acquisition of noncontrolling interest	—	—	(1,395)	—	—	(1,395)	(340)	(1,735)
Dividends declared ($1.38 per share)	—	—	—	(93,328)	—	(93,328)	—	(93,328)
Shares issued under share-based compensation plans including tax effects	390,996	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(124,823)	—	(11,108)	—	—	(11,108)	—	(11,108)
Repurchase of shares of common stock	(2,734,005)	(2)	(123,057)	(89,800)	—	(212,859)	—	(212,859)
Share-based compensation	—	—	28,192	—	—	28,192	—	28,192
Balance, September 27, 2022	66,914,586	$67	$7,136	$970,372	$—	$977,575	$15,058	$992,633

	For the 39 Weeks Ended September 28, 2021
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 29, 2020	69,561,861	$70	$145,626	$781,915	$(106)	$927,505	$15,546	$943,051
Net income	—	—	—	192,236	—	192,236	6,335	198,571
Other comprehensive income, net of tax	—	—	—	—	10	10	—	10
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(6,448)	(6,448)
Dividends declared ($0.80 per share)	—	—	—	(55,849)	—	(55,849)	—	(55,849)
Shares issued under share-based compensation plans including tax effects	493,479	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(158,905)	—	(14,842)	—	—	(14,842)	—	(14,842)
Repurchase of shares of common stock	(161,034)	—	(14,683)	—	—	(14,683)	—	(14,683)
Share-based compensation	—	—	30,797	—	—	30,797	—	30,797
Balance, September 28, 2021	69,735,401	$70	$146,898	$918,302	$(96)	$1,065,174	$15,433	$1,080,607

See accompanying notes to condensed consolidated financial statements

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 27, 2022	September 28, 2021
Cash flows from operating activities:
Net income including noncontrolling interests	$215,828	$198,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,775	94,146
Deferred income taxes	5,246	(435)
Loss on disposition of assets	3,635	2,312
Impairment and closure costs	772	512
Equity income from investments in unconsolidated affiliates	(1,069)	(288)
Distributions of income received from investments in unconsolidated affiliates	817	729
Provision for doubtful accounts	36	3
Share-based compensation expense	28,192	30,797
Changes in operating working capital:
Receivables	123,551	46,395
Inventories	(990)	(5,420)
Prepaid expenses and other current assets	2,831	5,311
Other assets	10,313	(11,553)
Accounts payable	1,941	13,667
Deferred revenue—gift cards	(119,338)	(72,142)
Accrued wages and payroll taxes	21,130	(8,120)
Prepaid income taxes and income taxes payable	10,886	2,078
Accrued taxes and licenses	4,016	8,700
Other accrued liabilities	(8,916)	27,252
Operating lease right-of-use assets and lease liabilities	3,950	5,797
Other liabilities	(9,549)	10,397
Net cash provided by operating activities	395,057	348,709
Cash flows from investing activities:
Capital expenditures—property and equipment	(174,194)	(139,001)
Acquisition of franchise restaurants, net of cash acquired	(33,069)	—
Proceeds from sale of investment in unconsolidated affiliate	316	—
Proceeds from the sale of property and equipment	2,262	—
Proceeds from sale leaseback transactions	9,078	5,588
Net cash used in investing activities	(195,607)	(133,413)
Cash flows from financing activities:
Payments on revolving credit facility, net	(25,000)	(50,000)
Debt issuance costs	—	(708)
Distributions to noncontrolling interest holders	(5,841)	(6,448)
Acquisition of noncontrolling interest	(1,735)	—
Proceeds from restricted stock and other deposits, net	91	642
Indirect repurchase of shares for minimum tax withholdings	(11,108)	(14,842)
Repurchase of shares of common stock	(212,859)	(14,683)
Dividends paid to shareholders	(93,328)	(55,849)
Net cash used in financing activities	(349,780)	(141,888)
Net (decrease) increase in cash and cash equivalents	(150,330)	73,408
Cash and cash equivalents—beginning of period	335,645	363,155
Cash and cash equivalents—end of period	$185,315	$436,563
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,091	$2,632
Income taxes paid	$19,591	$29,388
Capital expenditures included in current liabilities	$32,468	$28,363

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc. ("TRI"), our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of September 27, 2022 and December 28, 2021 and for the 13 and 39 weeks ended September 27, 2022 and September 28, 2021.

As of September 27, 2022, we owned and operated 587 restaurants and franchised an additional 98 restaurants in 49 states and ten foreign countries. Of the 587 company restaurants that were operating at September 27, 2022, there were 567 wholly-owned restaurants and 20 majority-owned restaurants. Of the 587 restaurants that we owned as of September 27, 2022, we operated 545 as Texas Roadhouse restaurants, 38 as Bubba’s 33 restaurants and four as Jaggers restaurants. Of the 98 Texas Roadhouse franchise restaurants, there were 62 domestic restaurants and 36 international restaurants.

As of September 28, 2021, we owned and operated 555 restaurants and franchised an additional 99 restaurants in 49 states and ten foreign countries. Of the 555 company restaurants that were operating at September 28, 2021, there were 535 wholly-owned restaurants and 20 majority-owned restaurants. Of the 555 restaurants that we owned as of September 28, 2021, we operated 517 as Texas Roadhouse restaurants, 35 as Bubba’s 33 restaurants and three as Jaggers restaurants. Of the 99 Texas Roadhouse franchise restaurants, there were 69 domestic restaurants and 30 international restaurants.

The Company has been subject to risks and uncertainties as a result of the global COVID-19 pandemic. These include federal, state and local restrictions on restaurants, some of which limited capacity or seating in the dining rooms while others allowed to-go or curbside service only. As of September 27, 2022 and September 28, 2021, all of our company and franchise locations were operating without restriction.

As of September 27, 2022 and September 28, 2021, we owned a 5.0% to 10.0% equity interest in 23 and 24 domestic franchise restaurants, respectively. Additionally, as of September 28, 2021, we owned a 40% equity interest in two non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income under equity income from investments in unconsolidated affiliates. The investment balance related to our joint venture agreement in China was fully impaired in late 2021 as the related restaurants closed. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 and 39 weeks ended

September 27, 2022 are not necessarily indicative of the results that may be expected for the year ending December 27, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2021.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2) Recent Accounting Pronouncements

Reference Rate Reform

(Accounting Standards Update 2020-04, "ASU 2020-04")

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective upon issuance to modifications made as early as the beginning of the interim period through December 31, 2022. We do not anticipate that the impact of adopting this standard will be material to our condensed consolidated financial statements.

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

As of September 27, 2022, we had $75.0 million outstanding on the amended revolving credit facility and $213.3 million of availability, net of $11.7 million of outstanding letters of credit. As of December 28, 2021, we had $100.0 million outstanding on the amended revolving credit facility and $189.1 million of availability, net of $10.9 million of outstanding letters of credit. These outstanding amounts are included as long-term debt on our unaudited condensed consolidated balance sheets.

The weighted-average interest rate for the $75.0 million outstanding as of September 27, 2022 was 3.69%. The weighted-average interest rate for the $190.0 million outstanding as of September 28, 2021 was 0.96%.

The lenders’ obligation to extend credit pursuant to the amended revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of September 27, 2022.

(4) Revenue

The following table disaggregates our revenue by major source (in thousands):

	13 weeks Ended		39 weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Restaurant and other sales	$986,999	$862,757	$2,986,028	$2,550,124
Franchise royalties	5,559	5,449	17,029	15,977
Franchise fees	740	737	2,333	2,259
Total revenue	$993,298	$868,943	$3,005,390	$2,568,360

We record deferred revenue for gift cards which includes cards that have been sold but not yet redeemed, a breakage adjustment for a percentage of gift cards that are not expected to be redeemed, and fees paid on gift cards sold through third party retailers. When gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. We amortize breakage and third party fees consistent with the redemption pattern of the associated gift card, a significant portion of which occurs within a year from when the gift card is sold. We recognize these amounts as a component of other sales. As of September 27, 2022 and December 28, 2021, our deferred revenue balance related to gift cards was $182.3 million and $300.7 million, respectively. We recognized sales of $30.3 million and $171.9 million for the 13 and 39 weeks ended September 27, 2022, respectively, related to the amount in deferred revenue as of December 28, 2021. We recognized sales of $23.2 million and $123.4 million for the 13 and 39 weeks ended September 28, 2021, respectively, related to the amount in deferred revenue as of December 29, 2020.

(5) Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 39 weeks ended September 27, 2022 and September 28, 2021 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Tax at statutory federal rate	21.0%	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.8	3.8	3.8	3.8
FICA tip tax credit	(9.6)	(10.5)	(10.1)	(9.2)
Work opportunity tax credit	(1.0)	(1.7)	(1.3)	(1.1)
Stock compensation	(0.2)	(1.2)	—	(1.7)
Net income attributable to noncontrolling interests	(0.3)	(0.5)	(0.4)	(0.5)
Officers compensation	0.8	0.8	0.6	0.9
Other	0.7	(0.1)	0.6	0.3
Total	15.2%	11.6%	14.2%	13.5%

For the 13 and 39 weeks ended September 27, 2022 and September 28, 2021, we recognized income tax expense using an estimated effective annual tax rate. Our effective tax rate was 15.2% and 14.2% for the 13 and 39 weeks ended September 27, 2022, respectively. Our effective tax rate was 11.6% and 13.5% for the 13 and 39 weeks ended September 28, 2021, respectively. The increase in our tax rate for the 13 weeks ended September 27, 2022 as compared to the prior year period was primarily driven by the lapping of favorable adjustments to FICA Tip and Work Opportunity tax credit benefits and a decrease in the tax benefit for stock compensation. The increase in our tax rate for the 39 weeks ended September 27, 2022 as compared to the prior year period was primarily driven by a decrease in the tax benefit for stock compensation partially offset by an increase in FICA Tip and Work Opportunity tax credits.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at September 27, 2022 and December 28, 2021 was $155.3 million and $135.0 million, respectively.

As of September 27, 2022 and December 28, 2021, we were contingently liable for $11.5 million and $12.2 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 27, 2022 and December 28, 2021 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 39 weeks ended September 27, 2022, we bought most of our beef from four suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

Additionally, on December 29, 2021, we completed the acquisition of seven franchise Texas Roadhouse restaurants located in South Carolina and Georgia. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $26.4 million, net of cash acquired.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification ("ASC") 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid (in thousands) for the acquisitions, and the estimated fair value of the assets acquired, and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through September 27, 2022.

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

Pro forma operating results for the 13 and 39 weeks ended September 27, 2022 have not been presented as the results of the acquired restaurants are not material to our unaudited condensed consolidated financial position, results of operations or cash flows.

(8)   Related Party Transactions

As of September 27, 2022 and September 28, 2021, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. The franchise entities paid us fees of $0.5 million and $1.4 million for the 13 and 39 week periods ended September 27, 2022, respectively. The franchise entities paid us fees of $0.4 million and $1.2 million for the 13 and 39 week periods ended September 28, 2021, respectively.

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

For all periods presented, the weighted-average shares of nonvested stock that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect were not significant.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$62,328	$52,606	$209,949	$192,236
Basic EPS:
Weighted-average common shares outstanding	66,886	69,808	67,875	69,745
Basic EPS	$0.93	$0.75	$3.09	$2.76
Diluted EPS:
Weighted-average common shares outstanding	66,886	69,808	67,875	69,745
Dilutive effect of nonvested stock	273	338	265	403
Shares-diluted	67,159	70,146	68,140	70,148
Diluted EPS	$0.93	$0.75	$3.08	$2.74

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 27, 2022.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis (in thousands):

	Fair Value Measurements
	Level	September 27, 2022	December 28, 2021
Deferred compensation plan—assets	1	$59,153	$67,512
Deferred compensation plan—liabilities	1	$(58,969)	$(67,431)

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

The following table presents the fair value of our assets measured on a nonrecurring basis (in thousands):

	Fair Value Measurements			Total gain (loss)
				13 Weeks Ended		39 Weeks Ended
		September 27,	December 28,	September 27,	September 28,	September 27,	September 28,
	Level	2022	2021	2022	2021	2022	2021
Long-lived assets held for sale	3	$—	$1,175	$—	$—	$690	$(470)
Operating lease right-of-use assets	3	$—	$—	$(314)	$—	$(654)	$—
Investments in unconsolidated affiliates	3	$—	$—	$—	$—	$—	$(531)

Long-lived assets held for sale include land and building at a site that was relocated and had a carrying amount of $1.2 million as of December 28, 2021. These assets were included in prepaid expenses and other current assets in our consolidated balance sheet and were valued using a Level 3 input. These assets were sold during the 39 weeks ended September 27, 2022 and resulted in a gain of $0.7 million which is included in impairment and closure, net in our unaudited condensed consolidated statements of income and comprehensive income.

Operating lease right-of-use assets as of September 27, 2022 includes the lease related asset for one restaurant that was relocated and the lease related asset for one restaurant which is scheduled to be relocated in 2022. These assets were reduced to a fair value of zero in 2022. This resulted in a loss of $0.3 million and $0.7 million for the 13 and 39 weeks ended September 27, 2022, respectively, which is included in impairment and closure, net in our unaudited condensed consolidated statements of income and comprehensive income.

Investments in unconsolidated affiliates included a 40% equity interest in a joint venture in China which was fully impaired in late 2021. This asset was valued using a Level 3 input, or the amount we expected to receive upon the sale of this investment. This resulted in a loss of $0.5 million and is included in equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income for the 39 weeks ended September 28, 2021.

At September 27, 2022 and December 28, 2021, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At September 27, 2022 and December 28, 2021, the fair value of our amended revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

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

For the 13 week period ended September 27, 2022, we did not repurchase any shares of our common stock. For the 39 week period ended September 27, 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. For both the 13 and 39 week periods ended September 28, 2021, we paid $14.7 million to repurchase 161,034 shares of our common stock. As of September 27, 2022, $166.9 million remained under our authorized stock repurchase program.

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

Management uses restaurant margin as the primary measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives. Restaurant margin is used by our chief operating decision maker to evaluate restaurant-level operating efficiency and performance.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP (in thousands):

	13 Weeks Ended September 27, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$931,683	$51,993	$3,323	$986,999
Restaurant operating costs (excluding depreciation and amortization)	785,546	46,368	3,076	834,990
Restaurant margin	$146,137	$5,625	$247	$152,009

Depreciation and amortization	$27,757	$3,198	$2,780	$33,735
Capital expenditures	55,158	8,107	2,363	65,628

	13 Weeks Ended September 28, 2021
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$814,239	$46,198	$2,320	$862,757
Restaurant operating costs (excluding depreciation and amortization)	686,437	38,779	2,399	727,615
Restaurant margin	$127,802	$7,419	$(79)	$135,142

Depreciation and amortization	$26,178	$3,236	$2,213	$31,627
Capital expenditures	44,369	5,930	3,633	53,932

	39 Weeks Ended September 27, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,818,565	$157,830	$9,633	$2,986,028
Restaurant operating costs (excluding depreciation and amortization)	2,357,910	136,837	9,353	2,504,100
Restaurant margin	$460,655	$20,993	$280	$481,928

Depreciation and amortization	$83,402	$9,690	$8,683	$101,775
Capital expenditures	146,151	21,898	6,145	174,194

	39 Weeks Ended September 28, 2021
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,415,444	$126,964	$7,716	$2,550,124
Restaurant operating costs (excluding depreciation and amortization)	1,997,303	105,000	6,874	2,109,177
Restaurant margin	$418,141	$21,964	$842	$440,947

Depreciation and amortization	$78,081	$9,399	$6,666	$94,146
Capital expenditures	114,274	17,729	6,998	139,001

A reconciliation of restaurant margin to income from operations is presented below (in thousands). We do not allocate interest expense, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended		39 Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Restaurant margin	$152,009	$135,142	$481,928	$440,947

Add:
Franchise royalties and fees	6,299	6,186	19,362	18,236

Less:
Pre-opening	5,701	6,740	15,315	17,327
Depreciation and amortization	33,735	31,627	101,775	94,146
Impairment and closure, net	772	29	537	550
General and administrative	42,812	41,234	132,319	114,807
Income from operations	$75,288	$61,698	$251,344	$232,353

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us. These statements include, but are not limited to, statements related to the potential impact of the COVID-19/Coronavirus pandemic and other non-historical statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2021, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three restaurant concepts with 685 restaurants in 49 states and ten foreign countries. As of September 27, 2022, our 685 restaurants included:

●	587 "company restaurants," of which 567 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income and comprehensive income. Of the 587 restaurants we owned as of September 27, 2022, we operated 545 as Texas Roadhouse restaurants, 38 as Bubba’s 33 restaurants and four as Jaggers restaurants.

●	98 "franchise restaurants," 23 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 23 franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 98 franchise restaurants, 62 were domestic restaurants and 36 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 58 of the 62 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 27, 2022, and September 28, 2021, are referred to as Q3 2022 and Q3 2021, respectively. The 39 weeks ended September 27, 2022 and September 28, 2021 are referred to as 2022 YTD and 2021 YTD, respectively. Fiscal years 2022 and 2021 will be 52 weeks in length, while the quarters for the year will be 13 weeks in length.

COVID-19 and Other Economic Impacts

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which limited capacity or seating in the dining rooms while others allowed to-go or curbside service only. As of September 27, 2022 and September 28, 2021, all of our company and franchise locations were operating without restriction.

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

Long-Term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

Expanding Our Restaurant Base.   We continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, and the presence of shopping and entertainment centers and a significant employment base. In recent years, we have relocated several existing Texas Roadhouse locations at or near the end of the associated lease or as a result of eminent domain which allows us to move to a better site, update to a current prototypical design, construct a larger building with more seats and a greater number of available parking spaces, accommodate increased to-go sales and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales. At our high volume restaurants, we continue to look for opportunities to increase our dining room capacity by adding on to our existing building and/or to increase our parking capacity by leasing or purchasing property that adjoins our site. In addition, we continue to execute and pursue opportunities to acquire domestic franchise locations to expand our company restaurant base.

In 2022 YTD, 13 company restaurants, including two Bubba’s 33, were opened and our franchise partners opened five international restaurants. We currently plan to open as many as 23 Texas Roadhouse and Bubba’s 33 company restaurants in 2022. We currently expect our franchise partners will open as many as eight international Texas Roadhouse restaurants in 2022. Also, in 2022 YTD, we completed the acquisition of eight domestic franchise Texas Roadhouse restaurants for an aggregate purchase price of $33.1 million.

Our average capital investment for the 23 Texas Roadhouse restaurants opened during 2021, including pre-opening expenses and a capitalized rent factor, was $5.7 million. We expect our average capital investment for Texas Roadhouse restaurants opening in 2022 to be approximately $6.6 million with the increase over 2021 due to a larger building prototype and higher supply costs. Our average capital investment for the five Bubba’s 33 restaurants opened during 2021, including pre-opening expenses and a capitalized rent factor, was $7.4 million. We expect our average capital investment for Bubba’s 33 restaurants opening in 2022 to be approximately $7.8 million with the increase over 2021 due to higher supply costs. In addition, we continue to experience delays in acquiring restaurant equipment and supplies that has contributed to these higher supply costs.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries and one U.S. territory. We currently have signed franchise and/or development agreements in nine countries in the Middle East as well as Taiwan, the Philippines, Mexico, China, South Korea, Brazil and Puerto Rico. As of September 27, 2022, we had 15 restaurants in five countries in the Middle East, six in the Philippines, six in South Korea, five in Taiwan, three in Mexico and one in China for a total of 36 restaurants in ten foreign countries. For the existing international agreements, the franchisee is required to pay us a franchise fee for each restaurant to be opened, royalties on the sales of each restaurant and a development fee for our grant of development rights in the named countries. We anticipate that the specific business terms of any future franchise agreement for international restaurants might vary significantly from the standard terms of our domestic agreements and from the terms of existing international agreements, depending on the territory to be franchised and the extent of franchisor-provided services to each franchisee.

In 2021, we entered into our first area development agreements for Jaggers, our fast-casual concept. These agreements allow for the development and operation of restaurants in specific territories in Texas, Oklahoma and North Carolina. As part of these agreements, the franchisees are required to pay us a franchise fee for each restaurant to be opened, royalties on the sales of each restaurant and a development fee for our grant of development rights in the named territories. We currently expect our first Jaggers franchise restaurant to open in Q1 2023.

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

We also further expanded our retail business in 2021 with the introduction of our non-alcoholic Margarita Mixer, and our canned cocktail Margarita Seltzer, which rolled out in test markets. These Texas Roadhouse branded products are subject to royalty-based license agreements. In 2022, we announced the roll out of additional non-royalty-based retail products including Texas Roadhouse branded apparel and other accessories.

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

Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders including the payment of dividends and repurchase of common stock. In 2011, our Board of Directors (the "Board") declared our first quarterly dividend of $0.08 per share of common stock which has consistently grown over time. The payment of a quarterly dividend was suspended in 2020 to preserve cash flow due to the pandemic. In 2021, the Board reinstated the payment of a quarterly cash dividend of $0.40 per share of common stock. In 2022, the Board declared a quarterly cash dividend of $0.46 per share of common stock representing a 15% increase compared to the quarterly dividend declared in the prior year period.

The declaration and payment of cash dividends on our common stock is at the discretion of the Board, and any decision to declare a dividend will be based on many factors, including, but not limited to, earnings, financial condition, applicable covenants under our amended revolving credit facility, other contractual restrictions and other factors deemed relevant.

In 2008, the Board approved our first stock repurchase program. From inception through September 27, 2022, we have paid $633.5 million through our authorized stock repurchase programs to repurchase 21,041,442 shares of our common stock at an average price per share of $30.11. On March 17, 2022, the Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 31, 2019 that authorized the Company to repurchase up to $250.0 million of our common stock. All repurchases to date have been made through open market transactions. The Company suspended all share repurchase activity in 2020 in order to preserve cash flow due to the pandemic. On August 2, 2021, the Company resumed the repurchase of shares. For both the 13 and 39 week periods ended September 28, 2021, we paid $14.7 million to repurchase 161,034 shares of our common stock. For the 13 week period ended September 27, 2022, we did not repurchase any shares of our common stock. For the 39 week period ended September 27, 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. As of September 27, 2022, $166.9 million remained under our authorized stock repurchase program.

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

Restaurant Margin. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to the Company’s non-royalty based retail initiatives. Restaurant margin is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income from operations. This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded. Restaurant margin is widely regarded as a useful metric by which to evaluate restaurant-level operating efficiency and performance. In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, including pre-opening and general and administrative expenses, but do not have a direct impact on restaurant-level operational efficiency and performance. We also exclude depreciation and amortization expense, substantially all of which relates to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants. We also exclude impairment and closure expense as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results. Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section below.

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

Food and Beverage Costs.   Food and beverage costs consists of the costs of raw materials and ingredients used in the preparation of food and beverage products sold in our company restaurants. Approximately half of our food and beverage costs relates to beef.

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

Pre-opening Expenses.   Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and are comprised principally of opening team and training team compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses. On average, approximately 70% of total pre-opening costs incurred per restaurant opening relate to the hiring and training of employees. Pre-opening costs vary by location depending on many factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants.

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

Equity Income from Unconsolidated Affiliates.   Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of September 27, 2022 and September 28, 2021, we owned a 5.0% to 10.0% equity interest in 23 and 24 domestic franchise restaurants, respectively. Additionally, as of September 28, 2021, we owned a 40% equity interest in two non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China. We fully impaired our equity investment related to this joint venture in late 2021 as these restaurants closed.

Net Income Attributable to Noncontrolling Interests.   Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

Q3 2022 Financial Highlights

Total revenue increased $124.4 million or 14.3% to $993.3 million in Q3 2022 compared to $868.9 million in Q3 2021 primarily due to an increase in average unit volume driven by comparable restaurant sales growth, along with an increase in store weeks. Store weeks and comparable restaurant sales increased 6.1% and 8.2%, respectively, at company restaurants in Q3 2022 compared to Q3 2021. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was due to increases in our per person average check along with an increase in guest traffic.

Restaurant margin dollars increased $16.9 million or 12.5% to $152.0 million in Q3 2022 compared to $135.1 million in Q3 2021. Restaurant margin, as a percentage of restaurant and other sales, decreased to 15.4% in Q3 2022 compared to 15.7% in Q3 2021.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to commodity and labor inflation partially offset by higher sales.

Net income increased $9.7 million or 18.5% to $62.3 million in Q3 2022 compared to $52.6 million in Q3 2021 primarily due to higher restaurant margin dollars partially offset by higher income tax expense. Diluted earnings per share increased 23.7% to $0.93 in Q3 2022 from $0.75 in Q3 2021 due to the increase in net income and the benefit of share repurchases.

Results of Operations

	13 Weeks Ended				39 Weeks Ended
	September 27, 2022		September 28, 2021		September 27, 2022		September 28, 2021
	$	%	$	%	$	%	$	%

	(In thousands)				(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	986,999	99.4	862,757	99.3	2,986,028	99.4	2,550,124	99.3
Franchise royalties and fees	6,299	0.6	6,186	0.7	19,362	0.6	18,236	0.7
Total revenue	993,298	100.0	868,943	100.0	3,005,390	100.0	2,568,360	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	342,032	34.7	298,164	34.6	1,026,469	34.4	845,150	33.1
Labor	330,219	33.5	286,593	33.2	985,132	33.0	832,776	32.7
Rent	16,703	1.7	15,089	1.7	49,785	1.7	44,497	1.7
Other operating	146,036	14.8	127,769	14.8	442,714	14.8	386,754	15.2
(As a percentage of total revenue)
Pre-opening	5,701	0.6	6,740	0.8	15,315	0.5	17,327	0.7
Depreciation and amortization	33,735	3.4	31,627	3.6	101,775	3.4	94,146	3.7
Impairment and closure, net	772	NM	29	NM	537	NM	550	NM
General and administrative	42,812	4.3	41,234	4.7	132,319	4.4	114,807	4.5
Total costs and expenses	918,010	92.4	807,245	92.9	2,754,046	91.6	2,336,007	91.0
Income from operations	75,288	7.6	61,698	7.1	251,344	8.4	232,353	9.0
Interest expense, net	85	0.0	604	0.1	877	0.0	3,039	0.1
Equity income from investments in unconsolidated affiliates	190	NM	266	NM	1,069	NM	288	NM
Income before taxes	75,393	7.6	61,360	7.1	251,536	8.4	229,602	8.9
Income tax expense	11,430	1.2	7,144	0.8	35,708	1.2	31,031	1.2
Net income including noncontrolling interests	63,963	6.4	54,216	6.2	215,828	7.2	198,571	7.7
Net income attributable to noncontrolling interests	1,635	0.2	1,610	0.2	5,879	0.2	6,335	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	62,328	6.3	52,606	6.1	209,949	7.0	192,236	7.5

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended		39 Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021

Income from operations	$75,288	$61,698	$251,344	$232,353

Less:
Franchise royalties and fees	6,299	6,186	19,362	18,236

Add:
Pre-opening	5,701	6,740	15,315	17,327
Depreciation and amortization	33,735	31,627	101,775	94,146
Impairment and closure, net	772	29	537	550
General and administrative	42,812	41,234	132,319	114,807
Restaurant margin	$152,009	$135,142	$481,928	$440,947

Restaurant margin $/store week	$20,001	$18,865	$21,332	$20,757
Restaurant margin (as a percentage of restaurant and other sales)	15.4%	15.7%	16.1%	17.3%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 28, 2021	667	627	36	4
Company openings	13	11	2	—
Company closings	—	—	—	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	5	5	—	—
Franchise closings	—	—	—	—
Balance at September 27, 2022	685	643	38	4

	September 27, 2022	September 28, 2021
Company - Texas Roadhouse	545	517
Company - Bubba's 33	38	35
Company - Jaggers	4	3
Franchise - Texas Roadhouse - U.S.	62	69
Franchise - Texas Roadhouse - International	36	30
Total	685	654

Q3 2022 compared to Q3 2021 and 2022 YTD compared to 2021 YTD

Restaurant and Other Sales.  Restaurant and other sales increased by 14.4% in Q3 2022 compared to Q3 2021 and 17.1% in 2022 YTD compared to 2021 YTD. The following table summarizes certain key drivers and/or attributes of restaurant and other sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2022	Q3 2021	2022 YTD	2021 YTD
Company Restaurants:
Increase in store weeks	6.1%	5.2%	6.3%	4.8%
Increase in average unit volume	7.9%	29.9%	10.2%	38.3%
Other(1)	0.2%	1.9%	0.5%	2.6%
Total increase in restaurant sales	14.2%	37.0%	17.0%	45.7%
Other sales	0.2%	0.7%	0.1%	0.3%
Total increase in restaurant and other sales	14.4%	37.7%	17.1%	46.0%

Store weeks	7,600	7,164	22,592	21,244
Comparable restaurant sales	8.2%	30.2%	10.5%	39.5%

Texas Roadhouse restaurants:
Store weeks	7,062	6,675	21,004	19,843
Comparable restaurant sales	8.2%	30.6%	10.4%	39.2%
Average unit volume (in thousands)	$1,705	$1,578	$5,240	$4,752

Weekly sales by group:
Comparable restaurants (511, 485, 499 and 473 units)	$131,378	$121,633	$134,565	$122,629
Average unit volume restaurants (23, 18, 20 and 18 units)(2)	$125,421	$118,703	$129,283	$103,792
Restaurants less than six months old (11, 14, 26 and 26 units)	$143,801	$128,001	$136,358	$124,110

Bubba's 33 restaurants:
Store weeks	486	449	1,433	1,284
Comparable restaurant sales	6.2%	25.6%	11.6%	46.9%
Average unit volume (in thousands)	$1,395	$1,281	$4,243	$3,797

Weekly sales by group:
Comparable restaurants (31, 28, 30 and 25 units)	$104,669	$99,768	$108,692	$100,531
Average unit volume restaurants (5, 3, 4 and 5 units)(2)	$123,760	$86,993	$109,656	$81,559
Restaurants less than six months old (2, 4, 4 and 5 units)	$95,312	$140,011	$126,600	$114,347

(1)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed during the period.
(2)	Average unit volume includes restaurants open a full six and up to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increase in restaurant sales for Q3 2022 and 2022 YTD is primarily due to an increase in average unit volume, driven by an increase in comparable restaurant sales, along with an increase in store weeks driven by the opening of new restaurants and the acquisition of franchise restaurants. Comparable restaurant sales growth for both periods presented was driven primarily by increases in our per person average check as shown in the table below.

	Q3 2022	Q3 2021	2022 YTD	2021 YTD
Guest traffic counts	0.5%	23.6%	2.2%	29.1%
Per person average check	7.7%	6.6%	8.3%	10.4%
Comparable restaurant sales growth	8.2%	30.2%	10.5%	39.5%

The increase in Q3 2022 guest traffic counts was due to an increase in dining room traffic partially offset by a decrease in to-go traffic. The increase in 2022 YTD guest traffic counts was primarily driven by all of our company locations operating without capacity restrictions for the entire 2022 YTD period. To-go sales as a percentage of restaurant sales were 12.6% for Q3 2022 and 13.5% for 2022 YTD compared to 15.1% for Q3 2021 and 18.0% for 2021 YTD.

Per person average check includes the benefit of menu price increases of approximately 3.2% implemented in Q2 2022 as well as increases of 4.2% and 1.8% implemented in Q4 2021 and Q2 2021, respectively. We also implemented a menu price increase of 2.9% in early Q4 2022.

In 2022 YTD, we opened 13 company restaurants and acquired eight franchise restaurants. As of September 27, 2022, an additional 15 restaurants were under construction. In 2022, we plan to open as many as 23 Texas Roadhouse and Bubba’s 33 company restaurants. In addition, we opened one Jaggers company restaurant in Q4 2022. In 2022, we expect store week growth of approximately 6% across all concepts, including the impact of the eight franchise restaurants acquired at the beginning of the year.

In 2023, we plan to open approximately 30 Texas Roadhouse and Bubba’s 33 company restaurants and three Jaggers company restaurants. We currently expect store week growth of approximately 5% across all concepts, excluding the impact of potential franchise acquisitions.

Other sales primarily represents the net impact of the amortization of third party gift card fees and gift card breakage income. Other sales was $3.4 million in Q3 2022 and $2.1 million in Q3 2021 as breakage income exceeded the amortization of third party gift card fees in both periods. The change was driven by favorable adjustments of $6.6 million and $4.8 million recorded in Q3 2022 and Q3 2021, respectively. These adjustments related to a change in our estimate of breakage due to a shift in our historic redemption patterns which indicated that the percentage of gift cards sold that are not expected to be redeemed had increased. This shift in redemption patterns is primarily due to the increase in sales through our third party gift card program. As a result, we adjusted our expected breakage assumptions on unredeemed gift cards.

Other sales was ($6.1) million in 2022 YTD and ($5.6) million in 2021 YTD as the amortization of third party gift card fees exceeded breakage income. The change in other sales was driven by an increase in amortization of third party fees due to an increase in sales through our third party gift card program.

Franchise Royalties and Fees.  Franchise royalties and fees increased by $0.1 million, or by 1.8%, in Q3 2022 compared to Q3 2021 and increased by $1.1 million, or by 6.2%, in 2022 YTD compared to 2021 YTD. The increase in both periods was due to higher average unit volume, driven by comparable restaurant sales growth and new store openings. Franchise comparable restaurant sales increased 7.6% and 11.7% in Q3 2022 and 2022 YTD, respectively. These increases were partially offset by decreased royalties related to the eight franchise restaurants that were acquired.

In 2022 YTD, our existing franchise partners opened five international Texas Roadhouse restaurants and we anticipate that they will open as many as eight international restaurants in 2022. In 2023, we expect as many as nine Texas Roadhouse international and domestic franchise openings and three Jaggers domestic franchise openings.

Food and Beverage Costs.  Food and beverage costs, as a percentage of restaurant and other sales, increased to 34.7% in Q3 2022 compared to 34.6% in Q3 2021 and increased to 34.4% in 2022 YTD compared to 33.1% in 2021 YTD. The increase in both periods was primarily due to commodity inflation partially offset by the benefit of a higher guest check. Commodity inflation was 8.8% and 12.4% in Q3 2022 and 2022 YTD, respectively, with higher costs across the basket.

For 2022, we currently expect commodity inflation of approximately 10.5% for the year with prices locked for approximately 70% of our remaining forecasted costs and the remainder subject to floating market prices. For 2023, we currently expect commodity cost inflation of 5% to 6%.

Restaurant Labor Expenses. Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 33.5% in Q3 2022 compared to 33.2% in Q3 2021 and increased to 33.0% in 2022 YTD compared to 32.7% in 2021 YTD. The increase in both periods was primarily due to wage and other labor inflation of 7.7% and 7.4% in Q3 2022 and 2022 YTD, respectively. Wage and other labor inflation is driven by higher wage and benefit expense driven by labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people. In addition, a higher mix of dining room sales versus to-go sales also contributed to the increase. The increases in both periods were partially offset by the benefit of a higher guest check. We also benefited from a decrease in group insurance and workers’ compensation expense due to favorable claims experience of $2.7 million and $6.1 million in Q3 2022 and 2022 YTD, respectively, as compared to the prior year periods.

For 2022, we anticipate our labor costs will be pressured by wage and other labor inflation of approximately 8% driven by labor market pressures, increases in state-mandated minimum and tipped wage rates, and increased investment in our people. For 2023, we anticipate our labor costs will be pressured by wage and other labor inflation of 5% to 6%.

Restaurant Rent Expense.  Restaurant rent expense, as a percentage of restaurant and other sales, remained flat at 1.7% in all periods presented. The increase in average unit volume was offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses. Restaurant other operating expenses, as a percentage of restaurant and other sales, remained flat at 14.8% in Q3 2022 compared to Q3 2021 and decreased to 14.8% in 2022 YTD compared to 15.2% in 2021 YTD. The YTD decrease was primarily due to the increase in average unit volume and lower supplies and bonus expense partially offset by higher credit card charges and repair and maintenance costs. We also benefited from a decrease in general liability insurance expense due to favorable claims experience of $1.2 million in Q3 2022, as compared to the prior year period.

Pre-opening Expenses.  Pre-opening expenses were $5.7 million in Q3 2022 compared to $6.7 million in Q3 2021 and $15.3 million in 2022 YTD compared to $17.3 million in 2021 YTD. Pre-opening costs will fluctuate from quarter to quarter based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense.  D&A, as a percentage of total revenue, decreased to 3.4% in Q3 2022 compared to 3.6% in Q3 2021 and decreased to 3.4% in 2022 YTD compared to 3.7% in 2021 YTD. The decrease in both periods was primarily due to the increase in average unit volume partially offset by higher depreciation at new restaurants and increased amortization of intangible assets.

Impairment and Closure Costs, Net. Impairment and closure costs, net was $0.8 million in Q3 2022 and was not significant in Q3 2021 and was $0.5 million in 2022 YTD and $0.6 million in 2021 YTD. For Q3 2022, impairment and closure costs, net included the impairment of an operating lease right-of-use asset at a restaurant that is currently scheduled to be relocated in Q4 2022. For 2022 YTD, impairment and closure costs, net included this impairment, an impairment of an operating right-of-use asset recorded in Q2 2022 as well as a gain of $0.7 million associated with the sale of land and building that was previously classified as assets held for sale. For 2021 YTD, impairment and closure costs, net included the impairment of land and building at a site that was relocated and was classified as assets held for sale.

General and Administrative Expenses. G&A, as a percentage of total revenue, decreased to 4.3% in Q3 2022 compared to 4.7% in Q3 2021 and decreased to 4.4% in 2022 YTD compared to 4.5% in 2021 YTD. For Q3 2022, the decrease was primarily driven by the increase in average unit volume and a decrease in our managing partner conference expense partially offset by increased incentive compensation. The decrease in managing partner conference expense was driven by a favorable adjustment to our 2022 managing partner conference, which was held in Q2 2022, of $2.5 million that was recorded in Q3 2022 as well as lapping our 2021 managing partner conference, which was held in Q3 2021, and totaled $2.9 million. For 2022 YTD, the decrease was primarily driven by the increase in the average unit volume and lower legal settlement expense partially offset by increased managing partner conference expense and meeting and travel expense.

Interest Expense, Net.  Interest expense, net was $0.1 million and $0.6 million in Q3 2022 and Q3 2021, respectively, and was $0.9 million and $3.0 million in 2022 YTD and 2021 YTD, respectively. The decrease in both periods was primarily driven by decreased borrowings on our amended revolving credit facility as well as increased earnings on cash and cash equivalents.

Equity Income from Unconsolidated Affiliates.  Equity income was $0.2 million in Q3 2022 compared to $0.3 million in Q3 2021. Equity income was $1.1 million in 2022 YTD and $0.3 million in 2021 YTD. The YTD fluctuation was driven by a gain on the acquisition of one of these affiliates recorded in Q2 2022 as well as an impairment charge of $0.5 million recorded in Q1 2021 related to our investment in a joint venture in China.

Income Tax Expense. Our effective tax rate increased to 15.2% in Q3 2022 compared to 11.6% in Q3 2021 and was 14.2% in 2022 YTD compared to 13.5% in 2021 YTD. The increase in our tax rate for Q3 2022 as compared to Q3 2021 was primarily driven by the lapping of favorable adjustments to FICA Tip and Work Opportunity tax credit benefits and a decrease in the tax benefit for stock compensation. The increase in our tax rate for 2022 YTD as compared to 2021 YTD was primarily driven by a decrease in the tax benefit for stock compensation partially offset by an increase in FICA Tip and Work Opportunity tax credits. For 2022, we expect our effective tax rate to be approximately 14%, excluding the impact of any legislative changes enacted. For 2023, we expect our effective tax rate to be approximately 15%, excluding the impact of any legislative changes enacted.

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

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	September 27, 2022		September 28, 2021
Texas Roadhouse	$146,137	15.7%	$127,802	15.7%
Bubba's 33	5,625	10.8	7,419	16.1
Other	247	7.4	(79)	(3.4)
Total	$152,009	15.4%	$135,142	15.7%

	39 Weeks Ended
	September 27, 2022		September 28, 2021
Texas Roadhouse	$460,655	16.3%	$418,141	17.3%
Bubba's 33	20,993	13.3	21,964	17.3
Other	280	2.9	842	10.9
Total	$481,928	16.1%	$440,947	17.3%

For our Texas Roadhouse reportable segment, restaurant margin dollars increased $18.3 million or 14.3% in Q3 2022 and increased $42.5 million or 10.2% in 2022 YTD. The increase in both periods was primarily due to higher sales which were offset by commodity and labor inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, remained flat at 15.7% in Q3 2022 and Q3 2021 and decreased to 16.3% in 2022 YTD from 17.3% in 2021 YTD. Restaurant margin in both periods was negatively impacted by commodity and labor inflation which was offset by the benefit of an increase in comparable restaurant sales.

For our Bubba’s 33 reportable segment, restaurant margin dollars decreased $1.8 million or 24.2% in Q3 2022 and decreased $1.0 million or 4.4% in 2022 YTD. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 10.8% in Q3 2022 from 16.1% in Q3 2021 and decreased to 13.3% in 2022 YTD from 17.3% in 2021 YTD. The decrease in both periods was primarily driven by commodity and labor inflation which was offset by the benefit of an increase in comparable restaurant sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 27, 2022	September 28, 2021
Net cash provided by operating activities	$395,057	$348,709
Net cash used in investing activities	(195,607)	(133,413)
Net cash used in financing activities	(349,780)	(141,888)
Net (decrease) increase in cash and cash equivalents	$(150,330)	$73,408

Net cash provided by operating activities was $395.1 million in 2022 YTD compared to $348.7 million in 2021. This increase was primarily due to an increase in net income, non-cash items such as depreciation and amortization and a favorable increase in working capital.

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

Net cash used in investing activities was $195.6 million in 2022 YTD compared to $133.4 million in 2021. The increase was due to the acquisition of eight franchise restaurants for a net purchase price of $33.1 million as well as an increase in capital expenditures, driven by an increase in new company restaurants and refurbishments and relocations of existing restaurants.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of September 27, 2022, we had developed 148 of the 587 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	39 Weeks Ended
	September 27, 2022	September 28, 2021
New company restaurants	$99,249	$79,200
Refurbishment or expansion of existing restaurants	60,404	50,154
Relocation of existing restaurants	11,965	5,880
Capital expenditures related to Support Center office	2,576	3,767
Total capital expenditures	$174,194	$139,001

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2022, we expect our capital expenditures to be approximately $230 million and we currently plan to open as many as 23 Texas Roadhouse and Bubba’s 33 restaurants. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our amended revolving credit facility. For 2022, net cash provided by operating activities should exceed capital expenditures, which we plan to use, along with cash on hand, to pay dividends, repurchase common stock, pay down our amended revolving credit facility and acquire franchise restaurants, if applicable. In 2023, we expect our capital expenditures to be approximately $265 million.

As of September 27, 2022, the estimated cost of completing capital project commitments over the next 12 months was approximately $155.3 million. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Net cash used in financing activities was $349.8 million in 2022 YTD compared to $141.9 million in 2021. The increase is primarily due to the resumption of, and significant increase in, share repurchases as well as the reinstatement of our quarterly dividend payment in Q2 2021. These increases were partially offset by a decrease in repayments made on our amended revolving credit facility.

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

For the 13 week period ended September 27, 2022, we did not repurchase any shares of our common stock. For the 39 week period ended September 27, 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. For both the 13 and 39 week periods ended September 28, 2021, we paid $14.7 million to repurchase 161,034 shares of our common stock. As of September 27, 2022, $166.9 million remained under our authorized stock repurchase program.

On April 28, 2021, the Board reinstated the payment of a quarterly cash dividend. This was the first dividend since the Board voted to suspend the payment of quarterly cash dividends at the onset of the pandemic. On February 17, 2022, our Board authorized the payment of a quarterly cash dividend of $0.46 per share of common stock. The payment of these quarterly dividends totaled $93.3 million and $55.8 million in 2022 YTD and 2021 YTD, respectively.

We paid distributions of $5.8 million and $6.4 million to equity holders of our majority-owned company restaurants in 2022 YTD and 2021 YTD, respectively.

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

As of September 27, 2022, we had $75.0 million outstanding on the amended revolving credit facility and $213.3 million of availability, net of $11.7 million of outstanding letters of credit. As of December 28, 2021, we had $100.0 million outstanding on the amended revolving credit facility and $189.1 million of availability, net of $10.9 million of outstanding letters of credit. These outstanding amounts are included as long-term debt on our unaudited condensed consolidated balance sheets.

The weighted-average interest rate for the $75.0 million of borrowings outstanding as of September 27, 2022 was 3.69%. The weighted-average interest rate for the $190.0 million of borrowings outstanding as of September 28, 2021 was 0.96%.

The lenders’ obligation to extend credit pursuant to the amended revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of September 27, 2022.

Guarantees

As of September 27, 2022 and December 28, 2021, we are contingently liable for $11.5 million and $12.2 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 27, 2022 and December 28, 2021 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the revolving credit facility, in each case depending on our leverage ratio. The amended revolving credit facility also provides an Alternate Base Rate that may be substituted for LIBOR. As of September 27, 2022, we had $75.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our unaudited condensed consolidated balance sheets.

The weighted-average interest rate for the $75.0 million outstanding on our amended revolving credit facility as of September 27, 2022 was 3.69%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 27, 2022.

Changes in Internal Control

During the 13 weeks ended September 27, 2022, the Company implemented a significant update to the general ledger and accounting system. This update caused a change to certain processes and procedures that affected the Company’s internal control over financial reporting. While management believes the Company’s internal control over financial reporting for affected processes and procedures are effective, management will continue to evaluate and monitor these changes and assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year.

Except for the changes noted above, there were no other changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended September 27, 2022 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the 13 week period ended September 27, 2022, we did not repurchase any shares of our common stock. For the 39 week period ended September 27, 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. For both the 13 and 39 week periods ended September 28, 2021, we paid $14.7 million to repurchase 161,034 shares of our common stock. As of September 27, 2022, $166.9 million remained authorized for stock repurchases.

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

TEXAS ROADHOUSE, INC.

Date: November 4, 2022	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer and President (principal executive officer)

Date: November 4, 2022	By:	/s/ TONYA R. ROBINSON
Tonya R. Robinson
Chief Financial Officer
(principal financial officer)
(principal accounting officer)