Form 10-K
period 2022-12-27
Texas Roadhouse, Inc.
filed 2023-02-24
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended June 28, 2022 was $6,682,564,289 based on the closing stock price of $100.50 on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 67,017,505 on February 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 27, 2022, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, in periodic reports and oral statements and in this Annual Report on Form 10-K, we present statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

●	our ability to successfully execute our growth strategies;
●	our ability to successfully open new restaurants, acquire franchise restaurants and/or execute other strategic initiatives;
●	our ability to increase and/or maintain dine-in and to-go sales as well as profits at our existing restaurants;
●	our ability to integrate the franchise or other restaurants which we acquire or develop;
●	the continued service of key management personnel;
●	the impact of health epidemics or pandemics on our business including restrictions or regulations on our operations;
●	health, dietary and other concerns about our food products;
●	our ability to attract, motivate and retain qualified employees;
●	the impact of federal, state or local government laws and regulations relating to our employees and the sale of food and alcoholic beverages;
●	the impact of litigation, including remedial actions, payment of damages and expenses and negative publicity;
●	inflationary increases in the costs of our principal food and beverage products and all other operating costs;
●	labor shortages or increased labor costs, such as federal or state minimum wage changes, market wage levels, health care, sick pay and workers’ compensation insurance costs;
●	inflationary increases in the costs of construction and/or real estate;
●	changes in consumer preferences and demographic trends;
●	the impact of initiatives by competitors and increased competition generally;
●	our ability to successfully expand into new and existing domestic and international markets;
●	risks associated with partnering in markets with franchisees or other investment partners whose interests may not align with ours;
●	risks associated with developing and successfully operating new concepts;
●	security breaches of confidential guest, vendor and employee information in connection with our electronic processing of credit and debit card transactions, ransomware attacks or the failure of our information technology systems;
●	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our initiatives;

●	negative publicity regarding food safety, health concerns and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	our franchisees’ adherence to the terms of their franchise agreements;
●	potential fluctuation in our quarterly operating results due to seasonality and other factors;
●	supply and delivery shortages or interruptions;
●	our ability to adequately protect our intellectual property;
●	our ability to raise capital in the future;
●	volatility of actuarially determined self-insurance losses and loss estimates;
●	adoption of new, or changes in existing, accounting policies and practices;
●	changes in and/or interpretations of federal and state tax laws;
●	adverse weather conditions which impact guest traffic at our restaurants; and
●	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

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

PART I

ITEM 1—BUSINESS

Texas Roadhouse, Inc. (collectively, the "Company," "we," "our" and/or "us") was incorporated under the laws of the state of Delaware in 2004. The principal executive office is located in Louisville, Kentucky.

Introduction

The Company is a growing restaurant company operating predominately in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 697 restaurants in 49 states and ten foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our casual dining restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 27, 2022, we owned and operated 597 restaurants and franchised an additional 62 domestic restaurants and 38 international restaurants.

Restaurant Concepts

Of the 597 restaurants we owned and operated at the end of 2022, we operated 552 as Texas Roadhouse restaurants, 40 as Bubba’s 33 restaurants and five as Jaggers restaurants.

Texas Roadhouse is a moderately priced, full-service, casual dining restaurant concept offering an assortment of specially seasoned and aged steaks hand-cut daily on the premises and cooked to order over open grills. In addition to steaks, we also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of hamburgers, salads and sandwiches. The majority of our entrées include two made-from-scratch side items, and we offer all our dine-in guests free roasted in-shell peanuts and fresh baked yeast rolls.

Bubba’s 33 is a family-friendly restaurant concept featuring scratch-made food for all with a little rock 'n' roll, ice-cold beer and signature drinks. Our menu features burgers, pizza and wings as well as a wide variety of appetizers, sandwiches and dinner entrées. Our first Bubba’s 33 restaurant opened in May 2013 in Fayetteville, North Carolina.

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

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba’s 33, Jaggers and retail initiatives (including our online store and royalty-based licensing arrangements) as separate operating segments. In addition, we have identified Texas Roadhouse and Bubba's 33 as reportable segments.

COVID-19 and Related Impacts

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which limited capacity or seating in dining rooms while others allowed to-go or curbside service only. In 2022, all of our domestic company and franchise restaurants operated without restriction. We also experienced and expect to continue to experience commodity inflation and certain food and supply shortages as well as a more competitive labor market. To the extent these challenges persist, we will continue to experience increased costs.

Operating Strategy

The operating strategy that underlies the growth of our restaurants is built on the following key components:

●	Offering high quality, freshly prepared food. We place a great deal of emphasis on providing our guests with high quality, freshly prepared food. As part of our process, we have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, portion size, appearance and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands-on training and education to our kitchen staff for the purpose of promoting consistent adherence to recipes, food preparation procedures, food safety standards and overall food quality.
●	Creating a fun and comfortable atmosphere with a focus on high quality service. We believe the service quality and atmosphere we establish in our restaurants is a key component for fostering repeat business. We focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner. Our Texas Roadhouse restaurants feature a rustic southwestern lodge décor accentuated with hand-painted murals, neon signs, and southwestern prints, rugs and artifacts. Additionally, our restaurants continuously play upbeat country hits. Our Bubba’s 33 restaurants feature walls lined with televisions playing sporting events and music videos and are decorated with sports jerseys, neon signs and other local flair.
●	Offering performance-based manager compensation. We offer a performance-based compensation program to our individual restaurant managers and multi-restaurant operators, who are called "managing partners" and "market partners," respectively. Each of these partners earns a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre-tax income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.
●	Offering attractive price points. When we evaluate menu pricing, we focus on remaining disciplined as we balance short-term pressures with long-term growth while always keeping our guest top of mind. Prices are reviewed individually in each local market and are offered at moderate price points that we believe are as low as or lower than those offered by our competitors without sacrificing food quality. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. Based on the results of our pricing evaluations, we will continue to take pricing actions as we feel are needed.
●	Focusing on dinner. In nearly all of our Texas Roadhouse restaurants, we limit our operating hours to dinner only during the weekdays with approximately one half of our restaurants offering lunch on Friday. This focus on dinner allows our restaurant teams to prepare for and manage only one shift per day during the week and to prepare for the significant volumes of sales our restaurants generate.

Restaurant Development and Unit Economics

We consistently evaluate opportunities to develop restaurants in new and existing markets. Our site selection process is critical to our growth strategy. In analyzing each prospective site, our real estate team and our restaurant market partners devote significant time and resources to the evaluation of local market demographics, population density, household income levels and site-specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities and competitors, traffic counts and parking. We work actively with experienced real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites.

We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant-level returns over time. Our current prototypical Texas Roadhouse restaurant consists of a freestanding building with approximately 7,600 to 8,400 square feet with seating for approximately 270 to 325 guests and parking for approximately 180 vehicles either on-site or in combination with some form of off-site cross parking arrangement. Our current prototypes are adaptable to in-line and end-cap locations and/or spaces within an enclosed mall or a shopping center.

Our current prototypical Bubba’s 33 restaurant consists of a freestanding building with approximately 7,600 square feet with seating for approximately 270 to 330 guests. Some locations include patio seating for approximately 60 guests. Parking is targeted for approximately 180 vehicles either on-site or in combination with some form of off-site cross parking arrangement.

Our capital investment (including cash and non-cash costs) for new restaurants varies significantly depending on a number of factors including, but not limited to: the concept, square footage, layout, scope of required site work, geographical location, supply chain costs, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landowners and/or landlords, cost of liquor and other licenses and pre-opening expense.

For 2022 and 2021, our average capital investment for Texas Roadhouse restaurants, which includes a 10x initial base rent factor in the event the land is leased, was $6.9 million and $5.7 million, respectively. The increase in our 2022 average capital investment was primarily due to a larger building prototype and higher supply costs. We expect our average capital investment for restaurants to be opened in 2023 to remain flat at approximately $6.9 million with lower site costs offset by higher rent expense.

For 2022 and 2021, our average capital investment for Bubba’s 33 restaurants, which includes a 10x initial base rent factor in the event the land is leased, was $7.8 million and $7.4 million, respectively. The increase in our 2022 average capital investment was primarily due to higher supply costs. We expect our average capital investment for restaurants to be opened in 2023 to decrease to approximately $7.4 million due to lower site costs.

Existing Restaurant Locations

As of December 27, 2022, we had 597 company restaurants and 100 franchise restaurants in 49 states and ten foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	9	—	9
Alaska	2	—	2
Arizona	20	—	20
Arkansas	8	—	8
California	6	10	16
Colorado	17	1	18
Connecticut	5	—	5
Delaware	3	2	5
Florida	44	—	44
Georgia	16	3	19
Idaho	6	—	6
Illinois	19	—	19
Indiana	25	8	33
Iowa	11	—	11
Kansas	6	1	7
Kentucky	17	2	19
Louisiana	10	1	11
Maine	3	—	3
Maryland	8	6	14
Massachusetts	10	1	11
Michigan	18	3	21
Minnesota	7	—	7
Mississippi	3	—	3
Missouri	18	—	18
Montana	—	1	1
Nebraska	4	—	4
Nevada	4	—	4
New Hampshire	3	—	3
New Jersey	10	—	10
New Mexico	7	—	7
New York	21	—	21
North Carolina	21	—	21
North Dakota	2	1	3
Ohio	35	2	37
Oklahoma	8	—	8
Oregon	2	—	2
Pennsylvania	26	6	32
Rhode Island	3	—	3
South Carolina	9	—	9
South Dakota	2	—	2
Tennessee	17	1	18
Texas	81	5	86
Utah	10	1	11
Vermont	1	—	1
Virginia	21	—	21
Washington	2	1	3
West Virginia	4	3	7
Wisconsin	11	3	14
Wyoming	2	—	2
Total domestic restaurants	597	62	659
Bahrain	—	1	1
China	—	1	1
South Korea	—	7	7
Kuwait	—	3	3
Mexico	—	3	3
Philippines	—	7	7
Qatar	—	1	1
Saudi Arabia	—	5	5
Taiwan	—	5	5
United Arab Emirates	—	5	5
Total international restaurants	—	38	38
Total system-wide restaurants	597	100	697

Food

Menu. Our restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. At Texas Roadhouse restaurants, we offer a broad assortment of specially seasoned and aged steaks, all cooked over open grills and all but one hand-cut daily on the premises. We also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork and vegetable plates, and an assortment of burgers, salads and sandwiches. Entrée prices include roasted in-shell peanuts, fresh baked yeast rolls and most include the choice of two made-from-scratch sides. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Rattlesnake Bites". We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées served with one side item and a beverage.

At Bubba’s 33 restaurants, we offer a broad assortment of burgers, pizza and wings as well as a wide variety of appetizers, sandwiches and dinner entrées. Our Bubba’s 33 restaurants also offer an extensive selection of draft beer and signature cocktails. We provide a "12 & Under" menu for children that includes a selection of items, including a beverage.

Most of our restaurants feature a full bar that offers a selection of draft and bottled beer, major brands of liquor and wine as well as made in-house margaritas. Managing partners are encouraged to tailor their beer selection to include regional and local brands. Alcoholic beverages at all company restaurants accounted for 11.0% of restaurant sales in fiscal 2022.

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

We work with a third-party vendor to manage an online tool to provide nutritional information as well as help customers identify known allergens in each of our menu items. This information is currently available for all concepts.

Food Quality and Safety. We are committed to serving a varied menu of high quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to promote consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each domestic Texas Roadhouse restaurant, a trained meat cutter hand cuts our steaks and other restaurant employees prepare our side items and yeast rolls from scratch in the restaurants daily. At both Texas Roadhouse and Bubba’s 33 restaurants, we assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency, speed and food safety. Additionally, we expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, portion size, appearance and presentation.

We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in all of our restaurants for the purpose of reinforcing food quality, recipe consistency, food preparation procedures, food safety and sanitation standards, food appearance, freshness and portion size. The product coach team supports substantially all domestic system-wide stores.

Food safety and sanitation is of utmost importance to us. We currently utilize several additional programs to help facilitate adherence to proper food preparation procedures and food safety standards including our daily taste and temperature procedures. We have a food team whose function, in conjunction with our product coaches, is to develop, enforce and maintain programs designed to promote compliance with food safety guidelines. As a requirement of our quality assurance process, primary food items are purchased from qualified vendors who are regularly audited by reputable, outside inspection services confirming that the vendor is compliant with United States Food and Drug Administration and United States Department of Agriculture guidelines, the results of which are reviewed by our food safety team.

We perform regular food safety and sanitation audits on our restaurants and these results are reviewed by various members of operations and management. To maximize adherence to food safety protocols, we have incorporated Hazard Analysis Critical Control Points principles and critical procedures (such as hand washing) in each recipe. All restaurant managers are required to complete the American National Standards Institute Certified Food Manager training. In addition, most of our product coaches and food team members have obtained or are in the process of obtaining their Certified Professional-Food Safety designation from the National Environmental Health Association.

Procurement. Our procurement philosophy is designed to supply fresh, quality products to the restaurants at competitive prices while maximizing operating efficiencies. We negotiate directly with suppliers for substantially all food and beverage products to maximize quality and freshness and obtain competitive prices.

Food and supplies are ordered by and shipped directly to our domestic restaurants. Most food products used in the operation of our restaurants are distributed to individual restaurants through an independent national distribution company. We strive to qualify more than one supplier for all key food items and believe that beef of comparable quality as well as all other essential food and beverage products are available, upon short notice, from alternative qualified suppliers.

Service

Service Quality. We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. We employ a team of service coaches whose function is to provide consistent, hands-on training and education to our managers and service staff in our domestic restaurants for the purpose of reinforcing service quality and consistency, teamwork, responsible alcohol service, staff attentiveness and guest interactions in the dining room.

Guest Satisfaction. Through the use of guest surveys, our websites, "texasroadhouse.com," "bubbas33.com," or "eatjaggers.com," a toll-free guest response telephone line, emails, letters, social media and personal interaction in the restaurant, we receive valuable feedback from guests. We have implemented several programs to evaluate guest satisfaction, with particular attention given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. We continue to evaluate and implement processes relating to guest satisfaction, including reducing guest wait times, improving host interaction with the guest and improving the to-go experience for our guests.

Atmosphere. The atmosphere of our restaurants is intended to appeal to broad segments of the population. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere. The interiors feature wood walls and stained concrete floors and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants continuously play upbeat country hits. Guests may also view a display-baking area, where our fresh baked yeast rolls are prepared, and a meat cooler displaying fresh cut steaks. While waiting for a table, guests can enjoy complimentary roasted in-shell peanuts and upon being seated at a table, guests can enjoy fresh baked yeast rolls along with roasted in-shell peanuts. Our Bubba’s 33 restaurants feature walls lined with televisions playing a variety of sports events and music videos and are decorated with sports jerseys, neon signs and other local flair.

People

Management Personnel. Each of our restaurants is generally staffed with one managing partner and a combination of operations, kitchen and service managers as well as assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant. Operations managers support the managing partner in overall operations including both departments for kitchen and service. Kitchen managers have primary responsibility for managing sections of the kitchen staff and certain kitchen operations including food production, preparation, execution and quality standards. Service managers have primary responsibility for managing sections of the front of house staff and certain dining room, bar and to-go operations including service quality and the guest experience. Assistant managers support our managing partners, operations managers and kitchen and service managers. All managers are responsible for maintaining our standards of quality and performance.

We use market partners to oversee the operation of our restaurants. Each market partner oversees a group of varying sizes of managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assisting in the site selection process. Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies and standards of quality. To further facilitate adherence to our standards of quality and to maximize uniform execution throughout the system, we employ product coaches and service coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food and service quality. The attentive service and high quality food, which results from each restaurant having a managing partner, at least two to four managers and the hands-on assistance of a product coach and a service coach, are critical to our success.

Managing partners and market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing partners and market partners incudes a base salary plus a percentage of pre-tax income of the restaurant(s) they operate or supervise. Managing partners and market partners are eligible to participate in our equity incentive plan and are required to make refundable deposits at the time of hire that reinforces an ownership mentality. Generally, the deposits are refunded after five years of continuous service.

Training and Development. All restaurant employees are required to complete varying degrees of training before and during employment. Our comprehensive training program emphasizes our operating strategy, procedures and standards, including responsible alcohol service, and is typically conducted individually at our restaurants or in groups throughout the country.

Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum of nine months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers and other management employees are required to complete an extensive training program of up to 20 weeks, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by a market partner, managing partner, product coach and service coach.

We have designated a number of our restaurants to be certified as training centers by our training department. These stores are utilized to train our new and existing managers to ensure compliance with all operating procedures and guidelines. Additionally, most restaurants are staffed with training coordinators responsible for ongoing daily training needs.

For new restaurant openings, a full team of designated trainers, each specializing in a specific restaurant position, is deployed to the restaurant at least ten days before opening. Formal employee training begins seven days before opening and follows a uniform, comprehensive training course as directed by a service coach.

Marketing

Our marketing strategy aims to promote our brands while retaining a localized focus. We strive to increase comparable restaurant sales by increasing the frequency of visits by our current guests and attracting new guests to our restaurants and also by communicating and promoting our concepts’ food quality, the guest experience and value. We accomplish these objectives through three major initiatives.

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

Advertising. Our restaurants do not rely on national television or print advertising to promote our brands. Earned local media is a critical part of our strategy that features our products and people. Our restaurants use a permission-based email loyalty program, as well as social media and digital marketing, to promote the brand and engage with our guests. Our approach to media aligns with our focus on local store marketing and community involvement. Additionally, we continue to look for ways through various strategic initiatives to drive awareness and guest engagement with our brands. This includes the introduction of branded food and retail products that are available for purchase online or in select retailers. These products include non-royalty based food and accessories as well licensing arrangements for certain alcoholic and non-alcoholic beverages.

Restaurant Franchise Arrangements

Franchise Restaurants. As of December 27, 2022, we had 22 franchisees that operated 100 Texas Roadhouse restaurants in 21 states and ten foreign countries. Domestically, franchise rights for our Texas Roadhouse restaurants are granted for specific restaurants only, as we have not granted any rights to develop a territory. We are currently not accepting new domestic Texas Roadhouse franchisees. Approximately 80% of our franchise restaurants are operated by ten franchisees and no franchisee operates more than 16 restaurants.

Our standard Texas Roadhouse domestic franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of domestic franchise agreement generally requires the franchisee to pay a royalty fee based on a percentage of gross sales. In addition, domestic Texas Roadhouse franchisees are required to pay a percentage of gross sales to a national marketing fund for system-wide promotions and related efforts.

Our standard Texas Roadhouse domestic franchise agreement gives us the right, but not the obligation, to compel a franchisee to transfer its assets to us in exchange for shares of our stock, or to convert its equity interests into shares of our stock. The amount of shares that a franchisee would receive is based on a formula that is included in the franchise agreement.

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries and one U.S. territory. For the existing international agreements, the franchisee is generally required to pay us a development fee for our grant of development rights in the named countries, a franchise fee for each restaurant to be opened and royalties on the sales of each restaurant.

In 2021, we entered into our first two area development agreements for Jaggers, our fast-casual concept. These agreements allow for the development and operation of restaurants in specific territories in Texas, Oklahoma, and North Carolina. As part of these agreements, the franchisees are required to pay us a development fee for our grant of development rights in the named territories, a franchise fee for each restaurant to be opened and royalties on the sales of each restaurant. We expect our first Jaggers franchise restaurant to open in 2023.

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

Management Services. We provide management services to certain domestic franchise restaurants, some of which we have an ownership interest and others in which we have no ownership interest. Such management services may include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees. We also make available to these restaurants certain legal services, restaurant employees and employee benefits on a pass-through cost basis.

Information Technology

All of our company restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, monthly, quarterly and year-to-date basis and beyond, on a company-wide, concept, regional, market or individual restaurant basis. Together, this enables us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business.

Restaurant hardware and software support for all of our restaurants is provided and coordinated from the restaurant Support Center in Louisville, Kentucky. We guard against business interruption by maintaining a disaster recovery plan, which includes, among other things, storing critical business information off-site, maintaining a redundant data center, testing the disaster recovery plan and providing on-site power backup.

We accept credit cards, debit cards and gift cards as payment at our restaurants. We have systems and processes in place that focus on the protection of our guests’ credit and debit card information and other private information that we are required to protect, such as our employees’ personal information. Our systems have been carefully designed and configured to safeguard against data loss or compromise. We submit our systems to regular audit and review, ensuring compliance with the requirements of Payment Card Industry Data Security Standards and to assess vulnerability in our systems. See Risk Factors in Item 1A of this Form 10-K for a discussion of risks associated with breaches of security related to confidential guest and/or employee information.

We have made several digital enhancements to improve the guest experience and better support increased volumes at our restaurants.  These enhancements include a new, fully customized digital experience that allows our guests to get on the waitlist or place an order for pickup or curbside service.  The new digital experience also has added gift card and payment functionality.  We have also implemented texting systems which allow our dine-in guests to wait outside or in their cars and improved the to-go experience. In addition, we have implemented systems that enable touchless menus and contactless payments, providing a smoother guest checkout experience and enhanced turnaround times.

We believe that our current systems and practice of implementing regular updates will position us well to support our current needs and future growth. Information systems projects are prioritized based on strategic, financial, regulatory and other business advantage criteria.

Competition

Competition in the restaurant industry is intense. We compete with well-established food service companies on the basis of taste, quality and price of the food offered, service, atmosphere, location, take-out and delivery options as well as the overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant chains. We also face competition from meal kit delivery services as well as the supermarket industry. In addition, improving product offerings of fast casual and quick-service restaurants and better execution of to-go sales, together with negative economic conditions could cause consumers to choose less expensive alternatives. Although we believe that we compete favorably with respect to each of the above channels, other restaurants and retail establishments compete for the same casual dining guests, quality site locations and restaurant-level employees as we do. We expect intense competition to continue across all aspects of the restaurant industry.

Trademarks

Our registered trademarks and service marks include, among others, our trade names and our logo and proprietary rights related to certain core menu offerings. We have registered all of our significant marks for our restaurants with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in multiple foreign jurisdictions. To better protect our brands, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts.

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

In addition to domestic regulations, our international business exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. We are also subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling.

In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority, and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises. These licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that served alcoholic beverages to the intoxicated person. Consistent with industry standards, we focus on responsible alcohol service training and carry liquor liability coverage as part of our existing comprehensive general liability insurance as well as excess umbrella coverage.

Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tipped wage requirements, overtime pay, health benefits, unemployment taxes, workers’ compensation, work eligibility requirements, working conditions, safety standards, and hiring and employment practices. A significant number of our hourly restaurant personnel receive tips as part of their compensation and are paid at or above a minimum wage rate after giving effect to applicable tips. We rely on our employees to accurately disclose the full amount of their tip income. We base our FICA tax reporting on the disclosures provided to us by our tipped employees.

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

We are subject to laws relating to information security, privacy, cashless payments and consumer credit protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit and debit card numbers) and health information.

Seasonality

Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. Holidays, changes in weather, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. As a result, our quarterly operating results and comparable restaurant sales may fluctuate due to seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease.

Human Capital Management

As of December 27, 2022, we employed approximately 82,000 people. These employees included 784 executive and administrative personnel and 3,080 restaurant management personnel, while the remainder were hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

Our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to maintain our culture through shared core values, a performance-based compensation program supported by competitive benefits and health programs, and a diverse, inclusive and supportive workplace, with opportunities for our employees to grow and develop in their careers.

Maintaining our Culture and Core Values. In our restaurants and at our Support Center, we are committed to our shared "Core Values of Passion, Partnership, Integrity, and Fun…all with Purpose". These Core Values form the foundation of who we are as a company and how we interact with respect, appreciation, and fairness towards one another every day. We also believe that diversity and inclusion are vital parts of our culture. We value and welcome employees of all walks of life to share their gifts and strengths while working in our restaurants and the Support Center, as we strive to reflect the communities we are proud to serve. As a result, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests and is committed to upholding our shared values.

Performance-based Compensation and Benefits. We support our employees by offering competitive wages and benefits for eligible employees. We also offer a performance-based compensation program to our managing partners and market partners. Each of these positions earn a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre-tax income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners. In addition to salaries, these programs (which vary by employee level) include, among other items, bonuses, stock awards, retirement savings plans with employer matching contributions, healthcare and insurance benefits, health savings and flexible spending accounts, tuition reimbursement, paid time off, paid parental leave and various employee assistance programs.

Personal Development. We motivate and develop our employees by providing them with opportunities for increased responsibilities and advancement. We provide numerous training opportunities for our employees, with a focus on continuous learning and development. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In addition, our geographic footprint often allows us to offer our restaurant team members relocation options at similar roles when personal circumstances require it.

Health and Safety. The health and safety of our employees is a top priority and we are committed to providing a safe workplace, ensuring the safety and well-being of all team members while also ensuring that we are in compliance with all laws and regulations as well as internal policies. This commitment includes the deployment of specific sanitary protocols and safety standards to our restaurants that focus on maintaining the health and safety of our employees.

Website Access to Reports

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available, free of charge on or through our Internet website, www.texasroadhouse.com, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information about our Executive Officers

Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers. Executive officers are appointed by our Board of Directors and serve until their successors are appointed or until resignation or removal, in accordance with their employment agreements, if applicable. There are no family relationships among any of our executive officers.

Name	Age	Position
Gerald L. Morgan	62	Chief Executive Officer
Regina A. Tobin	59	President
S. Chris Jacobsen	57	Chief Marketing Officer
Christopher C. Colson	46	Chief Legal and Administrative Officer
Hernan E. Mujica	61	Chief Technology Officer
Keith V. Humpich	53	Interim Chief Financial Officer

Gerald L. Morgan. Mr. Morgan was appointed Chief Executive Officer in March 2021. Mr. Morgan joined Texas Roadhouse in 1997, during which time he has held the positions of Managing Partner, Market Partner and Regional Market Partner. Mr. Morgan also served as President from December 2020 to January 2023. Mr. Morgan has more than 35 years of restaurant management experience with Texas Roadhouse, Bennigan’s Restaurants and Burger King.

Regina A. Tobin. Ms. Tobin was appointed President in January 2023. Ms. Tobin joined Texas Roadhouse in 1996, during which time she has held the positions of Managing Partner, Market Partner, Vice President of Training and served as Chief Learning and Culture Officer from June 2021 through her appointment as President. Ms. Tobin has more than 30 years of restaurant management experience.

S. Chris Jacobsen. Mr. Jacobsen was appointed Chief Marketing Officer in February 2016. Mr. Jacobsen joined Texas Roadhouse in January 2003 where he served as Vice President of Marketing until his appointment as Chief Marketing Officer. Mr. Jacobsen has more than 30 years of restaurant marketing experience with Texas Roadhouse, Papa John’s International and Waffle House, Inc.

Christopher C. Colson. Mr. Colson was appointed Chief Legal and Administrative Officer in January 2023 and Corporate Secretary in August 2019. Mr. Colson joined Texas Roadhouse in 2005, during which time he has held the positions of Senior Counsel, Associate General Counsel, Executive Director of the Global Development Group and General Counsel, a position he held from March 2021 through his appointment as Chief Legal and Administrative Officer. Mr. Colson has over 20 years of restaurant industry experience with Texas Roadhouse, Frost Brown Todd LLC (serving as outside counsel to Texas Roadhouse), YUM! Brands, Inc. and as assurance staff at KPMG LLP.

Hernan E. Mujica. Mr. Mujica was appointed Chief Technology Officer in January 2023. Mr. Mujica joined Texas Roadhouse in January 2012 as Vice President of Information Technology and then Chief Information Officer, a position he held from March 2021 through his appointment as Chief Technology Officer. Prior to joining Texas Roadhouse, Mr. Mujica held senior management positions at The Home Depot and Arthur Andersen. Mr. Mujica has over 30 years of experience in both industry and consulting roles.

Keith V. Humpich. Mr. Humpich was appointed Interim Chief Financial Officer in January 2023. Mr. Humpich joined Texas Roadhouse in 2005, during which time he has held the positions of Director of Internal Audit, Senior Director of Internal Audit and Vice President of Finance. Prior to joining Texas Roadhouse, Mr. Humpich held several accounting, finance and audit positions at Lexmark International and Ernst & Young, LLP. Mr. Humpich has over 30 years of accounting and finance experience.

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

Risks Related to our Growth and Operating Strategy

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, many of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	the timing of new restaurant openings and related expenses;
●	restaurant operating costs for our newly-opened restaurants, which are often significantly higher during the first several months of operation than thereafter;
●	labor availability and costs for hourly and management personnel including increases relating to unionization and mandated changes in federal and/or state minimum and tipped wage rates, overtime regulations, state unemployment taxes, sick pay or health benefits and other regulatory changes relating to any of the foregoing;

●	fluctuations in commodity prices and utility and energy costs;
●	profitability of our restaurants, particularly in new markets;
●	the impact of litigation, including negative publicity;
●	decreases in average unit volume and comparable restaurant sales, including to-go sales;
●	impairment of long-lived assets, including goodwill, and any loss on restaurant relocations or closures;
●	general economic conditions, including an economic recession, which can affect restaurant traffic, local labor costs, and prices we pay for the food products and other supplies we use;
●	negative publicity regarding food safety and other food and beverage related matters, including the integrity of our, and/or our suppliers’ food processing;
●	negative publicity relating to the consumption of beef or other products we serve;
●	negative publicity regarding health concerns and/or global pandemics;
●	closures and/or dining rooms operating at limited capacity due to government mandated restaurant closures and/or limited availability of staff to meet our business standards;
●	changes in consumer preferences and competitive conditions including changes related to environmental, social and/or governance ("ESG") pressures;
●	expansion to new domestic and/or international markets;
●	the impact of inclement weather, natural disasters and other calamities which impact guest traffic or product availability at our restaurants;
●	increases in infrastructure costs;
●	changes in interest rates;
●	adoption of new, or changes in existing, accounting policies or practices;
●	changes in and/or interpretations of federal and state tax laws;
●	actual self-insurance claims varying from actuarial estimates; and
●	competitive actions.

Our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. Holidays, changes in weather, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. As a result, our quarterly operating results and comparable restaurant sales may fluctuate as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable, restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock could decrease.

Our growth strategy, which primarily depends on our ability to open new restaurants that are profitable, is subject to many factors, some of which are beyond our control.

We cannot assure you that we will be able to open new restaurants that are profitable in accordance with our expansion plans. We have experienced delays in opening some of our restaurants in the past and may experience delays in the future. Delays or failures in opening new restaurants could adversely affect our growth strategy. One of our biggest challenges in executing our growth strategy may be locating and securing an adequate supply of suitable new restaurant sites that satisfy our financial targets. Competition for suitable restaurant sites in our target markets may be intense.

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

Our ability to open new restaurants that are profitable will also depend on numerous other factors, many of which are beyond our control, including, but not limited to, the following:

●	our ability to hire, train and retain qualified operating personnel, especially market partners, managing partners, and/or other restaurant management personnel who can execute our business strategy and maintain our culture and brand standards;
●	our ability to negotiate suitable purchase or lease terms to execute our business strategy;
●	the availability of construction materials, equipment and labor;
●	our ability to control construction and development costs of new restaurants (including increased site, supply chain and distribution costs);
●	our ability to secure required governmental approvals and permits in a timely manner, or at all;
●	road construction and other factors limiting access to the restaurant;
●	delays by our landlord or other developers in constructing other parts of a development adjacent to our premises in a timely manner;
●	redevelopment of other parts of a development adjacent to our premises that affect the parking available for our restaurant;
●	our ability to secure liquor licenses, or at all;
●	general economic conditions, including an economic recession;
●	changes in federal, state and/or local tax laws;
●	the cost and availability of capital to fund construction costs and pre-opening expenses; and
●	the impact of inclement weather, natural disasters and other calamities.

You should not rely on past changes in our average unit volume or our comparable restaurant sales as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit volume and comparable restaurant sales, including, among other factors:

●	consumer awareness and understanding of our concepts;
●	our ability to execute our business strategy effectively;

●	our ability to maintain and manage the increased levels of to-go sales at our restaurants;
●	competition, from our competitors in the restaurant industry, our own restaurants, and/or other food service providers (such as delivery services and grocery stores);
●	the impact of permanent changes in weather patterns that can cause inclement weather, natural disasters and other calamities;
●	consumer trends and seasonality;
●	our ability to increase menu prices without adversely impacting guest traffic counts or per person average check growth;
●	introduction of new menu items;
●	loss of parking and/or access rights due to government action (such as eminent domain actions) or through private transactions;
●	government mandated dining room closures and/or dining rooms operating at limited capacity due to health epidemics or pandemics;
●	negative publicity regarding food safety, health concerns, quality of service, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	general economic conditions, including an economic recession, which can affect restaurant traffic, local labor costs and prices we pay for the food and beverage products and other supplies we use;
●	legislation that impacts our suppliers’ ability to maintain compliance with laws and regulations and impacts our ability to source product; and
●	effects of actual or threatened terrorist attacks (including cyber and/or ransomware attacks).

Our average unit volume and comparable restaurant sales may not increase at rates achieved in the past, which may affect our sales growth and will continue to be a critical factor affecting our profitability. In addition, changes in our average unit volume and comparable restaurant sales could cause the price of our common stock to significantly fluctuate.

The development and/or acquisition of new restaurant concepts may not contribute to our growth.

The development of new restaurant concepts, including Bubba’s 33 and Jaggers, created internally or acquired as a part of our other strategic initiatives may not be as successful as our experience in the development of the Texas Roadhouse concept. These concepts may have lower brand awareness and less operating experience than most Texas Roadhouse restaurants. In addition, they may have a higher initial investment cost and/or a lower per person average check amount. As a result, the development and/or acquisition of new restaurant concepts may not contribute to our average unit volume growth and/or profitability in an incremental way. We can provide no assurance that new units will be accepted in the markets targeted for expansion and/or that we or our franchisees will be able to achieve our targeted returns when opening new locations. In the future, we may determine not to move forward with any further expansion and/or acquisition of new restaurant concepts. These decisions could limit or delay our overall long-term growth. Additionally, expansion and/or acquisition of new restaurant concepts might divert our management’s attention from other business concerns or initiatives and could have an adverse impact on our core Texas Roadhouse business.

Our expansion into international markets presents increased economic, political, regulatory and other risks.

As of December 27, 2022, our operations include 38 Texas Roadhouse franchise restaurants in ten countries outside the United States, and we expect to have further international expansion in the future with one or more of our concepts. The entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically or any success we have had with the Texas Roadhouse concept in other international markets. In addition, operating in international markets may require significant resources and management attention and will subject us to economic, political and regulatory risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

●	the need to adapt our concepts for specific cultural and language differences;
●	new and different sources of competition;
●	the ability to identify appropriate business partners;
●	difficulties and costs associated with staffing and managing foreign operations;
●	difficulties in adapting and sourcing product specifications for international restaurant locations;
●	fluctuations in currency exchange rates, which could impact royalties, revenue and expenses of our international operations and expose us to foreign currency exchange rate risk;
●	difficulties in complying with local laws, regulations, and customs in foreign jurisdictions;
●	unexpected changes in regulatory requirements or tariffs on goods needed to construct and/or operate our restaurants;
●	political or social unrest, economic instability and destabilization of a region;
●	effects of actual or threatened terrorist attacks;
●	health concerns from global pandemics;
●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;
●	differences in the registration and/or enforceability of intellectual property and contract rights;
●	adverse tax consequences;
●	profit repatriation and other restrictions on the transfer of funds; and
●	different and more stringent user protection, data protection, privacy and other laws.

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

Any acquisition or future development that we pursue, including the on-going development of new concepts or retail initiatives utilizing our intellectual property, whether or not successfully completed, may involve risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition or development as the restaurants are integrated into our operations;
●	risks associated with entering into new domestic markets or conducting operations where we have no or limited prior experience;
●	risks associated with successfully integrating new employees, processes and systems while also maintaining our culture and brand standards;
●	risks inherent in accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates, and our ability to achieve projected economic and operating synergies, without impacting our underlying business; and
●	the diversion of management’s attention from other business concerns.

Future acquisitions of existing restaurants from our franchisees or other strategic partners, which may be accomplished through a cash purchase transaction, the issuance of shares of common stock or a combination of both, could have a dilutive impact on holders of our common stock, and result in the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other tangible and intangible assets, any of which could harm our business and financial condition. Additionally, following a franchise acquisition, we may be required to incur substantial capital improvement costs to meet company standards, which could impact our return on such acquisition.

Additionally, we may evaluate other means to leverage our competitive strengths, including the expansion of our products across other strategic initiatives or business opportunities (including retail initiatives utilizing our intellectual property). The expansion of our products may damage our reputation if products bearing our brands are not of the same quality or value that guests associate with our concepts. In addition, we may experience dilution of the goodwill associated with our concepts as they become more common and increasingly accessible.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases, as well as risks related to renewal.

The majority of our company restaurants are located on leased premises. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with the relocation, other operational changes, or closure of any restaurant, we may nonetheless be committed to perform on our obligations under the applicable lease including, among other things, paying the base rent and real estate taxes for the balance of the lease term. We also are subject to landlord actions that could negatively impact our business or operations.

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

As of December 27, 2022, we operated a total of 81 company restaurants in Texas and 44 company restaurants in Florida. As a result, we are particularly susceptible to adverse trends and economic conditions in those states, including any state mandated changes in minimum and tipped wage rates and economic pressures that may result in lower sales and profits at our restaurants. In addition, given our geographic concentration in these states, negative publicity regarding any of our restaurants in either Texas or Florida could have a material adverse effect on our business and operations, as could other occurrences in either Texas or Florida such as health epidemics or pandemics, local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, hurricanes, fires or other natural disasters.

Changes in consumer preferences and discretionary spending could adversely affect our business.

Our success depends, in part, upon the popularity of our food products. Continued social concerns or shifts in consumer preferences away from our restaurants or food offerings, particularly beef, could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns, pandemics or other periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our business, results of operations, financial condition or liquidity.

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

In addition to our having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tipped wage requirements, overtime pay, health benefits, unemployment taxes, workers’ compensation, work eligibility requirements and working conditions. A number of factors could adversely affect our operating results, including:

●	additional government-imposed increases in minimum and/or tipped wages, hourly and overtime pay, paid leaves of absence, sick leave, and mandated health benefits;
●	increased tax reporting and tax payment requirements for employees who receive gratuities;
●	any failure of our employees to comply with laws and regulations governing work authorization or residency requirements resulting in disruption of our work force and adverse publicity;
●	a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements, or a federal mandate prohibiting such credits; and
●	increased litigation including claims under federal and/or state wage and hour laws.

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

Issues relating to ESG topics could adversely affect our operating results.

Entities across all industries are facing increased interest related to their ESG compliance and practices. Evolving consumer and investor interest and preferences as well as governmental regulation may result in additional transparency, due diligence, reporting and specific target-setting with regard to our business and supply chain that could result in additional costs to comply with such demands. Failure to comply with the increased demands could result in public or investor scrutiny and/or litigation and could have an adverse effect on our business. Establishing targets or making other public commitments due to these demands, without a full or complete understanding of the cost or operational impact of changes in our supply chain or operating model, could also adversely affect our business and financial condition.

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

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered as a result of a visit to our restaurants, or that we have problems with food quality or operations. As a Company, we take responsible alcohol service seriously. However, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that served alcoholic beverages to the intoxicated person. Some litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations.

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

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time, attention and money away from our operations and hurt our performance. A judgment significantly in excess of any applicable insurance coverage could have significant adverse effect on our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt our business.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such damages could have a material adverse effect on our business, results of operations and/or liquidity. In addition, we self-insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability, cybersecurity and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in significantly different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Decreased cash flow from operations, or an inability to access credit, could negatively affect our business initiatives or may result in our inability to execute our revenue, expense, and capital allocation strategies.

Our ability to fund our operating plans and to implement our capital allocation strategies depends on sufficient cash flow from operations and/or other financing, including the use of funding under our amended revolving credit facility. We also may seek access to the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our capital allocation strategies include, but are not limited to, new restaurant development, payment of dividends, refurbishment or relocation of existing restaurants, repurchases of our common stock and franchise acquisitions. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions or a negative effect on our revenue could affect our ability to borrow or comply with our covenants under our amended revolving credit facility. If we are unable to raise additional capital, our growth could be impeded.

Our existing credit facility limits our ability to incur additional debt.

The lenders’ obligation to extend credit under our amended revolving credit facility depends on our maintaining certain financial covenants. If we are unable to maintain these covenants, we would be unable to obtain additional financing under this amended revolving credit facility. The amended revolving credit facility permits us to incur additional secured or unsecured indebtedness outside the revolving credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. If we are unable to borrow additional capital or have sufficient liquidity to either repay or refinance the then outstanding balance at the expiration of our amended revolving credit facility, or upon violation of the covenants, our growth could be impeded and our financial performance could be significantly adversely affected.

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

We review the value of our goodwill on an annual basis and also when events or changes in circumstances indicate that the carrying value of goodwill or other intangible assets may exceed the fair value of such assets. The estimates of fair value are based upon the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation measurements and techniques.

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

Our future success depends on the continued services and performance of our key management personnel and our ability to develop future successors of such personnel as a part of our succession planning. Our future performance will depend on our ability to motivate and retain these and other key officers, employees and managers, particularly regional market partners, market partners and managing partners. Competition for these employees is intense. The loss of the services of members of our senior management team or other key officers or managers or the inability to attract additional qualified personnel as needed could significantly harm our business. In addition, our business could suffer from any actual or alleged misconduct of any of our key personnel.

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

Risks Related to Information Technology and Privacy

We rely heavily on information technology, and any material failure, weakness, ransomware or interruption could prevent us from effectively operating our business.

We rely heavily on information systems in all aspects of our operations, including point-of-sale systems, digital apps, financial systems, marketing programs, e-commerce and various other processes and transactions. This reliance has significantly increased in recent years as we have had to rely to a greater extent on systems such as online ordering, contactless payments, online waitlists, and systems supporting a more remote workforce as our guests are increasingly using our website and digital applications to place and pay for their orders. Our point-of-sale processing in our restaurants includes collection of cash, credit cards, debit cards, gift cards and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability, security and capacity of these systems. As our business needs continue to evolve, these systems will require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital. Additionally, as we become increasingly reliant on digital ordering and payment as a sales channel, our business could be negatively impacted if we are unable to successfully implement, execute or maintain our consumer-facing digital initiatives.

The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms or a material breach in the security of these systems could result in delays or errors to guest service and reduce efficiency in our operations. In addition, as we implement new technology platforms to improve the overall guest experience, there can be no guarantees that these platforms will operate as reliably or be as operationally impactful as intended.

We have disaster recovery procedures and business continuity plans in place to address events of a crisis nature, including tornadoes and other natural disasters, and back up off-site locations for recovery of electronic and other forms of data information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations and exposure to administrative and other legal claims.

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

Some business processes are currently outsourced to third parties, including such processes as information technology, gift card tracking, credit and debit card authorization and processing, insurance claims processing, unemployment claims processing, payroll tax filings, vendor payment processing and other accounting processes. We continually evaluate our other business processes to determine if additional outsourcing is a viable, and the most appropriate, option to accomplish our goals. We make a diligent effort to validate that all providers of outsourced services maintain customary internal controls, such as redundant processing facilities and adequate security frameworks to guard against breaches or data loss; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or internal controls over their processes could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply or our systems are compromised by a security breach, we could be subject to government enforcement actions, private litigation and adverse publicity.

New, modified and existing privacy and data protection laws and regulations may result in significant costs and compliance challenges and adversely affect our business and financial condition. These privacy laws and regulations, which are constantly evolving, may be interpreted by regulatory authorities in new and differing manners and such interpretations may be inconsistent among jurisdictions. We may incur increased costs to comply with increasingly demanding privacy laws and regulations. We could also be subject to government enforcement actions, private litigation and adverse publicity including reputational damage and loss of guest confidence.

We receive and maintain certain personal, financial or other information about our guests, vendors and employees. In 2022, approximately 85% of our transactions were by credit or debit cards. In addition, certain of our vendors receive and/or maintain certain personal, financial and other information about our employees and guests on our behalf. The use and handling, including security, of this information is regulated by privacy and data protection laws and regulations in various jurisdictions, as well as by certain third-party contracts, frameworks and industry standards, such as the Payment Card Industry Data Security Standard. Hardware, software or other applications we develop and procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery or other forms of deceiving our employees or vendors.

In addition, if our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident, or if our employees or vendors (or other persons or entities with which we do business with) fail to comply with such laws and regulations or fail to meet industry standards and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause interruption of normal business performance, cause us to incur substantial costs and result in a loss of guest confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could have a material impact on our financial condition and results of operations. In addition, if there are malfunctions or other problems with our processing vendors, billing software or payment processing systems, it may cause interruption of normal business performance.

Risks Related to the Restaurant Industry

Changes in food and supply costs and/or availability of products could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and/or the availability of products necessary to operate our business, including increased costs arising from federal and/or state mandated requirements. Any increase in food prices or loss of supply, particularly proteins, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as food supply constrictions, weather conditions, food safety concerns, global pandemics, product recalls, global market and trade conditions, and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs and/or loss of supply by adjusting our purchasing practices, menu prices or menu offerings, and a failure to do so could adversely affect our operating results. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term results could be negatively affected. Also, if we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests’ menu item selections and guest traffic.

We currently purchase the majority of our beef from four beef suppliers with all of our beef coming from the United States or Canada. While we maintain relationships with additional suppliers, if any of these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would harm our business.

Our business could be adversely affected by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our restaurant managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tipped wages, changes in hourly and overtime pay, state unemployment rates, sick pay or other employee benefits costs (including workers’ compensation and health insurance), company staffing initiatives or otherwise any regulatory changes resulting from any of the foregoing would adversely impact our operating expenses. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts, which could negatively impact our financial results.

Increased competition for qualified employees caused by a shortage in the labor pool exerts upward pressure on wages paid to attract and retain such personnel, resulting in higher labor costs, together with greater recruitment and training expense. We could suffer from significant indirect costs, including restaurant disruptions due to management or hourly labor turnover and potential delays in new restaurant openings. A shortage in the labor pool could also cause our restaurants to be required to operate with reduced staff which could negatively impact our ability to provide adequate service levels to our guests resulting in adverse guest reactions and a possible reduction in guest traffic counts. Additionally, personal or public health concerns might make some existing personnel or potential candidates reluctant to work in enclosed restaurant environments.

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

The restaurant industry is intensely competitive. We compete with many well-established food service companies on the basis of taste, quality and price of products offered, guest service, atmosphere, location, take-out and delivery options and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant chains. We also face competition from meal kit delivery services as well as the supermarket industry. In addition, improving product offerings of fast casual and quick-service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail establishments for quality site locations and employees. Additionally, our competitors may generate or better implement business strategies that improve the value and the relevance of their brands and reputation, relative to ours. This could include the testing of delivery via internal or third-party methods or better execution around guests’ to-go experience.

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

As part of our marketing strategy, we utilize social media platforms to promote our concepts and attract and retain guests. Our strategy may not be successful, resulting in expenses incurred without improvement in guest traffic or brand relevance. In addition, a variety of risks are associated with the use of social media, including improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or dissemination of false information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Given the marked increase in the use of social media platforms, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our Company may be posted on such platforms at any time. Additionally, social media has increasingly been utilized to target specific companies or brands as a result of a variety of actions or inactions, or perceived actions or inactions, that are disfavored by interest groups and such campaigns can rapidly accelerate and impact consumer behavior. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic. The impact may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse impact on our business.

Health, social and environmental concerns relating to the consumption or sourcing of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

Like other restaurant chains, consumer preferences could be affected by concerns about the consumption or sourcing of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality and food safety, including food-borne illnesses. In addition, consumer preferences may be impacted by current and future menu-labeling requirements or social and environmental concerns about the sourcing of food products throughout our supply chain. Future regulatory action may occur which could result in further changes in the nutritional and environmental disclosure requirements. We cannot make any assurances regarding our ability to effectively respond to changes in consumer perceptions and to adapt our menu offerings to prevailing trends. The imposition of menu-labeling and food sourcing laws or regulations could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The labeling and sourcing requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to labeling or sourcing requirements or negative publicity by changing our concepts or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health, social and environmental concerns or negative publicity or as a result of a change in our menu or concept could significantly harm our business.

Food safety and sanitation, food-borne illness and health concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety and sanitation is a top priority, and we dedicate substantial resources to help our guests enjoy safe, quality food products. However, food-borne illnesses and food safety issues occur in the food industry from time to time. Any report or publicity, whether true or not, linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our concepts and reputation as well as our revenue and profits. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our revenue and profits.

Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. While we attempt to minimize the risk, we cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our restaurants. If our guests become ill from food-borne illnesses, we could be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to a food recall.

In addition to the novel coronavirus that causes COVID-19, the United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as Hepatitis A, Norovirus, Ebola, Avian Flu, SARS and H1N1. To the extent that a virus is food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product which may have a significant adverse effect on our business.

Risks Related to Our Corporate Structure

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors (the "Board"). These provisions include, among other things, advance notice for raising business or making nominations at meetings and "blank check" preferred stock. Blank check preferred stock enables our Board, without approval of the shareholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. If we issue preferred shares in the future that have a preference over our common stock with respect to dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock may be adversely affected.

The Delaware General Corporation Law prohibits us from engaging in "business combinations" with "interested shareholders" (with some exceptions) unless such transaction is approved in a prescribed manner. The existence of this provision could have an anti-takeover effect with respect to transactions not approved in advance by the Board, including discouraging attempts that might result in a premium over the market price for our common stock.

There can be no assurance that we will continue to pay dividends on our common stock or repurchase our common stock up to the maximum amounts permitted under our previously announced repurchase program.

Payment of cash dividends on our common stock or repurchases of our common stock are subject to compliance with applicable laws and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, business prospects, macro-economic conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends or repurchase our common stock at the same levels we have historically (if at all).

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our common stock.

We value constructive input from our shareholders and the investment community. Our Board and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by our Board and management in seeking to maintain constructive engagement with our shareholders will be successful.

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

Failure to achieve and maintain effective internal control over financial reporting may negatively impact our business and our financial results.

The Company is responsible for establishing and maintaining effective internal control over financial reporting. Despite its inherent limitations, effective internal control over financial reporting helps provide reasonable assurance regarding the reliability of financial reporting for external purposes. A significant accounting error correction, financial reporting failure or material weakness in internal control over financial reporting could cause results in our consolidated financial statements that do not accurately reflect our financial condition, a loss of investor confidence and subsequent decline in the market price of our common stock, increase our costs and regulatory scrutiny, and lead to litigation or result in negative publicity that could damage our reputation.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under a master lease with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 27, 2022, we leased 133,023 square feet. Our lease expires on October 31, 2048, including all applicable extensions.

Of the 597 company restaurants in operation as of December 27, 2022, we owned 150 locations and leased 447 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	6	9
Alaska	—	2	2
Arizona	5	15	20
Arkansas	1	7	8
California	1	5	6
Colorado	7	10	17
Connecticut	—	5	5
Delaware	1	2	3
Florida	7	37	44
Georgia	4	12	16
Idaho	1	5	6
Illinois	3	16	19
Indiana	13	12	25
Iowa	3	8	11
Kansas	2	4	6
Kentucky	4	13	17
Louisiana	2	8	10
Maine	—	3	3
Maryland	—	8	8
Massachusetts	1	9	10
Michigan	5	13	18
Minnesota	1	6	7
Mississippi	1	2	3
Missouri	3	15	18
Nebraska	1	3	4
Nevada	—	4	4
New Hampshire	2	1	3
New Jersey	—	10	10
New Mexico	1	6	7
New York	3	18	21
North Carolina	4	17	21
North Dakota	—	2	2
Ohio	12	23	35
Oklahoma	2	6	8
Oregon	—	2	2
Pennsylvania	3	23	26
Rhode Island	—	3	3
South Carolina	—	9	9
South Dakota	1	1	2
Tennessee	—	17	17
Texas	39	42	81
Utah	1	9	10
Vermont	—	1	1
Virginia	6	15	21
Washington	—	2	2
West Virginia	1	3	4
Wisconsin	4	7	11
Wyoming	2	—	2
Total	150	447	597

Additional information concerning our properties and leasing arrangements is included in Note 2(h), Note 2(i) and Note 8 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 13 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH.

The number of holders of record of our common stock as of February 15, 2023 was 159.

On February 14, 2023, our Board of Directors (the "Board") declared a quarterly dividend of $0.55 per share of common stock which will be distributed on March 24, 2023 to shareholders of record at the close of business on March 8, 2023. The declaration and payment of cash dividends on our common stock is at the discretion of our Board, and any decision to declare a dividend will be based on a number of factors including, but not limited to, earnings, financial condition, applicable covenants under our amended credit facility and other contractual restrictions, or other factors deemed relevant.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

In 2008, our Board approved our first stock repurchase program. From inception through December 27, 2022, we have paid $633.5 million through our authorized stock repurchase programs to repurchase 21,041,442 shares of our common stock at an average price per share of $30.11. On March 17, 2022, the Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 31, 2019 that authorized the Company to repurchase up to $250.0 million of our common stock. All repurchases to date have been made through open market transactions. In 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. For the 13 week period ended December 27, 2022, we did not repurchase any shares of our common stock. As of December 27, 2022, $166.9 million remains authorized for stock repurchases.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return experienced by holders of the Company’s common stock compared to the cumulative total return of the broad market indices of the S&P 500 Index and Russell 3000 Index as well as the industry specific indices of the S&P Composite 1500 Restaurant Sub-Index and Russell 3000 Restaurant Index for the five year period ended December 27, 2022, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 26, 2017 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Historically, we have presented the performance graph by comparing our cumulative total shareholder return against the Russell 3000 Index and Russell 3000 Restaurant Index. In 2022, we transitioned to the S&P 500 Index and S&P Composite 1500 Restaurant Sub-Index as these are more widely utilized industry indices. The performance graph below presents all the indices used for this transition year.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since December 26, 2017

	12/26/2017	12/24/2018	12/31/2019	12/29/2020	12/28/2021	12/27/2022
Texas Roadhouse, Inc.	$100.00	$106.69	$108.05	$152.59	$175.44	$188.43
S&P 500	$100.00	$89.44	$125.44	$147.34	$191.93	$156.08
S&P Composite 1500 Restaurant Sub-Index	$100.00	$104.87	$135.44	$161.06	$196.79	$181.84
Russell 3000	$100.00	$88.62	$123.87	$148.62	$188.83	$151.48
Russell 3000 Restaurant Index	$100.00	$100.16	$130.00	$147.41	$170.36	$159.21

ITEM 6—RESERVED

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below of the financial condition and results of operations for Texas Roadhouse, Inc. (collectively, the "Company," "we," "our" and/or "us") should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-28), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A. For discussion and analysis of our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020, see Part II, Item 7 of our 2021 Form 10-K.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominately in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 697 restaurants in 49 states and ten foreign countries. As of December 27, 2022, our 697 restaurants included:

●	597 "company restaurants," of which 577 were wholly-owned and 20 were majority-owned. Of the 597 restaurants we owned and operated at the end of 2022, we operated 552 as Texas Roadhouse restaurants, 40 as Bubba’s 33 restaurants and five as Jaggers restaurants. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income.
●	100 "franchise restaurants," 23 of which we have a 5.0% to 10.0% ownership interest. All of the franchise restaurants operated as Texas Roadhouse restaurants. The income derived from our minority interests in these franchise restaurants is reported in the line item entitled "Equity income from investments in unconsolidated affiliates" in our consolidated statements of income and comprehensive income. Additionally, we provide various management services to these 23 franchise restaurants, as well as five additional franchise restaurants in which we have no ownership interest. Of the 100 franchise restaurants, 62 were domestic restaurants and 38 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 58 of the 62 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that ends on the last Tuesday in December. Fiscal year 2022 and fiscal year 2021 were both 52 weeks in length, and the fourth quarters were both 13 weeks in length.

COVID-19 and Related Impacts

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which limited capacity or seating in dining rooms while others allowed to-go or curbside service only. In 2022, all of our domestic company and franchise locations operated without restriction. We also experienced and expect to continue to experience commodity inflation and certain food and supply shortages as well as a more competitive labor market. To the extent these challenges persist, we will continue to experience increased costs.

Long-term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

●	Expanding Our Restaurant Base. We continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, the presence of shopping and entertainment centers and a significant employment base. In addition, we continue to pursue opportunities to acquire domestic franchise locations to expand our company restaurant base.

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries and one U.S. territory. We have also entered into area development agreements for Jaggers, our fast-casual concept. We expect our first Jaggers franchise restaurant to open in 2023.

In 2022, we opened 23 company restaurants while our franchise partners opened seven restaurants internationally. The company restaurants included 18 Texas Roadhouse restaurants, four Bubba’s 33 restaurants, and one Jaggers restaurant. In 2023, we plan to open approximately 25 to 30 Texas Roadhouse and Bubba’s 33 company restaurants and three Jaggers company restaurants. In addition, we expect as many as nine Texas Roadhouse international and domestic franchise openings and three Jaggers domestic franchise openings in 2023.

In 2022, we completed the acquisition of eight domestic franchise Texas Roadhouse restaurants for an aggregate purchase price of $33.1 million. On our first day of fiscal year 2023, we completed the acquisition of eight domestic franchise Texas Roadhouse restaurants for an aggregate purchase price of approximately $39.0 million.

●	Maintaining and/or Improving Restaurant Level Profitability. We continue to focus on driving comparable restaurant sales to maintain or improve store level profitability. This includes a pricing strategy that balances the impacts of inflationary pressures with our long-term value positioning. In terms of driving traffic at our restaurants, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we continue to drive various localized marketing programs, focus on speed of service, increase throughput by adding seats and parking at certain restaurants and continue to enhance the guest digital experience.

At our high volume restaurants, we continue to look for opportunities to increase our dining room capacity by adding on to our existing building and/or to increase our parking capacity by leasing or purchasing property that adjoins our site. We also continue to make a number of building modifications and/or expansions to existing restaurants in order to better accommodate our increased dine-in and to-go sales. These modifications include room expansions which add additional guest seating, the addition of to-go areas, and cooler expansions to accommodate higher inventory levels.

In recent years, we have relocated several existing Texas Roadhouse locations at or near the end of their associated lease or as a result of eminent domain which allowed us to move to a better site, update them to a current prototypical design, construct a larger building with more seats and greater number of available parking spaces, accommodate increased to-go sales and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales.

●	Leveraging Our Scalable Infrastructure. To support our growth, we have made investments in our infrastructure across all critical functions, including the development of new strategic initiatives. Whether we are able to leverage our infrastructure in future years by growing our general and administrative costs at a slower rate than our revenue will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.
●	Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders, including the payment of dividends and repurchase of common stock. In 2011, our Board of Directors (the "Board") declared our first quarterly dividend of $0.08 per share of common stock which has consistently grown over time. In 2022, the Board declared a quarterly cash dividend of $0.46 per share of common stock. On February 14, 2023, the Board declared a quarterly cash dividend of $0.55 per share of common stock, representing a 20% increase compared to the quarterly dividend declared in the prior year period.

In 2008, the Board approved our first stock repurchase program. From inception through December 27, 2022, we have paid $633.5 million through our authorized stock repurchase programs to repurchase 21,041,442 shares of our common stock at an average price per share of $30.11. On March 17, 2022, the Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. In 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. As of December 27, 2022, $166.9 million remains authorized for stock repurchases.

Key Measures We Use To Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

●	Comparable Restaurant Sales. Comparable restaurant sales reflects the change in sales for all company restaurants over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold and the mix of dine-in versus to-go sales can affect the per person average check amount.
●	Average Unit Volume. Average unit volume represents the average annual restaurant sales for Texas Roadhouse and Bubba’s 33 restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than company average.
●	Store Weeks and New Restaurant Openings. Store weeks represent the number of weeks that all company restaurants, unless otherwise noted, were open during the reporting period. Store weeks include weeks in which a restaurant is temporarily closed. Store week growth is driven by new restaurant openings and franchise acquisitions. New restaurant openings reflect the number of restaurants opened during a particular fiscal period, excluding store relocations. We consider store openings that occur simultaneous with a store closure in the same trade area to be a relocation.
●	Restaurant Margin. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin is not a measurement determined in accordance with U.S. generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations. This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded. Restaurant margin is widely regarded as a useful metric by which to evaluate core restaurant-level operating efficiency and performance over various reporting periods on a consistent basis.

In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, including general and administrative expenses, but do not have a direct impact on core restaurant-level operational efficiency and performance. We also exclude pre-opening expense as it occurs at irregular intervals and would impact comparability to prior period results. We also exclude depreciation and amortization expense, substantially all of which relates to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants. We also exclude impairment and closure expense as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results. Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section below.

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

Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are credit card fees, utilities, supplies, repairs and maintenance, equipment rent, property taxes, profit sharing incentive compensation for our restaurant managing partners and market partners and general liability insurance.

Pre-opening Expenses. Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and are comprised principally of opening and training team compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses. On average, approximately 70% of total pre-opening costs incurred per restaurant opening relate to the hiring and training of employees. Pre-opening costs vary by location depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

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

General and Administrative Expenses. General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. This includes software hosting fees, professional fees, group insurance, advertising expense, salary and share-based compensation expense related to executive officers, Support Center employees and market partners and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

Interest Expense, Net. Interest expense, net includes interest expense on our debt or financing obligations including the amortization of loan fees reduced by earnings on cash and cash equivalents and capitalized interest.

Equity Income (loss) from Unconsolidated Affiliates. Equity income (loss) includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of

December 27, 2022 and December 28, 2021, we owned a 5.0% to 10.0% equity interest in 23 and 24 domestic franchise restaurants, respectively. Additionally, we had a 40% equity interest in four non-Texas Roadhouse restaurants as part of a joint venture agreement with a casual dining restaurant operator in China that we fully impaired in 2021.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

2022 Financial Highlights

Total revenue increased $551.0 million or 15.9% to $4.0 billion in 2022 compared to $3.5 billion in 2021 primarily due to an increase in store weeks and an increase in comparable restaurant sales. Store weeks and comparable restaurant sales increased 6.1% and 9.7%, respectively, at company restaurants in 2022. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was due to an increase in per person average check and an increase in guest traffic.

Net income increased $24.5 million or 10.0% to $269.8 million in 2022 compared to $245.3 million in 2021 primarily due to higher restaurant margin dollars, as described below, partially offset by higher general and administrative expenses and higher depreciation and amortization expense. Diluted earnings per share increased 13.5% to $3.97 from $3.50 in the prior year due to the increase in net income and the benefit of share repurchases.

Restaurant margin dollars increased $45.8 million or 7.9% to $627.5 million in 2022 compared to $581.7 million in 2021 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 15.7% in 2022 compared to 16.9% in 2021. The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to commodity and wage and other labor inflation partially offset by higher sales.

	Results of Operations
	Fiscal Year Ended
	2022		2021
	$	%	$	%

	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	3,988,791	99.3	3,439,176	99.3
Franchise royalties and fees	26,128	0.7	24,770	0.7
Total revenue	4,014,919	100.0	3,463,946	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	1,378,192	34.6	1,156,628	33.6
Labor	1,319,959	33.1	1,123,003	32.7
Rent	66,834	1.7	60,005	1.7
Other operating	596,305	14.9	517,808	15.1
(As a percentage of total revenue)
Pre-opening	21,883	0.5	24,335	0.7
Depreciation and amortization	137,237	3.4	126,761	3.7
Impairment and closure, net	1,600	NM	734	NM
General and administrative	172,712	4.3	157,480	4.5
Total costs and expenses	3,694,722	92.0	3,166,754	91.4
Income from operations	320,197	8.0	297,192	8.6
Interest expense, net	124	NM	3,663	0.1
Equity income (loss) from investments in unconsolidated affiliates	1,239	NM	(637)	NM
Income before taxes	321,312	8.0	292,892	8.5
Income tax expense	43,715	1.1	39,578	1.1
Net income including noncontrolling interests	277,597	6.9	253,314	7.3
Net income attributable to noncontrolling interests	7,779	0.2	8,020	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	269,818	6.7	245,294	7.1

NM – Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	Fiscal Year Ended
	2022	2021

	(In thousands, except per store week)

Income from operations	$ 320,197	$ 297,192

Less:
Franchise royalties and fees	26,128	24,770

Add:
Pre-opening	21,883	24,335
Depreciation and amortization	137,237	126,761
Impairment and closure, net	1,600	734
General and administrative	172,712	157,480
Restaurant margin	$ 627,501	$ 581,732

Restaurant margin $/store week	$ 20,721	$ 20,389
Restaurant margin (as a percentage of restaurant and other sales)	15.7%	16.9%

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 28, 2021	667	627	36	4
Company openings	23	18	4	1
Company closings	—	—	—	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	7	7	—	—
Franchise closings	—	—	—	—
Balance at December 27, 2022	697	652	40	5

	December 27, 2022	December 28, 2021
Company - Texas Roadhouse	552	526
Company - Bubba's 33	40	36
Company - Jaggers	5	4
Franchise - Texas Roadhouse - U.S.	62	70
Franchise - Texas Roadhouse - International	38	31
Total	697	667

Restaurant and Other Sales

Restaurant and other sales increased 16.0% in 2022 compared to 2021. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	2022	2021
Company Restaurants:
Increase in store weeks	6.1%	5.0%
Increase in average unit volume	9.4%	36.7%
Other(1)	0.4%	2.6%
Total increase in restaurant sales	15.9%	44.3%
Other sales	0.1%	0.2%
Total increase in restaurant and other sales	16.0%	44.5%

Store weeks	30,284	28,531
Comparable restaurant sales	9.7%	37.8%

Texas Roadhouse restaurants:
Store weeks	28,127	26,622
Comparable restaurant sales	9.7%	37.6%
Average unit volume (in thousands)	$6,962	$6,358

Weekly sales by group:
Comparable restaurants (499 and 473 units)	$134,085	$123,064
Average unit volume restaurants (20 and 18 units)(2)	$128,665	$104,545
Restaurants less than six months old (33 and 35 units)	$135,401	$124,142

Bubba's 33 restaurants:
Store weeks	1,936	1,747
Comparable restaurant sales	10.5%	43.0%
Average unit volume (in thousands)	$5,620	$5,090

Weekly sales by group:
Comparable restaurants (30 and 25 units)	$108,132	$101,097
Average unit volume restaurants (4 and 5 units)(2)	$107,636	$81,813
Restaurants less than six months old (6 and 6 units)	$121,791	$115,554
(1)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(2)	Average unit volume restaurants include restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increase in restaurant sales for 2022 was primarily attributable to an increase in store weeks and an increase in comparable restaurant sales. The increase in store weeks was driven by the opening of new restaurants and the acquisition of franchise restaurants. The increase in comparable restaurant sales growth was driven primarily by increases in our per person average check as shown in the table below.

	2022	2021
Guest traffic counts	1.9%	27.6%
Per person average check	7.8%	10.2%
Comparable restaurant sales growth	9.7%	37.8%

The increase in 2022 guest traffic counts was due to an increase in dining room traffic partially offset by a decrease in to-go traffic. The increase in dining room traffic counts was primarily driven by all of our company locations operating without capacity restrictions for the entire 2022 period. To-go sales as a percentage of total restaurant sales were 13.3% in 2022 compared to 17.1% in 2021.

Per person average check includes the benefit of menu price increases of approximately 3.2% and 2.9% implemented in Q2 2022 and Q4 2022, respectively, as well as increases of 1.8% and 4.2% implemented in Q2 2021 and Q4 2021, respectively.

In 2022, we opened 23 company restaurants, which included 18 Texas Roadhouse restaurants, four Bubba’s 33 restaurants and one Jaggers restaurant. We also completed the acquisition of eight franchise restaurants.

In 2023, we plan to open approximately 25 to 30 Texas Roadhouse and Bubba’s 33 company restaurants and three Jaggers company restaurants. On December 28, 2022, the first day of our 2023 fiscal year, we completed the acquisition of eight domestic franchise restaurants for an aggregate purchase price of approximately $39.0 million. In total, we expect store week growth of at least 6% in 2023, including the impact of the franchise restaurants acquired.

Other sales primarily represents the net impact of amortization of third-party gift card fees and gift card breakage income. The net impact was ($6.4) million and ($6.1) million for 2022 and 2021, respectively. The change was driven primarily by favorable adjustments of $6.6 million and $4.8 million recorded in 2022 and 2021, respectively. These adjustments related to a change in our estimate of breakage due to a shift in our historic redemption pattern which indicated that the percentage of gift cards sold that are not expected to be redeemed had increased. This shift in redemption patterns was primarily due to the increase in sales through our third-party gift card program. As a result, we adjusted our expected breakage assumptions on unredeemed gift cards. The adjustments were partially offset by an increase in amortization of third-party fees due to an increase in sales through our third-party gift card program.

Franchise Royalties and Fees

Franchise royalties and fees increased by $1.4 million or 5.5% compared to 2021 due to comparable restaurant sales growth and new store openings partially offset by decreased royalties related to the eight franchise acquisitions in 2022. Franchise comparable restaurant sales increased 10.3% in 2022.

In 2022, our franchise partners opened seven Texas Roadhouse international restaurants. In 2023, we expect as many as nine Texas Roadhouse international and domestic franchise openings and three Jaggers domestic franchise openings.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 34.6% in 2022 from 33.6% in 2021 primarily due to commodity inflation partially offset by the benefit of a higher guest check. Commodity inflation was 10.8% in 2022, with higher costs across the basket.

For 2023, we currently expect commodity cost inflation of 5% to 6% for the year with prices locked for approximately 40% of our forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expense, as a percentage of restaurant and other sales, increased to 33.1% in 2022 compared to 32.7% in 2021. This increase was primarily due to wage and other labor inflation of 8.3% in 2022. Wage and other labor inflation was primarily due to higher wage and benefit expense driven by labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people. In addition, a higher mix of dining room sales versus to-go sales also contributed to the increase. The increase was partially offset by the benefit of a higher guest check as well as a decrease in group insurance and workers’ compensation expense due to favorable claims experience of $7.2 million as compared to the prior year.

In 2023, we anticipate our labor costs will continue to be pressured by wage and other labor inflation of 5% to 6% driven by labor market pressures, increases in state-mandated minimum and tipped wages and increased investment in our people.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, remained flat at 1.7% in both periods presented. The increase in average unit volume was offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.9% in 2022 compared to 15.1% in 2021. The decrease was primarily due to the increase in average unit volume and lower supplies and bonus expense partially offset by higher credit card charges and repair and maintenance costs.

Restaurant Pre-opening Expenses

Pre-opening expenses were $21.9 million in 2022 compared to $24.3 million in 2021. Pre-opening costs will fluctuate from period to period based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, as a percentage of revenue, decreased to 3.4% in 2022 compared to 3.7% in 2021. The decrease was primarily due to the increase in average unit volume partially offset by higher depreciation at new restaurants and increased amortization of intangible assets generated from franchise restaurant acquisitions.

Impairment and Closure Costs, Net

Impairment and closure costs, net were $1.6 million and $0.7 million in 2022 and 2021, respectively. In 2022, impairment and closure costs, net included $1.7 million related to the impairment of land, building and operating lease right-of-use assets at three restaurants, two of which have relocated and $0.6 million related to ongoing closure costs. This was partially offset by a $0.7 million gain on the sale of land and building that was previously classified as assets held for sale. In 2021, impairment and closure costs, net included the impairment of the fixed assets and operating lease right-of-use assets at two restaurants, both of which have relocated.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, decreased to 4.3% in 2022 compared to 4.5% in 2021. The decrease was primarily driven by the increase in average unit volume and lower legal settlement expense partially offset by increased managing partner conference expense of $2.5 million.

Interest Expense, Net

Interest expense was $0.1 million in 2022 compared to $3.7 million in 2021. The decrease was primarily driven by increased earnings on our cash and cash equivalents and decreased borrowings on our amended revolving credit facility.

Income Taxes

Our effective tax rate increased to 13.6% in 2022 compared to 13.5% in 2021. The increase was primarily due to lower excess tax benefits related to our share-based compensation program partially offset by an increase in the FICA tip tax credit. For 2023, we expect our effective tax rate to be approximately 14% based on forecasted operating results, excluding the impact of any legislative changes enacted.

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba's 33, Jaggers and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba's 33. The Texas Roadhouse reportable segment includes the results of our domestic company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our domestic company Jaggers restaurants and the results of our retail initiatives, are included in Other.

Management uses restaurant margin as the measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives. Restaurant margin is used by our chief operating decision maker ("CODM") to evaluate restaurant-level operating efficiency and performance. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section above.

The following table presents a summary of restaurant margin by segment (in thousands):

	52 Weeks Ended
	December 27, 2022		December 28, 2021
Texas Roadhouse	$600,197	16.0%	$552,039	16.9%
Bubba's 33	26,934	12.7	28,862	16.6
Other	370	2.6	831	7.6
Total	$627,501	15.7%	$581,732	16.9%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $48.2 million or 8.7% in 2022. The increase was primarily due to higher sales which were partially offset by commodity and wage and other labor inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 16.0% in 2022 from 16.9% in 2021. Restaurant margin was negatively impacted by commodity and wage and other labor inflation which was partially offset by the benefit of an increase in comparable restaurant sales.

In our Bubba’s 33 reportable segment, restaurant margin dollars decreased $1.9 million or 6.7% in 2022. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 12.7% in 2022 from 16.6% in 2021. These decreases were primarily driven by commodity and wage and other labor inflation which was partially offset by the benefit of an increase in comparable restaurant sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year Ended
	2022	2021
Net cash provided by operating activities	$511,725	$468,826
Net cash used in investing activities	(263,734)	(195,104)
Net cash used in financing activities	(409,775)	(301,232)
Net decrease in cash and cash equivalents	$(161,784)	$(27,510)

Net cash provided by operating activities was $511.7 million in 2022 compared to $468.8 million in 2021. This increase was primarily due to an increase in net income, an increase in non-cash items such as depreciation and amortization and a favorable increase in working capital. The favorable increase in working capital was partially offset by the final remittance of our deferred payroll tax liability of $23.0 million related to the Coronavirus Aid, Relief, and Economic Security Act.

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

Net cash used in investing activities was $263.7 million in 2022 compared to $195.1 million in 2021. The increase was due to the acquisition of eight franchise restaurants for a net purchase price of $33.1 million as well as an increase in capital expenditures, primarily driven by an increase in new company restaurant construction and refurbishments and relocations of existing restaurants.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods generally of five to 30 years (including renewal periods) or purchase the land when appropriate. As of December 27, 2022, 150 of the 597 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures (in thousands):

	2022	2021

New company restaurants	$139,210	$123,044
Refurbishment or expansion of existing restaurants	84,414	64,146
Relocation of existing restaurants	18,478	8,374
Capital expenditures related to Support Center office	4,019	5,128
Total capital expenditures	$246,121	$200,692

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to new restaurant construction costs or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2023, we expect our capital expenditures to be approximately $265 million as we currently plan to open approximately 25 to 30 Texas Roadhouse and Bubba’s 33 company restaurants. We also expect to have as many as four relocations in 2023. In addition, on the first day of our 2023 fiscal year, we completed the acquisition of eight domestic franchise restaurants for an aggregate purchase price of approximately $39.0 million. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities, and if needed, funds available under our amended credit facility.

Net cash used in financing activities was $409.8 million in 2022 compared to $301.2 million in 2021. The increase is primarily due to the significant increases in share repurchases and our dividend payment. These increases were partially offset by a decrease in repayments made on our amended revolving credit facility.

On March 17, 2022, the Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 31, 2019. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and amount of any repurchases will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations.

In 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. In 2021, we paid $51.6 million to repurchase 584,932 shares of our common stock. As of December 27, 2022, $166.9 million remained under our authorized stock repurchase program.

On February 17, 2022, our Board authorized the payment of a quarterly dividend of $0.46 per share of common stock. The payment of dividends totaled $124.1 million and $83.7 million in 2022 and 2021, respectively. On February 14, 2023, our Board declared a quarterly cash dividend of $0.55 per share of common stock.

We paid distributions of $7.8 million and $8.2 million in 2022 and 2021, respectively, to equity holders of our majority-owned company restaurants.

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

The terms of the amendment require us to pay interest on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, in each case depending on our leverage ratio. The agreement also provides an Alternate Base Rate that may be substituted for LIBOR.

As of December 27, 2022, we had $50.0 million outstanding on the amended revolving credit facility and $233.5 million of availability, net of $16.5 million of outstanding letters of credit. As of December 28, 2021, we had $100.0 million outstanding on the amended revolving credit facility and $189.1 million of availability, net of $10.9 million of outstanding letters of credit. These outstanding amounts are included as long-term debt on our consolidated balance sheets.

The interest rate for the $50.0 million outstanding as of December 27, 2022 was 5.21%. The interest rate for the $100.0 million outstanding as of December 28, 2021 was 0.98%.

The lenders’ obligation to extend credit pursuant to the amended revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of December 27, 2022 and December 28, 2021.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 27, 2022 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Long-term debt obligation, including current maturities	$50,000	$—	—	$50,000	$—
Obligations under finance leases	2,750	—	—	—	2,750
Interest(1)	13,208	2,919	5,840	1,484	2,965
Real estate operating lease obligations	1,191,064	66,675	132,401	130,574	861,414
Capital obligations	205,663	205,663	—	—	—
Total contractual obligations(2)	$1,462,685	$275,257	$138,241	$182,058	$867,129
(1)	Includes interest on our revolving credit facility and interest on our financing leases. We used the interest rate on our amended revolving credit facility as of December 27, 2022 for our variable rate debt and assumed $50.0 million remains outstanding on our amended revolving credit facility through the respective maturity for all borrowings. We assumed a constant interest rate until maturity on our financing leases.
(2)	Unrecognized tax benefits under Accounting Standards Codification 740, Income Taxes, are not significant and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. Refer to Notes 5, 8 and 13 to the consolidated financial statements for details of contractual obligations.

Guarantees

As of December 27, 2022 and December 28, 2021, we were contingently liable for $11.3 million and $12.2 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of December 27, 2022 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in significantly different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Impairment of Long-lived Assets. We evaluate long-lived assets related to each restaurant to be held and used in the business, such as property and equipment, operating lease right-of-use assets and intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable. For the purposes of this evaluation, we define the asset group at the individual restaurant level. When we evaluate the restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12-month cash flow results under a predetermined amount at the individual restaurant level signals a potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which is usually a period of 25 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations for future sales growth. We limit assumptions about important factors such as trend of future operations and sales growth to those that are supportable based upon our plans for the restaurant and actual results at comparable restaurants. Both qualitative and quantitative information are considered when evaluating for potential impairments. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

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

In 2022, we recorded impairment and closure costs, net of $1.6 million. This included $1.7 million related to the impairment of land, building and operating lease right-of-use assets at three restaurants, two of which have relocated and $0.6 million related to ongoing closure costs. This was partially offset by a gain of $0.7 million associated with the sale of land and building that was previously classified as assets held for sale. Refer to Note 17 in the consolidated financial statements for further discussion regarding closures and impairments recorded in 2022, 2021 and 2020.

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

At December 27, 2022, our Texas Roadhouse reporting unit had allocated goodwill of $148.7 million. No other reporting units had goodwill balances. In 2021, due to a change in our management reporting structure, we changed the designation of our operating segment and reporting unit to be at the concept level from the restaurant level. As a result of this change, in 2021, we performed the goodwill impairment analysis at both the individual restaurant and concept level to substantiate that our goodwill was not impaired under either reporting unit definition.  In 2022, we performed the goodwill impairment analysis at the concept level.

In performing the qualitative assessment, we reviewed factors such as macroeconomic conditions, industry and market considerations, cost factors, changes in management or key personnel, sustained decreases in share price and the overall financial performance of the Company’s reporting units at the concept level. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of the fourth quarter that would require additional testing. Changes in circumstances existing at the measurement date or at other times in the future could result in an impairment loss. Refer to Note 17 in the consolidated financial statements for further discussion regarding closures and impairments recorded, if any.

Effects of Inflation

We are currently operating in a period of high inflation, led primarily by commodity cost and wage and other labor inflation. Commodity cost inflation is due to increased costs incurred by our vendors related to increased labor, transportation, packaging, and raw materials costs. Wage and other labor inflation is driven by higher wage and benefit expense due to by labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people. Some of the impacts of inflation have been offset by menu price increases and other adjustments made during the year. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the amended revolving credit facility require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the amended revolving credit facility, in each case depending on our leverage ratio. The amended revolving credit facility also provides an Alternate Base Rate that may be substituted for LIBOR. As of December 27, 2022, we had $50.0 million outstanding on our amended credit agreement. This outstanding amount is included as long-term debt on our consolidated balance sheets.

The interest rate for the $50.0 million outstanding on our amended revolving credit facility as of December 27, 2022 was 5.21%. Should interest rates based on these variable rate borrowings increase by one percentage point, our estimated annual interest expense would increase by $0.5 million.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 27, 2022.

Changes in internal control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 27, 2022 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2022.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 27, 2022 as stated in their report at F-3.

ITEM 9B—OTHER INFORMATION

None.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information set forth under "Election of Directors" in our Definitive Proxy Statement to be dated on or about March 31, 2023.

Information regarding our executive officers has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding our corporate governance is incorporated herein by reference to the information set forth in our Definitive Proxy Statement to be dated on or about March 31, 2023.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be dated on or about March 31, 2023.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be dated on or about March 31, 2023.

Equity Compensation Plan Information

As of December 27, 2022, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. Refer to Note 14 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Shares
	Issued Upon	Available for
Plan Category	Vest Date (1)	Future Grants
Plans approved by stockholders	524,439	6,598,721
Plans not approved by stockholders	—	—
Total	524,439	6,598,721
(1)	Total number of shares consist of 494,839 restricted stock units and 29,600 performance stock units. Shares in this column are excluded from the Shares Available for Future Grants column. No stock options were outstanding as of December 27, 2022.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be dated on or about March 31, 2023.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be dated on or about March 31, 2023.

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
10.2

Form of Limited Partnership Agreement and Operating Agreement for certain company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.3

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant (File No. 333-115259))

10.4

Schedule of the owners of company-managed Texas Roadhouse restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 27, 2022 the form of which is set forth in Exhibit 10.2 of this Form 10-K

10.5

Schedule of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 27, 2022 the form of which is set forth in Exhibit 10.3 of this Form 10-K

10.6*

Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013 (File No. 000-50972))

10.7*

Form of Restricted Stock Unit Award under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2013 (File No. 000-50972))

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

10.22*

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

Exhibit No.	Description
10.24*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated March 31, 2021, with a retroactive effective date of March 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 31, 2021 (File No. 000-50972))

10.25*

Employment Agreement between Registrant and Regina A. Tobin entered into as of June 15, 2021 with an effective date of June 30, 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2021 (File No. 000- 50972))

10.26*

Employment Agreement between Registrant and Hernan E. Mujica entered into as of June 15, 2021 with an effective date of June 30, 2021 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2021 (File No. 000- 50972))

10.27

Second Amendment to Amended and Restated Credit Agreement dated as of May 4, 2021 by and among Texas Roadhouse, Inc. and the lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 4, 2021 (File No. 000-50972)

10.28*

Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2021 (File No. 000-50972))

10.29*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021 (File No. 000-50972))

10.30*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Officers) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021 (File No. 000-50972))

10.31*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Member of Board of Directors) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021 (File No. 000-50972))

10.32*

Second Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated January 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 6, 2023 (File No. 000-50972))

10.33*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Regina A. Tobin dated January 9, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 6, 2023 (File No. 000-50972))

10.34*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Hernan E. Mujica dated January 9, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 6, 2023 (File No. 000-50972))

10.35*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Christopher C. Colson dated January 9, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 6, 2023 (File No. 000-50972))

10.36*

Separation Agreement and Release of Claims dated January 5, 2023 by and between Tonya R. Robinson and Texas Roadhouse Management Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 4, 2023 (File No. 000-50972))

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
101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 27, 2022, filed February 24, 2023, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

Chief Executive Officer, Director
Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald L. Morgan W. Gerald L. Morgan	Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2023

/s/ Keith V. Humpich Keith V. Humpich	Interim Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	February 24, 2023

/s/ Gregory N. Moore	Chairman of the Board, Director	February 24, 2023
Gregory N. Moore

/s/ Michael A. Crawford Michael A. Crawford	Director	February 24, 2023

/s/ Donna E. Epps	Director	February 24, 2023
Donna E. Epps

/s/ Curtis A. Warfield	Director	February 24, 2023
Curtis A. Warfield

/s/ Kathleen M. Widmer Kathleen M. Widmer	Director	February 24, 2023

/s/ James R. Zarley James R. Zarley	Director	February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the Company) as of December 27, 2022 and December 28, 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2022 and December 28, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Potential indicators of impairment of long-lived assets

As discussed in Notes 2 and 17 to the consolidated financial statements, the Company assesses long-lived assets, primarily related to restaurants held and used in the business, including property and equipment and right-of-use assets, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant, or asset group, may not be recoverable. Trailing 12-month cash flows under predetermined amounts at the individual restaurant level are the Company’s primary indicator that the carrying amount of a restaurant may not be recoverable. Property and equipment, net of accumulated depreciation, and the operating lease right-of-use asset, net as of December 27, 2022 were $1,270.3 million and $630.3 million, respectively.

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
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Texas Roadhouse, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 27, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2022 and December 28, 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Louisville, Kentucky
February 24, 2023

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 27, 2022	December 28, 2021
Assets
Current assets:
Cash and cash equivalents	$173,861	$335,645
Receivables, net of allowance for doubtful accounts of $50 at December 27, 2022 and $17 at December 28, 2021	150,264	161,358
Inventories, net	38,015	31,595
Prepaid income taxes	5,097	10,701
Prepaid expenses and other current assets	29,604	24,226
Total current assets	396,841	563,525
Property and equipment, net of accumulated depreciation of $968,036 at December 27, 2022 and $869,375 at December 28, 2021	1,270,349	1,162,441
Operating lease right-of-use assets, net	630,258	578,413
Goodwill	148,732	127,001
Intangible assets, net of accumulated amortization of $17,905 at December 27, 2022 and $15,092 at December 28, 2021	5,607	1,520
Other assets	73,878	79,052
Total assets	$2,525,665	$2,511,952
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$25,490	$21,952
Accounts payable	105,560	95,234
Deferred revenue-gift cards	335,403	300,657
Accrued wages and payroll taxes	54,544	64,716
Income taxes payable	434	85
Accrued taxes and licenses	35,264	33,375
Other accrued liabilities	95,315	86,125
Total current liabilities	652,010	602,144
Operating lease liabilities, net of current portion	677,874	622,892
Long-term debt	50,000	100,000
Restricted stock and other deposits	7,979	8,027
Deferred tax liabilities, net	20,979	11,734
Other liabilities	89,161	93,671
Total liabilities	1,498,003	1,438,468
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,973,311 and 69,382,418 shares issued and outstanding at December 27, 2022 and December 28, 2021, respectively)	67	69
Additional paid-in-capital	13,139	114,504
Retained earnings	999,432	943,551
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,012,638	1,058,124
Noncontrolling interests	15,024	15,360
Total equity	1,027,662	1,073,484
Total liabilities and equity	$2,525,665	$2,511,952

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2022	2021	2020
Revenue:
Restaurant and other sales	$3,988,791	$3,439,176	$2,380,177
Franchise royalties and fees	26,128	24,770	17,946
Total revenue	4,014,919	3,463,946	2,398,123
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	1,378,192	1,156,628	780,646
Labor	1,319,959	1,123,003	875,764
Rent	66,834	60,005	54,401
Other operating	596,305	517,808	403,726
Pre-opening	21,883	24,335	20,099
Depreciation and amortization	137,237	126,761	117,877
Impairment and closure, net	1,600	734	2,263
General and administrative	172,712	157,480	119,503
Total costs and expenses	3,694,722	3,166,754	2,374,279
Income from operations	320,197	297,192	23,844
Interest expense, net	124	3,663	4,091
Equity income (loss) from investments in unconsolidated affiliates	1,239	(637)	(500)
Income before taxes	321,312	292,892	19,253
Income tax expense (benefit)	43,715	39,578	(15,672)
Net income including noncontrolling interests	277,597	253,314	34,925
Less: Net income attributable to noncontrolling interests	7,779	8,020	3,670
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$269,818	$245,294	$31,255
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $—, ($36) and ($40), respectively	—	106	119
Total comprehensive income	$269,818	$245,400	$31,374
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$3.99	$3.52	$0.45
Diluted	$3.97	$3.50	$0.45
Weighted average shares outstanding:
Basic	67,643	69,709	69,438
Diluted	67,920	70,098	69,893
Cash dividends declared per share	$1.84	$1.20	$0.36

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 31, 2019	69,400,252	$69	$140,501	$775,649	$(225)	$915,994	$15,175	$931,169
Net income	—	—	—	31,255	—	31,255	3,670	34,925
Other comprehensive income, net of tax	—	—	—	—	119	119	—	119
Noncontrolling interest contribution	—	—	—	—	—	—	133	133
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,432)	(3,432)
Dividends declared ($0.36 per share)	—	—	—	(24,989)	—	(24,989)	—	(24,989)
Shares issued under share-based compensation plans including tax effects	615,181	1	(1)	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(201,163)	—	(11,684)	—	—	(11,684)	—	(11,684)
Repurchase of shares of common stock	(252,409)	—	(12,621)	—	—	(12,621)	—	(12,621)
Share-based compensation	—	—	29,431	—	—	29,431	—	29,431
Balance, December 29, 2020	69,561,861	$70	$145,626	$781,915	$(106)	$927,505	$15,546	$943,051
Net income	—	—	—	245,294	—	245,294	8,020	253,314
Other comprehensive income, net of tax	—	—	—	—	106	106	—	106
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(8,206)	(8,206)
Dividends declared ($1.20 per share)	—	—	—	(83,658)	—	(83,658)	—	(83,658)
Shares issued under share-based compensation plans including tax effects	595,534	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(190,045)	—	(17,628)	—	—	(17,628)	—	(17,628)
Repurchase of shares of common stock	(584,932)	(1)	(51,633)	—	—	(51,634)	—	(51,634)
Share-based compensation	—	—	38,139	—	—	38,139	—	38,139
Balance, December 28, 2021	69,382,418	$69	$114,504	$943,551	$—	$1,058,124	$15,360	$1,073,484
Net income	—	—	—	269,818	—	269,818	7,779	277,597
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(7,775)	(7,775)
Acquisition of noncontrolling interest	—	—	(1,395)	—	—	(1,395)	(340)	(1,735)
Dividends declared ($1.84 per share)	—	—	—	(124,137)	—	(124,137)	—	(124,137)
Shares issued under share-based compensation plans including tax effects	474,771	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(149,873)	—	(13,576)	—	—	(13,576)	—	(13,576)
Repurchase of shares of common stock	(2,734,005)	(2)	(123,057)	(89,800)	—	(212,859)	—	(212,859)
Share-based compensation	—	—	36,663	—	—	36,663	—	36,663
Balance, December 27, 2022	66,973,311	$67	$13,139	$999,432	$—	$1,012,638	$15,024	$1,027,662

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2022	2021	2020
Cash flows from operating activities:
Net income including noncontrolling interests	$277,597	$253,314	$34,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,237	126,761	117,877
Deferred income taxes	9,456	8,896	(19,932)
Loss on disposition of assets	5,206	3,167	3,144
Impairment and closure costs	1,770	673	2,290
Equity (income) loss from investments in unconsolidated affiliates	(1,239)	637	500
Distributions of income received from investments in unconsolidated affiliates	1,022	1,071	329
Provision for doubtful accounts	33	7	(1)
Share-based compensation expense	36,663	38,139	29,431
Changes in operating working capital:
Receivables	11,062	(62,399)	1,058
Inventories	(6,099)	(9,231)	(2,017)
Prepaid expenses and other current assets	(6,540)	(2,485)	(2,133)
Other assets	5,775	(13,918)	(12,698)
Accounts payable	5,408	27,730	490
Deferred revenue—gift cards	33,799	67,845	23,458
Accrued wages and payroll taxes	(10,172)	12,734	12,283
Prepaid income taxes and income taxes payable	5,953	(8,973)	372
Accrued taxes and licenses	1,889	8,624	(5,700)
Other accrued liabilities	2,147	20,352	4,099
Operating lease right-of-use assets and lease liabilities	5,268	5,553	4,635
Other liabilities	(4,510)	(9,671)	38,028
Net cash provided by operating activities	511,725	468,826	230,438
Cash flows from investing activities:
Capital expenditures—property and equipment	(246,121)	(200,692)	(154,401)
Acquisition of franchise restaurants, net of cash acquired	(33,069)	—	(10,580)
Proceeds from sale of investment in unconsolidated affiliate	316	—	—
Proceeds from the sale of property and equipment	2,269	—	1,709
Proceeds from sale leaseback transactions	12,871	5,588	2,167
Net cash used in investing activities	(263,734)	(195,104)	(161,105)
Cash flows from financing activities:
(Payments on) proceeds from revolving credit facility, net	(50,000)	(140,000)	240,000
Debt issuance costs	—	(708)	(641)
Proceeds from noncontrolling interest contribution	—	—	133
Distributions to noncontrolling interest holders	(7,775)	(8,206)	(3,432)
Acquisition of noncontrolling interest	(1,735)	—	—
Proceeds from (payments on) restricted stock and other deposits, net	307	602	(823)
Indirect repurchase of shares for minimum tax withholdings	(13,576)	(17,628)	(11,684)
Repurchase of shares of common stock	(212,859)	(51,634)	(12,621)
Dividends paid to shareholders	(124,137)	(83,658)	(24,989)
Net cash (used in) provided by financing activities	(409,775)	(301,232)	185,943
Net (decrease) increase in cash and cash equivalents	(161,784)	(27,510)	255,276
Cash and cash equivalents—beginning of period	335,645	363,155	107,879
Cash and cash equivalents—end of period	$173,861	$335,645	$363,155
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,547	$3,186	$3,890
Income taxes paid	$25,910	$39,789	$3,776
Capital expenditures included in current liabilities	$34,689	$23,087	$14,808

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

Texas Roadhouse, Inc. (collectively, the "Company," "we," "our" and/or "us"), is a growing restaurant company operating predominately in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana.

As of December 27, 2022, we owned and operated 597 restaurants and franchised an additional 100 restaurants in 49 states and ten foreign countries. Of the 597 company restaurants that were operating at December 27, 2022, 577 were wholly-owned and 20 were majority-owned and we operated 552 as Texas Roadhouse restaurants, 40 as Bubba’s 33 restaurants and five as Jaggers restaurants. Of the 100 franchise restaurants, 62 were domestic and 38 were international restaurants, all of which were operated as Texas Roadhouse restaurants.

As of December 28, 2021, we owned and operated 566 restaurants and franchised an additional 101 restaurants in 49 states and ten foreign countries. Of the 566 company restaurants that were operating at December 28, 2021, 546 were wholly-owned and 20 were majority-owned and we operated 526 as Texas Roadhouse restaurants, 36 as Bubba’s 33 restaurants and four as Jaggers restaurants. Of the 101 franchise restaurants, 70 were domestic and 31 were international restaurants, all of which were operated as Texas Roadhouse restaurants.

Risks and Uncertainties

The Company has been subject to risks and uncertainties as a result of the COVID-19 pandemic (the "pandemic"). These include federal, state and local restrictions on restaurants, some of which limited capacity or seating in dining rooms while others allowed to-go or curbside service only. In 2022, all of our domestic company and franchise restaurants operated without restriction. In 2021 and 2020, all of our domestic company and franchise restaurants operated under various forms of capacity restrictions, which included outdoor and/or to-go or curbside service only.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

As of December 27, 2022 and December 28, 2021, we had majority ownership in 20 restaurants. The portion of income attributable to noncontrolling interests in these restaurants is reflected in the line item entitled "Net income attributable to noncontrolling interests" in our consolidated statements of income and comprehensive income.

As of December 27, 2022 and December 28, 2021, we owned a 5.0% to 10.0% equity interest in 23 and 24 restaurants, respectively. Additionally, as of December 28, 2021, we owned a 40% interest in four non-Texas Roadhouse restaurants in China that was fully impaired in 2021. The unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under equity income (loss) from investments in unconsolidated affiliates.

(b) Fiscal Year

We utilize a 52 or 53 week accounting period that typically ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal years 2022, 2021 and 2020 were 52 weeks in length.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(c) Use of Estimates

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

(d) Segment Reporting

Operating segments are defined as components of a company that engage in business activities from which it may earn revenue and incur expenses, and for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM"), to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company’s operating segments have been identified in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 280, Segment Reporting.

We have identified Texas Roadhouse, Bubba’s 33, Jaggers and our retail initiatives as separate operating segments. In addition, we have identified Texas Roadhouse and Bubba’s 33 as reportable segments. For further discussion of segment reporting, refer to Note 19.

(e) Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents also include receivables from credit card companies as these balances are highly liquid in nature and are settled within two to three business days. These amounted to $22.0 million and $26.4 million at December 27, 2022 and December 28, 2021, respectively.

(f) Receivables

Receivables consist principally of amounts due from retail gift card providers, certain franchise restaurants for reimbursement of labor costs, pre-opening and other expenses, and franchise restaurants for royalty fees.

Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical collection experience and the age of receivables. We review our allowance for doubtful accounts quarterly. Past due balances over 120 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(g) Inventories

Inventories, consisting principally of food, beverages and supplies, are valued at the lower of cost (first-in, first-out) or net realizable value.

(h) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed on property and equipment, including assets located on leased properties, over the shorter of the estimated useful lives of the related assets or the underlying lease term using the straight-line method. In most cases, assets on

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

leased properties are depreciated over a period of time which includes both the initial term of the lease and one or more option periods. Refer to Note 2(i) for further discussion of leases.

The estimated useful lives are:

Land improvements	10 - 25 years
Buildings and leasehold improvements	10 - 25 years
Furniture, fixtures and equipment	3 - 10 years

The cost of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived assets and included in Property and equipment, net.

(i) Leases

We recognize operating lease right-of-use assets and operating lease liabilities for real estate leases, including our restaurant leases and Support Center lease, as well as certain restaurant equipment leases based on the present value of the lease payments over the lease term. We estimate the present value based on our incremental borrowing rate which corresponds to the underlying lease term. In addition, operating lease right-of-use assets are reduced for accrued rent and increased for any initial direct costs recognized at lease inception. For real estate and restaurant equipment leases commencing in 2019 and later, we account for lease and non-lease components as a single lease component.

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

Sale-leasebacks are transactions through which we sell previously acquired land at fair value and subsequently enter into a lease agreement on the same land. The resulting lease agreement is evaluated to determine classification as an operating or finance lease and is recorded based on the lease classification. Refer to Note 8 for further discussion of leases.

(j) Goodwill

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

ASC 350 requires that goodwill be tested for impairment at the reporting unit level, or the level of internal reporting that reflects the way in which an entity manages its businesses. A reporting unit is defined as an operating segment, or one level below an operating segment. Historically, we designated our operating segment and reporting unit to be at the

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

same level which we defined to be the individual restaurant. In 2021, we changed the designation of our operating segment and reporting unit to be at the concept level. As a result of this change, in 2021, we performed the goodwill impairment analysis at both the individual restaurant and concept level to substantiate that our goodwill was not impaired under either reporting unit definition.  In 2022, we performed the goodwill impairment analysis at the concept level.

As stated in ASC 350, an entity may first assess qualitative factors in order to determine if it is necessary to perform the quantitative test. In 2022 and 2021, we elected to perform a qualitative assessment for our annual review of goodwill. This review included evaluating factors such as macroeconomic conditions, industry and market considerations, cost factors, changes in management or key personnel, sustained decreases in share price and the overall financial performance of the Company’s reporting units at the concept level. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of the fourth quarter that would require additional testing.

In 2022 and 2021, we determined there was no goodwill impairment. In 2020, as a result of our annual goodwill impairment analysis, we recorded goodwill impairment of $1.1 million. Refer to Note 7 for additional information related to goodwill and intangible assets.

(k) Other Assets

Other assets consist primarily of deferred compensation plan assets, investments in unconsolidated affiliates and deposits. For further discussion of the deferred compensation plan, refer to Note 15 and Note 16.

(l) Impairment or Disposal of Long-lived Assets

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12- month cash flow results under a predetermined amount at the individual restaurant level signals potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its estimated useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth. Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants.

If the carrying amount of the restaurant exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the estimated fair value of the assets. We generally measure fair value by discounting estimated future cash flows. When fair value is measured by discounting estimated future cash flows, the assumptions used are consistent with what we believe hypothetical market participants would use. We also use a discount rate that is commensurate with the risk inherent in the projected cash flows. The adjusted carrying amounts of assets to be held and used are depreciated over their remaining useful life. Refer to Note 17 for further discussion of amounts recorded as part of our impairment analysis.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(m) Insurance Reserves

We self-insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability, and property insurance programs. We purchase insurance for individual claims that exceed the retention amounts listed below:

	December 27, 2022	December 28, 2021
Employment practices liability ("EPL")	$500,000	$500,000
EPL Class Action	$2,500,000	$2,500,000
Workers' compensation	$350,000	$350,000
General liability	$2,500,000	$1,000,000
Property	$250,000	$250,000
Employee healthcare	$400,000	$400,000

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

(n) Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied.  We recognize revenue from company restaurant sales when food and beverage products are sold. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the consolidated statements of income and comprehensive income.

We record deferred revenue for gift cards that have been sold but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. For some of the gift cards that are sold we have determined that, based on our historic gift card redemption patterns, the likelihood of redemption is remote. For these gift cards, we record a breakage adjustment and reduce deferred revenue by the amount never expected to be redeemed. We use historic gift card redemption patterns to determine the breakage rate to utilize and recognize the expected breakage amount in a manner generally consistent with the actual redemption pattern of the associated gift card. We review the breakage rate on an annual basis, or sooner if circumstances indicate that the rate may have significantly changed and update the rate accordingly as needed. In addition, we incur fees on all gift cards that are sold through third-party retailers. These fees are also deferred and generally recorded consistent with the actual redemption pattern of the associated gift cards.

We also recognize revenue from our franchising of Texas Roadhouse restaurants. This includes franchise royalties and domestic marketing and advertising fees, initial and upfront franchise fees, domestic and international development agreements and supervisory and administrative service fees. We recognize franchise royalties and domestic marketing and advertising fees as franchise restaurant sales occur. For initial and upfront franchise fees and fees from development agreements, because the services we provide related to these fees do not contain separate and distinct performance obligations from the franchise right, these fees are recognized on a straight-line basis over the term of the associated franchise agreement. We recognize fees from supervision and administrative services as incurred.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(o) Income Taxes

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

(p) Advertising

We have a domestic system-wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund’s activity for all the years presented. Domestic company and franchise restaurants are required to remit a designated portion of sales to the advertising fund. Advertising contributions related to company restaurants are recorded as a component of other operating costs. Advertising contributions received from our franchisees are recorded as a component of franchise royalties and fees in our consolidated statements of income and comprehensive income.

Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income. These costs and the company restaurant contribution amounted to $25.0 million, $21.1 million and $13.8 million for the years ended December 27, 2022, December 28, 2021 and December 29, 2020, respectively.

(q) Pre-opening Expenses

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

(s) Fair Value of Financial Instruments

Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants on the measurement date. ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This includes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

Fair value measurements are separately disclosed by level within the fair value hierarchy. Refer to Note 16 for further discussion of fair value measurement.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(t) Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements.

(3) Revenue

The following table disaggregates our revenue by major source:

	Fiscal Year Ended
	December 27, 2022	December 28, 2021	December 29, 2020
Restaurant and other sales	$3,988,791	$3,439,176	$2,380,177
Franchise royalties	23,058	21,770	15,542
Franchise fees	3,070	3,000	2,404
Total revenue	$4,014,919	$3,463,946	$2,398,123

The following table presents a rollforward of deferred revenue-gift cards:

	December 27, 2022	December 28, 2021
Beginning balance	$300,657	$232,812
Gift card activations, net	366,606	319,698
Gift card redemptions and breakage	(331,860)	(251,853)
Ending balance	335,403	300,657

We recognized restaurant sales of $190.5 million for the year ended December 27, 2022 related to the amount in deferred revenue as of December 28, 2021. We recognized restaurant sales of $140.1 million for the year ended December 28, 2021 related to the amount in deferred revenue as of December 29, 2020.

(4) Acquisitions

On March 30, 2022, we completed the acquisition of one franchise Texas Roadhouse restaurant located in Nebraska in which we previously held a 5.49% equity interest. Pursuant to the terms of the acquisition agreement, we paid a total purchase price of $6.6 million, net of cash acquired for 100% of the entity. The transaction was accounted for as a step acquisition and we recorded a gain of $0.3 million on our previous investment in equity income from investments in unconsolidated affiliates in the consolidated statements of income and comprehensive income.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

These transactions were accounted for using the acquisition method as defined in ASC 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid (in thousands) for the acquisitions, and the estimated fair value of the assets acquired, and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through December 27, 2022.

Inventory	$321
Other assets	222
Property and equipment	4,841
Operating lease right-of-use assets	1,221
Goodwill	21,731
Intangible assets	6,900
Deferred revenue-gift cards	(947)
Current portion of operating lease liabilities	(47)
Operating lease liabilities, net of current portion	(1,173)
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

Pro forma operating results for the year ended December 27, 2022 have not been presented as the results of the acquired restaurants are not material to our consolidated financial position, results of operations or cash flows.

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

As of December 27, 2022, we had $50.0 million outstanding on the amended revolving credit facility and $233.5 million of availability, net of $16.5 million of outstanding letters of credit. As of December 28, 2021, we had $100.0 million outstanding on the amended revolving credit facility and $189.1 million of availability, net of $10.9 million of outstanding letters of credit. These outstanding amounts are included as long-term debt on our consolidated balance sheets.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The interest rate for the $50.0 million outstanding as of December 27, 2022 was 5.21%. The interest rate for the $100.0 million outstanding as of December 28, 2021 was 0.98%.

The lenders’ obligation to extend credit pursuant to the amended revolving credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of December 27, 2022 and December 28, 2021.

(6) Property and Equipment, Net

Property and equipment were as follows:

	December 27,	December 28,
	2022	2021
Land and improvements	$148,220	$144,182
Buildings and leasehold improvements	1,206,930	1,092,776
Furniture, fixtures and equipment	797,058	732,160
Construction in progress	73,639	50,809
Liquor licenses	12,538	11,889
	2,238,385	2,031,816
Accumulated depreciation and amortization	(968,036)	(869,375)
	$1,270,349	$1,162,441

For the years ended December 27, 2022, December 28, 2021 and December 29, 2020, the amount of interest capitalized in connection with restaurant construction was $1.3 million, $0.2 million and $0.3 million, respectively.

(7) Goodwill and Intangible Assets

All of our goodwill and intangible assets reside within the Texas Roadhouse reportable segment. The changes in the carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Intangible Assets
Balance as of December 29, 2020 (1)	$127,001	$2,271
Additions	—	—
Amortization expense	—	(751)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 28, 2021	$127,001	$1,520
Additions	21,731	6,900
Amortization expense	—	(2,813)
Disposals and other, net	—	—
Impairment	—	—
Balance as of December 27, 2022	$148,732	$5,607
(1)	Net of $5.9 million of accumulated goodwill impairment losses.

Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 27, 2022 were $23.5 million and $17.9 million, respectively. As of December 28, 2021, the gross carrying amount and accumulated amortization of the intangible assets were $16.6 million and $15.1 million, respectively. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by franchise agreement. Amortization expense for the next four years is expected to range from $0.1 million to $2.6 million. Refer to Note 4 for discussion of the acquisitions completed for the year ended December 27, 2022.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(8) Leases

We recognize right-of-use assets and lease liabilities for both real estate and equipment leases that have a term in excess of one year. As of December 27, 2022 and December 28, 2021, these amounts were as follows:

	December 27, 2022
	Real estate	Equipment	Total
Operating lease right-of-use assets	$625,164	$5,094	$630,258

Current portion of operating lease liabilities	23,803	1,687	25,490
Operating lease liabilities, net of current portion	674,468	3,406	677,874
Total operating lease liabilities	$698,271	$5,093	$703,364

	December 28, 2021
	Real estate	Equipment	Total
Operating lease right-of-use assets	$574,356	$4,057	$578,413

Current portion of operating lease liabilities	20,577	1,375	21,952
Operating lease liabilities, net of current portion	620,210	2,682	622,892
Total operating lease liabilities	$640,787	$4,057	$644,844

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Information related to our real estate operating leases as of and for the fiscal year ended December 27, 2022 and December 28, 2021 was as follows:

	Fiscal Year Ended
Real estate costs	December 27, 2022	December 28, 2021
Operating lease	$68,742	$62,430
Variable lease	4,393	3,767
Total lease costs	$73,135	$66,197

Real estate lease liabilities maturity analysis		December 27, 2022
2023		$66,675
2024		67,195
2025		65,206
2026		65,081
2027		65,493
Thereafter		861,414
Total		$1,191,064
Less interest		492,793
Total discounted operating lease liabilities		$698,271

	Fiscal Year Ended
Real estate leases other information	December 27, 2022	December 28, 2021
Cash paid for amounts included in measurement of operating lease liabilities	$63,269	$57,040
Right-of-use assets obtained in exchange for new operating lease liabilities	$54,666	$68,921
Weighted-average remaining lease term (years)	17.57	17.88
Weighted-average discount rate	6.34%	6.46%

Operating lease payments exclude $7.9 million of future minimum lease payments for executed real estate leases of which we have not yet taken possession. In addition to the above operating leases, as of December 27, 2022, we had two finance leases with a right-of-use asset balance and lease liability balance of $2.1 million and $2.7 million, respectively. As of December 28, 2021, we had two finance leases with a right-of-use asset balance and lease liability balance of $2.2 million and $2.7 million, respectively. The right-of-use asset balance is included as a component of other assets and the lease liability balance as a component of other liabilities in the consolidated balance sheets.

In 2022, we entered into four sale leaseback transactions involving land that had recently been acquired. These sales generated proceeds of $12.9 million and no gain or loss was recognized on the transactions. In 2021, we entered into three sale leaseback transactions involving land that had recently been acquired. These sales generated proceeds of $5.6 million and no gain or loss was recognized on the transactions. The resulting operating leases are included in the operating lease right-of-use assets and lease liabilities noted above.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(9) Income Taxes

Components of our income tax expense (benefit) for the years ended December 27, 2022, December 28, 2021 and December 29, 2020 are as follows:

	Fiscal Year Ended
	December 27, 2022	December 28, 2021	December 29, 2020
Current:
Federal	$15,549	$16,700	$(648)
State	18,120	13,539	4,505
Foreign	590	443	403
Total current	34,259	30,682	4,260
Deferred:
Federal	9,664	7,391	(16,859)
State	(208)	1,505	(3,073)
Total deferred	9,456	8,896	(19,932)
Income tax expense (benefit)	$43,715	$39,578	$(15,672)

Our pre-tax income is substantially derived from domestic restaurants.

A reconciliation of the statutory federal income tax rate to our effective tax rate for December 27, 2022, December 28, 2021 and December 29, 2020 is as follows:

	Fiscal Year Ended
	December 27, 2022	December 28, 2021	December 29, 2020
Tax at statutory federal rate	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.7	3.8	3.6
FICA tip tax credit	(10.5)	(9.3)	(92.5)
Work opportunity tax credit	(1.3)	(1.2)	(12.4)
Stock compensation	(0.1)	(1.5)	(2.3)
Net income attributable to noncontrolling interests	(0.4)	(0.5)	(3.0)
Officers compensation	0.7	1.1	2.6
Other	0.5	0.1	1.6
Total	13.6%	13.5%	(81.4)%

Our effective tax rate increased to 13.6% in 2022 compared to 13.5% in 2021. The increase was primarily due to lower excess tax benefits related to our share-based compensation program partially offset by an increase in the FICA tip tax credit.

Our effective tax rate was 13.5% in 2021 compared to a tax benefit of 81.4% in 2020. The increase was primarily due to the significant increase in pre-tax income. In 2020, our FICA tip and Work opportunity tax credits exceeded our federal tax liability which resulted in a tax rate benefit.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Components of deferred tax liabilities, net are as follows:

	December 27, 2022	December 28, 2021
Deferred tax assets:
Deferred revenue—gift cards	$29,889	$24,056
Insurance reserves	6,506	6,407
Deferred payroll taxes	-	5,995
Other reserves	1,060	1,077
Share-based compensation	5,059	6,040
Operating lease liabilities	173,853	160,638
Deferred compensation	17,934	16,233
Tax credit carryforwards	2,740	3,618
Other assets	2,991	2,801
Total deferred tax asset	240,032	226,865
Deferred tax liabilities:
Property and equipment	(82,832)	(75,022)
Goodwill and intangibles	(8,374)	(7,742)
Operating lease right-of-use asset	(155,837)	(144,153)
Other liabilities	(13,968)	(11,682)
Total deferred tax liability	(261,011)	(238,599)
Net deferred tax liability	$(20,979)	$(11,734)

As of December 27, 2022 and December 28, 2021, we had tax credit carryforwards of $2.7 million and $3.6 million, respectively, primarily related to FICA tip and Work opportunity tax credit carryforwards that exceeded credit limitations. These federal carryforwards expire in 2042. We expect to generate sufficient earnings in future periods and/or may implement tax planning strategies that would allow us to fully utilize these credits. As such, we have not provided any valuation allowances for these credits, or any of our other deferred tax assets, as their realization is more likely than not.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

Balance at December 29, 2020	$1,662
Additions to tax positions related to prior years	49
Additions to tax positions related to current year	413
Reductions due to statute expiration	(160)
Reductions due to exam settlement	(436)
Balance at December 28, 2021	1,528
Additions to tax positions related to prior years	1,545
Additions to tax positions related to current year	872
Reductions due to statute expiration	-
Reductions due to exam settlement	(20)
Balance at December 27, 2022	$3,925

As of December 27, 2022 and December 28, 2021, the amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $2.1 million and $1.5 million, respectively.

As of December 27, 2022 and December 28, 2021, the total amount of accrued penalties and interest related to uncertain tax provisions was recognized as a part of income tax expense and these amounts were not material.

All entities for which unrecognized tax benefits exist as of December 27, 2022 possess a December tax year-end. As a result, as of December 27, 2022, the tax years ended December 28, 2021, December 29, 2020 and December 31, 2019 remain subject to examination by all tax jurisdictions. As of December 27, 2022, no audits were in process by a

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 27, 2022, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 26, 2023.

(10) Preferred Stock

Our Board of Directors (the "Board") is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 27, 2022 and December 28, 2021.

(11) Stock Repurchase Program

On March 17, 2022, our Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date and replaced a previous stock repurchase program which was approved on May 31, 2019 that authorized the Company to repurchase up to $250.0 million of our common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases are determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations.

For the year ended December 27, 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This includes $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. For the year ended December 28, 2021, we paid $51.6 million to repurchase 584,932 shares of our common stock. As of December 27, 2022, we had $166.9 million remaining under our authorized stock repurchase program.

(12) Earnings Per Share

The share and net income per share data for all periods presented are based on the historical weighted-average shares outstanding. The diluted earnings per share calculations show the effect of the weighted-average restricted stock units outstanding from our equity incentive plans. Performance stock units are not included in the diluted earnings per share calculation until the performance-based criteria have been met. Refer to Note 14 for further discussion of our equity incentive plans. For the years ended December 27, 2022, December 28, 2021, and December 29, 2020, the shares of non-vested stock that were not included because they would have had an anti-dilutive effect were not significant.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The following table sets forth the calculation of earnings per share and weighted average shares outstanding as presented in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2022	2021	2020
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$269,818	$245,294	$31,255
Basic EPS:
Weighted-average common shares outstanding	67,643	69,709	69,438
Basic EPS	$3.99	$3.52	$0.45
Diluted EPS:
Weighted-average common shares outstanding	67,643	69,709	69,438
Dilutive effect of nonvested stock	277	389	455
Shares-diluted	67,920	70,098	69,893
Diluted EPS	$3.97	$3.50	$0.45

(13) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 27, 2022 and December 28, 2021 was $205.7 million and $135.0 million, respectively.

As of December 27, 2022 and December 28, 2021, we are contingently liable for $11.3 million and $12.2 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of December 27, 2022 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the year ended December 27, 2022, we bought most of our beef from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The following table summarizes the share-based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2022	2021	2020
Labor expense	$10,656	$10,323	$10,081
General and administrative expense	26,007	27,816	19,350
Total share-based compensation expense	$36,663	$38,139	$29,431

Share-based compensation activity by type of grant as of December 27, 2022 and changes during the period then ended are presented below. We recognize expense for RSUs and PSUs over the vesting term based on the grant date fair value of the award. We do not estimate forfeitures as we record them as they occur.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 28, 2021	558,183	$82.52
Granted	395,859	88.40
Forfeited	(45,207)	84.26
Vested	(413,996)	85.37
Outstanding at December 27, 2022	494,839	$84.55	0.9	$47,663

As of December 27, 2022, with respect to unvested RSUs, there was $18.5 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.9 years. The vesting terms of the RSUs range from 1.0 to 5.0 years. The total intrinsic value of RSUs vested during the years ended December 27, 2022, December 28, 2021 and December 29, 2020 was $37.1 million, $54.7 million and $30.5 million, respectively. The excess tax benefit associated with vested RSUs for the years ended December 27, 2022, December 28, 2021 and December 29, 2020 was $0.4 million, $4.3 million and $0.4 million, respectively, which was recognized in the income tax provision.

Summary Details for PSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 28, 2021	31,952	$86.22
Granted	29,600	86.41
Performance shares adjustment (1)	28,074	84.96
Forfeited	—	—
Vested	(60,026)	86.22
Outstanding at December 27, 2022	29,600	$87.52	0.1	$2,851
(1)	Additional shares from the January 2021 PSU grant that vested in January 2022 due to exceeding the initial 100% target.

We grant PSUs to certain of our executives subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period. Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period. For each grant, PSUs vest after meeting the performance and service conditions. The total intrinsic value of PSUs vested during the years ended December 27, 2022, December 28, 2021 and December 29, 2020 was $5.4 million, $0.4 million and $5.4 million, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

On January 8, 2023, 31,379 shares vested related to the January 2022 PSU grant and are expected to be distributed during the 13 weeks ending March 28, 2023. As of December 27, 2022, with respect to unvested PSUs, the amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.1 year was not significant. There was no allowable excess tax benefit associated with vested PSUs for the years ended December 27, 2022, December 28, 2021 and December 29, 2020.

(15) Employee Benefit Plans

We have a defined contribution benefit plan ("401(k) Plan") that is available to our Support Center employees and managers in our restaurants who meet certain compensation and eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Beginning in 2022, we implemented a company match of a certain percentage of the employee contributions to the 401(k) Plan. Company contributions totaling $5.4 million and $1.6 million were recorded in labor expense and general and administrative expense, respectively, within the consolidated statements of income and comprehensive income.

We also have a deferred compensation plan which allows highly compensated employees to defer a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. The Company did not provide any contributions into this plan for any period presented. Refer to Note 16 for further discussion on the fair value measurement of the deferred compensation plan assets and liabilities.

(16) Fair Value Measurement

At December 27, 2022 and December 28, 2021, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At December 27, 2022 and December 28, 2021, the fair value of our amended revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2). There were no transfers among levels within the fair value hierarchy during the year ended December 27, 2022.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 27, 2022	December 28, 2021
Deferred compensation plan—assets	1	$61,835	$67,512
Deferred compensation plan—liabilities	1	$(61,668)	$(67,431)

We report the accounts of the deferred compensation plan in other assets and the corresponding liability in other liabilities in our consolidated financial statements. These investments are considered trading securities and are reported at fair value based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the consolidated statements of income and comprehensive income.

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total gain (loss)
				Fiscal Year Ended
		December 27,	December 28,	December 27,	December 28,
	Level	2022	2021	2022	2021
Long-lived assets held for sale	3	$—	$1,175	$690	$(470)
Long-lived assets held for use	3	$2,000	$—	$(997)	$—
Operating lease right-of-use assets	3	$—	$—	$(708)	$—
Investments in unconsolidated affiliates	3	$—	$—	$—	$(1,531)

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Long-lived assets held for sale include land and building at a site that was relocated and had a carrying amount of $1.2 million as of December 28, 2021. These assets were included in prepaid expenses and other current assets in our consolidated balance sheets and were valued using a Level 3 input. These assets were sold during the fiscal year ended December 27, 2022 and resulted in a gain of $0.7 million which is included in impairment and closure, net in our consolidated statements of income and comprehensive income. We recorded a loss of $0.5 million related to these assets for the year ended December 28, 2021, which is included in impairment and closure, net in our consolidated statements of income and comprehensive income.

Long-lived assets held for use include the land and building for one underperforming restaurant that was impaired down to fair value in 2022. These assets are valued using a Level 3 input. This impairment, which totaled $1.0 million, is included in impairment and closure costs, net in our consolidated statements of income and comprehensive income. For further discussion of impairment charges, refer to Note 17.

Operating lease right-of-use assets as of December 27, 2022 includes the lease related asset for two restaurants that were relocated in 2022. These assets were reduced to a fair value of zero in 2022. This resulted in a loss of $0.7 million for the fiscal year ended December 27, 2022, which is included in impairment and closure, net in our consolidated statements of income and comprehensive income.

Investments in unconsolidated affiliates included a 40% equity interest in a joint venture in China which was fully impaired in late 2021. This asset was valued using a Level 3 input, or the amount we expected to receive upon the sale of this investment. This resulted in a loss of $1.5 million for the year ended December 28, 2021, which is included in equity income (loss) from investments in unconsolidated affiliates in our consolidated statements of income and comprehensive income.

(17) Impairment and Closure Costs

We recorded impairment and closure costs of $1.6 million, $0.7 million and $2.3 million for the years ended December 27, 2022, December 28, 2021 and December 29, 2020, respectively.

Impairment and closure costs in 2022 included $1.7 million related to the impairment of the land, building and operating lease right-of-use assets at three restaurants, two of which have relocated and $0.6 million related to ongoing closure costs. This was partially offset by a $0.7 million gain on the sale of land and building that was previously classified as assets held for sale.

Impairment and closure costs in 2021 included $0.7 million related to the impairment of the fixed assets and operating lease right-of-use assets at two restaurants, both of which have relocated.

Impairment and closure costs in 2020 included $1.2 million related to the impairment of the fixed assets and operating lease right-of-use assets at four restaurants, all of which have relocated. In addition, in 2020, we recorded goodwill impairment of $1.1 million related to two restaurants.

(18) Related Party Transactions

As of December 27, 2022, December 28, 2021 and December 29, 2020, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. We recognized revenue of $1.8 million, $1.7 million and $0.9 million for the years ended December 27, 2022, December 28, 2021, and December 29, 2020, respectively, related to these restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(19) Segment Information

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

Management uses restaurant margin as the measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives. Restaurant margin is used by our CODM to evaluate core restaurant-level operating efficiency and performance over various reporting periods on a consistent basis.

In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, including general and administrative expenses, but do not have a direct impact on restaurant-level operational efficiency and performance. We exclude pre-opening expense as it occurs at irregular intervals and would impact comparability to prior period results. We exclude depreciation and amortization expense, substantially all of which relates to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants. We also exclude impairment and closure expense as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results. Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry.

Restaurant and other sales for all operating segments are derived primarily from food and beverage sales. We do not rely on any major customer as a source of sales and the customers and assets of our reportable segments are located predominantly in the United States. There are no material transactions between reportable segments.

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended December 27, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,762,884	$211,690	$14,217	$3,988,791
Restaurant operating costs (excluding depreciation and amortization)	3,162,687	184,756	13,847	3,361,290
Restaurant margin	$600,197	$26,934	$370	$627,501

Depreciation and amortization	$112,546	$13,012	$11,679	$137,237
Segment assets	2,015,173	201,503	308,989	2,525,665
Capital expenditures	204,662	30,625	10,834	246,121

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

	Fiscal Year Ended December 28, 2021
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,253,889	$174,355	$10,932	$3,439,176
Restaurant operating costs (excluding depreciation and amortization)	2,701,850	145,493	10,101	2,857,444
Restaurant margin	$552,039	$28,862	$831	$581,732

Depreciation and amortization	$105,079	$12,700	$8,982	$126,761
Segment assets	1,874,620	179,856	457,476	2,511,952
Capital expenditures	167,746	23,408	9,538	200,692

	Fiscal Year Ended December 29, 2020
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,267,815	$106,981	$5,381	$2,380,177
Restaurant operating costs (excluding depreciation and amortization)	2,011,517	98,565	4,455	2,114,537
Restaurant margin	$256,298	$8,416	$926	$265,640

Depreciation and amortization	$98,485	$12,036	$7,356	$117,877
Capital expenditures	127,162	13,833	13,406	154,401

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest expense, net and equity income (loss) from investments in unconsolidated affiliates to reportable segments.

	Fiscal Year Ended
	December 27, 2022	December 28, 2021	December 29, 2020
Restaurant margin	$627,501	$581,732	$265,640

Add:
Franchise royalties and fees	26,128	24,770	17,946

Less:
Pre-opening	21,883	24,335	20,099
Depreciation and amortization	137,237	126,761	117,877
Impairment and closure, net	1,600	734	2,263
General and administrative	172,712	157,480	119,503
Income from operations	$320,197	$297,192	$23,844

(20) Subsequent Events

On December 28, 2022, the first day of our 2023 fiscal year, we completed the acquisition of eight domestic franchise restaurants. Pursuant to the terms of the acquisition agreements, we paid an aggregate purchase price of approximately $39.0 million. We expect to complete the preliminary purchase price allocations relating to these transactions in the first quarter of fiscal 2023.