Form 10-Q
period 2023-03-28
Texas Roadhouse, Inc.
filed 2023-05-05
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2023

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding were 67,000,313 on April 26, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 28, 2023	December 27, 2022
Assets
Current assets:
Cash and cash equivalents	$156,143	$173,861
Receivables, net of allowance for doubtful accounts of $78 at March 28, 2023 and $50 at December 27, 2022	41,528	150,264
Inventories, net	36,812	38,015
Prepaid income taxes	—	5,097
Prepaid expenses and other current assets	34,235	29,604
Total current assets	268,718	396,841
Property and equipment, net of accumulated depreciation of $995,149 at March 28, 2023 and $968,036 at December 27, 2022	1,310,782	1,270,349
Operating lease right-of-use assets, net	643,485	630,258
Goodwill	169,641	148,732
Intangible assets, net of accumulated amortization of $18,554 at March 28, 2023 and $17,905 at December 27, 2022	5,859	5,607
Other assets	76,380	73,878
Total assets	$2,474,865	$2,525,665
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$26,466	$25,490
Accounts payable	113,834	105,560
Deferred revenue-gift cards	240,729	335,403
Accrued wages	66,153	54,544
Income taxes payable	5,718	434
Accrued taxes and licenses	38,401	35,264
Other accrued liabilities	96,797	95,315
Total current liabilities	588,098	652,010
Operating lease liabilities, net of current portion	692,016	677,874
Long-term debt	—	50,000
Restricted stock and other deposits	8,487	7,979
Deferred tax liabilities, net	23,674	20,979
Other liabilities	92,051	89,161
Total liabilities	1,404,326	1,498,003
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 67,000,306 and 66,973,311 shares issued and outstanding at March 28, 2023 and December 27, 2022, respectively)	67	67
Additional paid-in-capital	6,240	13,139
Retained earnings	1,048,941	999,432
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,055,248	1,012,638
Noncontrolling interests	15,291	15,024
Total equity	1,070,539	1,027,662
Total liabilities and equity	$2,474,865	$2,525,665

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 28, 2023	March 29, 2022
Revenue:
Restaurant and other sales	$1,167,583	$980,972
Franchise royalties and fees	6,773	6,514
Total revenue	1,174,356	987,486
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	410,711	337,396
Labor	385,819	321,871
Rent	17,828	16,368
Other operating	167,529	144,154
Pre-opening	5,377	4,291
Depreciation and amortization	36,227	33,620
Impairment and closure, net	55	(646)
General and administrative	49,865	40,294
Total costs and expenses	1,073,411	897,348
Income from operations	100,945	90,138
Interest income (expense), net	1,238	(397)
Equity income from investments in unconsolidated affiliates	755	334
Income before taxes	$102,938	$90,075
Income tax expense	14,334	12,747
Net income including noncontrolling interests	88,604	77,328
Less: Net income attributable to noncontrolling interests	2,217	2,126
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$86,387	$75,202

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.29	$1.09
Diluted	$1.28	$1.08
Weighted average shares outstanding:
Basic	67,016	69,086
Diluted	67,293	69,373
Cash dividends declared per share	$0.55	$0.46

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended March 28, 2023
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 27, 2022	66,973,311	$67	$13,139	$999,432	$1,012,638	$15,024	$1,027,662
Net income	—	—	—	86,387	86,387	2,217	88,604
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,950)	(1,950)
Dividends declared ($0.55 per share)	—	—	—	(36,878)	(36,878)	—	(36,878)
Shares issued under share-based compensation plans including tax effects	173,620	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(53,874)	—	(5,430)	—	(5,430)	—	(5,430)
Repurchase of shares of common stock	(92,751)	—	(9,623)	—	(9,623)	—	(9,623)
Share-based compensation	—	—	8,154	—	8,154	—	8,154
Balance, March 28, 2023	67,000,306	$67	$6,240	$1,048,941	$1,055,248	$15,291	$1,070,539

	For the 13 Weeks Ended March 29, 2022
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 28, 2021	69,382,418	$69	$114,504	$943,551	$1,058,124	$15,360	$1,073,484
Net income	—	—	—	75,202	75,202	2,126	77,328
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,007)	(2,007)
Dividends declared ($0.46 per share)	—	—	—	(31,795)	(31,795)	—	(31,795)
Shares issued under share-based compensation plans including tax effects	204,968	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(66,999)	—	(6,166)	—	(6,166)	—	(6,166)
Repurchase of shares of common stock	(1,060,618)	(1)	(84,704)	—	(84,705)	—	(84,705)
Share-based compensation	—	—	9,120	—	9,120	—	9,120
Balance, March 29, 2022	68,459,769	$68	$32,754	$986,958	$1,019,780	$15,479	$1,035,259

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 28, 2023	March 29, 2022
Cash flows from operating activities:
Net income including noncontrolling interests	$88,604	$77,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,227	33,620
Deferred income taxes	2,988	2,630
Loss on disposition of assets	1,223	1,151
Impairment and closure costs	—	26
Equity income from investments in unconsolidated affiliates	(755)	(334)
Distributions of income received from investments in unconsolidated affiliates	170	332
Provision for doubtful accounts	28	12
Share-based compensation expense	8,154	9,120
Changes in operating working capital:
Receivables	109,483	116,419
Inventories	1,612	1,820
Prepaid expenses and other current assets	(3,224)	651
Other assets	(2,265)	5,756
Accounts payable	10,418	6,275
Deferred revenue—gift cards	(95,838)	(80,009)
Accrued wages	11,609	15,118
Prepaid income taxes and income taxes payable	10,381	11,447
Accrued taxes and licenses	3,137	315
Other accrued liabilities	3,044	(10,676)
Operating lease right-of-use assets and lease liabilities	1,090	1,542
Other liabilities	2,895	(4,774)
Net cash provided by operating activities	188,981	187,769
Cash flows from investing activities:
Capital expenditures—property and equipment	(66,733)	(49,029)
Acquisition of franchise restaurants, net of cash acquired	(39,111)	(26,437)
Proceeds from sale of investments in unconsolidated affiliates	472	—
Proceeds from the sale of property and equipment	—	2,188
Proceeds from sale leaseback transaction	2,072	—
Net cash used in investing activities	(103,300)	(73,278)
Cash flows from financing activities:
Payments on revolving credit facility	(50,000)	—
Distributions to noncontrolling interest holders	(1,950)	(2,007)
Proceeds from restricted stock and other deposits, net	482	260
Indirect repurchase of shares for minimum tax withholdings	(5,430)	(6,166)
Repurchase of shares of common stock	(9,623)	(84,705)
Dividends paid to shareholders	(36,878)	(31,795)
Net cash used in financing activities	(103,399)	(124,413)
Net decrease in cash and cash equivalents	(17,718)	(9,922)
Cash and cash equivalents—beginning of period	173,861	335,645
Cash and cash equivalents—end of period	$156,143	$325,723
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$411	$381
Income taxes paid (refunded)	$965	$(1,317)
Capital expenditures included in current liabilities	$30,908	$25,006

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively the "Company," "we," "our" and/or "us") as of March 28, 2023 and December 27, 2022 and for the 13 weeks ended March 28, 2023 and March 29, 2022.

As of March 28, 2023, we owned and operated 611 restaurants and franchised an additional 93 restaurants in 49 states and ten foreign countries. Of the 611 company restaurants that were operating at March 28, 2023, there were 591 wholly-owned restaurants and 20 majority-owned restaurants. Of the 611 restaurants that we owned as of March 28, 2023, we operated 564 as Texas Roadhouse restaurants, 40 as Bubba’s 33 restaurants and seven as Jaggers restaurants. Of the 93 Texas Roadhouse franchise restaurants, there were 54 domestic restaurants and 39 international restaurants.

As of March 29, 2022, we owned and operated 576 restaurants and franchised an additional 96 restaurants in 49 states and ten foreign countries. Of the 576 company restaurants that were operating at March 29, 2022, there were 556 wholly-owned restaurants and 20 majority-owned restaurants. Of the 576 restaurants that we owned as of March 29, 2022, we operated 536 as Texas Roadhouse restaurants, 36 as Bubba’s 33 restaurants and four as Jaggers restaurants. Of the 96 Texas Roadhouse franchise restaurants, there were 63 domestic restaurants and 33 international restaurants.

As of March 28, 2023 and March 29, 2022, we owned a 5.0% to 10.0% equity interest in 19 and 24 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 weeks ended March 28, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2022.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2) Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements.

(3)   Long-term Debt

We maintain a revolving credit facility (the "credit facility") with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The credit facility is an unsecured, revolving credit agreement and has a borrowing capacity of up to $300.0 million with the option to increase by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. The credit facility has a maturity date of May 1, 2026.

The terms of the credit facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the credit facility, in each case depending on our leverage ratio. The credit facility also has an Alternate Base Rate that may be substituted for LIBOR.

As of March 28, 2023, we had no outstanding balance on the credit facility and had $283.5 million of availability, net of $16.5 million of outstanding letters of credit. As of December 27, 2022, we had $50.0 million outstanding on the credit facility and $233.5 million of availability, net of $16.5 million of outstanding letters of credit. The outstanding amount as of December 27, 2022 is included as long-term debt on our unaudited condensed consolidated balance sheet.

The interest rate for the credit facility as of March 28, 2023 and March 29, 2022 was 5.47% and 1.20%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of March 28, 2023.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended
	March 28, 2023	March 29, 2022
Restaurant and other sales	$1,167,583	$980,972
Franchise royalties	6,019	5,699
Franchise fees	754	815
Total revenue	$1,174,356	$987,486

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended
	March 28, 2023	March 29, 2022
Beginning balance	$335,403	$300,657
Gift card activations, net	50,563	42,024
Gift card redemptions and breakage	(145,237)	(121,202)
Ending balance	240,729	221,479

We recognized restaurant sales of $119.6 million and $102.1 million for the 13 weeks ended March 28, 2023 and March 29, 2022, respectively, related to the amount in deferred revenue as of December 27, 2022 and December 28, 2021, respectively.

(5) Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 weeks ended March 28, 2023 and March 29, 2022 is as follows:

	13 Weeks Ended
	March 28, 2023	March 29, 2022
Tax at statutory federal rate	21.0%	21.0%
State and local tax, net of federal benefit	3.7	3.8
FICA tip tax credit	(10.2)	(9.7)
Work opportunity tax credit	(1.1)	(1.3)
Stock compensation	(0.3)	(0.2)
Net income attributable to noncontrolling interests	(0.4)	(0.4)
Officers compensation	0.6	0.5
Other	0.6	0.5
Total	13.9%	14.2%

Our effective tax rate was 13.9% and 14.2% for the 13 weeks ended March 28, 2023 and March 29, 2022, respectively. The reduction in our tax rate for the 13 weeks ended March 28, 2023 as compared to the prior year period was primarily driven by an increase in FICA tip tax credits.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at March 28, 2023 and December 27, 2022 was $228.6 million and $205.7 million, respectively.

As of March 28, 2023 and December 27, 2022, we were contingently liable for $11.1 million and $11.3 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 28, 2023 and December 27, 2022, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 weeks ended March 28, 2023, we bought most of our beef from four suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

Occasionally, we are a defendant in litigation arising in the ordinary course of business, including "slip and fall" accidents, employment related claims, claims related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health or operational concerns.  None of these types of litigation, most of which are covered by insurance, has had a material adverse effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

(7)   Acquisitions

On December 28, 2022, the first day of the 2023 fiscal year, we completed the acquisition of eight franchise Texas Roadhouse restaurants located in Maryland and Delaware, including four in which we previously held a 5.0% equity interest. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $39.0 million, net of cash acquired for 100% of the entities. The transactions in which we held an equity interest were accounted for as a step acquisition and we recorded a gain of $0.6 million on our previous investments in equity income from investments in unconsolidated affiliates in the unaudited condensed consolidated statements of income.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification ("ASC") 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid for the acquisitions, and the estimated fair value of the assets acquired, and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through March 28, 2023.

Inventory	$410
Other assets	293
Property and equipment	17,763
Operating lease right-of-use assets	4,775
Goodwill	20,024
Intangible assets	1,700
Deferred revenue-gift cards	(1,164)
Current portion of operating lease liabilities	(110)
Operating lease liabilities, net of current portion	(4,665)
$39,026

The aggregate purchase prices are preliminary as the Company is finalizing working capital adjustments. Intangible assets represent reacquired franchise rights which will be amortized over a weighted-average useful life of 2.2 years. We expect all of the goodwill and intangible asset amortization will be deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

Pro forma operating results for the 13 weeks ended March 28, 2023 have not been presented as the results of the acquired restaurants are not material to our unaudited condensed consolidated financial position, results of operations or cash flows.

On December 29, 2021, the first day of the 2022 fiscal year, we completed the acquisition of seven franchise Texas Roadhouse restaurants located in South Carolina and Georgia. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $26.5 million, net of cash acquired. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share. The transactions were accounted for using the acquisition method as defined in ASC 805, Business Combinations.

The following table summarizes the consideration paid for the acquisitions, and the estimated fair value of the assets acquired, and the liabilities assumed at the acquisition date, which are adjusted for final measurement-period adjustments.

Inventory	$268
Other assets	211
Property and equipment	3,456
Goodwill	18,218
Intangible assets	5,200
Deferred revenue-gift cards	(831)
$26,522

Intangible assets represent reacquired franchise rights which will be amortized over a weighted-average useful life of 3.0 years. We expect all of the goodwill and intangible asset amortization will be deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

(8)   Related Party Transactions

As of March 28, 2023 and March 29, 2022, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. The franchise entities paid us fees of $0.5 million and $0.4 million for the 13 weeks ended March 28, 2023 and March 29, 2022, respectively.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income:

	13 Weeks Ended
	March 28, 2023	March 29, 2022
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$86,387	$75,202
Basic EPS:
Weighted-average common shares outstanding	67,016	69,086
Basic EPS	$1.29	$1.09
Diluted EPS:
Weighted-average common shares outstanding	67,016	69,086
Dilutive effect of nonvested stock	277	287
Shares-diluted	67,293	69,373
Diluted EPS	$1.28	$1.08

(10) Fair Value Measurements

At March 28, 2023 and December 27, 2022, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At December 27, 2022, the fair value of our credit facility approximated its carrying value since it is a variable rate credit facility (Level 2). There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 28, 2023.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 28, 2023	December 27, 2022
Deferred compensation plan—assets	1	$64,682	$61,835
Deferred compensation plan—liabilities	1	$(64,476)	$(61,668)

We report the accounts of the deferred compensation plan in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated financial statements. These investments are considered trading securities and are reported at fair value based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the unaudited condensed consolidated statements of income.

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements

		March 28,	December 27,
	Level	2023	2022
Long-lived assets held for use	3	$—	$2,000

Long-lived assets held for use include the land and building for one underperforming restaurant that was impaired to fair value at December 27, 2022 using a Level 3 input.

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

For the 13 weeks ended March 28, 2023, we paid $9.6 million to repurchase 92,751 shares of our common stock. For the 13 weeks ended March 29, 2022, we paid $84.7 million to repurchase 1,060,618 shares of our common stock. As of March 28, 2023, $157.3 million remained under our authorized stock repurchase program.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended March 28, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,100,926	$61,369	$5,288	$1,167,583
Restaurant operating costs (excluding depreciation and amortization)	923,936	52,916	5,035	981,887
Restaurant margin	$176,990	$8,453	$253	$185,696

Depreciation and amortization	$29,888	$3,447	$2,892	$36,227
Capital expenditures	57,137	6,255	3,341	66,733

	For the 13 Weeks Ended March 29, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$926,729	$51,225	$3,018	$980,972
Restaurant operating costs (excluding depreciation and amortization)	773,261	43,431	3,097	819,789
Restaurant margin	$153,468	$7,794	$(79)	$161,183

Depreciation and amortization	$27,541	$3,190	$2,889	$33,620
Capital expenditures	39,677	7,377	1,975	49,029

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income (expense), net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended
	March 28, 2023	March 29, 2022
Restaurant margin	$185,696	$161,183

Add:
Franchise royalties and fees	6,773	6,514

Less:
Pre-opening	5,377	4,291
Depreciation and amortization	36,227	33,620
Impairment and closure, net	55	(646)
General and administrative	49,865	40,294
Income from operations	$100,945	$90,138

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 27, 2022, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three restaurant concepts with 704 restaurants in 49 states and ten foreign countries. As of March 28, 2023, our 704 restaurants included:

●	611 "company restaurants," of which 591 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item "Net income attributable to noncontrolling interests" in our unaudited condensed consolidated statements of income. Of the 611 restaurants we owned as of March 28, 2023, we operated 564 as Texas Roadhouse restaurants, 40 as Bubba’s 33 restaurants and seven as Jaggers restaurants.

●	93 "franchise restaurants," 19 of which we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item "Equity income from investments in unconsolidated affiliates" in our unaudited condensed consolidated statements of income. Additionally, we provide various management services to these 19 franchise restaurants. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 93 franchise restaurants, 54 were domestic restaurants and 39 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 50 of the 54 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 28, 2023, and March 29, 2022, are referred to as Q1 2023 and Q1 2022, respectively. Fiscal years 2023 and 2022 will be 52 weeks in length, while the quarters for the year will be 13 weeks in length.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

●	Comparable Restaurant Sales. Comparable restaurant sales reflect the change in sales for all company restaurants over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold, and the mix of dine-in versus to-go sales can affect the per person average check amount.

●	Average Unit Volume. Average unit volume represents the average quarterly or annual restaurant sales for Texas Roadhouse and Bubba’s 33 restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

●	Store Weeks and New Restaurant Openings. Store weeks represent the number of weeks that all company restaurants, unless otherwise noted, were open during the reporting period. Store weeks include weeks in which a restaurant is temporarily closed. Store week growth is driven by new restaurant openings and franchise acquisitions. New restaurant openings reflect the number of restaurants opened during a particular fiscal period, excluding store relocations. We consider store openings that occur simultaneous with a store closure in the same trade area to be a relocation.

●	Restaurant Margin. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin is not a measurement determined in accordance with U.S. generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations. This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded. Restaurant margin is widely regarded as a useful metric by which to evaluate core restaurant-level operating efficiency and performance over various reporting periods on a consistent basis.

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

Other Key Definitions

●	Restaurant and Other Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income. Other sales include the amortization of fees associated with our third party gift card sales net of the amortization of gift card breakage income.
●	Franchise Royalties and Fees. Franchise royalties consist of royalties, as defined in our franchise agreement, paid to us by our domestic and international franchisees. Domestic and/or international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.

●	Food and Beverage Costs. Food and beverage costs consists of the costs of raw materials and ingredients used in the preparation of food and beverage products sold in our company restaurants. Approximately half of our food and beverage costs relates to beef.

●	Restaurant Labor Expenses. Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners. These profit sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

●	Restaurant Rent Expense. Restaurant rent expense includes all rent, except pre-opening rent, associated with the leasing of real estate and includes base, percentage and straight-line rent expense.

●	Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are credit card fees, utilities, supplies, repairs and maintenance, outside services, property taxes, profit sharing incentive compensation for our restaurant managing partners and market partners and general liability insurance.

●	Pre-opening Expenses. Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and are comprised principally of opening team and training team compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses. The majority of pre-opening costs incurred relate to the hiring and training of employees due to the significant investment we make in training our people. Pre-opening costs vary by location depending on many factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants.

●	Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

●	Impairment and Closure Costs, Net. Impairment and closure costs, net include any impairment of long-lived assets, including property and equipment, operating lease right-of-use assets and goodwill, and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as lease costs associated with closed or relocated restaurants.

●	General and Administrative Expenses. General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. This includes software hosting fees, professional fees, group insurance, advertising expense, salary and share-based compensation expense related to executive officers,

Support Center employees and market partners and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

●	Interest Income (Expense), Net. Interest income (expense), net includes earnings on cash and cash equivalents and is reduced by interest expense on our debt or financing obligations including the amortization of loan fees offset by capitalized interest.

●	Equity Income from Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the sale of these affiliates. As of March 28, 2023, and March 29, 2022, we owned a 5.0% to 10.0% equity interest in 19 and 24 domestic franchise restaurants, respectively.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

Q1 2023 Financial Highlights

Total revenue increased $186.9 million or 18.9% to $1,174.4 million in Q1 2023 compared to $987.5 million in Q1 2022 primarily due to an increase in store weeks and an increase in comparable restaurant sales. Store weeks and comparable restaurant sales increased 6.0% and 12.9%, respectively, at company restaurants in Q1 2023 compared to Q1 2022. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in our per person average check.

Net income increased $11.2 million or 14.9% to $86.4 million in Q1 2023 compared to $75.2 million in Q1 2022 primarily due to higher restaurant margin dollars, as described below, partially offset by higher general and administrative expenses. Diluted earnings per share increased 18.4% to $1.28 in Q1 2023 from $1.08 in Q1 2022 due to the increase in net income and the benefit of share repurchases.

Restaurant margin dollars increased $24.5 million or 15.2% to $185.7 million in Q1 2023 compared to $161.2 million in Q1 2022 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 15.9% in Q1 2023 compared to 16.4% in Q1 2022.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to commodity and wage and other labor inflation partially offset by higher sales.

We repurchased 92,751 shares of common stock for $9.6 million in Q1 2023. We also increased our quarterly dividend to $0.55 per share of common stock, representing a 20% increase compared to our quarterly dividend of $0.46 per share in Q1 2022.

Results of Operations

	13 Weeks Ended
	March 28, 2023		March 29, 2022
	$	%	$	%

	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,167,583	99.4	980,972	99.3
Franchise royalties and fees	6,773	0.6	6,514	0.7
Total revenue	1,174,356	100.0	987,486	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	410,711	35.2	337,396	34.4
Labor	385,819	33.0	321,871	32.8
Rent	17,828	1.5	16,368	1.7
Other operating	167,529	14.3	144,154	14.7
(As a percentage of total revenue)
Pre-opening	5,377	0.5	4,291	0.4
Depreciation and amortization	36,227	3.1	33,620	3.4
Impairment and closure, net	55	NM	(646)	NM
General and administrative	49,865	4.2	40,294	4.1
Total costs and expenses	1,073,411	91.4	897,348	90.9
Income from operations	100,945	8.6	90,138	9.1
Interest income (expense), net	1,238	0.1	(397)	NM
Equity income from investments in unconsolidated affiliates	755	NM	334	NM
Income before taxes	102,938	8.8	90,075	9.1
Income tax expense	14,334	1.2	12,747	1.3
Net income including noncontrolling interests	88,604	7.5	77,328	7.8
Net income attributable to noncontrolling interests	2,217	0.2	2,126	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	86,387	7.4	75,202	7.6

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended
	March 28, 2023	March 29, 2022

Income from operations	$100,945	$90,138

Less:
Franchise royalties and fees	6,773	6,514

Add:
Pre-opening	5,377	4,291
Depreciation and amortization	36,227	33,620
Impairment and closure, net	55	(646)
General and administrative	49,865	40,294
Restaurant margin	$185,696	$161,183

Restaurant margin $/store week	$23,505	$21,618
Restaurant margin (as a percentage of restaurant and other sales)	15.9%	16.4%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 27, 2022	697	652	40	5
Company openings	6	4	—	2
Company closings	—	—	—	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	1	1	—	—
Franchise closings	—	—	—	—
Balance at March 28, 2023	704	657	40	7

	March 28, 2023	March 29, 2022
Company - Texas Roadhouse	564	536
Company - Bubba's 33	40	36
Company - Jaggers	7	4
Franchise - Texas Roadhouse - U.S.	54	63
Franchise - Texas Roadhouse - International	39	33
Total	704	672

Q1 2023 (13 weeks) compared to Q1 2022 (13 weeks)

Restaurant and Other Sales

Restaurant and other sales increased 19.0% in Q1 2023 compared to Q1 2022. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2023	Q1 2022
Company Restaurants:
Increase in store weeks	6.0%	6.6%
Increase in average unit volume	12.5%	15.7%
Other(1)	0.4%	1.1%
Total increase in restaurant sales	18.9%	23.4%
Other sales	0.1%	—%
Total increase in restaurant and other sales	19.0%	23.4%

Store weeks	7,900	7,456
Comparable restaurant sales	12.9%	16.0%

Texas Roadhouse restaurants:
Store weeks	7,304	6,936
Comparable restaurant sales	13.1%	15.8%
Average unit volume (in thousands)	$1,966	$1,741

Weekly sales by group:
Comparable restaurants (527 and 498 units)	$151,439	$134,422
Average unit volume restaurants (22 and 20 units)(2)	$146,220	$129,143
Restaurants less than six months old (15 and 18 units)	$162,150	$140,535

Bubba's 33 restaurants:
Store weeks	520	468
Comparable restaurant sales	8.7%	21.3%
Average unit volume (in thousands)	$1,521	$1,398

Weekly sales by group:
Comparable restaurants (34 and 30 units)	$116,916	$107,387
Average unit volume restaurants (3 and 4 units)(2)	$117,920	$108,771
Restaurants less than six months old (3 and 2 units)	$127,955	$140,855
(1)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed during the period.

(2)	Average unit volume includes restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increase in restaurant sales for Q1 2023 was primarily attributable to an increase in store weeks and an increase in comparable restaurant sales. The increase in store weeks was driven by the opening of new restaurants and the acquisition of franchise restaurants. The increase in comparable restaurant sales was driven by an increase in guest traffic count along with an increase in our per person average check as shown in the table below.

	Q1 2023	Q1 2022
Guest traffic counts	7.6%	7.0%
Per person average check	5.3%	9.0%
Comparable restaurant sales growth	12.9%	16.0%

The increase in Q1 2023 guest traffic counts was due to an increase in dining room traffic partially offset by a decrease in to-go traffic. To-go sales as a percentage of restaurant sales were 12.8% for Q1 2023 compared to 14.8% for Q1 2022.

In Q1 2023, per person average check included the benefit of menu price increases of approximately 3.2% and 2.9% implemented in Q2 2022 and Q4 2022, respectively. In addition, we implemented a menu price increase of approximately 2.2% in late March 2023.

In Q1 2023, we opened four Texas Roadhouse company restaurants and completed the acquisition of eight domestic franchise restaurants. As of March 28, 2023, an additional 13 Texas Roadhouse and Bubba’s 33 restaurants were under construction. In addition, we opened two Jaggers company restaurants in Q1 2023.

In total for 2023, we plan to open approximately 25 to 30 Texas Roadhouse and Bubba’s 33 company restaurants and we expect store week growth of at least 6% across all concepts, including the impact of the eight franchise restaurants acquired at the beginning of the fiscal year.

Other sales include the net impact of the amortization of third party gift card fees and gift card breakage income, sales related to our non-royalty based retail products and content revenue related to our tabletop kiosk devices. The net impact of these amounts was ($5.1) million and ($5.2) million in Q1 2023 and Q1 2022, respectively.

Franchise Royalties and Fees

Franchise royalties and fees increased by $0.3 million or 4.0% in Q1 2023 compared to Q1 2022. The increase was due to comparable restaurant sales growth and new store openings partially offset by decreased royalties related to the eight franchise restaurants that were acquired.

In Q1 2023, our existing franchise partners opened one international Texas Roadhouse restaurant. In total for 2023, we expect approximately 10 international and domestic franchise openings including two Jaggers franchise openings.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 35.2% in Q1 2023 compared to 34.4% in Q1 2022. The increase was primarily due to commodity inflation partially offset by the benefit of a higher guest check. Commodity inflation was 8.9% in Q1 2023, with higher costs across the basket.

In total for 2023, we expect commodity inflation to moderate to approximately 5% to 6% for the year with prices locked for approximately 50% of our remaining forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 33.0% in Q1 2023 compared to 32.8% in Q1 2022. The increase was primarily due to wage and other labor inflation of 8.0% in Q1 2023. Wage and other labor inflation is driven by higher wage and benefit expense driven by labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people. A higher mix of dining room sales versus to-go sales also contributed to the increase. In addition, there was an increase in group insurance expense of $2.2 million due to unfavorable claims experience. The increase was partially offset by the benefit of a higher guest check.

In total for 2023, we expect wage and other labor inflation to moderate to 5% to 6% for the year driven by labor market pressures, increases in state-mandated minimum and tipped wage rates and increased investment in our people.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.5% in Q1 2023 compared to 1.7% in Q1 2022. The decrease was primarily due to the increase in average unit volume and was partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.3% in Q1 2023 compared to 14.7% in Q1 2022. The decrease was primarily due to the increase in average unit volume and lower supplies and bonus expense partially offset by higher repair and maintenance costs and equipment rent.

Pre-opening Expenses

Pre-opening expenses were $5.4 million in Q1 2023 compared to $4.3 million in Q1 2022. Pre-opening costs will fluctuate from quarter to quarter based on wage inflation, specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense

Depreciation and amortization expenses, as a percentage of total revenue, decreased to 3.1% in Q1 2023 compared to 3.4% in Q1 2022. The decrease was primarily due to the increase in average unit volume partially offset by higher depreciation at new restaurants.

Impairment and Closure Costs, Net

Impairment and closure costs, net was not significant in Q1 2023 and ($0.6) million in Q1 2022. For Q1 2022, impairment and closure costs, net included a gain of $0.7 million associated with the sale of land and building that previously was classified as assets held for sale.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, increased to 4.2% in Q1 2023 compared to 4.1% in Q1 2022. The increase was primarily driven by a separation payout, net of restricted stock forfeitures, of $2.6 million related to the retirement of an executive officer, increased salary and bonus expense and increased software hosting fees. The increase was partially offset by the increase in average unit volume.

Interest Income (Expense), Net

Interest income (expense), net was $1.2 million and ($0.4) million in Q1 2023 and Q1 2022, respectively. The increase was primarily driven by increased earnings on our cash and cash equivalents and decreased borrowings on our revolving credit facility.

Equity Income from Unconsolidated Affiliates

Equity income was $0.8 million in Q1 2023 compared to $0.3 million in Q1 2022. The increase was driven by a $0.6 million gain on the acquisition of four of these affiliates in Q1 2023.

Income Tax Expense

Our effective tax rate decreased to 13.9% in Q1 2023 compared to 14.2% in Q1 2022. The decrease was primarily driven by an increase in FICA tip tax credit benefits. For 2023, we expect our effective tax rate to be approximately 14% based on forecasted operating results, excluding the impact of any legislative changes enacted.

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

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	March 28, 2023		March 29, 2022
Texas Roadhouse	$176,990	16.1%	$153,468	16.5%
Bubba's 33	8,453	13.8	7,794	15.2
Other	253	4.8	(79)	(2.6)
Total	$185,696	15.9%	$161,183	16.4%

For our Texas Roadhouse reportable segment, restaurant margin dollars increased $23.5 million or 15.3% in Q1 2023. The increase was due to higher sales which was primarily offset by commodity inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 16.1% in Q1 2023 from 16.5% in Q1 2022. Restaurant margin percentage was primarily impacted by commodity inflation which was partially offset by the benefit of an increase in comparable restaurant sales.

For our Bubba’s 33 reportable segment, restaurant margin dollars increased $0.7 million or 8.5% in Q1 2023. The increase was due to higher sales which was primarily offset by wage and other labor inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 13.8% in Q1 2023 from 15.2% in Q1 2022. Restaurant margin percentage was primarily impacted by wage and other labor inflation which was partially offset by the benefit of an increase in comparable restaurant sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 28, 2023	March 29, 2022
Net cash provided by operating activities	$188,981	$187,769
Net cash used in investing activities	(103,300)	(73,278)
Net cash used in financing activities	(103,399)	(124,413)
Net decrease in cash and cash equivalents	$(17,718)	$(9,922)

Net cash provided by operating activities was $189.0 million in Q1 2023 compared to $187.8 million in Q1 2022. This increase was primarily due to an increase in net income and non-cash items such as depreciation and amortization partially offset by an unfavorable change in working capital.

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

Net cash used in investing activities was $103.3 million in Q1 2023 compared to $73.3 million in Q1 2022. The increase was due to an increase in capital expenditures, driven by an increase in new company restaurants, and the acquisition of eight domestic franchise restaurants compared to seven in Q1 2022.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of March 28, 2023, we had developed 154 of the 611 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	13 Weeks Ended
	March 28, 2023	March 29, 2022
New company restaurants	$41,301	$26,326
Refurbishment or expansion of existing restaurants	19,196	18,160
Relocation of existing restaurants	4,627	3,666
Capital expenditures related to Support Center office	1,609	877
Total capital expenditures	$66,733	$49,029

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2023, we expect our capital expenditures to be approximately $265 million as we plan to open approximately 25 to 30 Texas Roadhouse and Bubba’s 33 restaurants. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility.

As of March 28, 2023, the estimated cost of completing capital project commitments over the next 12 months was approximately $228.6 million. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Net cash used in financing activities was $103.4 million in Q1 2023 compared $124.4 million in Q1 2022. The decrease is primarily due to a decrease in the amount of share repurchases partially offset by payments on our revolving credit facility as well as an increase in our quarterly dividend payment.

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

For the 13 weeks ended March 28, 2023, we paid $9.6 million to repurchase 92,751 shares of our common stock. For the 13 weeks ended March 29, 2022, we paid $84.7 million to repurchase 1,060,618 shares of our common stock. As of March 28, 2023, $157.3 million remained under our authorized stock repurchase program.

On February 14, 2023, our Board authorized the payment of a quarterly cash dividend of $0.55 per share of common stock which represented a 20% increase compared to the quarterly dividend of $0.46 per share of common stock declared in 2022. The payment of quarterly dividends totaled $36.9 million and $31.8 million in Q1 2023 and Q1 2022, respectively.

We maintain a revolving credit facility (the "credit facility") with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The credit facility is an unsecured, revolving credit agreement and has a borrowing capacity of up to $300.0 million with the option to increase by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. The credit facility has a maturity date of May 1, 2026.

The terms of the credit facility require us to pay interest on outstanding borrowings at LIBOR plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the credit facility, in each case depending on our leverage ratio. The credit facility also has an Alternate Base Rate that may be substituted for LIBOR.

As of March 28, 2023, we had no outstanding balance on the credit facility and had $283.5 million of availability, net of $16.5 million of outstanding letters of credit. As of December 27, 2022, we had $50.0 million outstanding on the credit facility, which was repaid in Q1 2023, and $233.5 million of availability, net of $16.5 million of outstanding letters of credit. The outstanding amount as of December 27, 2022 is included as long-term debt on our unaudited condensed consolidated balance sheet.

The interest rate for the credit facility as of March 28, 2023 and March 29, 2022 was 5.47% and 1.20%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of March 28, 2023.

Guarantees

As of March 28, 2023 and December 27, 2022, we were contingently liable for $11.1 million and $11.3 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 28, 2023 and December 27, 2022 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility (the "credit facility") require us to pay interest on outstanding borrowings at London Interbank Offering Rate ("LIBOR") plus a margin of 0.875% to 1.875% and pay a commitment fee of 0.125% to 0.30% per year on any unused portion of the credit facility, in each case depending on our leverage ratio. The credit facility also has an Alternate Base Rate that may be substituted for LIBOR. As of March 28, 2023, we had no outstanding borrowings on our credit facility.

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

We are subject to business risk as our beef supply is highly dependent upon four vendors. To date, we have been able to properly manage any supply shortages but have experienced increased costs. If these vendors are unable to fulfill their obligations under their contracts, we may encounter supply shortages and/or higher costs to secure adequate supply and a possible loss of sales, any of which would harm our business.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 28, 2023.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended March 28, 2023 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 27, 2022, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 27, 2022.

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

For the 13 weeks ended March 28, 2023, we paid $9.6 million to repurchase 92,751 shares of our common stock. As of March 28, 2023, $157.3 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
December 28 to January 24	—	$—	—	$166,877,726
January 25 to February 21	—	$—	—	$166,877,726
February 22 to March 28	92,751	$103.76	92,751	$157,253,537

Total	92,751		92,751

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Bylaws for Texas Roadhouse, Inc. dated February 23, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 23, 2023 (File No. 000-50972))

10.1

Second Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated January 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 6, 2023 (File No. 000-50972))

10.2

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Regina A. Tobin dated January 9, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 6, 2023 (File No. 000-50972))

10.3

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Hernan E. Mujica dated January 9, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 6, 2023 (File No. 000-50972))

10.4

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Christopher C. Colson dated January 9, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 6, 2023 (File No. 000-50972))

10.5

Separation Agreement and Release of Claims dated January 5, 2023 by and between Tonya R. Robinson and Texas Roadhouse Management Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 4, 2023 (File No. 000-50972))

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

TEXAS ROADHOUSE, INC.

Date: May 5, 2023	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer (principal executive officer)

Date: May 5, 2023	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich
Interim Chief Financial Officer
(principal financial officer)
(principal accounting officer)