Form 10-Q
period 2023-06-27
Texas Roadhouse, Inc.
filed 2023-08-04
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2023

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

The number of shares of common stock outstanding were 66,748,428 on July 26, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 27, 2023	December 27, 2022
Assets
Current assets:
Cash and cash equivalents	$107,324	$173,861
Receivables, net of allowance for doubtful accounts of $51 at June 27, 2023 and $50 at December 27, 2022	60,537	150,264
Inventories, net	38,121	38,015
Prepaid income taxes	1,402	5,097
Prepaid expenses and other current assets	25,901	29,604
Total current assets	233,285	396,841
Property and equipment, net of accumulated depreciation of $1,019,637 at June 27, 2023 and $968,036 at December 27, 2022	1,360,132	1,270,349
Operating lease right-of-use assets, net	662,730	630,258
Goodwill	169,684	148,732
Intangible assets, net of accumulated amortization of $19,426 at June 27, 2023 and $17,905 at December 27, 2022	4,986	5,607
Other assets	84,174	73,878
Total assets	$2,514,991	$2,525,665
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$27,015	$25,490
Accounts payable	120,653	105,560
Deferred revenue-gift cards	226,130	335,403
Accrued wages	67,164	54,544
Income taxes payable	1,963	434
Accrued taxes and licenses	40,673	35,264
Other accrued liabilities	88,385	95,315
Total current liabilities	571,983	652,010
Operating lease liabilities, net of current portion	712,800	677,874
Long-term debt	—	50,000
Restricted stock and other deposits	8,594	7,979
Deferred tax liabilities, net	22,454	20,979
Other liabilities	100,910	89,161
Total liabilities	1,416,741	1,498,003
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,843,456 and 66,973,311 shares issued and outstanding at June 27, 2023 and December 27, 2022, respectively)	67	67
Additional paid-in-capital	—	13,139
Retained earnings	1,082,915	999,432
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,082,982	1,012,638
Noncontrolling interests	15,268	15,024
Total equity	1,098,250	1,027,662
Total liabilities and equity	$2,514,991	$2,525,665

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
Revenue:
Restaurant and other sales	$1,164,385	$1,018,057	$2,331,968	$1,999,029
Franchise royalties and fees	6,818	6,549	13,591	13,063
Total revenue	1,171,203	1,024,606	2,345,559	2,012,092
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	401,204	347,041	811,915	684,437
Labor	391,337	333,042	777,156	654,913
Rent	17,996	16,714	35,824	33,082
Other operating	171,092	152,524	338,621	296,678
Pre-opening	5,671	5,323	11,048	9,614
Depreciation and amortization	37,413	34,420	73,640	68,040
Impairment and closure, net	78	411	133	(235)
General and administrative	51,000	49,213	100,865	89,507
Total costs and expenses	1,075,791	938,688	2,149,202	1,836,036
Income from operations	95,412	85,918	196,357	176,056
Interest income (expense), net	996	(395)	2,234	(792)
Equity income from investments in unconsolidated affiliates	287	545	1,042	879
Income before taxes	$96,695	$86,068	$199,633	$176,143
Income tax expense	12,270	11,531	26,604	24,278
Net income including noncontrolling interests	84,425	74,537	$173,029	$151,865
Less: Net income attributable to noncontrolling interests	2,154	2,118	4,371	4,244
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$82,271	$72,419	$168,658	$147,621

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.23	$1.07	$2.52	$2.16
Diluted	$1.22	$1.07	$2.51	$2.15
Weighted average shares outstanding:
Basic	66,974	67,654	66,995	68,370
Diluted	67,229	67,890	67,261	68,631
Cash dividends declared per share	$0.55	$0.46	$1.10	$0.92

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended June 27, 2023
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, March 28, 2023	67,000,306	$67	$6,240	$1,048,941	$1,055,248	$15,291	$1,070,539
Net income	—	—	—	82,271	82,271	2,154	84,425
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,177)	(2,177)
Dividends declared ($0.55 per share)	—	—	—	(36,820)	(36,820)	—	(36,820)
Shares issued under share-based compensation plans including tax effects	82,547	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(25,422)	—	(2,809)	—	(2,809)	—	(2,809)
Repurchase of shares of common stock, including excise tax	(213,975)	—	(12,021)	(11,477)	(23,498)	—	(23,498)
Share-based compensation	—	—	8,590	—	8,590	—	8,590
Balance, June 27, 2023	66,843,456	$67	$—	$1,082,915	$1,082,982	$15,268	$1,098,250

	For the 13 Weeks Ended June 28, 2022
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, March 29, 2022	68,459,769	$68	$32,754	$986,958	$1,019,780	$15,479	$1,035,259
Net income	—	—	—	72,419	72,419	2,118	74,537
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,130)	(2,130)
Acquisition of noncontrolling interest	—	—	(1,395)	—	(1,395)	(340)	(1,735)
Dividends declared ($0.46 per share)	—	—	—	(30,752)	(30,752)	—	(30,752)
Shares issued under share-based compensation plans including tax effects	97,387	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(30,473)	—	(2,499)	—	(2,499)	—	(2,499)
Repurchase of shares of common stock	(1,673,387)	(1)	(38,352)	(89,800)	(128,153)	—	(128,153)
Share-based compensation	—	—	9,492	—	9,492	—	9,492
Balance, June 28, 2022	66,853,296	$67	$—	$938,825	$938,892	$15,127	$954,019

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 26 Weeks Ended June 27, 2023
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 27, 2022	66,973,311	$67	$13,139	$999,432	$1,012,638	$15,024	$1,027,662
Net income	—	—	—	168,658	168,658	4,371	173,029
Distributions to noncontrolling interest holders	—	—	—	—	—	(4,127)	(4,127)
Dividends declared ($1.10 per share)	—	—	—	(73,698)	(73,698)	—	(73,698)
Shares issued under share-based compensation plans including tax effects	256,167	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(79,296)	—	(8,239)	—	(8,239)	—	(8,239)
Repurchase of shares of common stock, including excise tax	(306,726)	—	(21,644)	(11,477)	(33,121)	—	(33,121)
Share-based compensation	—	—	16,744	—	16,744	—	16,744
Balance, June 27, 2023	66,843,456	$67	$—	$1,082,915	$1,082,982	$15,268	$1,098,250

	For the 26 Weeks Ended June 28, 2022
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 28, 2021	69,382,418	$69	$114,504	$943,551	$1,058,124	$15,360	$1,073,484
Net income	—	—	—	147,621	147,621	4,244	151,865
Distributions to noncontrolling interest holders	—	—	—	—	—	(4,137)	(4,137)
Acquisition of noncontrolling interest	—	—	(1,395)	—	(1,395)	(340)	(1,735)
Dividends declared ($0.92 per share)	—	—	—	(62,547)	(62,547)	—	(62,547)
Shares issued under share-based compensation plans including tax effects	302,355	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(97,472)	—	(8,664)	—	(8,664)	—	(8,664)
Repurchase of shares of common stock	(2,734,005)	(2)	(123,057)	(89,800)	(212,859)	—	(212,859)
Share-based compensation	—	—	18,612	—	18,612	—	18,612
Balance, June 28, 2022	66,853,296	$67	$—	$938,825	$938,892	$15,127	$954,019

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 27, 2023	June 28, 2022
Cash flows from operating activities:
Net income including noncontrolling interests	$173,029	$151,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,640	68,040
Deferred income taxes	1,767	3,906
Loss on disposition of assets	3,475	1,991
Impairment and closure costs	39	386
Equity income from investments in unconsolidated affiliates	(1,042)	(879)
Distributions of income received from investments in unconsolidated affiliates	358	619
Provision for doubtful accounts	1	27
Share-based compensation expense	16,744	18,612
Changes in operating working capital, net of acquisitions:
Receivables	90,501	115,998
Inventories	303	84
Prepaid expenses and other current assets	5,111	4,294
Other assets	(10,119)	13,852
Accounts payable	14,365	4,301
Deferred revenue—gift cards	(110,436)	(93,175)
Accrued wages	12,620	16,395
Prepaid income taxes and income taxes payable	5,224	6,611
Accrued taxes and licenses	5,346	1,284
Other accrued liabilities	(7,624)	(8,339)
Operating lease right-of-use assets and lease liabilities	3,178	3,385
Other liabilities	11,753	(10,554)
Net cash provided by operating activities	288,233	298,703
Cash flows from investing activities:
Capital expenditures—property and equipment	(154,580)	(108,567)
Acquisition of franchise restaurants, net of cash acquired	(39,153)	(33,069)
Proceeds from sale of investments in unconsolidated affiliates	632	316
Proceeds from the sale of property and equipment	—	2,188
Proceeds from sale leaseback transactions	7,097	—
Net cash used in investing activities	(186,004)	(139,132)
Cash flows from financing activities:
Payments on revolving credit facility	(50,000)	(25,000)
Distributions to noncontrolling interest holders	(4,127)	(4,137)
Acquisition of noncontrolling interest	—	(1,735)
Proceeds from restricted stock and other deposits, net	356	137
Indirect repurchase of shares for minimum tax withholdings	(8,239)	(8,664)
Repurchase of shares of common stock	(33,058)	(212,859)
Dividends paid to shareholders	(73,698)	(62,547)
Net cash used in financing activities	(168,766)	(314,805)
Net decrease in cash and cash equivalents	(66,537)	(155,234)
Cash and cash equivalents—beginning of period	173,861	335,645
Cash and cash equivalents—end of period	$107,324	$180,411
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$638	$139
Income taxes paid	$19,613	$13,784
Capital expenditures included in current liabilities	$36,268	$24,906

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of June 27, 2023 and December 27, 2022 and for the 13 and 26 weeks ended June 27, 2023 and June 28, 2022.

As of June 27, 2023, we owned and operated 614 restaurants and franchised an additional 95 restaurants in 49 states and ten foreign countries. Of the 614 company restaurants, there were 594 wholly-owned restaurants and 20 majority-owned restaurants. Of the 614 company restaurants, we operated 566 as Texas Roadhouse restaurants, 41 as Bubba’s 33 restaurants and seven as Jaggers restaurants. Of the 95 Texas Roadhouse franchise restaurants, there were 54 domestic restaurants and 41 international restaurants.

As of June 28, 2022, we owned and operated 582 restaurants and franchised an additional 96 restaurants in 49 states and ten foreign countries. Of the 582 company restaurants, there were 562 wholly-owned restaurants and 20 majority-owned restaurants. Of the 582 company restaurants, we operated 541 as Texas Roadhouse restaurants, 37 as Bubba’s 33 restaurants and four as Jaggers restaurants. Of the 96 Texas Roadhouse franchise restaurants, there were 62 domestic restaurants and 34 international restaurants.

As of June 27, 2023 and June 28, 2022, we owned a 5.0% to 10.0% equity interest in 19 and 23 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, obligations related to insurance reserves, leases, legal reserves, gift card breakage and third party fees and income taxes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 and 26 weeks ended June 27, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2022.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2) Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We adopted this guidance during the 13 weeks ended June 27, 2023 and the adoption did not have a material impact on our unaudited condensed consolidated financial statements.

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

On May 19, 2023, we amended the credit facility to provide for the transition from LIBOR to the Secured Overnight Financing Rate ("SOFR") as the benchmark rate for purposes of calculating interest on outstanding borrowings. Pursuant to the amendment, we are required to pay interest on outstanding borrowings at the Term SOFR, plus a fixed adjustment of 0.10% and a variable adjustment of 0.875% to 1.875% depending on our leverage ratio. At the time of transition to the Term SOFR, we had no outstanding borrowings under the credit facility.

As of June 27, 2023, we had no outstanding balance on the credit facility and had $284.9 million of availability, net of $15.1 million of outstanding letters of credit. As of December 27, 2022, we had $50.0 million outstanding on the credit facility and $233.5 million of availability, net of $16.5 million of outstanding letters of credit. The outstanding amount as of December 27, 2022 is included as long-term debt on our unaudited condensed consolidated balance sheet.

The interest rate for the credit facility as of June 27, 2023 and June 28, 2022 was 6.07% and 2.13%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of June 27, 2023.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
Restaurant and other sales	$1,164,385	$1,018,057	$2,331,968	$1,999,029
Franchise royalties	6,045	5,771	12,064	11,470
Franchise fees	773	778	1,527	1,593
Total revenue	$1,171,203	$1,024,606	$2,345,559	$2,012,092

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
Beginning balance	$240,729	$221,479	$335,403	$300,657
Gift card activations, net	67,991	59,637	118,554	101,661
Gift card redemptions and breakage	(82,590)	(72,687)	(227,827)	(193,889)
Ending balance	$226,130	$208,429	$226,130	$208,429

We recognized restaurant sales of $45.5 million and $165.1 million for the 13 and 26 weeks ended June 27, 2023, respectively, related to amounts in deferred revenue as of December 27, 2022. We recognized restaurant sales of $39.5 million and $141.6 million for the 13 and 26 weeks ended June 28, 2022, respectively, related to amounts in deferred revenue as of December 28, 2021.

(5) Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 26 weeks ended June 27, 2023 and June 28, 2022 is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
Tax at statutory federal rate	21.0%	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.7	3.8	3.7	3.8
FICA tip tax credit	(11.1)	(10.8)	(10.6)	(10.3)
Work opportunity tax credit	(1.1)	(1.7)	(1.1)	(1.5)
Stock compensation	(0.8)	0.2	(0.5)	—
Net income attributable to noncontrolling interests	(0.4)	(0.4)	(0.4)	(0.4)
Officers compensation	0.7	0.6	0.7	0.6
Other	0.7	0.7	0.5	0.6
Total	12.7%	13.4%	13.3%	13.8%

Our effective tax rate was 12.7% and 13.4% for the 13 weeks ended June 27, 2023 and June 28, 2022, respectively. Our effective tax rate was 13.3% and 13.8% for the 26 weeks ended June 27, 2023 and June 28, 2022, respectively. The reductions in our tax rate for the 13 and 26 weeks ended June 27, 2023 as compared to the prior year periods were primarily driven by an increase in the excess tax benefit for stock compensation.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at June 27, 2023 and December 27, 2022 was $245.1 million and $205.7 million, respectively.

As of June 27, 2023 and December 27, 2022, we were contingently liable for $10.8 million and $11.3 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 27, 2023 and December 27, 2022, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 26 weeks ended June 27, 2023, we bought most of our beef from four suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Acquisitions

On December 28, 2022, the first day of the 2023 fiscal year, we completed the acquisition of eight franchise Texas Roadhouse restaurants located in Maryland and Delaware, including four in which we previously held a 5.0% equity interest. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $39.1 million, net of cash acquired, for 100% of the entities. The transactions in which we held an equity interest were accounted for as a step acquisition and we recorded a gain of $0.6 million on our previous investments in equity income from investments in unconsolidated affiliates in the unaudited condensed consolidated statements of income.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification ("ASC") 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid for these acquisitions, and the estimated preliminary fair value of the assets acquired, and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through June 27, 2023.

Inventory	$410
Other assets	293
Property and equipment	17,763
Operating lease right-of-use assets	4,775
Goodwill	20,067
Intangible assets	1,700
Deferred revenue-gift cards	(1,164)
Current portion of operating lease liabilities	(110)
Operating lease liabilities, net of current portion	(4,665)
$39,069

The aggregate purchase price is preliminary as we are finalizing working capital adjustments. Intangible assets represent reacquired franchise rights which will be amortized over a weighted-average useful life of 2.2 years. We expect all of the goodwill and intangible asset amortization will be deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

Pro forma financial detail and operating results for the 13 and 26 weeks ended June 27, 2023 have not been presented as the results of the acquired restaurants are not material to our unaudited condensed consolidated financial position, results of operations or cash flows.

On March 30, 2022, we completed the acquisition of one franchise Texas Roadhouse restaurant located in Nebraska in which we previously held a 5.49% equity interest. Pursuant to the terms of the acquisition agreement, we paid a total purchase price of $6.6 million, net of cash acquired, for 100% of the entity. The transaction was accounted for as a step acquisition and we recorded a gain of $0.3 million on our previous investment in equity income from investments in unconsolidated affiliates in the unaudited condensed consolidated statements of income and comprehensive income.

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

The following table summarizes the consideration paid for these acquisitions, and the estimated fair value of the assets acquired, and the liabilities assumed at the acquisition date, which are adjusted for final measurement-period adjustments.

Inventory	$321
Other assets	222
Property and equipment	4,841
Operating lease right-of-use assets	1,221
Goodwill	22,616
Intangible assets	6,100
Deferred revenue-gift cards	(947)
Current portion of operating lease liabilities	(47)
Operating lease liabilities, net of current portion	(1,174)
$33,153

Intangible assets represent reacquired franchise rights which will be amortized over a weighted-average useful life of 3.4 years. We expect all of the goodwill and intangible asset amortization will be deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

(8)   Related Party Transactions

As of June 27, 2023 and June 28, 2022, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. The franchise entities paid us fees of $0.5 million for both of the 13 week periods ended June 27, 2023 and June 28, 2022. The franchise entities paid us fees of $1.0 million and $0.9 million for the 26 weeks ended June 27, 2023 and June 28, 2022, respectively.

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

For all periods presented, the weighted-average shares of nonvested stock units that were outstanding but not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect were not significant.

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding (in thousands) as presented in the accompanying unaudited condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$82,271	$72,419	$168,658	$147,621
Basic EPS:
Weighted-average common shares outstanding	66,974	67,654	66,995	68,370
Basic EPS	$1.23	$1.07	$2.52	$2.16
Diluted EPS:
Weighted-average common shares outstanding	66,974	67,654	66,995	68,370
Dilutive effect of nonvested stock units	255	236	266	261
Shares-diluted	67,229	67,890	67,261	68,631
Diluted EPS	$1.22	$1.07	$2.51	$2.15

(10) Fair Value Measurements

At June 27, 2023 and December 27, 2022, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At December 27, 2022, the fair value of our credit facility approximated its carrying value since it is a variable rate credit facility (Level 2). There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 27, 2023.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 27, 2023	December 27, 2022
Deferred compensation plan—assets	1	$72,626	$61,835
Deferred compensation plan—liabilities	1	$(72,504)	$(61,668)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements

		June 27,	December 27,
	Level	2023	2022
Long-lived assets held for use	3	$—	$2,000

Long-lived assets held for use include the land and building for one underperforming restaurant that was impaired to fair value at December 27, 2022 using Level 3 inputs.

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

For the 13 and 26 weeks ended June 27, 2023, we paid $23.4 million and $33.1 million to repurchase 213,975 shares and 306,726 shares of our common stock, respectively. For the 13 and 26 weeks ended June 28, 2022, we paid $128.1 million and $212.9 million to repurchase 1,673,387 shares and 2,734,005 shares of our common stock, respectively. As of June 27, 2023, $133.8 million remained under our authorized stock repurchase program.

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

Management uses restaurant margin as the primary measure for assessing performance of our segments. Restaurant margin represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives. Restaurant margin is used by our chief operating decision maker to evaluate restaurant-level operating efficiency and performance.

In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, including pre-opening and general and administrative expenses, but do not have a direct impact on restaurant-level operational efficiency and performance. We exclude pre-opening expense as it occurs at irregular intervals and would impact comparability to prior period results. We exclude depreciation and amortization expense, substantially all of which relates to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants. We exclude impairment and closure expense as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results. Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry.

Restaurant and other sales for all operating segments are derived primarily from food and beverage sales. We do not rely on any major customer as a source of sales and the customers and assets of our reportable segments are located predominantly in the United States. There are no material transactions between reportable segments.

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended June 27, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,096,252	$61,560	$6,573	$1,164,385
Restaurant operating costs (excluding depreciation and amortization)	924,047	51,928	5,654	981,629
Restaurant margin	$172,205	$9,632	$919	$182,756

Depreciation and amortization	$30,768	$3,434	$3,211	$37,413
Capital expenditures	76,455	9,750	1,642	87,847

	For the 13 Weeks Ended June 28, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$960,153	$54,612	$3,292	$1,018,057
Restaurant operating costs (excluding depreciation and amortization)	799,102	47,037	3,182	849,321
Restaurant margin	$161,051	$7,575	$110	$168,736

Depreciation and amortization	$28,104	$3,302	$3,014	$34,420
Capital expenditures	51,316	6,415	1,807	59,538

	For the 26 Weeks Ended June 27, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,197,178	$122,929	$11,861	$2,331,968
Restaurant operating costs (excluding depreciation and amortization)	1,847,983	104,844	10,689	1,963,516
Restaurant margin	$349,195	$18,085	$1,172	$368,452

Depreciation and amortization	$60,656	$6,881	$6,103	$73,640
Capital expenditures	133,592	16,005	4,983	154,580

	For the 26 Weeks Ended June 28, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,886,882	$105,837	$6,310	$1,999,029
Restaurant operating costs (excluding depreciation and amortization)	1,572,364	90,469	6,277	1,669,110
Restaurant margin	$314,518	$15,368	$33	$329,919

Depreciation and amortization	$55,645	$6,492	$5,903	$68,040
Capital expenditures	90,993	13,792	3,782	108,567

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income (expense), net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended		26 Weeks Ended
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
Restaurant margin	$182,756	$168,736	$368,452	$329,919

Add:
Franchise royalties and fees	6,818	6,549	13,591	13,063

Less:
Pre-opening	5,671	5,323	11,048	9,614
Depreciation and amortization	37,413	34,420	73,640	68,040
Impairment and closure, net	78	411	133	(235)
General and administrative	51,000	49,213	100,865	89,507
Income from operations	$95,412	$85,918	$196,357	$176,056

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

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three restaurant concepts with 709 restaurants in 49 states and ten foreign countries. As of June 27, 2023, our 709 restaurants included:

●	614 company restaurants, of which 594 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income. Of the 614 company restaurants, we operated 566 as Texas Roadhouse restaurants, 41 as Bubba’s 33 restaurants and seven as Jaggers restaurants.

●	95 franchise restaurants, of which 19 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income. Additionally, we provide various management services to these 19 franchise restaurants. All of the franchise restaurants are operated as Texas Roadhouse restaurants. Of the 95 franchise restaurants, 54 were domestic restaurants and 41 were international restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 50 of the 54 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 27, 2023, and June 28, 2022, are referred to as Q2 2023 and Q2 2022, respectively. The 26 weeks ended June 27, 2023, and June 28, 2022, are referred to as 2023 YTD and 2022 YTD, respectively. Fiscal years 2023 and 2022 will be 52 weeks in length, while the quarters for those years were or will be 13 weeks in length.

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

In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, including general and administrative expenses, but do not have a direct impact on restaurant-level operational efficiency and performance. We exclude pre-opening expense as it occurs at irregular intervals and would impact comparability to prior period results. We exclude depreciation and amortization expense, substantially all of which relates to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants. We exclude impairment and closure expense as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results. Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section below.

Other Key Definitions

●	Restaurant and Other Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in the unaudited condensed consolidated statements of income. Other sales include the amortization of fees associated with our third party gift card sales net of the amortization of gift card breakage income, sales related to our non-royalty based retail products and content revenue related to our tabletop kiosk devices.
●	Franchise Royalties and Fees. Franchise royalties consist of royalties, as defined in our franchise agreement, paid to us by our domestic and international franchisees. Domestic and/or international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.

●	Food and Beverage Costs. Food and beverage costs consist of the costs of raw materials and ingredients used in the preparation of food and beverage products sold in our company restaurants. Approximately half of our food and beverage costs relate to beef.

●	Restaurant Labor Expenses. Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners. These profit sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

●	Restaurant Rent Expense. Restaurant rent expense includes all rent, except pre-opening rent, associated with the leasing of real estate and includes base, percentage and straight-line rent expense.

●	Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are credit card fees, utilities, supplies, repairs and maintenance, outside services, property taxes, profit sharing incentive compensation for our restaurant managing partners and market partners and general liability insurance.

●	Pre-opening Expenses. Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and consist principally of opening team and training team compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses. The majority of pre-opening costs incurred relate to the hiring and training of employees due to the significant investment we make in training our people. Pre-opening costs vary by location depending on many factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants.

●	Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

●	Impairment and Closure Costs, Net. Impairment and closure costs, net include any impairment of long-lived assets, including property and equipment, operating lease right-of-use assets and goodwill, and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as lease costs associated with closed or relocated restaurants.

●	General and Administrative Expenses. General and administrative expenses comprise expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. This includes software hosting fees, professional fees, group insurance, advertising expense, salary and share-based compensation expense related to executive officers, Support Center employees and market partners and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

●	Interest Income (Expense), Net. Interest income (expense), net includes earnings on cash and cash equivalents and is reduced by interest expense on our debt or financing obligations including the amortization of loan fees offset by capitalized interest.

●	Equity Income from Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the sale of these affiliates. As of June 27, 2023, and June 28, 2022, we owned a 5.0% to 10.0% equity interest in 19 and 23 domestic franchise restaurants, respectively.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

Q2 2023 Financial Highlights

Total revenue increased $146.6 million or 14.3% to $1,171.2 million in Q2 2023 compared to $1,024.6 million in Q2 2022 primarily due to an increase in store weeks and an increase in comparable restaurant sales. Store weeks and comparable restaurant sales increased 5.6% and 9.1%, respectively, at company restaurants in Q2 2023 compared to Q2 2022. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in our per person average check.

Net income increased $9.9 million or 13.6% to $82.3 million in Q2 2023 compared to $72.4 million in Q2 2022 primarily due to higher restaurant margin dollars, as described below, partially offset by an increase in general and administrative expense and an increase in depreciation and amortization expense. Diluted earnings per share increased 14.7% to $1.22 in Q2 2023 from $1.07 in Q2 2022 primarily due to the increase in net income.

Restaurant margin dollars increased $14.0 million or 8.3% to $182.8 million in Q2 2023 compared to $168.7 million in Q2 2022 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 15.7% in Q2 2023 compared to 16.6% in Q2 2022.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to commodity inflation and wage and other labor inflation partially offset by higher sales.

We repurchased 213,975 shares of common stock for $23.4 million in Q2 2023. We also paid a quarterly dividend of $0.55 per share of common stock, which represented a 20% increase compared to our quarterly dividend of $0.46 per share in Q2 2022.

Results of Operations

(in thousands)

	13 Weeks Ended				26 Weeks Ended
	June 27, 2023		June 28, 2022		June 27, 2023		June 28, 2022
	$	%	$	%	$	%	$	%
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,164,385	99.4	1,018,057	99.4	2,331,968	99.4	1,999,029	99.4
Franchise royalties and fees	6,818	0.6	6,549	0.6	13,591	0.6	13,063	0.6
Total revenue	1,171,203	100.0	1,024,606	100.0	2,345,559	100.0	2,012,092	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	401,204	34.5	347,041	34.1	811,915	34.8	684,437	34.2
Labor	391,337	33.6	333,042	32.7	777,156	33.3	654,913	32.8
Rent	17,996	1.5	16,714	1.6	35,824	1.5	33,082	1.7
Other operating	171,092	14.7	152,524	15.0	338,621	14.5	296,678	14.8
(As a percentage of total revenue)
Pre-opening	5,671	0.5	5,323	0.5	11,048	0.5	9,614	0.5
Depreciation and amortization	37,413	3.2	34,420	3.4	73,640	3.1	68,040	3.4
Impairment and closure, net	78	NM	411	NM	133	NM	(235)	NM
General and administrative	51,000	4.4	49,213	4.8	100,865	4.3	89,507	4.4
Total costs and expenses	1,075,791	91.9	938,688	91.6	2,149,202	91.6	1,836,036	91.3
Income from operations	95,412	8.1	85,918	8.4	196,357	8.4	176,056	8.7
Interest income (expense), net	996	0.1	(395)	NM	2,234	0.1	(792)	NM
Equity income from investments in unconsolidated affiliates	287	NM	545	NM	1,042	NM	879	NM
Income before taxes	96,695	8.3	86,068	8.4	199,633	8.5	176,143	8.8
Income tax expense	12,270	1.0	11,531	1.1	26,604	1.1	24,278	1.2
Net income including noncontrolling interests	84,425	7.2	74,537	7.3	173,029	7.4	151,865	7.5
Net income attributable to noncontrolling interests	2,154	0.2	2,118	0.2	4,371	0.2	4,244	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	82,271	7.0	72,419	7.1	168,658	7.2	147,621	7.3

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended		26 Weeks Ended
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
Income from operations	$95,412	$85,918	$196,357	$176,056

Less:
Franchise royalties and fees	6,818	6,549	13,591	13,063

Add:
Pre-opening	5,671	5,323	11,048	9,614
Depreciation and amortization	37,413	34,420	73,640	68,040
Impairment and closure, net	78	411	133	(235)
General and administrative	51,000	49,213	100,865	89,507
Restaurant margin	$182,756	$168,736	$368,452	$329,919

Restaurant margin $/store week	$22,961	$22,390	$23,232	$22,006
Restaurant margin (as a percentage of restaurant and other sales)	15.7%	16.6%	15.8%	16.5%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 27, 2022	697	652	40	5
Company openings	9	6	1	2
Company closings	—	—	—	—
Franchise openings - Domestic	1	1	—	—
Franchise openings - International	3	3	—	—
Franchise closings	(1)	(1)	—	—
Balance at June 27, 2023	709	661	41	7

	June 27, 2023	June 28, 2022
Company - Texas Roadhouse	566	541
Company - Bubba's 33	41	37
Company - Jaggers	7	4
Franchise - Texas Roadhouse - U.S.	54	62
Franchise - Texas Roadhouse - International	41	34
Total	709	678

Q2 2023 compared to Q2 2022 and 2023 YTD compared to 2022 YTD

Restaurant and Other Sales

Restaurant and other sales increased 14.4% in Q2 2023 compared to Q2 2022 and 16.7% in 2023 YTD compared to 2022 YTD. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2023	Q2 2022	2023 YTD	2022 YTD
Company Restaurants:
Increase in store weeks	5.6%	6.4%	5.8%	6.5%
Increase in average unit volume	8.7%	7.4%	10.6%	11.3%
Other(1)	0.0%	0.2%	0.2%	0.7%
Total increase in restaurant sales	14.3%	14.0%	16.6%	18.5%
Other sales	0.1%	0.1%	0.1%	—%
Total increase in restaurant and other sales	14.4%	14.1%	16.7%	18.5%

Store weeks	7,960	7,536	15,860	14,992
Comparable restaurant sales	9.1%	7.6%	11.0%	11.7%

Texas Roadhouse restaurants:
Store weeks	7,343	7,006	14,647	13,942
Comparable restaurant sales	9.4%	7.6%	11.2%	11.5%
Average unit volume (in thousands)	$1,946	$1,781	$3,912	$3,525

Weekly sales by group:
Comparable restaurants (533, 503, 527 and 499 units)	$149,847	$137,599	$150,770	$136,096
Average unit volume restaurants (20, 22, 22 and 20 units)(2)	$144,554	$132,222	$143,496	$130,576
Restaurants less than six months old (13, 16, 17, and 22 units)	$158,608	$145,756	$157,585	$139,534

Bubba's 33 restaurants:
Store weeks	526	478	1,046	946
Comparable restaurant sales	3.9%	8.1%	6.4%	14.3%
Average unit volume (in thousands)	$1,514	$1,475	$3,044	$2,864

Weekly sales by group:
Comparable restaurants (35, 31, 34 and 30 units)	$117,906	$110,740	$117,181	$109,896
Average unit volume restaurants (3, 4, 3 and 4 units)(2)	$99,324	$134,386	$115,846	$111,997
Restaurants less than six months old (3, 2, 4, and 3 units)	$123,594	$128,134	$120,459	$135,393
(1)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed during the period.

(2)	Average unit volume includes restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increases in restaurant sales for Q2 2023 and 2023 YTD were primarily attributable to an increase in store weeks and an increase in comparable restaurant sales. The increases in store weeks were driven by the opening of new restaurants and the acquisition of franchise restaurants. The increases in comparable restaurant sales were driven by an increase in guest traffic count along with an increase in our per person average check as shown in the table below.

	Q2 2023	Q2 2022	2023 YTD	2022 YTD
Guest traffic counts	4.7%	(0.8)%	6.2%	3.0%
Per person average check	4.4%	8.4%	4.8%	8.7%
Comparable restaurant sales growth	9.1%	7.6%	11.0%	11.7%

The increase in Q2 2023 guest traffic counts was due to an increase in dining room traffic. To-go sales as a percentage of restaurant sales were 12.6% for Q2 2023 compared to 13.1% for Q2 2022.

Per person average check includes the benefit of a menu price increase of approximately 2.2% implemented in Q2 2023 and menu price increases of approximately 3.2% and 2.9% implemented in Q2 2022 and Q4 2022, respectively.

In 2023 YTD, we opened seven Texas Roadhouse and Bubba’s 33 company restaurants and completed the acquisition of eight domestic franchise restaurants. As of June 27, 2023, an additional 24 Texas Roadhouse and Bubba’s 33 company restaurants were under construction. In addition, we opened two Jaggers company restaurants in 2023 YTD.

In total for 2023, we plan to open as many as 28 Texas Roadhouse and Bubba’s 33 company restaurants, and we expect store week growth of approximately 6% across all concepts, including the impact of the eight franchise restaurants acquired at the beginning of the fiscal year.

Other sales include the net impact of the amortization of third party gift card fees and gift card breakage income, sales related to our non-royalty based retail products and content revenue related to our tabletop kiosk devices. The net impact of these amounts was ($3.5) million in both Q2 2023 and Q2 2022, and was ($8.6) million in both 2023 YTD and 2022 YTD.

Franchise Royalties and Fees

Franchise royalties and fees increased by $0.3 million or 4.1% in Q2 2023 compared to Q2 2022 and increased by $0.5 million, or 4.0% in 2023 YTD compared with 2022 YTD. The increases in both periods were due to comparable restaurant sales growth and new store openings partially offset by decreased royalties related to the eight franchise restaurants that were acquired.

In 2023 YTD, our existing franchise partners opened one domestic Texas Roadhouse restaurant and three international Texas Roadhouse restaurants. In addition, we had one franchise store close during the period. In total for 2023, we expect as many as 13 international and domestic franchise openings including three Jaggers franchise openings.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 34.5% in Q2 2023 compared to 34.1% in Q2 2022 and increased to 34.8% in 2023 YTD compared to 34.2% in 2022 YTD. The increases were primarily due to commodity inflation partially offset by the benefit of a higher guest check. Commodity inflation was 6.0% and 7.4% in Q2 2023 and 2023 YTD, respectively, with higher costs across the basket.

In total for 2023, we expect commodity inflation of 5% to 6% for the year with prices locked for approximately 50% of our remaining forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 33.6% in Q2 2023 compared to 32.7% in Q2 2022 and increased to 33.3% in 2023 YTD compared to 32.8% in 2022 YTD. The increases in both periods were primarily due to wage and other labor inflation of 7.0% and 7.4% in Q2 2023 and 2023 YTD, respectively.

Wage and other labor inflation is driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people. A higher mix of dining room sales versus to-go sales also contributed to the increase. In addition, there was an increase in group insurance expense due to unfavorable claims experience of $2.8 million and $5.0 million in Q2 2023 and 2023 YTD, respectively. The increase was partially offset by the benefit of a higher guest check.

In total for 2023, we expect wage and other labor inflation of 6% to 7% for the year driven by labor market pressures, increases in state-mandated minimum and tipped wage rates and increased investment in our people.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.5% in Q2 2023 compared to 1.6% in Q2 2022 and decreased to 1.5% in 2023 YTD compared to 1.7% in 2022 YTD. The decreases in both periods were primarily due to the increase in average unit volume and was partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.7% in Q2 2023 compared to 15.0% in Q2 2022 and decreased to 14.5% in 2023 YTD compared to 14.8% in 2022 YTD. The decreases in both periods were primarily due to an increase in average unit volume and lower supplies and bonus expense partially offset by higher repair and maintenance costs and equipment rent.

Pre-opening Expenses

Pre-opening expenses were $5.7 million in Q2 2023 compared to $5.3 million in Q2 2022 and $11.0 million in 2023 YTD compared to $9.6 million in 2022 YTD. Pre-opening costs will fluctuate from quarter to quarter based on wage inflation, specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense

Depreciation and amortization expenses, as a percentage of total revenue, decreased to 3.2% in Q2 2023 compared to 3.4% in Q2 2022 and decreased to 3.1% in 2023 YTD compared to 3.4% in 2022 YTD. The decreases in both periods were primarily due to the increase in average unit volume partially offset by higher depreciation at our newer restaurants.

Impairment and Closure Costs, Net

Impairment and closure costs, net was $0.1 million in Q2 2023 compared to $0.4 million in Q2 2022 and was $0.1 million in 2023 YTD compared to ($0.2) million in 2022 YTD. For Q2 2022, impairment and closure costs, net included the impairment of an operating lease right-of-use asset at a restaurant that was relocated. For 2022 YTD, impairment and closure costs, net included this impairment as well as a gain of $0.7 million associated with the sale of land and building on a site that was previously classified as assets held for sale.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, decreased to 4.4% in Q2 2023 compared to 4.8% in Q2 2022 and decreased to 4.3% in 2023 YTD compared to 4.4% in 2022 YTD. The decreases in both periods were primarily driven by the increase in average unit volume, partially offset by the increase in salary and incentive compensation including the separation payout, net of restricted stock forfeitures, of $2.6 million related to the retirement of an executive officer in Q1 2023, and increased software hosting fees.

Interest Income (Expense), Net

Interest income (expense), net was $1.0 million and ($0.4) million in Q2 2023 and Q2 2022, respectively, and was $2.2 million and ($0.8) million in 2023 YTD and 2022 YTD, respectively. The increases in both periods were primarily driven by increased earnings on our cash and cash equivalents and decreased borrowings on our revolving credit facility.

Equity Income from Unconsolidated Affiliates

Equity income was $0.3 million in Q2 2023 compared to $0.5 million in Q2 2022 and was $1.0 million in 2023 YTD compared to $0.9 million in 2022 YTD. The decrease in Q2 2023 was primarily due to Q2 2022 including a $0.3 million gain on the acquisition of one of these affiliates. The increase in 2023 YTD was primarily due to a $0.6 million gain on the acquisition of four of these affiliates in Q1 2023.

Income Tax Expense

Our effective tax rate decreased to 12.7% in Q2 2023 compared to 13.4% in Q2 2022 and was 13.3% in 2023 YTD compared to 13.8% in 2022 YTD. The decreases were primarily driven by an increase in the excess tax benefit for stock compensation. For 2023, we expect an effective income tax rate of 13% to 14% based on forecasted operating results, excluding the impact of any legislative changes enacted.

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

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	June 27, 2023		June 28, 2022
Texas Roadhouse	$172,205	15.7%	$161,051	16.8%
Bubba's 33	9,632	15.6	7,575	13.9
Other	919	14.0	110	3.3
Total	$182,756	15.7%	$168,736	16.6%

	26 Weeks Ended
	June 27, 2023		June 28, 2022
Texas Roadhouse	$349,195	15.9%	$314,518	16.7%
Bubba's 33	18,085	14.7	15,368	14.5
Other	1,172	9.9	33	0.5
Total	$368,452	15.8%	$329,919	16.5%

For our Texas Roadhouse reportable segment, restaurant margin dollars increased $11.2 million or 6.9% in Q2 2023 and increased $34.7 million or 11.0% in 2023 YTD. The increases in both periods were due to higher sales, primarily driven by an increase in store weeks and an increase in comparable restaurant sales, which was partially offset by commodity and wage and other inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 15.7% in Q2 2023 from 16.8% in Q2 2022 and decreased to 15.9% in 2023 YTD from 16.7% in 2022 YTD. The decrease in both periods was due to commodity and wage and other labor inflation which was partially offset by the benefit of higher sales.

For our Bubba’s 33 reportable segment, restaurant margin dollars increased $2.1 million or 27.2% in Q2 2023 and increased $2.7 million or 17.7% in 2023 YTD. The increases in both periods were due to higher sales, primarily driven by an increase in store weeks and an increase in comparable restaurant sales, which was primarily offset by wage and other labor inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, increased to 15.6% in Q2 2023 from 13.9% in Q2 2022 and increased to 14.7% in 2023 YTD from 14.5% in 2022 YTD. The increase in both periods was due to higher sales partially offset by wage and other labor inflation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 27, 2023	June 28, 2022
Net cash provided by operating activities	$288,233	$298,703
Net cash used in investing activities	(186,004)	(139,132)
Net cash used in financing activities	(168,766)	(314,805)
Net decrease in cash and cash equivalents	$(66,537)	$(155,234)

Net cash provided by operating activities was $288.2 million in 2023 YTD compared to $298.7 million in 2022 YTD. This decrease was primarily due to an unfavorable change in working capital partially offset by an increase in net income and non-cash items including depreciation and amortization.

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

Net cash used in investing activities was $186.0 million in 2023 YTD compared to $139.1 million in 2022 YTD. The increase was primarily due to higher capital expenditures, driven by the new company restaurants pipeline and the refurbishment of existing restaurants. The increase in the new company restaurants pipeline is primarily due to an increase in new locations currently under construction and higher average development costs per location.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of June 27, 2023, we had developed 155 of the 614 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	26 Weeks Ended
	June 27, 2023	June 28, 2022
New company restaurants	$90,431	$61,425
Refurbishment or expansion of existing restaurants	52,722	38,067
Relocation of existing restaurants	7,923	7,724
Capital expenditures related to Support Center office	3,504	1,351
Total capital expenditures	$154,580	$108,567

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2023, we expect our capital expenditures to be approximately $300 million as we plan to open as many as 28 Texas Roadhouse and Bubba’s 33 restaurants. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility.

As of June 27, 2023, the estimated cost of completing capital project commitments over the next 12 months was approximately $245.1 million. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Net cash used in financing activities was $168.8 million in 2023 YTD compared to $314.8 million in 2022 YTD. The decrease is primarily due to a decrease in the amount of share repurchases partially offset by increased payments on our revolving credit facility as well as an increase in our quarterly dividend payment.

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

During 2023 YTD and 2022 YTD, we paid $33.1 million and $212.9 million, respectively, to repurchase 306,726 shares and 2,734,005 shares, respectively, of our common stock. As of June 27, 2023, $133.8 million remained under our authorized stock repurchase program.

On May 11, 2023, our Board authorized the payment of a quarterly cash dividend of $0.55 per share of common stock which represented a 20% increase compared to the quarterly dividend of $0.46 per share of common stock declared in 2022. The payment of quarterly dividends totaled $73.7 million and $62.5 million in 2023 YTD and 2022 YTD, respectively.

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

As of June 27, 2023, we had no outstanding balance on the credit facility and had $284.9 million of availability, net of $15.1 million of outstanding letters of credit. As of December 27, 2022, we had $50.0 million outstanding on the credit facility, which was repaid in 2023 YTD, and $233.5 million of availability, net of $16.5 million of outstanding letters of credit. The outstanding amount as of December 27, 2022 is included as long-term debt on our unaudited condensed consolidated balance sheet.

The interest rate for the credit facility as of June 27, 2023 and June 28, 2022 was 6.07% and 2.13%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of June 27, 2023.

Guarantees

As of June 27, 2023 and December 27, 2022, we were contingently liable for $10.8 million and $11.3 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 27, 2023 and December 27, 2022 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility (the "credit facility") require us to pay interest on outstanding borrowings at the Secured Overnight Financing Rate ("SOFR"), plus a fixed adjustment of 0.10%, plus a variable adjustment of 0.875% to 1.875% depending on our leverage ratio. As of June 27, 2023, we had no outstanding borrowings on our credit facility.

In an effort to secure high quality, low-cost ingredients used in the products sold in our restaurants, we employ various purchasing and pricing contract techniques. When purchasing certain types of commodities, we may be subject to prevailing market conditions resulting in unpredictable price volatility. For certain commodities, we may also enter into contracts that are either fixed price agreements or fixed volume agreements where the price is negotiated with reference to fluctuating market prices. We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long-term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 27, 2023.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended June 27, 2023 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the 13 weeks ended June 27, 2023, we paid $23.4 million to repurchase 213,975 shares of our common stock. As of June 27, 2023, $133.8 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
March 29 to April 25	—	$—	—	$157,253,537
April 26 to May 23	53,303	$109.12	53,303	$151,437,200
May 24 to June 27	160,672	$109.66	160,672	$133,817,946
Total	213,975		213,975

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Employment Agreement between Texas Roadhouse Management Corp. and David Christopher Monroe dated May 17, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 17, 2023 (File No. 000-50972))

10.2

Amendment No. 3 to Amended and Restated Credit Agreement dated May 19, 2023 by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated May 19, 2023 (File No. 000‑50972))

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 4, 2023	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ D. CHRISTOPHER MONROE
D. Christopher Monroe
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2023	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich
Vice President of Finance
(Principal Accounting Officer)