Form 10-Q
period 2023-09-26
Texas Roadhouse, Inc.
filed 2023-11-03
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2023

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

The number of shares of common stock outstanding were 66,783,122 on October 25, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 26, 2023	December 27, 2022
Assets
Current assets:
Cash and cash equivalents	$69,324	$173,861
Receivables, net of allowance for doubtful accounts of $54 at September 26, 2023 and $50 at December 27, 2022	48,967	150,264
Inventories, net	36,589	38,015
Prepaid income taxes	2,823	5,097
Prepaid expenses and other current assets	23,783	29,604
Total current assets	181,486	396,841
Property and equipment, net of accumulated depreciation of $1,048,243 at September 26, 2023 and $968,036 at December 27, 2022	1,425,169	1,270,349
Operating lease right-of-use assets, net	679,065	630,258
Goodwill	169,684	148,732
Intangible assets, net of accumulated amortization of $20,217 at September 26, 2023 and $17,905 at December 27, 2022	4,195	5,607
Other assets	86,738	73,878
Total assets	$2,546,337	$2,525,665
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$27,186	$25,490
Accounts payable	126,219	105,560
Deferred revenue-gift cards	201,316	335,403
Accrued wages	68,013	54,544
Income taxes payable	603	434
Accrued taxes and licenses	42,478	35,264
Other accrued liabilities	95,611	95,315
Total current liabilities	561,426	652,010
Operating lease liabilities, net of current portion	730,163	677,874
Long-term debt	—	50,000
Restricted stock and other deposits	8,873	7,979
Deferred tax liabilities, net	23,393	20,979
Other liabilities	103,316	89,161
Total liabilities	1,427,171	1,498,003
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,783,010 and 66,973,311 shares issued and outstanding at September 26, 2023 and December 27, 2022, respectively)	67	67
Additional paid-in-capital	—	13,139
Retained earnings	1,103,889	999,432
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,103,956	1,012,638
Noncontrolling interests	15,210	15,024
Total equity	1,119,166	1,027,662
Total liabilities and equity	$2,546,337	$2,525,665

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2023	September 27, 2022	September 26, 2023	September 27, 2022
Revenue:
Restaurant and other sales	$1,115,224	$986,999	$3,447,192	$2,986,028
Franchise royalties and fees	6,528	6,299	20,119	19,362
Total revenue	1,121,752	993,298	3,467,311	3,005,390
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	386,184	342,032	1,198,099	1,026,469
Labor	378,814	330,219	1,155,970	985,132
Rent	18,177	16,703	54,001	49,785
Other operating	169,225	146,036	507,846	442,714
Pre-opening	8,663	5,701	19,711	15,315
Depreciation and amortization	39,124	33,735	112,764	101,775
Impairment and closure, net	(2)	772	131	537
General and administrative	47,708	42,812	148,573	132,319
Total costs and expenses	1,047,893	918,010	3,197,095	2,754,046
Income from operations	73,859	75,288	270,216	251,344
Interest income (expense), net	496	(85)	2,730	(877)
Equity income from investments in unconsolidated affiliates	139	190	1,181	1,069
Income before taxes	$74,494	$75,393	$274,127	$251,536
Income tax expense	8,870	11,430	35,474	35,708
Net income including noncontrolling interests	65,624	63,963	$238,653	$215,828
Less: Net income attributable to noncontrolling interests	1,836	1,635	6,207	5,879
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$63,788	$62,328	$232,446	$209,949

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$0.96	$0.93	$3.47	$3.09
Diluted	$0.95	$0.93	$3.46	$3.08
Weighted average shares outstanding:
Basic	66,779	66,886	66,923	67,875
Diluted	67,014	67,159	67,179	68,140
Cash dividends declared per share	$0.55	$0.46	$1.65	$1.38

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended September 26, 2023
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, June 27, 2023	66,843,456	$67	$—	$1,082,915	$1,082,982	$15,268	$1,098,250
Net income	—	—	—	63,788	63,788	1,836	65,624
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,894)	(1,894)
Dividends declared ($0.55 per share)	—	—	—	(36,731)	(36,731)	—	(36,731)
Shares issued under share-based compensation plans including tax effects	68,248	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(21,101)	—	(2,360)	—	(2,360)	—	(2,360)
Repurchase of shares of common stock, including excise tax	(107,593)	—	(6,162)	(6,083)	(12,245)	—	(12,245)
Share-based compensation	—	—	8,522	—	8,522	—	8,522
Balance, September 26, 2023	66,783,010	$67	$—	$1,103,889	$1,103,956	$15,210	$1,119,166

	For the 13 Weeks Ended September 27, 2022
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, June 28, 2022	66,853,296	$67	$—	$938,825	$938,892	$15,127	$954,019
Net income	—	—	—	62,328	62,328	1,635	63,963
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,704)	(1,704)
Dividends declared ($0.46 per share)	—	—	—	(30,781)	(30,781)	—	(30,781)
Shares issued under share-based compensation plans including tax effects	88,641	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(27,351)	—	(2,444)	—	(2,444)	—	(2,444)
Share-based compensation	—	—	9,580	—	9,580	—	9,580
Balance, September 27, 2022	66,914,586	$67	$7,136	$970,372	$977,575	$15,058	$992,633

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 39 Weeks Ended September 26, 2023
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 27, 2022	66,973,311	$67	$13,139	$999,432	$1,012,638	$15,024	$1,027,662
Net income	—	—	—	232,446	232,446	6,207	238,653
Distributions to noncontrolling interest holders	—	—	—	—	—	(6,021)	(6,021)
Dividends declared ($1.65 per share)	—	—	—	(110,429)	(110,429)	—	(110,429)
Shares issued under share-based compensation plans including tax effects	324,415	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(100,397)	—	(10,599)	—	(10,599)	—	(10,599)
Repurchase of shares of common stock, including excise tax	(414,319)	—	(27,806)	(17,560)	(45,366)	—	(45,366)
Share-based compensation	—	—	25,266	—	25,266	—	25,266
Balance, September 26, 2023	66,783,010	$67	$—	$1,103,889	$1,103,956	$15,210	$1,119,166

	For the 39 Weeks Ended September 27, 2022
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 28, 2021	69,382,418	$69	$114,504	$943,551	$1,058,124	$15,360	$1,073,484
Net income	—	—	—	209,949	209,949	5,879	215,828
Distributions to noncontrolling interest holders	—	—	—	—	—	(5,841)	(5,841)
Acquisition of noncontrolling interest	—	—	(1,395)	—	(1,395)	(340)	(1,735)
Dividends declared ($1.38 per share)	—	—	—	(93,328)	(93,328)	—	(93,328)
Shares issued under share-based compensation plans including tax effects	390,996	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(124,823)	—	(11,108)	—	(11,108)	—	(11,108)
Repurchase of shares of common stock	(2,734,005)	(2)	(123,057)	(89,800)	(212,859)	—	(212,859)
Share-based compensation	—	—	28,192	—	28,192	—	28,192
Balance, September 27, 2022	66,914,586	$67	$7,136	$970,372	$977,575	$15,058	$992,633

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 26, 2023	September 27, 2022
Cash flows from operating activities:
Net income including noncontrolling interests	$238,653	$215,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,764	101,775
Deferred income taxes	2,707	5,246
Loss on disposition of assets	4,315	3,635
Impairment and closure costs	41	772
Equity income from investments in unconsolidated affiliates	(1,181)	(1,069)
Distributions of income received from investments in unconsolidated affiliates	493	817
Provision for doubtful accounts	4	36
Share-based compensation expense	25,266	28,192
Changes in operating working capital, net of acquisitions:
Receivables	102,068	123,551
Inventories	1,835	(990)
Prepaid expenses and other current assets	5,821	2,831
Other assets	(12,680)	10,313
Accounts payable	14,188	1,941
Deferred revenue—gift cards	(135,251)	(119,338)
Accrued wages	13,469	21,130
Prepaid income taxes and income taxes payable	2,443	10,886
Accrued taxes and licenses	7,041	4,016
Other accrued liabilities	(10,117)	(8,916)
Operating lease right-of-use assets and lease liabilities	4,702	3,950
Other liabilities	14,158	(9,549)
Net cash provided by operating activities	390,739	395,057
Cash flows from investing activities:
Capital expenditures—property and equipment	(243,895)	(174,194)
Acquisition of franchise restaurants, net of cash acquired	(39,153)	(33,069)
Proceeds from sale of investments in unconsolidated affiliates	632	316
Proceeds from the sale of property and equipment	1,800	2,262
Proceeds from sale leaseback transactions	7,097	9,078
Net cash used in investing activities	(273,519)	(195,607)
Cash flows from financing activities:
Payments on revolving credit facility	(50,000)	(25,000)
Distributions to noncontrolling interest holders	(6,021)	(5,841)
Acquisition of noncontrolling interest	—	(1,735)
Proceeds from restricted stock and other deposits, net	485	91
Indirect repurchase of shares for minimum tax withholdings	(10,599)	(11,108)
Repurchase of shares of common stock	(45,193)	(212,859)
Dividends paid to shareholders	(110,429)	(93,328)
Net cash used in financing activities	(221,757)	(349,780)
Net decrease in cash and cash equivalents	(104,537)	(150,330)
Cash and cash equivalents—beginning of period	173,861	335,645
Cash and cash equivalents—end of period	$69,324	$185,315
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$877	$1,091
Income taxes paid	$30,323	$19,591
Capital expenditures included in current liabilities	$51,556	$32,468

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of September 26, 2023 and December 27, 2022 and for the 13 and 39 weeks ended September 26, 2023 and September 27, 2022.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33 and Jaggers. As of September 26, 2023, we owned and operated 623 restaurants and franchised an additional 99 restaurants in 49 states and ten foreign countries. Of the 99 franchise restaurants, there were 55 domestic restaurants and 44 international restaurants. As of September 27, 2022, we owned and operated 587 restaurants and franchised an additional 98 restaurants in 49 states and ten foreign countries. Of the 98 franchise restaurants, there were 62 domestic restaurants and 36 international restaurants.

As of September 26, 2023 and September 27, 2022, we owned a majority interest in 20 company restaurants. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income.

As of September 26, 2023 and September 27, 2022, we owned a 5.0% to 10.0% equity interest in 20 and 23 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, obligations related to insurance reserves, leases, legal reserves, gift card breakage and income taxes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 and 39 weeks ended September 26, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2022.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2) Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We adopted this guidance during the 39 weeks ended September 26, 2023 and the adoption did not have a material impact on our unaudited condensed consolidated financial statements.

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

As of September 26, 2023, we had no outstanding balance on the credit facility and had $287.7 million of availability, net of $12.3 million of outstanding letters of credit. As of December 27, 2022, we had $50.0 million outstanding on the credit facility and $233.5 million of availability, net of $16.5 million of outstanding letters of credit. The outstanding amount as of December 27, 2022 is included as long-term debt on our unaudited condensed consolidated balance sheet.

The interest rate for the credit facility as of September 26, 2023 and September 27, 2022 was 6.19% and 3.69%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of September 26, 2023.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2023	September 27, 2022	September 26, 2023	September 27, 2022
Restaurant and other sales	$1,115,224	$986,999	$3,447,192	$2,986,028
Franchise royalties	5,832	5,559	17,896	17,029
Franchise fees	696	740	2,223	2,333
Total revenue	$1,121,752	$993,298	$3,467,311	$3,005,390

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2023	September 27, 2022	September 26, 2023	September 27, 2022
Beginning balance	$226,130	$208,429	$335,403	$300,657
Gift card activations, net	48,824	42,741	167,378	144,402
Gift card redemptions and breakage	(73,638)	(68,905)	(301,465)	(262,794)
Ending balance	$201,316	$182,265	$201,316	$182,265

We recognized restaurant sales of $26.5 million and $191.7 million for the 13 and 39 weeks ended September 26, 2023, respectively, related to amounts in deferred revenue as of December 27, 2022. We recognized restaurant sales of $30.3 million and $171.9 million for the 13 and 39 weeks ended September 27, 2022, respectively, related to amounts in deferred revenue as of December 28, 2021.

(5) Income Taxes

A reconciliation of the statutory federal income tax rate to our effective tax rate for the 13 and 39 weeks ended September 26, 2023 and September 27, 2022 is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2023	September 27, 2022	September 26, 2023	September 27, 2022
Tax at statutory federal rate	21.0%	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.7	3.8	3.7	3.8
FICA tip tax credit	(12.0)	(9.6)	(11.0)	(10.1)
Work opportunity tax credit	(1.0)	(1.0)	(1.1)	(1.3)
Stock compensation	(0.6)	(0.2)	(0.6)	—
Net income attributable to noncontrolling interests	(0.4)	(0.3)	(0.4)	(0.4)
Officers compensation	0.4	0.8	0.6	0.6
Other	0.8	0.7	0.7	0.6
Total	11.9%	15.2%	12.9%	14.2%

Our effective tax rate was 11.9% and 15.2% for the 13 weeks ended September 26, 2023 and September 27, 2022, respectively. Our effective tax rate was 12.9% and 14.2% for the 39 weeks ended September 26, 2023 and September 27, 2022, respectively. The reduction in our tax rate for the 13 and 39 weeks ended September 26, 2023 as compared to the prior year periods was primarily driven by an increase in the FICA tip credit benefit along with an increase in the excess tax benefit for stock compensation.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at September 26, 2023 and December 27, 2022 was $261.3 million and $205.7 million, respectively.

As of September 26, 2023 and December 27, 2022, we were contingently liable for $10.6 million and $11.3 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 26, 2023 and December 27, 2022, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 39 weeks ended September 26, 2023, we bought most of our beef from four suppliers. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Acquisitions

On December 28, 2022, the first day of the 2023 fiscal year, we completed the acquisition of eight franchise Texas Roadhouse restaurants located in Maryland and Delaware, including four in which we previously held a 5.0% equity interest. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $39.1 million, net of cash acquired, for 100% of the entities. The transactions in which we held an equity interest were accounted for as step acquisitions and we recorded a gain of $0.6 million on our previous investments in equity income from investments in unconsolidated affiliates in the unaudited condensed consolidated statements of income.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification ("ASC") 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid for these acquisitions, and the estimated preliminary fair value of the assets acquired, and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through September 26, 2023.

Inventory	$410
Other assets	293
Property and equipment	17,763
Operating lease right-of-use assets	4,775
Goodwill	20,067
Intangible assets	1,700
Deferred revenue-gift cards	(1,164)
Current portion of operating lease liabilities	(110)
Operating lease liabilities, net of current portion	(4,665)
$39,069

The aggregate purchase price is preliminary as we are finalizing working capital adjustments. Intangible assets represent reacquired franchise rights which are being amortized over a weighted-average useful life of 2.2 years. We expect all of the goodwill and intangible asset amortization will be deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

Pro forma financial detail and operating results for the 13 and 39 weeks ended September 26, 2023 have not been presented as the results of the acquired restaurants are not material to our unaudited condensed consolidated financial position, results of operations or cash flows.

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
$33,153

Intangible assets represent reacquired franchise rights which are being amortized over a weighted-average useful life of 3.4 years. We expect all of the goodwill and intangible asset amortization deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

(8)   Related Party Transactions

As of September 26, 2023 and September 27, 2022, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. The franchise entities paid us fees of $0.5 million for the 13 weeks ended September 26, 2023 and September 27, 2022. The franchise entities paid us fees of $1.5 million and $1.4 million for the 39 weeks ended September 26, 2023 and September 27, 2022, respectively.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding as presented in the accompanying unaudited condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2023	September 27, 2022	September 26, 2023	September 27, 2022
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$63,788	$62,328	$232,446	$209,949
Basic EPS:
Weighted-average common shares outstanding	66,779	66,886	66,923	67,875
Basic EPS	$0.96	$0.93	$3.47	$3.09
Diluted EPS:
Weighted-average common shares outstanding	66,779	66,886	66,923	67,875
Dilutive effect of nonvested stock units	235	273	256	265
Shares-diluted	67,014	67,159	67,179	68,140
Diluted EPS	$0.95	$0.93	$3.46	$3.08

(10) Fair Value Measurements

At September 26, 2023 and December 27, 2022, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At December 27, 2022, the fair value of our credit facility approximated its carrying value since it is a variable rate credit facility (Level 2). There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 26, 2023.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 26, 2023	December 27, 2022
Deferred compensation plan—assets	1	$74,775	$61,835
Deferred compensation plan—liabilities	1	$(74,690)	$(61,668)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements

		September 26,	December 27,
	Level	2023	2022
Long-lived assets held for use	3	$—	$2,000

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

For the 13 and 39 weeks ended September 26, 2023, we paid $12.1 million and $45.2 million to repurchase 107,593 shares and 414,319 shares of our common stock, respectively. For the 13 weeks ended September 27, 2022, we did not repurchase any shares of our common stock. For the 39 weeks ended September 27, 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. As of September 26, 2023, $121.7 million remained under our authorized stock repurchase program.

(12) Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba’s 33, Jaggers and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba’s 33. The Texas Roadhouse reportable segment includes the results of our domestic company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our domestic company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, corporate-related segment assets, depreciation and amortization, and capital expenditures are also included in Other.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended September 26, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,047,795	$61,083	$6,346	$1,115,224
Restaurant operating costs (excluding depreciation and amortization)	893,330	53,584	5,486	952,400
Restaurant margin	$154,465	$7,499	$860	$162,824

Depreciation and amortization	$32,416	$3,518	$3,190	$39,124
Capital expenditures	76,811	7,027	5,477	89,315

	For the 13 Weeks Ended September 27, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$931,683	$51,993	$3,323	$986,999
Restaurant operating costs (excluding depreciation and amortization)	785,546	46,368	3,076	834,990
Restaurant margin	$146,137	$5,625	$247	$152,009

Depreciation and amortization	$27,757	$3,198	$2,780	$33,735
Capital expenditures	55,158	8,107	2,363	65,628

	For the 39 Weeks Ended September 26, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,244,973	$184,012	$18,207	$3,447,192
Restaurant operating costs (excluding depreciation and amortization)	2,741,313	158,428	16,175	2,915,916
Restaurant margin	$503,660	$25,584	$2,032	$531,276

Depreciation and amortization	$93,072	$10,399	$9,293	$112,764
Capital expenditures	210,403	23,032	10,460	243,895

	For the 39 Weeks Ended September 27, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,818,565	$157,830	$9,633	$2,986,028
Restaurant operating costs (excluding depreciation and amortization)	2,357,910	136,837	9,353	2,504,100
Restaurant margin	$460,655	$20,993	$280	$481,928

Depreciation and amortization	$83,402	$9,690	$8,683	$101,775
Capital expenditures	146,151	21,898	6,145	174,194

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income (expense), net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended		39 Weeks Ended
	September 26, 2023	September 27, 2022	September 26, 2023	September 27, 2022
Restaurant margin	$162,824	$152,009	$531,276	$481,928

Add:
Franchise royalties and fees	6,528	6,299	20,119	19,362

Less:
Pre-opening	8,663	5,701	19,711	15,315
Depreciation and amortization	39,124	33,735	112,764	101,775
Impairment and closure, net	(2)	772	131	537
General and administrative	47,708	42,812	148,573	132,319
Income from operations	$73,859	$75,288	$270,216	$251,344

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

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three restaurant concepts with 722 restaurants in 49 states and ten foreign countries. As of September 26, 2023, our 722 restaurants included:

●	623 company restaurants, of which 603 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income. Of the 623 company restaurants, we operated 573 as Texas Roadhouse restaurants, 43 as Bubba’s 33 restaurants and seven as Jaggers restaurants.

●	99 franchise restaurants, of which 20 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income. Additionally, we provide various management services to these 20 franchise restaurants. Of the 99 franchise restaurants, 54 were domestic Texas Roadhouse restaurants, one was a domestic Jaggers restaurant and 44 were international Texas Roadhouse restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 51 of the 55 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 26, 2023, and September 27, 2022, are referred to as Q3 2023 and Q3 2022, respectively. The 39 weeks ended September 26, 2023, and September 27, 2022, are referred to as 2023 YTD and 2022 YTD, respectively. Fiscal years 2023 and 2022 are 52 weeks in length, while the quarters for those years are 13 weeks in length.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

●	Comparable Restaurant Sales. Comparable restaurant sales reflect the change in sales for all company restaurants across all concepts, unless otherwise noted, over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold, and the mix of dine-in versus to-go sales can affect the per person average check amount.

●	Average Unit Volume. Average unit volume represents the average quarterly or annual restaurant sales for Texas Roadhouse and Bubba’s 33 restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales levels higher than the company average.

●	Store Weeks and New Restaurant Openings. Store weeks represent the number of weeks that all company restaurants across all concepts, unless otherwise noted, were open during the reporting period. Store weeks include weeks in which a restaurant is temporarily closed. Store week growth is driven by new restaurant openings and franchise acquisitions. New restaurant openings reflect the number of restaurants opened during a particular fiscal period, excluding store relocations. We consider store openings that occur simultaneously with a store closure in the same trade area to be a relocation.

●	Restaurant Margin. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin is not a measurement determined in accordance with U.S. generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations. This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded. Restaurant margin is widely regarded as a useful metric by which to evaluate core restaurant-level operating efficiency and performance over various reporting periods on a consistent basis.

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

Other Key Definitions

●	Restaurant and Other Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in our unaudited condensed consolidated statements of income. Other sales include the net impact of the amortization of third party gift card fees and gift card breakage income, sales related to our non-royalty based retail products and content revenue related to our tabletop kiosk devices.
●	Franchise Royalties and Fees. Franchise royalties consist of royalties, as defined in our franchise agreement, paid to us by our domestic and international franchisees. Domestic and/or international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.

●	Food and Beverage Costs. Food and beverage costs consist of the costs of raw materials and ingredients used in the preparation of food and beverage products sold in our company restaurants. Approximately half of our food and beverage costs relate to beef.

●	Restaurant Labor Expenses. Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners. These profit sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

●	Restaurant Rent Expense. Restaurant rent expense includes all rent, except pre-opening rent, associated with the leasing of real estate and includes base, percentage and straight-line rent expense.

●	Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are credit card fees, utilities, supplies, repairs and maintenance, outside services, property taxes, profit sharing incentive compensation for our restaurant managing partners and market partners and general liability insurance.

●	Pre-opening Expenses. Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and consist principally of opening team and training team compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses. The majority of pre-opening costs incurred relate to the hiring and training of employees due to the significant investment we make in training our people. Pre-opening costs vary by location depending on many factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open each restaurant.

●	Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

●	Impairment and Closure Costs, Net. Impairment and closure costs, net include any impairment of long-lived assets, including property and equipment, operating lease right-of-use assets and goodwill, and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as lease costs associated with closed or relocated restaurants.

●	General and Administrative Expenses. General and administrative expenses comprise expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. This includes software hosting fees, professional fees, group insurance, advertising expense, salary and share-based compensation expense related to executive officers, Support Center employees and market partners and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

●	Interest Income (Expense), Net. Interest income (expense), net includes earnings on cash and cash equivalents and is reduced by interest expense on our debt or financing obligations including the amortization of loan fees net of capitalized interest.

●	Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the sale of these affiliates. As of September 26, 2023, and September 27, 2022, we owned a 5.0% to 10.0% equity interest in 20 and 23 domestic franchise restaurants, respectively.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

Q3 2023 Financial Highlights

Total revenue increased $128.5 million or 12.9% to $1,121.8 million in Q3 2023 compared to $993.3 million in Q3 2022 primarily due to an increase in store weeks and an increase in comparable restaurant sales. Store weeks and comparable restaurant sales increased 5.7% and 8.2%, respectively, at company restaurants in Q3 2023 compared to Q3 2022. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in our per person average check.

Net income increased $1.5 million or 2.3% to $63.8 million in Q3 2023 compared to $62.3 million in Q3 2022 primarily due to higher restaurant margin dollars, as described below, and lower income tax expense partially offset by higher general and administrative expense and depreciation and amortization expense. Diluted earnings per share increased 2.6% to $0.95 in Q3 2023 from $0.93 in Q3 2022 primarily due to the increase in net income.

Restaurant margin dollars increased $10.8 million or 7.1% to $162.8 million in Q3 2023 compared to $152.0 million in Q3 2022 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 14.6% in Q3 2023 compared to 15.4% in Q3 2022.  The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to commodity inflation, wage and other labor inflation and higher general liability insurance expense partially offset by higher sales.

We repurchased 107,593 shares of common stock for $12.1 million in Q3 2023. We also paid a quarterly dividend of $0.55 per share of common stock, which totaled $36.7 million in Q3 2023.

Results of Operations

(in thousands)

	13 Weeks Ended				39 Weeks Ended
	September 26, 2023		September 27, 2022		September 26, 2023		September 27, 2022
	$	%	$	%	$	%	$	%
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,115,224	99.4	986,999	99.4	3,447,192	99.4	2,986,028	99.4
Franchise royalties and fees	6,528	0.6	6,299	0.6	20,119	0.6	19,362	0.6
Total revenue	1,121,752	100.0	993,298	100.0	3,467,311	100.0	3,005,390	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	386,184	34.6	342,032	34.7	1,198,099	34.8	1,026,469	34.4
Labor	378,814	34.0	330,219	33.5	1,155,970	33.5	985,132	33.0
Rent	18,177	1.6	16,703	1.7	54,001	1.6	49,785	1.7
Other operating	169,225	15.2	146,036	14.8	507,846	14.7	442,714	14.8
(As a percentage of total revenue)
Pre-opening	8,663	0.8	5,701	0.6	19,711	0.6	15,315	0.5
Depreciation and amortization	39,124	3.5	33,735	3.4	112,764	3.3	101,775	3.4
Impairment and closure, net	(2)	NM	772	NM	131	NM	537	NM
General and administrative	47,708	4.3	42,812	4.3	148,573	4.3	132,319	4.4
Total costs and expenses	1,047,893	93.4	918,010	92.4	3,197,095	92.2	2,754,046	91.6
Income from operations	73,859	6.6	75,288	7.6	270,216	7.8	251,344	8.4
Interest income (expense), net	496	NM	(85)	NM	2,730	0.1	(877)	NM
Equity income from investments in unconsolidated affiliates	139	NM	190	NM	1,181	NM	1,069	NM
Income before taxes	74,494	6.6	75,393	7.6	274,127	7.9	251,536	8.4
Income tax expense	8,870	0.8	11,430	1.2	35,474	1.0	35,708	1.2
Net income including noncontrolling interests	65,624	5.9	63,963	6.4	238,653	6.9	215,828	7.2
Net income attributable to noncontrolling interests	1,836	0.2	1,635	0.2	6,207	0.2	5,879	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	63,788	5.7	62,328	6.3	232,446	6.7	209,949	7.0

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended		39 Weeks Ended
	September 26, 2023	September 27, 2022	September 26, 2023	September 27, 2022
Income from operations	$73,859	$75,288	$270,216	$251,344

Less:
Franchise royalties and fees	6,528	6,299	20,119	19,362

Add:
Pre-opening	8,663	5,701	19,711	15,315
Depreciation and amortization	39,124	33,735	112,764	101,775
Impairment and closure, net	(2)	772	131	537
General and administrative	47,708	42,812	148,573	132,319
Restaurant margin	$162,824	$152,009	$531,276	$481,928

Restaurant margin $/store week	$20,272	$20,001	$22,237	$21,332
Restaurant margin (as a percentage of restaurant and other sales)	14.6%	15.4%	15.4%	16.1%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 27, 2022	697	652	40	5
Company openings	18	13	3	2
Company closings	—	—	—	—
Franchise openings - Domestic	2	1	—	1
Franchise openings - International	6	6	—	—
Franchise closings	(1)	(1)	—	—
Balance at September 26, 2023	722	671	43	8

	September 26, 2023	September 27, 2022
Company - Texas Roadhouse	573	545
Company - Bubba's 33	43	38
Company - Jaggers	7	4
Franchise - Texas Roadhouse - Domestic	54	62
Franchise - Jaggers - Domestic	1	—
Franchise - Texas Roadhouse - International	44	36
Total	722	685

Q3 2023 compared to Q3 2022 and 2023 YTD compared to 2022 YTD

Restaurant and Other Sales

Restaurant and other sales increased 13.0% in Q3 2023 compared to Q3 2022 and 15.4% in 2023 YTD compared to 2022 YTD. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2023	Q3 2022	2023 YTD	2022 YTD
Company Restaurants:
Increase in store weeks	5.7%	6.1%	5.8%	6.3%
Increase in average unit volume	7.8%	7.9%	9.7%	10.2%
Other(1)	(0.1)%	0.2%	0.0%	0.5%
Total increase in restaurant sales	13.4%	14.2%	15.5%	17.0%
Other sales	(0.4)%	0.2%	(0.1)%	0.1%
Total increase in restaurant and other sales	13.0%	14.4%	15.4%	17.1%

Store weeks	8,032	7,600	23,892	22,592
Comparable restaurant sales	8.2%	8.2%	10.1%	10.5%

Texas Roadhouse restaurants:
Store weeks	7,394	7,062	22,041	21,004
Comparable restaurant sales	8.4%	8.2%	10.3%	10.4%
Average unit volume (in thousands)	$1,840	$1,700	$5,753	$5,227

Weekly sales by group:
Comparable restaurants (542, 511, 527 and 499 units)	$141,675	$131,378	$147,832	$134,565
Average unit volume restaurants (18, 23, 22 and 20 units)(2)	$138,439	$125,421	$139,989	$129,283
Restaurants less than six months old (13, 11, 24 and 26 units)	$141,409	$143,801	$150,747	$136,358

Bubba's 33 restaurants:
Store weeks	547	486	1,593	1,433
Comparable restaurant sales	4.8%	6.2%	6.0%	11.6%
Average unit volume (in thousands)	$1,437	$1,395	$4,494	$4,243

Weekly sales by group:
Comparable restaurants (36, 31, 34 and 30 units)	$112,447	$104,669	$115,343	$108,692
Average unit volume restaurants (4, 5, 3 and 4 units)(2)	$93,012	$123,760	$113,926	$109,656
Restaurants less than six months old (3, 2, 6 and 4 units)	$129,941	$95,312	$116,281	$126,600

(1)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed during the period.

(2)	Average unit volume includes restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increases in restaurant sales for Q3 2023 and 2023 YTD were primarily attributable to an increase in store weeks and an increase in comparable restaurant sales. The increases in store weeks were driven by the opening of new restaurants and the acquisition of franchise restaurants. The increases in comparable restaurant sales were driven by an increase in guest traffic count along with an increase in our per person average check as shown in the table below.

	Q3 2023	Q3 2022	2023 YTD	2022 YTD
Guest traffic counts	4.1%	0.5%	5.5%	2.2%
Per person average check	4.1%	7.7%	4.6%	8.3%
Comparable restaurant sales growth	8.2%	8.2%	10.1%	10.5%

The increase in Q3 2023 guest traffic counts was driven by an increase in dining room traffic. To-go sales as a percentage of restaurant sales were 12.3% for Q3 2023 compared to 12.6% for Q3 2022.

Per person average check includes the benefit of a menu price increase of approximately 2.2% implemented in Q2 2023 and menu price increases of approximately 3.2% and 2.9% implemented in Q2 2022 and Q4 2022, respectively. We implemented a menu price increase of 2.7% in early Q4 2023.

In 2023 YTD, we opened 16 Texas Roadhouse and Bubba’s 33 company restaurants and completed the acquisition of eight domestic franchise restaurants. In addition, we opened two Jaggers company restaurants in 2023 YTD. As of September 26, 2023, an additional 22 Texas Roadhouse and Bubba’s 33 company restaurants were under construction.

In total for 2023, we plan to open as many as 27 Texas Roadhouse and Bubba’s 33 company restaurants, and we expect store week growth of approximately 6% across all concepts, including the impact of the eight franchise restaurants acquired at the beginning of the fiscal year.

In 2024, we expect store week growth of approximately 8% across all concepts, including a benefit of 2% from the 53rd week.

Other sales include the net impact of the amortization of third party gift card fees and gift card breakage income, sales related to our non-royalty based retail products and content revenue related to our tabletop kiosk devices. The net impact of these amounts was $1.4 million in Q3 2023 and $4.4 million in Q3 2022 and was $(7.2) million in 2023 YTD and $(4.2) million in 2022 YTD. The changes in Q3 2023 and Q3 2022 were driven by favorable adjustments recorded of $3.7 million and $6.6 million, respectively. These adjustments related to changes in our estimate of breakage due to a shift in our historic redemption patterns which indicated that the percentage of gift cards sold that are not expected to be redeemed had increased.

Franchise Royalties and Fees

Franchise royalties and fees increased by $0.2 million or 3.6% in Q3 2023 compared to Q3 2022 and increased by $0.8 million or 3.9% in 2023 YTD compared with 2022 YTD. The increases in both periods were due to comparable restaurant sales growth and new store openings partially offset by decreased royalties related to the eight franchise restaurants that were acquired.

In 2023 YTD, our existing franchise partners opened one domestic Texas Roadhouse restaurant and six international Texas Roadhouse restaurants. The first Jaggers domestic franchise restaurant was also opened in Q3 2023. In addition, we had one Texas Roadhouse domestic franchise store close in 2023 YTD. In total for 2023, we expect as many as 14 international and domestic franchise openings including two Jaggers franchise openings.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, decreased to 34.6% in Q3 2023 compared to 34.7% in Q3 2022 and increased to 34.8% in 2023 YTD compared to 34.4% in 2022 YTD. The decrease in Q3 2023 was primarily driven by the benefit of a higher guest check partially offset by commodity inflation of 4.2% primarily due to higher beef costs. The increase in 2023 YTD compared to 2022 YTD was driven by commodity inflation of 6.3% due to higher costs across the basket partially offset by the benefit of a higher guest check.

In total for 2023, we expect commodity inflation of 5% to 6% for the year with prices locked for approximately 75% of our remaining forecasted costs and the remainder subject to floating market prices. In 2024, we expect commodity cost inflation of 5% to 6%.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 34.0% in Q3 2023 compared to 33.5% in Q3 2022 and increased to 33.5% in 2023 YTD compared to 33.0% in 2022 YTD. The increases in both periods were primarily due to wage and other labor inflation of 5.6% and 6.8% in Q3 2023 and 2023 YTD, respectively. Wage and other labor inflation was driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people. In addition, there were increases in group insurance expense due to unfavorable claims experience of $1.5 million and $6.5 million in Q3 2023 and 2023 YTD, respectively, as compared to the prior year periods. These increases were partially offset by decreases in workers’ compensation expense due to favorable claims experience of $2.6 million and $3.1 million in Q3 2023 and 2023 YTD, respectively, as compared to the prior year periods, as well as the benefit of a higher guest check.

In total for 2023, we expect wage and other labor inflation of 6% to 7% for the year driven by labor market pressures, increases in state-mandated minimum and tipped wage rates and increased investment in our people. In 2024, we expect wage and other labor inflation of 4% to 5%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.6% in Q3 2023 compared to 1.7% in Q3 2022 and decreased to 1.6% in 2023 YTD compared to 1.7% in 2022 YTD. The decreases in both periods were primarily due to the increases in average unit volume and were partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, increased to 15.2% in Q3 2023 compared to 14.8% in Q3 2022 and decreased to 14.7% in 2023 YTD compared to 14.8% in 2022 YTD. The increase in Q3 2023 compared to Q3 2022 was driven by an increase in general liability insurance expense of $7.3 million, as compared to the prior year period, partially offset by an increase in average unit volume, lower supplies expense and lower incentive compensation expense. The increase in general liability insurance expense was due to unfavorable claims experience. The decrease in 2023 YTD compared to 2022 YTD was driven by an increase in average unit volume and lower supplies and incentive compensation expense partially offset by the increase in general liability insurance expense.

Pre-opening Expenses

Pre-opening expenses were $8.7 million in Q3 2023 compared to $5.7 million in Q3 2022 and $19.7 million in 2023 YTD compared to $15.3 million in 2022 YTD. Pre-opening costs will fluctuate from quarter to quarter based on specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percentage of total revenue, increased to 3.5% in Q3 2023 compared to 3.4% in Q3 2022 and decreased to 3.3% in 2023 YTD compared to 3.4% in 2022 YTD. The increase in Q3 2023 compared to Q3 2022 was driven by higher depreciation at our newer restaurants partially offset by the increase in average unit volume. The decrease in 2023 YTD compared to 2022 YTD was primarily due to the increase in average unit volume partially offset by higher depreciation at our newer restaurants.

Impairment and Closure Costs, Net

Impairment and closure costs, net were not significant in Q3 2023 compared to $0.8 million in Q3 2022 and were $0.1 million in 2023 YTD compared to $0.5 million in 2022 YTD. For Q3 2022, impairment and closure costs, net included the impairment of an operating lease right-of-use asset at a restaurant that was relocated. For 2022 YTD, impairment and closure costs, net included the impairment of right-of-use assets at two restaurants that were relocated and a gain of $0.7 million associated with the sale of land and building on a site that was previously classified as assets held for sale.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, remained flat at 4.3% in Q3 2023 compared to Q3 2022 and decreased to 4.3% in 2023 YTD compared to 4.4% in 2022 YTD. In Q3 2023 compared to Q3 2022, activity included an increase in average unit volume, a decrease in restricted stock expense and a decrease in incentive compensation expense. These were offset by a favorable adjustment of $2.5 million recorded in Q3 2022 related to our managing partner conference held in Q2 2022 and increased software hosting fees driven by the development of a new human resources software. The decrease in 2023 YTD compared to 2022 YTD was primarily driven by an increase in average unit volume partially offset by a separation payout, net of restricted stock forfeitures of $2.6 million, related to the retirement of an executive officer in Q1 2023, and increased software hosting fees.

Interest Income (Expense), Net

Interest income (expense), net was $0.5 million and $(0.1) million in Q3 2023 and Q3 2022, respectively, and were $2.7 million and $(0.9) million in 2023 YTD and 2022 YTD, respectively. The increases in both periods were primarily driven by increased earnings on our cash and cash equivalents and decreased borrowings on our revolving credit facility.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $0.1 million in Q3 2023 compared to $0.2 million in Q3 2022 and was $1.2 million in 2023 YTD compared to $1.1 million in 2022 YTD. The decrease in Q3 2023 was primarily due to a decreased number of investments driven by acquisitions of four of these affiliates in Q1 2023. The increase in 2023 YTD was primarily due to a $0.6 million gain on the acquisition of four of these affiliates in Q1 2023 partially offset by a $0.3 million gain on the acquisition of one of these affiliates in Q2 2022.

Income Tax Expense

Our effective tax rate decreased to 11.9% in Q3 2023 compared to 15.2% in Q3 2022 and decreased to 12.9% in 2023 YTD compared to 14.2% in 2022 YTD. The decreases in both periods were primarily driven by increases in the tax benefits related to the FICA tip tax credit and stock compensation. For 2023, we expect an effective income tax rate of approximately 13% based on forecasted operating results. For 2024, we expect an effective tax rate of 14% to 15% based on forecasted operating results.

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba's 33, Jaggers and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba's 33. The Texas Roadhouse reportable segment includes the results of our domestic company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our domestic company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other.

Management uses restaurant margin as the primary measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives that is included in Other. Restaurant margin is used by our chief operating decision maker to evaluate restaurant-level operating efficiency and performance. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section above.

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	September 26, 2023		September 27, 2022
Texas Roadhouse	$154,465	14.7%	$146,137	15.7%
Bubba's 33	7,499	12.3	5,625	10.8
Other	860	13.6	247	7.4
Total	$162,824	14.6%	$152,009	15.4%

	39 Weeks Ended
	September 26, 2023		September 27, 2022
Texas Roadhouse	$503,660	15.5%	$460,655	16.3%
Bubba's 33	25,584	13.9	20,993	13.3
Other	2,032	11.2	280	2.9
Total	$531,276	15.4%	$481,928	16.1%

For our Texas Roadhouse reportable segment, restaurant margin dollars increased $8.3 million or 5.7% in Q3 2023 and increased $43.0 million or 9.3% in 2023 YTD. The increases in both periods were due to higher sales, primarily driven by an increase in store weeks and an increase in comparable restaurant sales, which was partially offset by commodity and wage and other inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 14.7% in Q3 2023 from 15.7% in Q3 2022 and decreased to 15.5% in 2023 YTD from 16.3% in 2022 YTD. The decreases in both periods were due to commodity and wage and other labor inflation which was partially offset by the benefit of higher sales.

For our Bubba’s 33 reportable segment, restaurant margin dollars increased $1.9 million or 33.3% in Q3 2023 and increased $4.6 million or 21.9% in 2023 YTD. The increases in both periods were due to higher sales, primarily driven by an increase in store weeks and an increase in comparable restaurant sales, and commodity deflation which was primarily offset by wage and other labor inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, increased to 12.3% in Q3 2023 from 10.8% in Q3 2022 and increased to 13.9% in 2023 YTD from 13.3% in 2022 YTD. The increases in both periods were due to higher sales and commodity deflation driven by poultry partially offset by wage and other labor inflation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 26, 2023	September 27, 2022
Net cash provided by operating activities	$390,739	$395,057
Net cash used in investing activities	(273,519)	(195,607)
Net cash used in financing activities	(221,757)	(349,780)
Net decrease in cash and cash equivalents	$(104,537)	$(150,330)

Net cash provided by operating activities was $390.7 million in 2023 YTD compared to $395.1 million in 2022 YTD. This decrease was primarily due to an unfavorable change in working capital partially offset by an increase in net income and non-cash items including depreciation and amortization.

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

Net cash used in investing activities was $273.5 million in 2023 YTD compared to $195.6 million in 2022 YTD. The increase was primarily due to higher capital expenditures, driven by the new company restaurants pipeline and the refurbishment of existing restaurants. The increase in the new company restaurants pipeline is primarily due to an increase in new locations currently under construction and higher average development costs per location.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of September 26, 2023, we had developed 156 of the 623 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	39 Weeks Ended
	September 26, 2023	September 27, 2022
New company restaurants	$138,124	$99,249
Refurbishment or expansion of existing restaurants	88,580	60,404
Relocation of existing restaurants	11,946	11,965
Capital expenditures related to Support Center office	5,245	2,576
Total capital expenditures	$243,895	$174,194

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base. In 2023, we expect our capital expenditures to be approximately $340 million driven by our 2023 planned company restaurant openings, the acceleration of our 2024 development pipeline and continued refurbishment of our existing restaurants. We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility. In 2024, we expect our capital expenditures to be $340 million to $350 million.

As of September 26, 2023, the estimated cost of completing capital project commitments over the next 12 months was approximately $261.3 million. See note 6 to the unaudited condensed consolidated financial statements for a discussion of contractual obligations.

Net cash used in financing activities was $221.8 million in 2023 YTD compared to $349.8 million in 2022 YTD. The decrease is primarily due to a decrease in the amount of share repurchases partially offset by increased payments on our revolving credit facility as well as an increase in our quarterly dividend payments.

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

During 2023 YTD and 2022 YTD, we paid $45.2 million and $212.9 million, respectively, to repurchase 414,319 shares and 2,734,005 shares, respectively, of our common stock. As of September 26, 2023, $121.7 million remained under our authorized stock repurchase program.

On May 11, 2023, our Board authorized the payment of a quarterly cash dividend of $0.55 per share of common stock compared to the quarterly dividend of $0.46 per share of common stock declared in 2022. The payment of quarterly dividends totaled $110.4 million and $93.3 million in 2023 YTD and 2022 YTD, respectively.

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

As of September 26, 2023, we had no outstanding balance on the credit facility and had $287.7 million of availability, net of $12.3 million of outstanding letters of credit. As of December 27, 2022, we had $50.0 million outstanding on the credit facility, which was repaid in 2023 YTD, and $233.5 million of availability, net of $16.5 million of outstanding letters of credit. The outstanding amount as of December 27, 2022 is included as long-term debt on our unaudited condensed consolidated balance sheet.

The interest rate for the credit facility as of September 26, 2023 and September 27, 2022 was 6.19% and 3.69%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants. We were in compliance with all financial covenants as of September 26, 2023.

Guarantees

As of September 26, 2023 and December 27, 2022, we were contingently liable for $10.6 million and $11.3 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 26, 2023 and December 27, 2022 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the revolving credit facility (the "credit facility") require us to pay interest on outstanding borrowings at the Secured Overnight Financing Rate ("SOFR"), plus a fixed adjustment of 0.10%, plus a variable adjustment of 0.875% to 1.875% depending on our leverage ratio. As of September 26, 2023, we had no outstanding borrowings on our credit facility.

In an effort to secure high quality, low-cost ingredients used in the products sold in our restaurants, we employ various purchasing and pricing contract techniques. When purchasing certain types of commodities, we may be subject to prevailing market conditions resulting in unpredictable price volatility. For certain commodities, we may also enter into contracts that are either fixed price agreements or fixed volume agreements where the price is negotiated with reference to fluctuating market prices. We currently do not use financial instruments to hedge commodity prices. Extreme and/or long-term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 26, 2023.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended September 26, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the 13 weeks ended September 26, 2023, we paid $12.1 million to repurchase 107,593 shares of our common stock. As of September 26, 2023, $121.7 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
June 28 to July 25	90,093	$113.00	90,093	$123,637,670
July 26 to August 22	17,500	$111.67	17,500	$121,683,492
August 23 to September 26	—	$—	—	$121,683,492
Total	107,593		107,593

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

In accordance with the disclosure requirement set forth in Item 408 of Regulation S-K, the following table discloses any executive officer or director who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 that adopted a Rule 10b5-1 trading arrangement during the 13 weeks ended September 26, 2023. These trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Adoption Date	End Date (1)	Aggregate Number of Securities to be Sold
Gerald L. Morgan	Chief Executive Officer	8/23/2023	2/23/2025	15,000
Christopher C. Colson	Chief Legal and Administrative Officer	8/25/2023	1/23/2024	2,000

(1)	A trading plan may expire on such earlier date that all transactions under the trading plan are completed.

Other than those disclosed above, no other executive officer or director adopted, modified or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement during the 13 weeks ended September 26, 2023.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*

Separation Agreement and Release of Claims dated August 3, 2023 by and between S. Chris Jacobsen and Texas Roadhouse Management Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 3, 2023 (File No. 000-50972))

10.2*	Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Non-Officers) (File No. 000-50972))
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: November 3, 2023	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023	By:	/s/ D. CHRISTOPHER MONROE
D. Christopher Monroe
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2023	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich
Vice President of Finance
(Principal Accounting Officer)