Form 10-K
period 2023-12-26
Texas Roadhouse, Inc.
filed 2024-02-23
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2023
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended June 27, 2023 was $7,271,884,191 based on the closing stock price of $109.32 on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 66,828,113 on February 14, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 26, 2023, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, in periodic reports and oral statements and in this Annual Report on Form 10-K, we present statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

●	our ability to successfully execute our growth strategies;
●	our ability to successfully open new restaurants, acquire franchise restaurants and/or execute other strategic initiatives;
●	our ability to increase and/or maintain dine-in and to-go sales as well as profits at our existing restaurants;
●	our ability to integrate the franchise or other restaurants which we acquire or develop;
●	the continued service of key management personnel;
●	the impact of health epidemics or pandemics on our business including restrictions or regulations on our operations;
●	health, dietary and other concerns about our food products;
●	our ability to attract, motivate and retain qualified employees;
●	the impact of federal, state or local government laws and regulations relating to our employees and the sale of food and alcoholic beverages;
●	the impact of litigation, including remedial actions, payment of damages and expenses and negative publicity;
●	disruptions to the availability and price of our principal food and beverage products and all other operating costs;
●	labor shortages or increased labor costs, such as federal or state minimum wage changes, market wage levels, health care, sick pay and workers’ compensation insurance costs;
●	inflationary increases in the costs of construction, including labor and material costs, and/or real estate;
●	changes in consumer preferences and demographic trends;
●	the impact of initiatives by competitors and increased competition generally;
●	our ability to successfully expand into new and existing domestic and international markets;
●	risks associated with partnering in markets with franchisees or other investment partners whose interests may not align with ours;
●	risks associated with developing and successfully operating new concepts;
●	security breaches or technology failures including failure to protect and maintain the security of confidential guest, vendor and employee information, either internally or by one of our vendors, compliance with privacy and data protection laws and risks of failures or breaches of our data protection systems;

●	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our initiatives;
●	negative publicity regarding food safety, health concerns and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	our franchisees’ adherence to the terms of their franchise agreements;
●	potential fluctuation in our quarterly operating results due to seasonality and other factors;
●	our ability to adequately protect our intellectual property;
●	our ability to adequately protect the physical security of our employees, guests and restaurants;
●	our ability to raise capital in the future;
●	volatility of actuarially determined self-insurance losses and loss estimates;
●	adoption of new, or changes in existing, accounting policies and practices;
●	changes in and/or interpretations of federal and state tax laws;
●	adverse weather conditions which impact guest traffic at our restaurants; and
●	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

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

PART I

ITEM 1. BUSINESS

Texas Roadhouse, Inc. (the "Company," "we," "our" and/or "us") was incorporated under the laws of the state of Delaware in 2004. The principal executive office is located in Louisville, Kentucky.

Introduction

The Company is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 741 restaurants in 49 states and ten foreign countries. Our mission statement is "Legendary Food, Legendary Service®." Our operating strategy is designed to position each of our casual dining restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. As of December 26, 2023, we owned and operated 635 restaurants and franchised an additional 58 domestic restaurants and 48 international restaurants.

Restaurant Concepts

Of the 635 restaurants we owned and operated at the end of 2023, we operated 582 as Texas Roadhouse restaurants, 45 as Bubba’s 33 restaurants and eight as Jaggers restaurants.

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

Bubba’s 33 is a moderately priced, full-service, casual dining restaurant concept featuring scratch-made food for all with a little rock 'n' roll, ice-cold beer and signature drinks. Our menu features burgers, pizza and wings as well as a wide variety of appetizers, sandwiches and dinner entrées. Our first Bubba’s 33 restaurant opened in May 2013 in Fayetteville, North Carolina.

Jaggers is a fast-casual restaurant concept offering burgers, hand-breaded chicken tenders and chicken sandwiches served with scratch-made sauces. In addition, we offer fresh salads that are made-to-order and served with homemade dressings. Jaggers offers drive-thru, carry-out and dine-in service options. We also offer delivery services at certain locations. Our first Jaggers restaurant opened in December 2014 in Noblesville, Indiana.

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

Operating Strategy

The operating strategy that underlies the growth of our restaurants is built on the following key components:

●	Offering high quality, freshly prepared food. We place a great deal of emphasis on providing our guests with high quality, freshly prepared food. As part of our process, we have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, portion size, appearance and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands-on training and education to our kitchen staff for the purpose of promoting consistent adherence to recipes, food preparation procedures, food safety standards and overall food quality.

●	Creating a fun and comfortable atmosphere with a focus on high quality service. We believe the service quality and atmosphere we establish in our restaurants is a key component for fostering repeat business. In our full-service restaurants, we focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner. Our Texas Roadhouse restaurants feature a rustic southwestern lodge décor accentuated with hand-painted murals, neon signs, and southwestern prints, rugs and artifacts. Additionally, our restaurants continuously play upbeat country hits. Our Bubba’s 33 restaurants feature walls lined with televisions playing sporting events and music videos and are decorated with sports jerseys, neon signs and other local flair. Our fast-casual concept, Jaggers, offers both drive-thru and dining room service in a modern design featuring a contemporary exterior and a comfortable and inviting dining room.
●	Offering performance-based manager compensation. As part of our effort to maintain a people-first culture, we offer a performance-based compensation program supported by competitive benefits and health programs to our individual restaurant managers and multi-restaurant operators, who are called "managing partners" and "market partners," respectively. Each of these partners earns a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre-tax income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced and highly motivated managing and market partners.
●	Offering attractive price points. When we evaluate menu pricing, we focus on remaining disciplined as we balance short-term pressures with long-term growth while always keeping our guest top of mind. Prices are reviewed individually in each local market and are offered at moderate price points that we believe are as low as or lower than those offered by our competitors without sacrificing food quality. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. Based on the results of our pricing evaluations, we will continue to take pricing actions we feel are needed.
●	Focusing on dinner. In nearly all of our Texas Roadhouse restaurants, we limit our operating hours to dinner only during the weekdays with approximately one half of our restaurants offering lunch on Friday. This focus on dinner allows our restaurant teams to prepare for and manage only one shift per day during the week and to prepare for the significant volumes of sales our restaurants generate.

Restaurant Development and Unit Economics

We consistently evaluate opportunities to develop restaurants in new and existing markets. Our site selection process is critical to our growth strategy. In analyzing each prospective site, our real estate team and restaurant market partners devote significant time and resources to the evaluation of local market demographics, population density, household income levels and site-specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities and competitors, traffic counts and parking. We work actively with experienced real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites.

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

Our capital investment for new restaurants, which includes an estimate of pre-opening expense and a 10x initial base rent factor for those sites that are leased, varies significantly depending on a number of factors. These factors include, but are not limited to: the concept, square footage, layout, scope of required site work, geographical location, supply chain costs, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landowners and/or landlords, cost of liquor and other licenses and pre-opening expense.

For 2023 and 2022, our average capital investment for Texas Roadhouse restaurants was $7.9 million and $6.9 million, respectively. The increase in our 2023 average capital investment was primarily due to an increase in building and site work costs and an increase in liquor license costs. We expect our average capital investment for restaurants to be opened in 2024 to remain flat at approximately $7.9 million.

For 2023 and 2022, our average capital investment for Bubba’s 33 restaurants was $8.2 million and $7.8 million, respectively. The increase in our 2023 average capital investment was primarily due to an increase in pre-opening costs at one particular site. We expect our average capital investment for restaurants to be opened in 2024 to be approximately $8.5 million.

Existing Restaurant Locations

As of December 26, 2023, we had 635 company restaurants and 106 franchise restaurants in 49 states and ten foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	10	—	10
Alaska	2	—	2
Arizona	20	—	20
Arkansas	9	—	9
California	8	11	19
Colorado	17	1	18
Connecticut	5	—	5
Delaware	5	—	5
Florida	44	—	44
Georgia	16	3	19
Idaho	6	—	6
Illinois	19	—	19
Indiana	28	8	36
Iowa	11	—	11
Kansas	7	1	8
Kentucky	19	3	22
Louisiana	10	1	11
Maine	3	—	3
Maryland	14	—	14
Massachusetts	10	1	11
Michigan	21	3	24
Minnesota	7	—	7
Mississippi	3	—	3
Missouri	18	—	18
Montana	2	1	3
Nebraska	4	—	4
Nevada	4	—	4
New Hampshire	3	—	3
New Jersey	10	—	10
New Mexico	9	—	9
New York	22	—	22
North Carolina	21	1	22
North Dakota	2	1	3
Ohio	36	1	37
Oklahoma	10	—	10
Oregon	2	—	2
Pennsylvania	27	6	33
Rhode Island	3	—	3
South Carolina	9	—	9
South Dakota	2	—	2
Tennessee	18	1	19
Texas	87	6	93
Utah	10	1	11
Vermont	1	—	1
Virginia	22	—	22
Washington	2	1	3
West Virginia	4	3	7
Wisconsin	11	4	15
Wyoming	2	—	2
Total domestic restaurants	635	58	693
Bahrain	—	1	1
China	—	1	1
South Korea	—	8	8
Kuwait	—	3	3
Mexico	—	3	3
Philippines	—	16	16
Qatar	—	1	1
Saudi Arabia	—	5	5
Taiwan	—	5	5
United Arab Emirates	—	5	5
Total international restaurants	—	48	48
Total system-wide restaurants	635	106	741

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

At Jaggers restaurants, we offer fresh, authentic, scratch-made food including double stacked burgers, hand-breaded chicken sandwiches and chicken tenders, made-to-order fresh salads and hand-spun milkshakes. We also provide a “12 & Under” menu for children that includes a selection of smaller-sized entrées, a side, a drink and a cookie.

Most of our full-service restaurants feature a full bar that offers a selection of draft and bottled beer, major brands of liquor and wine as well as made in-house margaritas and signature cocktails. Managing partners are encouraged to tailor their beer selection to include regional and local brands. In 2023, alcoholic beverages at all company restaurants accounted for 10.3% of restaurant sales.

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

We work with a third-party vendor to manage an online tool to provide nutritional information as well as help customers identify known allergens in each of our menu items. This information is available for all concepts.

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

We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in all of our restaurants for the purpose of reinforcing food quality, recipe consistency, food preparation procedures, food safety and sanitation standards, food appearance, freshness and portion size. The product coach team supports all of our full-service domestic restaurants.

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

We perform regular food safety and sanitation audits on our restaurants and these results are reviewed by various members of operations and management. To maximize adherence to food safety protocols, we have incorporated

Hazard Analysis Critical Control Points principles and critical procedures (such as hand washing) in each recipe. All restaurant managers are required to complete the American National Standards Institute Certified Food Manager training. In addition, product coaches and certain food team members are required to obtain their Certified Professional-Food Safety designation from the National Environmental Health Association.

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

Service

Service Quality. We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. We employ a team of service coaches whose function is to provide consistent, hands-on training and education to our managers and service staff in our domestic restaurants. This training and education reinforces service quality, teamwork, responsible alcohol service, staff attentiveness and guest interactions in the dining room as well as the implementation of new technologies and process changes.

Guest Satisfaction. Through the use of guest surveys, our various websites including "texasroadhouse.com," "bubbas33.com" or "eatjaggers.com," a toll-free guest response telephone line, emails, letters, social media and personal interaction in the restaurant, we receive valuable feedback from guests. We have implemented several programs to evaluate guest satisfaction, with particular attention given to food, beverage and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. We continue to evaluate and implement new processes and technologies relating to guest satisfaction, including reducing guest wait times, improving host interaction with the guest and improving the to-go experience for our guests.

Atmosphere. The atmosphere of our restaurants is intended to appeal to broad segments of the population. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere. The interiors feature wood walls and stained concrete floors and are decorated with hand-painted murals, neon signs, southwestern prints, rugs and artifacts. The restaurants continuously play upbeat country hits. Guests may also view a display-baking area, where our fresh baked yeast rolls are prepared, and a meat cooler displaying fresh cut steaks. Once seated at a table, guests can enjoy free fresh baked yeast rolls along with roasted in-shell peanuts. Our Bubba’s 33 restaurants feature walls lined with televisions playing a variety of sports events and music videos and are decorated with sports jerseys, neon signs and other local flair. Our fast-casual concept, Jaggers, offers both drive-thru and dining room service in a modern design featuring a contemporary exterior and a comfortable and inviting dining room.

People

Management Personnel. Each of our restaurants is generally staffed with one managing partner and a combination of operations, kitchen and service managers as well as assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant. Operations managers support the managing partner in overall operations including oversight over the kitchen and service departments. Kitchen managers have primary responsibility for managing sections of the kitchen staff and certain kitchen operations including food production, preparation, execution and quality standards. Service managers have primary responsibility for managing sections of the front of house staff and certain dining room, bar and to-go operations including service quality and the guest experience. Assistant managers support our managing partners, operations managers and kitchen and service managers. All managers are responsible for maintaining our standards of quality and performance.

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

Managing partners and market partners are required, as a condition of employment, to sign a multi-year employment agreement. The annual compensation of our managing partners and market partners includes a base salary plus a percentage of pre-tax income of the restaurant(s) they operate or supervise. Managing partners and market partners are eligible to participate in our equity incentive plan and are required to make refundable deposits at the time of hire, that reinforces an ownership mentality. Generally, the deposits are refunded after five years of continuous service.

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

Advertising. Our restaurants do not rely on national television or print advertising to promote our brands. Earned local media is a critical part of our strategy that features our products and people. Our restaurants use a permission-based email loyalty program, as well as social media and digital marketing, to promote the brand and engage with our guests. Our approach to media aligns with our focus on local store marketing and community involvement. Additionally, we continue to look for ways through various strategic initiatives to drive awareness and guest engagement with our brands. This includes the introduction of branded food and retail products that are available for purchase online or in select retailers. These products include non-royalty based food and accessories as well as licensing arrangements for certain non-alcoholic beverages.

Restaurant Franchise Arrangements

Franchise Restaurants. As of December 26, 2023, we had 21 franchisees that operated 106 Texas Roadhouse and Jaggers restaurants in 20 states and ten foreign countries. Domestically, franchise rights for our Texas Roadhouse restaurants are granted for specific restaurants only, as we have not granted any rights to develop a territory. We are currently not accepting new domestic Texas Roadhouse franchisees. Approximately 85% of our franchise restaurants are operated by ten franchisees and no franchisee operates more than 16 restaurants.

Our standard Texas Roadhouse domestic franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of domestic franchise agreement generally requires the franchisee to pay a franchise fee for each restaurant opened and royalties based on a percentage of gross sales. In addition, domestic Texas Roadhouse franchisees are required to pay a percentage of gross sales to a national marketing fund for system-wide promotions and related efforts.

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

We have also entered into area development agreements for Jaggers, our fast-casual concept. Currently, we have agreements in place that allow for the development and operation of restaurants in specific territories in Texas, Oklahoma, and North Carolina. As part of these agreements, the franchisees are required to pay us a development fee for our grant of development rights in the named territories, a franchise fee for each restaurant to be opened and royalties based on a percentage of gross sales. We opened our first two Jaggers franchise restaurants in 2023.

Our standard Texas Roadhouse and Jaggers domestic franchise agreements give us the right, but not the obligation, to compel a franchisee to transfer its interests to us based on pre-determined formulas included in our franchise agreements.

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

Management Services. We provide management services to certain domestic franchise restaurants, some in which we have an ownership interest and others in which we have no ownership interest. Such management services may include accounting, operational supervision, human resources, training, and food, beverage and equipment consulting for which we receive monthly fees. We also make available to these restaurants certain legal services, restaurant employees and employee benefits on a pass-through cost basis.

Information Technology

All of our company restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data and reduce administrative time and expense. With our current information systems, we have the ability to query, report and analyze this intelligent data on a daily, weekly, monthly, quarterly and year-to-date basis and beyond, on a company-wide, concept, regional, market or individual restaurant basis. Together, this enables us to closely monitor sales and operating expenses at each of our restaurants throughout all concepts. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Restaurant hardware and software support for all of our restaurants is provided and coordinated from the restaurant Support Center in Louisville, Kentucky.

In the course of business, we gather and maintain sensitive information from our guests, employees, partners and business operations. To protect this information, we have created and implemented a detailed set of procedures that are informed by recognized national and international standards. We have implemented extensive detective and preventative controls designed to ensure the appropriate level of protection for the confidentiality, integrity and availability of data stored on or transferred through our information technology resources. Additionally, we guard against business interruption by maintaining a disaster recovery plan, which includes, among other things, storing critical business information off-site, maintaining a redundant data center, testing the disaster recovery plan and providing on-site power backup.

In addition to cash, we accept credit cards, debit cards and gift cards as payment at our restaurants. We have systems and processes in place that focus on the protection of our guests’ credit and debit card information and other private information that we are required to protect, such as our employees’ personal information. Our systems have been carefully designed and configured to safeguard against data loss or compromise. We submit our systems to regular audit and review, ensuring compliance with the requirements of Payment Card Industry Data Security Standards and to assess vulnerability in our systems. See Risk Factors in Item 1A of this Form 10-K for a discussion of risks associated with breaches of security related to confidential guest and/or employee information.

We have made several digital enhancements to improve the guest experience and better support increased volumes at our restaurants.  These enhancements include a new, fully customized digital experience that allows our guests to get on the waitlist or place an order for pickup or curbside service.  The new digital experience also has added gift card and payment functionality.  We have also implemented texting systems which allows our dine-in guests to wait outside or in their cars and has improved the to-go experience. In addition, we have implemented systems that enable touchless menus and contactless payments, providing a smoother guest checkout experience and enhanced turnaround times. Finally, we have started implementing digital display systems in our kitchens that increase kitchen efficiency, allow us to handle increased volumes and enhance the employee experience.

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

Trademarks

Our registered trademarks and service marks include, among others, our trade names and logos and proprietary rights related to certain core menu offerings. We have registered all of our significant marks for our restaurants with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in multiple foreign jurisdictions. To better protect our brands, we have also registered various Internet domain names. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts.

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

Our restaurant operations are also subject to federal and state labor laws governing such matters as minimum and tipped wage requirements, overtime pay, health benefits, unemployment taxes, workers’ compensation, work eligibility requirements, working conditions, safety standards and hiring and employment practices. A significant number of our hourly restaurant personnel receive tips as part of their compensation and are paid at or above a minimum wage rate after giving effect to applicable tips. We rely on our employees to accurately disclose the full amount of their tip income. We base our FICA tax reporting on the disclosures provided to us by our tipped employees.

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

Seasonality

Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. Holidays, changes in weather, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. As a result, our quarterly operating results and comparable restaurant sales may fluctuate due to seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may fluctuate.

Human Capital Management

At Texas Roadhouse, we take pride in being a people-first company. As of December 26, 2023, we employed approximately 91,000 people. This included 845 executive and administrative personnel and 3,507 restaurant management personnel, while the remainder were full and part-time hourly restaurant personnel. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

Our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to maintain our people-first culture through shared core values, a performance-based compensation program supported by competitive benefits and health programs with opportunities for our employees to grow and develop in their careers.

Additionally, we believe that diversity and inclusion are vital parts of our culture and what truly makes us legendary. We value and welcome employees of all walks of life to share their talents, gifts and strengths while working in our restaurants and the Support Center, as we strive to reflect the communities we are proud to serve. As a result, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests and is committed to upholding our shared values. The table below shows the gender and racial and ethnic diversity of our employees as of December 26, 2023:

	December 26, 2023
	Women	People of Color (1)
Support Center	54%	11%
Restaurant Managers	39%	24%
Hourly Restaurant Employees	57%	40%
(1)	Denotes employees at company restaurants and our Support Center that identify as American Indian/Alaskan Native, Asian, Black/African American, Hispanic/Latino, Native Hawaiian/Pacific Islander or two or more races.

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

Personal Development. We motivate and develop our employees by providing them with opportunities for increased responsibilities and advancement. We provide numerous training opportunities for our employees, with a focus on continuous learning and development. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In addition, our geographic footprint often allows us to offer our restaurant team members relocation options at similar roles due to personal circumstances.

Health and Safety. The health and safety of our employees is a top priority and we are committed to providing a safe workplace, ensuring the safety and well-being of all team members while also ensuring that we are in compliance with all laws and regulations as well as internal policies. This commitment includes the deployment of specific protocols and standards to our restaurants that focus on maintaining the health and safety of our employees.

Andy’s Outreach. Founded in 2005, Andy’s Outreach is a non-profit, tax-exempt organization whose mission is to provide financial support to employees of Texas Roadhouse and their families in times of severe hardship or crisis and in cases of tragic or catastrophic need. Andy’s Outreach is mainly funded by the support of Texas Roadhouse employees through payroll contributions, a domestic franchise store that is owned by Andy’s Outreach and other fundraising efforts. Since its inception, Andy’s Outreach has assisted over 20,000 employees and distributed over $26 million.

Corporate Sustainability

Our corporate sustainability mission is to leave every community better than we found it by focusing on four pillars – food, community, employees and conservation. As we test and roll out new programs, we continue to build champions who are invested in furthering our sustainability efforts. Ongoing initiatives such as our meat cutter program, support of non-profits, employee development and focus on conservation, create steady progress for our overall corporate sustainability program and are integrated into our daily operations. Additional information about our corporate sustainability mission is available through our website at www.texasroadhouse.com, under the corporate sustainability section.

Website Access to Reports

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available, free of charge on or through our website, www.texasroadhouse.com, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information about our Executive Officers

Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers. Executive officers are appointed by our Board of Directors (the "Board") and serve until their successors are appointed or until resignation or removal, in accordance with their employment agreements. There are no family relationships among any of our executive officers.

Name	Age	Position
Gerald L. Morgan	63	Chief Executive Officer
Regina A. Tobin	60	President
Christopher C. Colson	47	Chief Legal and Administrative Officer
Hernan E. Mujica	62	Chief Technology Officer
D. Christopher Monroe	57	Chief Financial Officer
Travis C. Doster	57	Chief Communications Officer

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

Christopher C. Colson. Mr. Colson was appointed Chief Legal and Administrative Officer in January 2023 and Corporate Secretary in August 2019. Mr. Colson joined Texas Roadhouse in 2005, during which time he has held the positions of Senior Counsel, Associate General Counsel, Executive Director of the Global Development Group, and General Counsel, a position he held from March 2021 through his appointment as Chief Legal and Administrative Officer. Mr. Colson has over 20 years of restaurant industry experience with Texas Roadhouse, Frost Brown Todd (serving as outside counsel to Texas Roadhouse), YUM! Brands and KPMG.

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

D. Christopher Monroe. Mr. Monroe was appointed Chief Financial Officer in June 2023 when he joined Texas Roadhouse. Prior to joining Texas Roadhouse, Mr. Monroe held various senior level financial positions, most recently as Senior Vice President of Finance and Treasurer, at Southwest Airlines. Mr. Monroe has over 30 years of financial experience.

Travis C. Doster. Mr. Doster was appointed Chief Communications Officer in November 2023.  Mr. Doster joined Texas Roadhouse in 2006 as the Director, then Senior Director and Vice President of Communications, a position he held from 2018 through his appointment as Chief Communications Officer. Prior to joining Texas Roadhouse, Mr. Doster held a senior management position at FSA Public Relations where he provided services for national clients including Jimmy John’s, Qdoba and Cameron Mitchell Restaurants.  Mr. Doster has over 30 years of media, public relations and industry experience.

ITEM 1A. RISK FACTORS

Careful consideration should be given to the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occur, our business, financial condition, results of operations, liquidity and the trading price of our common stock could be materially and adversely affected. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition, results of operations or liquidity.

Risks Related to our Growth and Operating Strategy

Our growth strategy, which primarily depends on our ability to open new restaurants that are profitable, is subject to many factors, some of which are beyond our control.

We cannot assure you that we will be able to open new restaurants that are profitable in accordance with our expansion plans. We have experienced delays in opening some of our restaurants in the past and may experience delays in the future. These delays impact the timing of new restaurant openings and the related pre-opening expenses. Delays or failures in opening new restaurants could adversely affect our growth strategy. One of our biggest challenges in executing our growth strategy may be locating and securing an adequate supply of suitable new restaurant sites that satisfy our financial targets. Competition for suitable restaurant sites in our target markets may be intense.

Once opened, we anticipate that our new restaurants will generally take several months to reach planned operating levels due to start-up inefficiencies typically associated with new restaurants. We cannot assure you that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants. Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those new markets may have smaller trade areas and different competitive conditions, consumer tastes and discretionary spending patterns than our traditional, existing markets, which may cause our new store locations to be less successful than restaurants in our existing market areas. Restaurants opened in new markets may open at lower average weekly sales volume than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volume, if at all, thereby affecting our overall profitability. Our localized marketing strategy may not result in brand awareness and guest engagement. Additionally, the opening of a new restaurant could negatively impact sales at one or more of our existing nearby restaurants, which could adversely affect our results of operations.

Our ability to open new restaurants that are profitable will also depend on numerous other factors, many of which are beyond our control, including, but not limited to, the following:

●	our ability to hire, train and retain qualified operating personnel, especially market partners, managing partners, and/or other restaurant management personnel who can execute our business strategy and maintain our culture and brand standards;
●	our ability to negotiate suitable purchase or lease terms to execute our business strategy;
●	the availability and cost of construction materials, equipment and labor;

●	our ability to control construction and development costs of new restaurants (including increased site, supply chain and distribution costs);
●	our ability to secure required governmental approvals and permits in a timely manner, or at all;
●	road construction and other factors limiting access to the restaurant;
●	delays by our landlord or other developers in constructing other parts of a development adjacent to our premises in a timely manner;
●	redevelopment of other parts of a development adjacent to our premises that affect the parking available for our restaurant;
●	our ability to secure liquor licenses;
●	competitive and economic conditions, consumer tastes and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets;
●	changes in federal, state and/or local tax laws;
●	the cost and availability of capital to fund construction costs and pre-opening expenses; and
●	the impact of inclement weather, natural disasters and other calamities.

You should not rely on past changes in our average unit volume or our comparable restaurant sales as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit volume and comparable restaurant sales, including, among other factors:

●	consumer awareness and understanding of our concepts;
●	our ability to execute our business strategy effectively;
●	our ability to maintain higher levels of to-go sales at our restaurants;
●	competition, from our competitors in the restaurant industry, our own restaurants, and/or other food service providers (such as delivery services and grocery stores);
●	the impact of permanent changes in weather patterns that can cause inclement weather, natural disasters and other calamities which impact guest traffic or product availability at our restaurants;
●	consumer trends and seasonality;
●	our ability to increase menu prices without adversely impacting guest traffic counts or per person average check growth;
●	introduction of new menu items;
●	loss of parking and/or access rights due to government action (such as eminent domain actions) or through private transactions;
●	closures and/or dining rooms operating at limited capacity due to government mandated restaurant closures and/or limited availability of staff to meet our business standards;
●	negative publicity regarding food safety, health concerns, quality of service, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;

●	general economic conditions, including an economic recession, which can affect restaurant traffic, local labor costs and prices we pay for the food and beverage products and other supplies we use;
●	legislation that impacts our suppliers’ ability to maintain compliance with laws and regulations and impacts our ability to source product; and
●	effects of actual or threatened terrorist attacks (including cyber and/or ransomware attacks).

Our average unit volume and comparable restaurant sales may not increase at rates achieved in the past, which may affect our sales growth and will continue to be a critical factor affecting our profitability. Our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. Holidays, changes in weather, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Accordingly, results for one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock could decrease.

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

As of December 26, 2023, our operations include 48 Texas Roadhouse franchise restaurants in ten countries outside the United States, and we expect to have further international expansion in the future with one or more of our concepts. The entrance into international markets may not be as successful as our experience in the development of the Texas Roadhouse concept domestically or any success we have had with the Texas Roadhouse concept in other international markets. In addition, operating in international markets may require significant resources and management attention and will subject us to economic, political and regulatory risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

●	the need to adapt our concepts for specific cultural and language differences;
●	new and different sources of competition;
●	the ability to identify appropriate business partners;
●	difficulties and costs associated with staffing and managing foreign operations;
●	difficulties in adapting and sourcing product specifications for international restaurant locations;
●	fluctuations in currency exchange rates, which could impact royalties, revenue and expenses of our international operations and expose us to foreign currency exchange rate risk;
●	difficulties in complying with local laws, regulations and customs in foreign jurisdictions;
●	unexpected changes in regulatory requirements or tariffs on goods needed to construct and/or operate our restaurants;

●	political or social unrest, economic instability and destabilization of a region;
●	effects of actual or threatened terrorist attacks;
●	health concerns from global pandemics;
●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;
●	differences in the registration and/or enforceability of intellectual property and contract rights;
●	adverse tax consequences;
●	profit repatriation and other restrictions on the transfer of funds; and
●	different and more stringent user protection, data protection, privacy and other laws.

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

Future acquisitions of existing restaurants from our franchisees or other strategic partners, which may be accomplished through a cash purchase transaction, the issuance of shares of common stock or a combination of both, could have a dilutive impact on holders of our common stock and result in the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other tangible and intangible assets, any of which could harm our business and financial condition. Additionally, following a franchise acquisition, we may be required to incur substantial capital improvement costs to meet company standards, which could impact our return on such acquisition.

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

As of December 26, 2023, we operated a total of 87 company restaurants in Texas and 44 company restaurants in Florida. As a result, we are particularly susceptible to adverse trends and economic conditions in those states, including any state mandated changes in minimum and tipped wage rates and economic pressures that may result in lower sales and profits at our restaurants. In addition, given our geographic concentration in these states, negative publicity regarding any of our restaurants in either Texas or Florida could have a material adverse effect on our business and operations, as could other occurrences in either Texas or Florida such as health epidemics or pandemics, local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, hurricanes, fires or other natural disasters.

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

Our ability to fund our operating plans and to implement our capital allocation strategies depends on sufficient cash flow from operations and/or other financing, including the use of funding under our credit facility. We also may seek access to the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our capital allocation strategies include, but are not limited to, new restaurant development, payment of dividends, refurbishment or relocation of existing restaurants, repurchases of our common stock and franchise acquisitions. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions or a negative effect on our revenue could affect our ability to borrow or comply with our covenants under our credit facility. If we are unable to raise additional capital, our growth could be impeded.

Our existing credit facility limits our ability to incur additional debt.

The lenders’ obligation to extend credit under our credit facility depends on our maintaining certain financial covenants. If we are unable to maintain these covenants, we would be unable to obtain additional financing under this credit facility. The credit facility permits us to incur additional secured or unsecured indebtedness outside the credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. If we are unable to borrow additional capital or have sufficient liquidity to either repay or refinance the then outstanding balance at the expiration of our credit facility, or upon violation of the covenants, our growth could be impeded and our financial performance could be significantly adversely affected.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases, as well as risks related to renewal.

The majority of our company restaurants are located on leased premises. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with the relocation, other operational changes or closure of any restaurant, we may nonetheless be committed to perform on our obligations under the applicable lease including, among other things, paying the base rent and real estate taxes for the balance of the lease term. We also are subject to landlord actions that could negatively impact our business or operations.

In addition, as each of our leases expires, there can be no assurance we will be able to renew our expiring leases after the expiration of all remaining renewal options, either on commercially acceptable terms or at all. As a result, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to relocate or close a restaurant, which could subject us to construction and other costs and risks and may have an adverse effect on our results of operations.

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

We review the value of our goodwill on an annual basis and also when events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. The estimates of fair value are based upon the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation measurements and techniques.

The estimates of fair value used in these analyses require the use of judgment, certain assumptions and estimates of future operating results. If actual results differ from our estimates or assumptions, additional impairment charges may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

Risks Related to Consumer Discretionary Spending and Macroeconomic Conditions

Changes in consumer preferences and discretionary spending could adversely affect our business.

Our success depends, in part, upon the popularity of our food products. Continued social concerns or shifts in consumer preferences away from our restaurants or food offerings, particularly beef, could harm our business. Consumer preferences regarding food sourcing in response to environmental or welfare concerns could also harm our business. Additionally, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions, including high inflationary periods, and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns, pandemics or other periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our business, results of operations, financial condition or liquidity.

Our objective to increase sales and profits at existing restaurants could be adversely affected by macroeconomic conditions.

In future periods, the U.S. and global economies could further suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, sustained labor inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, financial market volatility, social unrest, government spending, a low or stagnant pace of economic recovery and growth, or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. In addition, there is no assurance that any governmental plans to stimulate the economy will foster growth in consumer spending or buying habits. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, results of operations, financial condition or liquidity.

Risks Related to Government Regulation and Litigation

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

Increasing legal complexity will continue to affect our operations and results. We could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, claims alleging violations of federal and state laws regarding consumer, workplace and employment matters, wage and hour claims, discrimination and similar matters, landlord/tenant disputes, disputes with current and former suppliers, claims by current and former franchisees, data privacy claims and intellectual property claims (including claims that we infringed upon another party’s trademarks, copyrights or patents). Additionally, we are subject to Securities and Exchange Commission ("SEC") and NASDAQ reporting and disclosure requirements. Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation which could result in significant judgments, including punitive and liquidated damages, and injunctive relief.

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

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such damages could have a material adverse effect on our business, results of operations and/or liquidity. In addition, we self-insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability, cybersecurity and property insurance programs. Unanticipated changes in our claims experience and/or the actuarial assumptions and management estimates underlying our reserves for these losses could result in significantly different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity. Additionally, if our insurance costs increase, there can be no assurance we will be able to successfully offset the effect of such increases and our results of operations may be adversely affected.

Changes in tax laws and unanticipated tax liabilities could adversely affect our financial results.

We are primarily subject to federal, state and local income and other taxes in the United States. Our effective income tax rate and other taxes in the future could be affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes and the outcome of income tax audits. Any significant increases in income tax rates, changes in and/or interpretations of income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our results of operations, financial condition or liquidity.

Failure to adequately address environmental, social and/or governance ("ESG ") matters could adversely affect our brand, business, results of operations and financial condition.

Entities across all industries are facing increased interest related to ESG matters including packaging and waste, animal health and welfare, human rights, climate change, greenhouse gases and land, energy and water use. In addition, we have faced enhanced pressure to provide expanded disclosures around ESG matters and establish goals or targets with respect to ESG matters. In response to the heightened level of expectation for expanded ESG disclosure, we have published a Corporate Sustainability Report detailing our ESG efforts and which we update regularly.

Evolving consumer and investor interest and preferences as well as governmental regulation may result in additional disclosure, due diligence, reporting and specific target-setting with regard to our business and supply chain that could result in additional costs to comply with such demands. Failure to comply with the increased demands could result in consumer or investor scrutiny and/or litigation and could have an adverse effect on our business. Establishing targets or making other public commitments due to these demands, without a full or complete understanding of the cost or operational impact of changes in our supply chain or operating model, could also adversely affect our business and financial condition.

Risks Related to Human Capital

Failure to retain the services of our key management personnel, or to successfully execute succession planning and attract additional qualified personnel could harm our business.

Our future success depends on the continued services and performance of our key management personnel and our ability to develop future successors of such personnel as a part of our succession planning. Our future performance will depend on our ability to motivate and retain these and other key officers, employees and managers, particularly regional market partners, market partners and managing partners. Competition for these employees is intense. The unplanned loss of the services of members of our senior management team or other key officers or managers or the inability to attract additional qualified personnel as needed could significantly harm our business. In addition, our business could suffer from any actual or alleged misconduct of any of our key personnel.

Our business could be adversely affected by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our restaurant managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tipped wages, changes in hourly and overtime pay, state unemployment rates, sick pay or other employee benefits costs (including workers’ compensation and health insurance), company staffing initiatives or otherwise any regulatory changes resulting from any of the foregoing would adversely impact our operating expenses. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts, which could negatively impact our results of operations.

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

We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage. We anticipate that additional legislation increasing minimum and/or tipped wage standards will be enacted in future periods either federally or in state and local jurisdictions. In addition, regulatory actions which result in changes to healthcare eligibility, design and cost structure could occur. Any increases in minimum and/or tipped wages or increases in employee benefits costs will result in sustained higher labor costs.

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

Risks Related to Technology, Privacy and Intellectual Property

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

The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms or a material breach in the security of these systems could result in delays or errors to guest service and reduce efficiency in our operations. In addition, as we implement new technology platforms to improve productivity and overall guest experience, there can be no guarantees that these platforms will operate as reliably or be as operationally impactful as intended.

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

Our ability to expand and update our information technology infrastructure in response to our growing and changing needs would be inhibited in the event of a cybersecurity incident. This could lead to a delayed implementation of new service offerings, disruptions to guest experiences including via our website and applications and the diversion of resources that would otherwise be invested in expanding our business and operations. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could have a material impact on our financial condition and results of operations. In addition, if there are malfunctions or other problems with our processing vendors, billing software or payment processing systems, it may cause interruption of normal business performance. These vendors may also experience interruptions to their information technology systems that could adversely affect us and which we may have limited or no control.

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

New, modified and existing privacy and data protection laws and regulations may result in significant costs and compliance challenges and adversely affect our business and financial condition. These privacy laws and regulations, which are constantly evolving, may be interpreted by regulatory authorities in new and differing manners, including the issuing of rulings that invalidate prior laws or regulations or increase penalties, and such interpretations may be inconsistent among jurisdictions. We may incur increased costs to comply with increasingly demanding privacy laws and regulations and such compliance may impede the development and offering of new products or services and may adversely impact the guest experience. We could also be subject to government enforcement actions, private litigation and adverse publicity including reputational damage and loss of guest confidence.

We receive and maintain certain personal, financial or other information about our guests, vendors and employees. In 2023, approximately 88% of our transactions were by credit or debit cards. In addition, certain of our vendors receive and/or maintain certain personal, financial and other information about our employees and guests on our behalf. The use and handling, including security, of this information is regulated by privacy and data protection laws and regulations in various jurisdictions, as well as by certain third-party contracts, frameworks and industry standards, such as the Payment Card Industry Data Security Standard. Hardware, software or other applications we develop and procure from third parties or vendor’s third-party applications could be subject to vulnerabilities or cybersecurity incidents or may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery or other forms of deceiving our employees or vendors.

In addition, if our security and information systems are compromised as a result of data corruption or loss, cybersecurity incident or a network security incident, or if our employees or vendors (or other persons or entities with which we do business with) fail to comply with such laws and regulations or fail to meet industry standards and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause interruption of normal business performance, cause us to incur substantial costs and result in a loss of guest confidence, which could adversely affect our results of operations and financial condition.

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

We currently purchase our beef primarily from four beef suppliers coming from the United States or Canada. While we maintain relationships with additional suppliers, if any of these vendors were unable to fulfill its obligations under its contracts, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which would harm our business.

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

Food safety and sanitation is a top priority, and we dedicate substantial resources to help our guests enjoy safe, quality food products. However, food-borne illnesses and food safety issues occur in the food industry from time to time. Any report or publicity, whether true or not, linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our concepts and reputation as well as results of operations. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our revenue and profits.

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

In addition, the United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as COVID-19, Hepatitis A, Norovirus, Ebola, Avian Flu, SARS and H1N1. To the extent that a virus is food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product which may have a significant adverse effect on our business.

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

Given the marked increase in the use of social media platforms, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our Company may be posted on such platforms at any time. This includes posts by social media influencers that have a significant number of followers and reach on the variety of social media platforms. Additionally, social media has increasingly been utilized to target specific companies or brands as a result of a variety of actions or inactions, or perceived actions or inactions, that are disfavored by interest groups and such campaigns can rapidly accelerate and impact consumer behavior. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic. The impact may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse impact on our business.

Risks Related to Stock Ownership and Our Corporate Structure

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board. These provisions include, among other things, advance notice for raising business or making nominations at meetings and "blank check" preferred stock. Blank check preferred stock enables our Board, without approval of the shareholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. If we issue preferred shares in the future that have a preference over our common stock with respect to dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock may be adversely affected.

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

The Company is responsible for establishing and maintaining effective internal control over financial reporting. This includes establishing controls around the adoption of new, or changes in existing, accounting policies and practices. Despite its inherent limitations, effective internal control over financial reporting helps provide reasonable assurance regarding the reliability of financial reporting for external purposes. A significant accounting error correction, financial reporting failure or material weakness in internal control over financial reporting could cause results in our consolidated financial statements that do not accurately reflect our financial condition, a loss of investor confidence and subsequent decline in the market price of our common stock, increase our costs and regulatory scrutiny, and lead to litigation or result in negative publicity that could damage our reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

In the course of our operations, the Company receives and maintains sensitive information from our guests, employees, partners and business operations. To address cybersecurity threats to this information, the Company uses a risk-based approach to create and implement a detailed set of information security policies and procedures based on frameworks established by the National Institute of Standards and Technology. The Company’s Head of Information Security leads the Company’s cybersecurity efforts under the direct oversight of our Chief Technology Officer. Together, these individuals have over 50 years of experience involving information technology, including security, auditing, compliance, systems and programming. Additionally, the Company engages in the use of external cybersecurity experts for training, contingency planning, consultation and process documentation.

The Company has implemented detective and preventative controls designed to ensure the appropriate level of protection for the confidentiality, integrity and availability of data stored on or transferred through our information technology resources.  The Company has a risk assessment process to identify risks associated with our use of third-party service providers and has implemented specific processes and controls designed to mitigate those identified risks. Both internal and third-party audits are performed routinely to verify that these controls are effective. Additionally, the Company has implemented trainings designed to provide best practices for protecting our network and systems, and also routinely leads exercises for employees to reinforce the risk and proper handling of targeted emails. The Company’s Head of Information Security is responsible for developing and implementing these controls and training exercises with support from our information technology department.

The Company’s enterprise risk management program has established an internal risk committee to evaluate information governance risks. This committee comprises members of management of the Company’s information technology, human resources, marketing, accounting, risk, procurement, training, finance and legal functions, and is focused on performing risk assessments to identify areas of concern and implement appropriate changes to enhance its cybersecurity and privacy policies and procedures. The internal risk committee is informed of the Company’s risk prevention and mitigation efforts on a regular basis. The committee is also briefed on detection and remediation of cybersecurity incidents in a timely manner following the detection of any potential events.

The Company has a crisis response team comprising senior members of various corporate functions to oversee the response to various crises including potential crises arising from cybersecurity incidents that may impact the Company and/or its vendor partners.  This team conducts regular tabletop exercises to simulate responses to cybersecurity incidents. To the extent there is a cybersecurity incident impacting the Company and/or a vendor partner, the crisis response team’s process would be to ensure that our Head of Information Security and Chief Technology Officer are informed immediately and that the potential impact of the incident and remedial measures arising from the incident are communicated to the executive officers of the Company.

There can be no guarantee that our policies and procedures will be effective. Although our risk factors include further detail about the material cybersecurity risks we face and how a cybersecurity incident may affect our business strategy, results of operations or financial condition, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incident, have not materially affected our business to date. We can provide no assurances that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations or financial condition.

Governance

The Board has authorized the audit committee to oversee the Company’s risk assessment and risk management practices and strategies. This delegation includes maintaining responsibility for overseeing the Company’s enterprise risk management program. As a part of this oversight role, the audit committee receives regular updates from management on cybersecurity and privacy risks impacting the Company, which includes benchmarking these risks versus our industry. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events, receive training specific to cybersecurity risks and threats and regularly discuss any updates to our cybersecurity risk management and strategy programs.

ITEM 2. PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under a master lease with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 26, 2023, we leased 133,023 square feet. Our lease expires on October 31, 2048, including all applicable extensions.

Of the 635 company restaurants in operation as of December 26, 2023, we owned 155 locations and leased 480 locations, as shown in the following table.

State	Owned	Leased	Total
Alabama	3	7	10
Alaska	—	2	2
Arizona	6	14	20
Arkansas	2	7	9
California	1	7	8
Colorado	7	10	17
Connecticut	—	5	5
Delaware	1	4	5
Florida	7	37	44
Georgia	4	12	16
Idaho	1	5	6
Illinois	3	16	19
Indiana	13	15	28
Iowa	2	9	11
Kansas	2	5	7
Kentucky	4	15	19
Louisiana	2	8	10
Maine	—	3	3
Maryland	4	10	14
Massachusetts	1	9	10
Michigan	5	16	21
Minnesota	1	6	7
Mississippi	1	2	3
Missouri	2	16	18
Montana	—	2	2
Nebraska	1	3	4
Nevada	—	4	4
New Hampshire	2	1	3
New Jersey	—	10	10
New Mexico	1	8	9
New York	3	19	22
North Carolina	4	17	21
North Dakota	—	2	2
Ohio	12	24	36
Oklahoma	3	7	10
Oregon	—	2	2
Pennsylvania	3	24	27
Rhode Island	—	3	3
South Carolina	—	9	9
South Dakota	1	1	2
Tennessee	—	18	18
Texas	39	48	87
Utah	1	9	10
Vermont	—	1	1
Virginia	6	16	22
Washington	—	2	2
West Virginia	1	3	4
Wisconsin	4	7	11
Wyoming	2	—	2
Total	155	480	635

Additional information concerning our properties and leasing arrangements is included in Note 2 and Note 8 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 13 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol TXRH.

The number of holders of record of our common stock as of February 14, 2024 was 158.

On February 14, 2024, our Board declared a quarterly dividend of $0.61 per share of common stock which will be distributed on March 26, 2024 to shareholders of record at the close of business on March 13, 2024. The declaration and payment of cash dividends on our common stock is at the discretion of our Board, and any decision to declare a dividend will be based on a number of factors including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

In 2008, our Board approved our first stock repurchase program. From inception through December 26, 2023, we have paid $683.5 million through our authorized stock repurchase programs to repurchase 21,496,468 shares of our common stock at an average price per share of $31.80. On March 17, 2022, the Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date have been made through open market transactions. In 2023, we paid $50.0 million to repurchase 455,026 shares of our common stock. For the 13 weeks ended December 26, 2023, we paid $4.8 million to repurchase 40,707 shares of our common stock. As of December 26, 2023, $116.9 million remains authorized for stock repurchases.

The following table includes information regarding purchases of our common stock made by us during the quarter ended December 26, 2023:

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
September 27 to October 24	—	$—	—	$121,683,492
October 25 to November 21	—	$—	—	$121,683,492
November 22 to December 26	40,707	$117.92	40,707	$116,883,508
Total	40,707		40,707

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return experienced by holders of the Company’s common stock compared to the cumulative total return of the S&P 500 Index as well as the industry specific S&P Composite 1500 Restaurant Sub-Index for the five year period ended December 26, 2023, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 26, 2018 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since December 26, 2018

	12/26/2018	12/31/2019	12/29/2020	12/28/2021	12/27/2022	12/26/2023
Texas Roadhouse, Inc.	$100.00	$101.28	$143.02	$164.44	$176.61	$235.74
S&P 500	$100.00	$140.25	$164.74	$214.60	$174.52	$221.20
S&P Composite 1500 Restaurant Sub-Index	$100.00	$129.15	$153.58	$187.65	$173.39	$198.08

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below of the financial condition and results of operations for Texas Roadhouse, Inc. (the "Company," "we," "our" and/or "us") should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-29), "Forward-looking Statements" (page 3) and Risk Factors set forth in Item 1A. For discussion and analysis of our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021, see Part II, Item 7 of our 2022 Form 10-K.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 741 restaurants in 49 states and ten foreign countries. As of December 26, 2023, our 741 restaurants included:

●	635 company restaurants, of which 615 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our consolidated statements of income and comprehensive income. Of the 635 company restaurants, we operated 582 as Texas Roadhouse restaurants, 45 as Bubba’s 33 restaurants and eight as Jaggers restaurants.
●	106 franchise restaurants, of which 20 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income (loss) from investments in unconsolidated affiliates in our consolidated statements of income and comprehensive income. Of the 106 franchise restaurants, 56 were domestic Texas Roadhouse restaurants, two were domestic Jaggers restaurants and 48 were international Texas Roadhouse restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining interests in 18 of the 20 majority-owned company restaurants and 53 of the 58 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that ends on the last Tuesday in December. Fiscal year 2023 and fiscal year 2022 were both 52 weeks in length, and the fourth quarters were both 13 weeks in length.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries and one U.S. territory. We have also entered into area development agreements for Jaggers, our fast-casual concept. We opened our first two Jaggers franchise restaurants in 2023.

In 2023, we opened 30 company restaurants while our franchise partners opened 15 restaurants. The company restaurants included 22 Texas Roadhouse restaurants, five Bubba’s 33 restaurants, and three Jaggers restaurants. The franchise restaurants included ten international Texas Roadhouse restaurants, three domestic Texas Roadhouse restaurants and two domestic Jaggers restaurants.

In 2023, we also completed the acquisition of eight domestic franchise Texas Roadhouse restaurants for an aggregate purchase price of $39.1 million.

●	Maintaining and/or Improving Restaurant Level Profitability. We continue to focus on driving comparable restaurant sales to maintain or improve restaurant level profitability. This includes a pricing strategy that balances the impacts of inflationary pressures with our long-term value positioning. In terms of driving traffic at our restaurants, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we continue to drive various localized marketing programs, focus on speed of service and kitchen efficiency, increase throughput by adding seats and parking at certain restaurants and continue to enhance the guest digital experience.

At our high volume restaurants, we continue to look for opportunities to increase our dining room capacity by adding on to our existing building and/or to increase our parking capacity by leasing or purchasing property that adjoins our site. We also continue to make a number of building modifications and/or expansions to existing restaurants in order to better accommodate increased dine-in and to-go sales. These modifications include room expansions which add additional guest seating, the addition of to-go areas and cooler expansions to accommodate higher inventory levels.

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

●	Leveraging Our Scalable Infrastructure. To support our growth, we have made investments in our infrastructure across all critical functions, including the development of new strategic initiatives. Whether we are able to leverage our infrastructure in future years by growing our general and administrative costs at a slower rate than our revenue will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward and the level of investment we continue to make in our infrastructure.
●	Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders, including the payment of dividends and repurchase of common stock. In 2011, our Board declared our first quarterly dividend of $0.08 per share of common stock which has consistently grown over time. In 2023, the Board declared a quarterly cash dividend of $0.55 per share of common stock. On February 14, 2024, the Board declared a quarterly cash dividend of $0.61 per share of common stock, representing an 11% increase compared to the quarterly dividend declared in the prior year period.

In 2008, the Board approved our first stock repurchase program. On March 17, 2022, the Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. In 2023, we paid $50.0 million to repurchase 455,026 shares of our common stock. As of December 26, 2023, $116.9 million remained authorized for stock repurchases. From inception through December 26, 2023, we have paid $683.5 million through our authorized stock repurchase programs to repurchase 21,496,468 shares of our common stock at an average price per share of $31.80.

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
●	Average Unit Volume. Average unit volume represents the average annual restaurant sales for Texas Roadhouse and Bubba’s 33 restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales growth levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales growth levels higher than company average.
●	Store Weeks and New Restaurant Openings. Store weeks represent the number of weeks that all company restaurants across all concepts, unless otherwise noted, were open during the reporting period. Store weeks include weeks in which a restaurant is temporarily closed. Store week growth is driven by new restaurant openings and franchise acquisitions. New restaurant openings reflect the number of restaurants opened during a particular fiscal period, excluding store relocations. We consider store openings that occur simultaneously with a store closure in the same trade area to be a relocation.
●	Restaurant Margin. Restaurant margin (in dollars, as a percentage of restaurant and other sales and per store week) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin is not a measurement determined in accordance with U.S. generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations. This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded. Restaurant margin is widely regarded as a useful metric by which to evaluate core restaurant-level operating efficiency and performance over various reporting periods on a consistent basis.

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

Other Key Definitions

Restaurant and Other Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in our consolidated statements of income and comprehensive income. Other sales include the net impact of the amortization of third-party gift card fees and gift card breakage income, sales related to our non-royalty based retail products and content revenue related to our tabletop kiosk devices.

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

Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are credit card fees, profit sharing incentive compensation for our restaurant managing partners and market partners, utilities, supplies, general liability insurance, advertising, repairs and maintenance, property taxes and outside services.

Pre-opening Expenses. Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and consist principally of opening and training team compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses. The majority of pre-opening costs incurred relate to the hiring and training of employees due to the significant investment we make in training our people. Pre-opening costs vary by location depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open each restaurant.

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

General and Administrative Expenses. General and administrative expenses comprise expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. This includes salary, incentive-based and share-based compensation expense related to executive officers and Support Center employees, salary and share-based compensation expense related to market partners, software hosting fees, professional fees, group insurance, advertising expense and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

Interest Income (Expense), Net. Interest income (expense), net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees.

Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of December 26, 2023 and December 27, 2022, we owned a 5.0% to 10.0% equity interest in 20 and 23 domestic franchise restaurants, respectively.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

2023 Financial Highlights

Total revenue increased $616.8 million or 15.4% to $4.6 billion in 2023 compared to $4.0 billion in 2022 primarily due to an increase in comparable restaurant sales and an increase in store weeks. Comparable restaurant sales and store weeks increased 10.1% and 5.8%, respectively, at company restaurants in 2023. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in per person average check. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants.

Net income increased $35.1 million or 13.0% to $304.9 million in 2023 compared to $269.8 million in 2022 primarily due to higher restaurant margin dollars, as described below, partially offset by higher general and administrative expenses and higher depreciation and amortization expenses. Diluted earnings per share increased 14.3% to $4.54 from $3.97 in the prior year primarily due to the increase in net income.

Restaurant margin dollars increased $80.5 million or 12.8% to $708.0 million in 2023 compared to $627.5 million in 2022 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 15.4% in 2023 compared to 15.7% in 2022. The decrease in restaurant margin, as a percentage of restaurant and other sales, was due to commodity inflation, wage and other labor inflation and higher general liability insurance expense partially offset by higher sales.

We repurchased 455,026 shares of common stock for $50.0 million in 2023. We also paid a quarterly dividend of $0.55 per share of common stock, which totaled $147.2 million.

	Results of Operations
	Fiscal Year Ended
	2023		2022
	$	%	$	%

	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	4,604,554	99.4	3,988,791	99.3
Franchise royalties and fees	27,118	0.6	26,128	0.7
Total revenue	4,631,672	100.0	4,014,919	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	1,593,852	34.6	1,378,192	34.6
Labor	1,539,124	33.4	1,319,959	33.1
Rent	72,766	1.6	66,834	1.7
Other operating	690,848	15.0	596,305	14.9
(As a percentage of total revenue)
Pre-opening	29,234	0.6	21,883	0.5
Depreciation and amortization	153,202	3.3	137,237	3.4
Impairment and closure, net	275	NM	1,600	NM
General and administrative	198,382	4.3	172,712	4.3
Total costs and expenses	4,277,683	92.4	3,694,722	92.0
Income from operations	353,989	7.6	320,197	8.0
Interest income (expense), net	2,984	0.1	(124)	NM
Equity income from investments in unconsolidated affiliates	1,351	NM	1,239	NM
Income before taxes	358,324	7.7	321,312	8.0
Income tax expense	44,649	1.0	43,715	1.1
Net income including noncontrolling interests	313,675	6.8	277,597	6.9
Net income attributable to noncontrolling interests	8,799	0.2	7,779	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	304,876	6.6	269,818	6.7

NM – Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	Fiscal Year Ended
	2023	2022

	(In thousands, except per store week)

Income from operations	$ 353,989	$ 320,197

Less:
Franchise royalties and fees	27,118	26,128

Add:
Pre-opening	29,234	21,883
Depreciation and amortization	153,202	137,237
Impairment and closure, net	275	1,600
General and administrative	198,382	172,712
Restaurant margin	$ 707,964	$ 627,501

Restaurant margin $/store week	$ 22,090	$ 20,721
Restaurant margin (as a percentage of restaurant and other sales)	15.4%	15.7%

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 27, 2022	697	652	40	5
Company openings	30	22	5	3
Franchise openings - Domestic	5	3	—	2
Franchise openings - International	10	10	—	—
Franchise closings	(1)	(1)	—	—
Balance at December 26, 2023	741	686	45	10

	December 26, 2023	December 27, 2022
Company - Texas Roadhouse	582	552
Company - Bubba's 33	45	40
Company - Jaggers	8	5
Total company	635	597

Franchise - Texas Roadhouse - Domestic	56	62
Franchise - Jaggers - Domestic	2	—
Franchise - Texas Roadhouse - International	48	38
Total franchise	106	100

Total	741	697

Restaurant and Other Sales

Restaurant and other sales increased 15.4% in 2023 compared to 2022. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	2023	2022
Company Restaurants:
Increase in store weeks	5.8%	6.1%
Increase in average unit volume	9.7%	9.4%
Other(1)	—%	0.4%
Total increase in restaurant sales	15.5%	15.9%
Other sales	(0.1)%	0.1%
Total increase in restaurant and other sales	15.4%	16.0%

Store weeks	32,050	30,284
Comparable restaurant sales	10.1%	9.7%

Texas Roadhouse restaurants:
Store weeks	29,528	28,127
Comparable restaurant sales	10.3%	9.7%
Average unit volume (in thousands)	$7,642	$6,943

Weekly sales by group:
Comparable restaurants (527 and 499 units)	$147,274	$134,085
Average unit volume restaurants (22 and 20 units)(2)	$139,688	$128,665
Restaurants less than six months old (33 and 33 units)	$146,614	$135,401

Bubba's 33 restaurants:
Store weeks	2,167	1,936
Comparable restaurant sales	5.5%	10.5%
Average unit volume (in thousands)	$5,921	$5,620

Weekly sales by group:
Comparable restaurants (34 and 30 units)	$113,972	$108,132
Average unit volume restaurants (3 and 4 units)(2)	$112,698	$107,636
Restaurants less than six months old (8 and 6 units)	$114,312	$121,791
(1)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(2)	Average unit volume restaurants include restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increase in restaurant sales for 2023 was primarily attributable to an increase in store weeks and an increase in comparable restaurant sales. The increase in store weeks was driven by the opening of new restaurants and the acquisition of franchise restaurants. The increase in comparable restaurant sales growth was driven by an increase in guest traffic count along with an increase in our per person average check as shown in the table below.

	2023	2022
Guest traffic counts	5.4%	1.9%
Per person average check	4.7%	7.8%
Comparable restaurant sales growth	10.1%	9.7%

The increase in 2023 guest traffic counts was driven by an increase in dining room traffic. To-go sales as a percentage of restaurant sales were 12.6% in 2023 compared to 13.3% in 2022 and average weekly to-go sales were $18,088 in 2023 compared to $17,504 in 2022.

Per person average check includes the benefit of menu price increases of approximately 2.2% and 2.7% implemented in Q2 2023 and Q4 2023, respectively, as well as increases of 3.2% and 2.9% implemented in Q2 2022 and Q4 2022, respectively.

In 2023, we opened 30 company restaurants, which included 22 Texas Roadhouse restaurants, five Bubba’s 33 restaurants and three Jaggers restaurants. We also completed the acquisition of eight domestic Texas Roadhouse franchise restaurants.

In 2024, we expect store week growth of approximately 8% across all concepts, including a benefit of 2% from the 53rd week.

Other sales include the net impact of the amortization of third-party gift card fees and gift card breakage income, sales related to our non-royalty based retail products and content revenue related to our tabletop kiosk devices. The net impact of these amounts was $(12.7) million and $(6.4) million for 2023 and 2022, respectively. The change was driven primarily by increased third-party gift card fee amortization from increased gift card sales and a decrease in our breakage adjustment recorded in 2023 of $3.7 million compared to $6.6 million recorded in 2022. The breakage adjustment relates to a change in our estimate of breakage due to a shift in our historic redemption pattern which indicated that the percentage of gift cards sold that are not expected to be redeemed had increased.

Franchise Royalties and Fees

Franchise royalties and fees increased by $1.0 million or 3.8% compared to 2022 primarily due to comparable restaurant sales growth and new store openings partially offset by decreased royalties related to the eight franchise restaurants acquired in 2023. Franchise comparable restaurant sales increased 9.6% in 2023.

In 2023, our existing franchise partners opened three domestic Texas Roadhouse restaurants and ten international Texas Roadhouse restaurants. Additionally, our first two domestic Jaggers franchise restaurants opened in 2023.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, remained flat at 34.6% in both periods presented as the benefit of a higher guest check was offset by commodity inflation. Commodity inflation was 5.6% in 2023 primarily due to higher beef costs.

For 2024, we currently expect commodity cost inflation of approximately 5% for the year with prices locked for approximately 40% of our forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expense, as a percentage of restaurant and other sales, increased to 33.4% in 2023 compared to 33.1% in 2022. This increase was primarily due to wage and other labor inflation of 6.6% in 2023. Wage and other labor inflation was primarily due to higher wage and benefit expense driven by labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people. In addition, there was an increase in group insurance expense due to unfavorable claims experience of $7.6 million, as compared to the prior year period. The increase was partially offset by a decrease in workers’ compensation expense due to favorable claims experience of $2.5 million, as compared to the prior year period, as well as the benefit of a higher guest check.

In 2024, we anticipate our labor costs will continue to be pressured by wage and other labor inflation of 4% to 5% driven by labor market pressures, increases in state-mandated minimum and tipped wages and increased investment in our people.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.6% in 2023 compared to 1.7% in 2022. The decrease was primarily due to an increase in average unit volume and was partially offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, increased to 15.0% in 2023 compared to 14.9% in 2022. The increase was primarily due to higher general liability insurance expense partially offset by an increase in average unit volume and lower supplies expense. The increase in general liability insurance expense in 2023 was due to unfavorable claims experience and increased retention levels which resulted in additional expense of $9.8 million as compared to 2022 which included a benefit of $4.9 million.

Restaurant Pre-opening Expenses

Pre-opening expenses were $29.2 million in 2023 compared to $21.9 million in 2022 driven by an increase in the number and timing of new restaurant openings. Pre-opening costs will fluctuate from period to period based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, as a percentage of revenue, decreased to 3.3% in 2023 compared to 3.4% in 2022. The decrease was primarily due to the increase in average unit volume partially offset by higher depreciation expense at our newer restaurants.

Impairment and Closure Costs, Net

Impairment and closure costs, net were $0.3 million and $1.6 million in 2023 and 2022, respectively. In 2023, impairment and closure costs, net primarily related to ongoing closure costs of relocated stores. In 2022, impairment and closure costs, net included $1.7 million related to the impairment of land, building and operating lease right-of-use assets at three restaurants, two of which relocated and $0.6 million related to ongoing closure costs. This was partially offset by a $0.7 million gain on the sale of land and building that was previously classified as assets held for sale.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, remained flat at 4.3% in both periods presented. A separation payout, net of restricted stock forfeitures, of $2.6 million related to the retirement of an executive officer in the first quarter of 2023, and increased software hosting fees were offset by an increase in average unit volume.

Interest Income (Expense), Net

Interest income (expense), net was $3.0 million in 2023 compared to $(0.1) million in 2022. The increase was primarily driven by increased earnings on our cash and cash equivalents and decreased borrowings on our credit facility.

Equity Income from Unconsolidated Affiliates

Equity income was $1.4 million in 2023 compared to $1.2 million in 2022. The increase was primarily due to a $0.6 million gain on the acquisition of four of these affiliates in 2023 as compared to a $0.3 million gain on the acquisition of one of these affiliates in 2022.

Income Tax Expense

Our effective tax rate decreased to 12.5% in 2023 compared to 13.6% in 2022. The decrease was primarily due to an increase in the FICA tip tax credit and an increase in excess tax benefits related to share-based compensation. For 2024, we expect an effective tax rate of approximately 14% based on forecasted operating results.

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

The following table presents a summary of restaurant margin by segment (in thousands):

	Fiscal Year Ended
	December 26, 2023		December 27, 2022
Texas Roadhouse	$671,158	15.5%	$600,197	16.0%
Bubba's 33	33,942	13.7	26,934	12.7
Other	2,864	11.2	370	2.6
Total	$707,964	15.4%	$627,501	15.7%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $71.0 million or 11.8% in 2023. The increase was primarily due to higher sales which were partially offset by commodity and wage and other labor inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 15.5% in 2023 from 16.0% in 2022. Restaurant margin was negatively impacted by commodity inflation, driven by beef, and wage and other labor inflation which was partially offset by the benefit of higher sales.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $7.0 million or 26.0% in 2023. In addition, restaurant margin, as a percentage of restaurant and other sales, increased to 13.7% in 2023 from 12.7% in 2022. These increases were primarily due to higher sales and commodity deflation, driven by poultry, partially offset by wage and other labor inflation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Fiscal Year Ended
	2023	2022
Net cash provided by operating activities	$564,984	$511,725
Net cash used in investing activities	(367,167)	(263,734)
Net cash used in financing activities	(267,432)	(409,775)
Net decrease in cash and cash equivalents	$(69,615)	$(161,784)

Net cash provided by operating activities was $565.0 million in 2023 compared to $511.7 million in 2022. This increase was due to an increase in net income, an increase in depreciation and amortization expense and a favorable change in working capital.

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

Net cash used in investing activities was $367.2 million in 2023 compared to $263.7 million in 2022. The increase was primarily due to higher capital expenditures, driven by the new company restaurants pipeline and the refurbishment of existing restaurants. The increase in the new company restaurants pipeline is primarily due to an increase in new locations currently under construction and higher average development costs per location. The increase in the refurbishment of existing restaurants is primarily due to increased maintenance needs driven by the high sales volumes at our restaurants.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, if any. We either lease our restaurant site locations under operating leases for periods generally of five to 30 years (including renewal periods) or purchase the land when appropriate. As of December 26, 2023, 155 of the 635 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures (in thousands):

	Fiscal Year Ended
	2023	2022
New company restaurants	$201,234	$139,210
Refurbishment or expansion of existing restaurants	119,785	84,414
Relocation of existing restaurants	20,629	18,478
Capital expenditures related to Support Center office	5,386	4,019
Total capital expenditures	$347,034	$246,121

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base.

We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities, and if needed, funds available under our revolving credit facility. In 2024, we expect our capital expenditures to be $340 million to $350 million.

Net cash used in financing activities was $267.4 million in 2023 compared to $409.8 million in 2022. The decrease is primarily due to a decrease in the amount of share repurchases partially offset by an increase in our quarterly dividend payments.

On March 17, 2022, our Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions.

In 2023, we paid $50.0 million to repurchase 455,026 shares of our common stock. In 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. As of December 26, 2023, $116.9 million remained under our authorized stock repurchase program.

On February 14, 2023, our Board authorized the payment of a quarterly dividend of $0.55 per share of common stock compared to the quarterly dividend of $0.46 per share of common stock declared in 2022. The payment of quarterly dividends totaled $147.2 million and $124.1 million in 2023 and 2022, respectively. On February 14, 2024, our Board declared a quarterly cash dividend of $0.61 per share of common stock.

We paid distributions of $8.0 million and $7.8 million in 2023 and 2022, respectively, to equity holders of our majority-owned company restaurants.

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

As of December 26, 2023, we had no outstanding balance on the credit facility and had $295.3 million of availability, net of $4.7 million of outstanding letters of credit. As of December 27, 2022, we had $50.0 million outstanding on the credit facility, which was repaid in 2023, and $233.5 million of availability, net of $16.5 million of outstanding letters of credit. The outstanding amount as of December 27, 2022 is included as long-term debt on our consolidated balance sheet.

The interest rate for the credit facility as of December 26, 2023 and December 27, 2022 was 6.23% and 5.21%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of December 26, 2023.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 26, 2023 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Obligations under finance leases	2,758	9	42	78	2,629
Interest(1)	4,207	314	622	608	2,664
Real estate operating lease obligations	1,332,486	73,511	144,658	146,018	968,299
Capital obligations	237,425	237,425	—	—	—
Total contractual obligations(2)	$1,576,876	$311,259	$145,322	$146,704	$973,592
(1)	Includes interest on our financing leases and assumes a constant interest rate until maturity.
(2)	Unrecognized tax benefits under Accounting Standards Codification 740, Income Taxes, are not significant and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. Refer to Notes 5, 8 and 13 to the consolidated financial statements for details of contractual obligations.

Guarantees

As of December 26, 2023 and December 27, 2022, we were contingently liable for $10.4 million and $11.3 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 26, 2023 or December 27, 2022, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in significantly different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

Under our policies, trailing 12-month cash flow results under a predetermined amount at the individual restaurant level signals a potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over the remaining useful life of the primary asset, which is the building or the operating lease right-of-use asset. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations for future sales growth. We limit assumptions about important factors such as trend of future operations and sales growth to those that are supportable based upon our plans for the restaurant and actual results at comparable restaurants. Both qualitative and quantitative information are considered when evaluating for potential impairments. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge. Based on our reviews performed on the cash flows of our restaurants, the carrying amount associated with restaurants deemed at risk for impairment is not material to our consolidated financial statements.

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

In 2023, we recorded impairment and closure costs, net of $0.3 million related to ongoing closure costs of relocated stores. Refer to Note 17 in the consolidated financial statements for further discussion regarding impairment and closure costs recorded in 2023, 2022 and 2021.

Goodwill. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value of the reporting unit, up to the amount of goodwill recorded. Goodwill is required to be tested for impairment at the reporting unit level, or the level of internal reporting that reflects the way in which an entity manages its businesses. A reporting unit is defined as an operating segment, or one level below an operating segment. Our reporting units are at the concept level. An entity may first assess qualitative factors in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The entity may also elect to bypass the qualitative assessment and determine the fair value of the reporting unit and compare it to its carrying amount. The fair value of the reporting unit may be based on several valuation approaches including capitalization of earnings, discounted cash flows, comparable public company market multiples and comparable acquisition market multiples. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of the reporting unit.

At December 26, 2023, our Texas Roadhouse reporting unit had allocated goodwill of $169.7 million. No other reporting units had goodwill balances.

In performing the qualitative assessment, we reviewed factors such as macroeconomic conditions, industry and market considerations, cost factors, changes in management or key personnel, sustained decreases in share price and the overall financial performance of the Company’s Texas Roadhouse reporting unit. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of the fourth quarter that would require additional testing. Changes in circumstances existing at the measurement date or at other times in the future could result in an impairment loss.

Effects of Inflation

During recent years, we have operated during periods of high inflation, led primarily by commodity cost and wage and other labor inflation. Commodity cost inflation is due to increased costs incurred by our vendors related to increased labor, transportation, packaging, and raw materials costs. Wage and other labor inflation is driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people. Some of the impacts of inflation have been offset by menu price increases and other adjustments made during the year. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the credit facility require us to pay interest on outstanding borrowings at SOFR, plus a fixed adjustment of 0.10%, plus a variable adjustment of 0.875% to 1.875% depending on our leverage ratio. As of December 26, 2023, we had no outstanding borrowings on our credit facility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

See Index to Consolidated Financial Statements at Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 26, 2023.

Changes in internal control

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 26, 2023 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2023.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 26, 2023 as stated in their report at F-3.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

In accordance with the disclosure requirement set forth in Item 408 of Regulation S-K, the following table discloses any executive officer or director who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 that adopted a Rule 10b5-1 trading arrangement during the 13 weeks ended December 26, 2023. These trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Adoption Date	End Date (1)	Aggregate Number of Securities to be Sold
Hernan E. Mujica	Chief Technology Officer	11/22/2023	3/12/2024	1,740
(1)	A trading plan may expire on such earlier date that all transactions under the trading plan are completed.

Other than as disclosed above, no other executive officer or director adopted, modified or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement during the 13 weeks ended December 26, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information set forth under "Election of Directors" in our Definitive Proxy Statement to be dated on or about April 5, 2024.

Information regarding our executive officers has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding our corporate governance is incorporated herein by reference to the information set forth in our Definitive Proxy Statement to be dated on or about April 5, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 5, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 5, 2024.

Equity Compensation Plan Information

As of December 26, 2023, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. Refer to Note 14 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Shares
	Issued Upon	Available for
Plan Category	Vest Date (1)	Future Grants
Plans approved by shareholders	478,027	6,414,812
Plans not approved by shareholders	—	—
Total	478,027	6,414,812
(1)	Total number of shares consist of 442,327 restricted stock units and 35,700 performance stock units. Shares in this column are excluded from the Shares Available for Future Grants column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 5, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 5, 2024.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements
2.	Financial Statement Schedules

Omitted due to inapplicability or because required information is shown in our Consolidated Financial Statements or Notes thereto.

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 2016)
3.2	Amended and Restated Bylaws for Texas Roadhouse, Inc. dated February 23, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 23, 2023)
4.1	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.1*	Form of Indemnification Agreement for Director and Executive Officer (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K for the year ended December 28, 2021)
10.2

Form of Limited Partnership Agreement and Operating Agreement for certain company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant)

10.3

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant)

10.4

Schedule of the owners of company-managed Texas Roadhouse restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 26, 2023 the form of which is set forth in Exhibit 10.2 of this Form 10-K

10.5

Schedule of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 26, 2023 the form of which is set forth in Exhibit 10.3 of this Form 10-K

10.6*

Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013)

10.7*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for non-officers (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014)

Exhibit No.	Description
10.8*

Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014)

10.9*

Third Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., effective January 1, 2010 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014)

10.10

Master Lease Agreement dated October 26, 2018 between Paragon Centre Holdings, LLC and Texas Roadhouse Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2018)

10.11

Amended and Restated Credit Agreement dated as of August 7, 2017, by and among Texas Roadhouse Inc., and the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2017)

10.12

Assignment and Assumption Agreement between Texas Roadhouse Holdings LLC and Texas Roadhouse, Inc. dated October 26, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.13

First Amendment to Paragon Centre Master Lease Agreement between Paragon Centre Holdings, LLC and Texas Roadhouse, Inc. dated December 13, 2019 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.14

First Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2020, by and among Texas Roadhouse, Inc., and the lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on 8-K dated May 11, 2020)

10.15*

Employment Agreement between Registrant and Gerald L. Morgan entered into as of December 17, 2020 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2020)

10.16*

Employment Agreement between Registrant and S. Chris Jacobsen entered into as of December 30, 2020 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2020)

10.17*

Employment Agreement between Registrant and Tonya Robinson entered into as of December 30, 2020 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2020)

10.18*

Employment Agreement between Registrant and Christopher C. Colson entered into as of March 31, 2021 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2021)

10.19*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated March 31, 2021, with a retroactive effective date of March 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 31, 2021)

10.20*

Employment Agreement between Registrant and Regina A. Tobin entered into as of June 15, 2021 with an effective date of June 30, 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2021)

10.21*

Employment Agreement between Registrant and Hernan E. Mujica entered into as of June 15, 2021 with an effective date of June 30, 2021 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2021)

10.22

Second Amendment to Amended and Restated Credit Agreement dated as of May 4, 2021 by and among Texas Roadhouse, Inc. and the lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 4, 2021)

10.23*

Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2021)

10.24*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021)

10.25*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Officers) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021)

Exhibit No.	Description
10.26*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Member of Board of Directors) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021)

10.27*

Second Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated January 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 6, 2023)

10.28*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Regina A. Tobin dated January 9, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 6, 2023)

10.29*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Hernan E. Mujica dated January 9, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 6, 2023)

10.30*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Christopher C. Colson dated January 9, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 6, 2023)

10.31*

Separation Agreement and Release of Claims dated January 5, 2023 by and between Tonya R. Robinson and Texas Roadhouse Management Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 4, 2023)

10.32*

Employment Agreement between Texas Roadhouse Management Corp. and David Christopher Monroe dated May 17, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 17, 2023)

10.33

Amendment No. 3 to Amended and Restated Credit Agreement dated May 19, 2023 by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated May 19, 2023)

10.34*

Separation Agreement and Release of Claims dated August 3, 2023 by and between S. Chris Jacobsen and Texas Roadhouse Management Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 3, 2023)

10.35*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Non-Officers) (incorporated by reference to Exhibit 10.2 to Registrant’s of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 26, 2023)

10.36*	Employment Agreement between Texas Roadhouse Management Corp. and Travis C. Doster dated November 9, 2023
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Texas Roadhouse, Inc. Policy for Recovery of Incentive Compensation for Executive Officers dated November 9, 2023
101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 26, 2023, filed February 23, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald L. Morgan	Chief Executive Officer, Director	February 23, 2024
Gerald L. Morgan	(Principal Executive Officer)

/s/ D. Christopher Monroe	Chief Financial Officer	February 23, 2024
D. Christopher Monroe	(Principal Financial Officer)

/s/ Keith V. Humpich	Vice President of Finance	February 23, 2024
Keith V. Humpich	(Principal Accounting Officer)

/s/ Gregory N. Moore	Chairman of the Board, Director	February 23, 2024
Gregory N. Moore

/s/ Michael A. Crawford	Director	February 23, 2024
Michael A. Crawford

/s/ Donna E. Epps	Director	February 23, 2024
Donna E. Epps

/s/ Wayne L. Jones	Director	February 23, 2024
Wayne L. Jones

/s/ Curtis A. Warfield	Director	February 23, 2024
Curtis A. Warfield

/s/ Kathleen M. Widmer	Director	February 23, 2024
Kathleen M. Widmer

/s/ James R. Zarley	Director	February 23, 2024
James R. Zarley

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the Company) as of December 26, 2023 and December 27, 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2023 and December 27, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Potential indicators of impairment of long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company assesses long-lived assets, primarily related to restaurants held and used in the business, including property and equipment and right-of-use assets, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant, or asset group, may not be recoverable. Trailing 12-month cash flows under predetermined amounts at the individual restaurant level are the Company’s primary indicator that the carrying amount of a restaurant may not be recoverable. Property and equipment, net of accumulated depreciation, and the operating lease right-of-use assets, net as of December 26, 2023 were $1,474.7 million and $694.0 million, respectively.

We identified the assessment of the Company’s determination of potential indicators of impairment of long-lived assets as a critical audit matter. Subjective auditor judgement was required to evaluate the events or circumstances indicating the carrying amount of an asset group may not be recoverable, including the determination of the cash flow thresholds and the utilization of trailing 12-month cash flows to identify a potential impairment trigger.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment process, including controls relating to determination and identification of potential indicators of impairment. We evaluated the Company’s methodology of using trailing 12-month cash flow results under predetermined thresholds at the individual restaurant level as a potential indicator of impairment. Specifically, we evaluated the Company’s assessment of the factors considered, including the cash flows at the individual restaurant level and the cash flow thresholds used in the Company’s analysis. We tested that those restaurants with trailing 12-month cash flows were evaluated for potential impairment triggers, and we compared trailing 12-month cash flows to historical financial data. We also assessed other events and circumstances that could have been indicative of a potential impairment trigger by reviewing management’s development reports and related meeting minutes and the board of directors meeting minutes.

/s/ KPMG LLP

We have served as the Company’s auditor since 1998.

Louisville, Kentucky
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Texas Roadhouse, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 26, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2023 and December 27, 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Louisville, Kentucky
February 23, 2024

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 26, 2023	December 27, 2022
Assets
Current assets:
Cash and cash equivalents	$104,246	$173,861
Receivables, net of allowance for doubtful accounts of $35 at December 26, 2023 and $50 at December 27, 2022	175,474	150,264
Inventories, net	38,320	38,015
Prepaid income taxes	3,262	5,097
Prepaid expenses and other current assets	35,172	29,604
Total current assets	356,474	396,841
Property and equipment, net of accumulated depreciation of $1,078,855 at December 26, 2023 and $968,036 at December 27, 2022	1,474,722	1,270,349
Operating lease right-of-use assets, net	694,014	630,258
Goodwill	169,684	148,732
Intangible assets, net of accumulated amortization of $20,929 at December 26, 2023 and $17,905 at December 27, 2022	3,483	5,607
Other assets	94,999	73,878
Total assets	$2,793,376	$2,525,665
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$27,411	$25,490
Accounts payable	131,638	105,560
Deferred revenue-gift cards	373,913	335,403
Accrued wages	68,062	54,544
Income taxes payable	112	434
Accrued taxes and licenses	42,758	35,264
Other accrued liabilities	101,540	95,315
Total current liabilities	745,434	652,010
Operating lease liabilities, net of current portion	743,476	677,874
Long-term debt	—	50,000
Restricted stock and other deposits	8,893	7,979
Deferred tax liabilities, net	23,104	20,979
Other liabilities	114,958	89,161
Total liabilities	1,635,865	1,498,003
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,789,464 and 66,973,311 shares issued and outstanding at December 26, 2023 and December 27, 2022, respectively)	67	67
Additional paid-in-capital	—	13,139
Retained earnings	1,141,595	999,432
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,141,662	1,012,638
Noncontrolling interests	15,849	15,024
Total equity	1,157,511	1,027,662
Total liabilities and equity	$2,793,376	$2,525,665

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2023	2022	2021
Revenue:
Restaurant and other sales	$4,604,554	$3,988,791	$3,439,176
Franchise royalties and fees	27,118	26,128	24,770
Total revenue	4,631,672	4,014,919	3,463,946
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	1,593,852	1,378,192	1,156,628
Labor	1,539,124	1,319,959	1,123,003
Rent	72,766	66,834	60,005
Other operating	690,848	596,305	517,808
Pre-opening	29,234	21,883	24,335
Depreciation and amortization	153,202	137,237	126,761
Impairment and closure, net	275	1,600	734
General and administrative	198,382	172,712	157,480
Total costs and expenses	4,277,683	3,694,722	3,166,754
Income from operations	353,989	320,197	297,192
Interest income (expense), net	2,984	(124)	(3,663)
Equity income (loss) from investments in unconsolidated affiliates	1,351	1,239	(637)
Income before taxes	358,324	321,312	292,892
Income tax expense	44,649	43,715	39,578
Net income including noncontrolling interests	313,675	277,597	253,314
Less: Net income attributable to noncontrolling interests	8,799	7,779	8,020
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$304,876	$269,818	$245,294

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $—, $— and ($36), respectively	—	—	106
Total comprehensive income	$304,876	$269,818	$245,400
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$4.56	$3.99	$3.52
Diluted	$4.54	$3.97	$3.50
Weighted average shares outstanding:
Basic	66,893	67,643	69,709
Diluted	67,149	67,920	70,098
Cash dividends declared per share	$2.20	$1.84	$1.20

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

			Additional		Accumulated	Total Texas
		Par	Paid-in-	Retained	Other	Roadhouse, Inc.	Noncontrolling
	Shares	Value	Capital	Earnings	Comprehensive Loss	and Subsidiaries	Interests	Total
Balance, December 29, 2020	69,561,861	$70	$145,626	$781,915	$(106)	$927,505	$15,546	$943,051
Net income	—	—	—	245,294	—	245,294	8,020	253,314
Other comprehensive income, net of tax	—	—	—	—	106	106	—	106
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(8,206)	(8,206)
Dividends declared ($1.20 per share)	—	—	—	(83,658)	—	(83,658)	—	(83,658)
Shares issued under share-based compensation plans including tax effects	595,534	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(190,045)	—	(17,628)	—	—	(17,628)	—	(17,628)
Repurchase of shares of common stock	(584,932)	(1)	(51,633)	—	—	(51,634)	—	(51,634)
Share-based compensation	—	—	38,139	—	—	38,139	—	38,139
Balance, December 28, 2021	69,382,418	$69	$114,504	$943,551	$—	$1,058,124	$15,360	$1,073,484
Net income	—	—	—	269,818	—	269,818	7,779	277,597
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(7,775)	(7,775)
Acquisition of noncontrolling interest	—	—	(1,395)	—	—	(1,395)	(340)	(1,735)
Dividends declared ($1.84 per share)	—	—	—	(124,137)	—	(124,137)	—	(124,137)
Shares issued under share-based compensation plans including tax effects	474,771	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(149,873)	—	(13,576)	—	—	(13,576)	—	(13,576)
Repurchase of shares of common stock	(2,734,005)	(2)	(123,057)	(89,800)	—	(212,859)	—	(212,859)
Share-based compensation	—	—	36,663	—	—	36,663	—	36,663
Balance, December 27, 2022	66,973,311	$67	$13,139	$999,432	$—	$1,012,638	$15,024	$1,027,662
Net income	—	—	—	304,876	—	304,876	8,799	313,675
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(7,974)	(7,974)
Dividends declared ($2.20 per share)	—	—	—	(147,182)	—	(147,182)	—	(147,182)
Shares issued under share-based compensation plans including tax effects	391,793	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(120,614)	—	(12,688)	—	—	(12,688)	—	(12,688)
Repurchase of shares of common stock, including excise tax	(455,026)	—	(34,681)	(15,531)	—	(50,212)	—	(50,212)
Share-based compensation	—	—	34,230	—	—	34,230	—	34,230
Balance, December 26, 2023	66,789,464	$67	$—	$1,141,595	$—	$1,141,662	$15,849	$1,157,511

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2023	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interests	$313,675	$277,597	$253,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,202	137,237	126,761
Deferred income taxes	3,115	9,456	8,896
Loss on disposition of assets	3,783	5,206	3,167
Impairment and closure costs	200	1,770	673
Equity (income) loss from investments in unconsolidated affiliates	(1,351)	(1,239)	637
Distributions of income received from investments in unconsolidated affiliates	689	1,022	1,071
Provision for doubtful accounts	(14)	33	7
Share-based compensation expense	34,230	36,663	38,139
Changes in operating working capital, net of acquisitions:
Receivables	(24,420)	11,062	(62,399)
Inventories	105	(6,099)	(9,231)
Prepaid expenses and other current assets	(5,612)	(6,540)	(2,485)
Other assets	(22,617)	5,775	(13,918)
Accounts payable	23,083	5,408	27,730
Deferred revenue—gift cards	37,347	33,799	67,845
Accrued wages	13,518	(10,172)	12,734
Prepaid income taxes and income taxes payable	1,514	5,953	(8,973)
Accrued taxes and licenses	6,581	1,889	8,624
Other accrued liabilities	(3,460)	2,147	20,352
Operating lease right-of-use assets and lease liabilities	6,313	5,268	5,553
Other liabilities	25,103	(4,510)	(9,671)
Net cash provided by operating activities	564,984	511,725	468,826
Cash flows from investing activities:
Capital expenditures—property and equipment	(347,034)	(246,121)	(200,692)
Acquisition of franchise restaurants, net of cash acquired	(39,153)	(33,069)	—
Proceeds from sale of investments in unconsolidated affiliates	627	316	—
Proceeds from sale of property and equipment	2,110	2,269	—
Proceeds from sale leaseback transactions	16,283	12,871	5,588
Net cash used in investing activities	(367,167)	(263,734)	(195,104)
Cash flows from financing activities:
Payments on revolving credit facility	(50,000)	(50,000)	(140,000)
Debt issuance costs	—	—	(708)
Distributions to noncontrolling interest holders	(7,974)	(7,775)	(8,206)
Acquisition of noncontrolling interest	—	(1,735)	—
Proceeds from restricted stock and other deposits, net	405	307	602
Indirect repurchase of shares for minimum tax withholdings	(12,688)	(13,576)	(17,628)
Repurchase of shares of common stock	(49,993)	(212,859)	(51,634)
Dividends paid to shareholders	(147,182)	(124,137)	(83,658)
Net cash used in financing activities	(267,432)	(409,775)	(301,232)
Net decrease in cash and cash equivalents	(69,615)	(161,784)	(27,510)
Cash and cash equivalents—beginning of period	173,861	335,645	363,155
Cash and cash equivalents—end of period	$104,246	$173,861	$335,645
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,119	$1,547	$3,186
Income taxes paid	$39,861	$25,910	$39,789
Capital expenditures included in current liabilities	$47,550	$34,689	$23,087

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

Texas Roadhouse, Inc. and subsidiaries (collectively, the "Company," "we," "our" and/or "us"), is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33 and Jaggers. As of December 26, 2023, we owned and operated 635 restaurants and franchised an additional 106 restaurants in 49 states and ten foreign countries. Of the 106 franchise restaurants, there were 58 domestic and 48 international restaurants. As of December 27, 2022, we owned and operated 597 restaurants and franchised an additional 100 restaurants in 49 states and ten foreign countries. Of the 100 franchise restaurants, 62 were domestic and 38 were international restaurants.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

As of December 26, 2023 and December 27, 2022, we owned a majority interest in 20 company restaurants. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our consolidated statements of income and comprehensive income.

As of December 26, 2023 and December 27, 2022, we owned a 5.0% to 10.0% equity interest in 20 and 23 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our consolidated statements of income and comprehensive income under equity income (loss) from investments in unconsolidated affiliates.

Fiscal Year

We utilize a 52 or 53 week accounting period that typically ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal years 2023, 2022 and 2021 were 52 weeks in length.

Use of Estimates

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenue and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the valuation of property and equipment, goodwill, lease liabilities and right-of-use assets, obligations related to insurance reserves, legal reserves, income taxes and gift card breakage. Actual results could differ from those estimates.

Segment Reporting

Operating segments are defined as components of a company that engage in business activities from which it may earn revenue and incur expenses, and for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company’s operating segments have been identified in accordance

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 280, Segment Reporting.

We have identified Texas Roadhouse, Bubba’s 33, Jaggers and our retail initiatives as separate operating segments. In addition, we have identified Texas Roadhouse and Bubba’s 33 as reportable segments. For further discussion of segment reporting, refer to Note 19.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents also include receivables from credit card companies as these balances are highly liquid in nature and are settled within two to three business days. These amounted to $27.8 million and $22.0 million at December 26, 2023 and December 27, 2022, respectively.

Receivables

Receivables consist principally of amounts due from retail gift card providers, certain franchise restaurants for reimbursement of labor costs, pre-opening and other expenses, and franchise restaurants for royalty fees.

Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical collection experience, adjusted for current and forecasted economic conditions and other factors such as credit risk or industry trends, and the age of receivables. We review our allowance for doubtful accounts quarterly. Past due balances over 120 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Cloud Computing Arrangements

The Company capitalizes cloud computing implementation costs and amortizes these costs on a straight-line basis over the term of the related service agreement, including renewal periods that are reasonably certain to be exercised. Capitalized cloud computing implementation costs were $3.0 million and $1.9 million, net of accumulated amortization, as of December 26, 2023 and December 27, 2022, respectively. These costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheets. Related amortization expense was $1.4 million, $1.0 million and $0.2 million for the years ended December 26, 2023, December 27, 2022, and December 28, 2021, respectively, and is included in general and administrative expenses in our consolidated statements of income and comprehensive income.

Leases

We recognize operating lease right-of-use assets and operating lease liabilities for real estate leases, including our restaurant leases and Support Center lease, as well as certain restaurant equipment leases based on the present value of the lease payments over the lease term. We estimate the present value based on our incremental borrowing rate which corresponds to the underlying lease term. In addition, operating lease right-of-use assets are reduced for accrued rent and increased for any initial direct costs recognized at lease inception. For real estate and restaurant equipment leases commencing in 2019 and later, we account for lease and non-lease components as a single lease component. Reductions of the right-of-use asset and the changes in the lease liability are included within the changes in operating lease right-of-use assets and lease liabilities in our consolidated statements of cash flows.

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

Certain of our operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense as variable rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable. In addition, certain of our operating leases have variable escalations of the minimum rent that depend on an index or rate. For these leases, we recognize operating lease right-of-use assets and operating lease liabilities based on the index or rate at the commencement date. Any subsequent changes to the index or rate are recognized as variable rent expense when the escalation is determinable.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

ASC 350 requires that goodwill be tested for impairment at the reporting unit level, or the level of internal reporting that reflects the way in which an entity manages its businesses. A reporting unit is defined as an operating segment, or one level below an operating segment. Our goodwill reporting units are at the concept level.

As stated in ASC 350, an entity may first assess qualitative factors in order to determine if it is necessary to perform the quantitative test. In 2023, 2022 and 2021, we elected to perform a qualitative assessment for our annual review of goodwill. This review included evaluating factors such as macroeconomic conditions, industry and market considerations, cost factors, changes in management or key personnel, sustained decreases in share price and the overall financial performance of the Company’s reporting units at the concept level. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of the fiscal year that would require additional testing.

In 2023, 2022 and 2021, we determined there was no goodwill impairment. Refer to Note 7 for additional information related to goodwill and intangible assets.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12- month cash flow results under a predetermined amount at the individual restaurant level signals potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its remaining useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period and future periods and expectations of future sales growth. Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants.

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

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Insurance Reserves

We self-insure a significant portion of expected losses under our health, workers’ compensation, general liability, employment practices liability, and property insurance programs. We purchase insurance for individual claims that exceed the retention amounts listed below:

	December 26, 2023	December 27, 2022
Employment practices liability ("EPL")	$500,000	$500,000
EPL Class Action	$2,500,000	$2,500,000
Workers' compensation	$350,000	$350,000
General liability (1)	$2,500,000	$2,500,000
Property	$250,000	$250,000
Employee healthcare	$400,000	$400,000
(1)	In addition to the retention amount of $2,500,000, we have an additional retention corridor that includes claim costs between $5,000,000 and $10,000,000 related to dram shop statutes.

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

We also recognize revenue from our franchising of Texas Roadhouse and Jaggers restaurants. This includes franchise royalties and domestic marketing and advertising fees, initial and upfront franchise fees, domestic and international development agreements and supervisory and administrative service fees. We recognize franchise royalties and domestic marketing and advertising fees as franchise restaurant sales occur. For initial and upfront franchise fees and fees from development agreements, because the services we provide related to these fees do not contain separate and distinct performance obligations from the franchise right, these fees are recognized on a straight-line basis over the term of the associated franchise agreement. We recognize fees from supervision and administrative services as incurred.

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

Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income and comprehensive income. These costs and the company restaurant contribution amounted to $28.3 million, $25.0 million and $21.1 million for the years ended December 26, 2023, December 27, 2022, and December 28, 2021, respectively.

Pre-opening Expenses

Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and consist principally of opening team and training team compensation and benefits, travel expenses, rent, food, beverage and other initial supplies and expenses.

Comprehensive Income

ASC 220, Income Statement—Reporting Comprehensive Income, establishes standards for reporting and the presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments which are excluded from net income under GAAP. Foreign currency translation adjustment represents the unrealized impact of translating the financial statements of our foreign investment.

Fair Value of Financial Instruments

Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants on the measurement date. ASC 820, Fair Value Measurement, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This includes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

inputs in measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We adopted this guidance during the 2023 fiscal year and the adoption did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This ASU primarily provides enhanced disclosures about significant segment expenses including requiring segment disclosures to include a description of other segment items by reportable segment and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods as well as the title of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact of this new standard on our segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily provides enhanced disclosures about an entity’s income tax including requiring consistent categories and greater disaggregation of the information included in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. We are currently assessing the impact of this new standard on our income tax disclosures.

(3) Revenue

The following table disaggregates our revenue by major source:

	Fiscal Year Ended
	December 26, 2023	December 27, 2022	December 28, 2021
Restaurant and other sales	$4,604,554	$3,988,791	$3,439,176
Franchise royalties	24,169	23,058	21,770
Franchise fees	2,949	3,070	3,000
Total revenue	$4,631,672	$4,014,919	$3,463,946

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The following table presents a rollforward of deferred revenue-gift cards:

	Fiscal Year Ended
	December 26, 2023	December 27, 2022
Beginning balance	$335,403	$300,657
Gift card activations, net of third-party fees	420,047	366,606
Gift card redemptions and breakage	(381,537)	(331,860)
Ending balance	373,913	335,403

We recognized restaurant sales of $209.2 million for the year ended December 26, 2023 related to amounts in deferred revenue as of December 27, 2022. We recognized restaurant sales of $190.5 million for the year ended December 27, 2022 related to amounts in deferred revenue as of December 28, 2021.

(4) Acquisitions

On December 28, 2022, the first day of the 2023 fiscal year, we completed the acquisition of eight franchise Texas Roadhouse restaurants located in Maryland and Delaware, including four in which we previously held a 5.0% equity interest. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $39.1 million, net of cash acquired, for 100% of the entities. The transactions in which we held an equity interest were accounted for as step acquisitions and we recorded a gain of $0.6 million on our previous investments in equity income from investments in unconsolidated affiliates in the consolidated statements of income and comprehensive income.

These transactions were accounted for using the acquisition method as defined in ASC 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid for these acquisitions and the estimated preliminary fair value of the assets acquired and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through December 26, 2023.

Inventory	$410
Other assets	293
Property and equipment	17,763
Operating lease right-of-use assets	4,775
Goodwill	20,067
Intangible assets	1,700
Deferred revenue-gift cards	(1,164)
Current portion of operating lease liabilities	(110)
Operating lease liabilities, net of current portion	(4,665)
$39,069

The aggregate purchase price is preliminary as we are finalizing working capital adjustments. Intangible assets represent reacquired franchise rights which are being amortized over a weighted-average useful life of 2.2 years. We expect all of the goodwill will be deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

Pro forma financial detail and operating results for the year ended December 26, 2023 have not been presented as the results of the acquired restaurants are not material to our consolidated financial position, results of operations or cash flows.

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

The following table summarizes the consideration paid for these acquisitions and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date, which are adjusted for final measurement-period adjustments.

Inventory	$321
Other assets	222
Property and equipment	4,841
Operating lease right-of-use assets	1,221
Goodwill	22,616
Intangible assets	6,100
Deferred revenue-gift cards	(947)
Current portion of operating lease liabilities	(47)
Operating lease liabilities, net of current portion	(1,174)
$33,153

Intangible assets represent reacquired franchise rights which are being amortized over a weighted-average useful life of 3.4 years. We expect all of the goodwill will be deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

Pro forma financial detail and operating results for the year ended December 27, 2022 have not been presented as the results of the acquired restaurants are not material to our consolidated financial position, results of operations or cash flows.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

As of December 26, 2023, we had no outstanding balance on the credit facility and had $295.3 million of availability, net of $4.7 million of outstanding letters of credit. As of December 27, 2022, we had $50.0 million outstanding on the credit facility, which was repaid in 2023, and $233.5 million of availability, net of $16.5 million of outstanding letters of credit. The outstanding amount as of December 27, 2022 is included as long-term debt on our consolidated balance sheet.

The interest rate for the credit facility as of December 26, 2023 and December 27, 2022 was 6.23% and 5.21%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of December 26, 2023 and December 27, 2022.

(6) Property and Equipment, Net

Property and equipment were as follows:

	December 26,	December 27,
	2023	2022
Land and improvements	$165,919	$148,220
Buildings and leasehold improvements	1,369,400	1,206,930
Furniture, fixtures and equipment	908,489	797,058
Construction in progress	93,527	73,639
Liquor licenses	16,242	12,538
	2,553,577	2,238,385
Accumulated depreciation and amortization	(1,078,855)	(968,036)
	$1,474,722	$1,270,349

For the years ended December 26, 2023, December 27, 2022 and December 28, 2021, the amount of interest capitalized in connection with restaurant construction was $0.5 million, $1.3 million and $0.2 million, respectively.

(7) Goodwill and Intangible Assets

All of our goodwill and intangible assets reside within the Texas Roadhouse reportable segment. The gross carrying amounts of goodwill and intangible assets were as follows:

	Goodwill	Intangible Assets
Balance as of December 28, 2021	$127,001	$1,520
Additions	21,731	6,900
Amortization expense	—	(2,813)
Balance as of December 27, 2022	$148,732	$5,607
Additions	20,952	900
Amortization expense	—	(3,024)
Balance as of December 26, 2023	$169,684	$3,483

Intangible assets consist of reacquired franchise rights. The gross carrying amount and accumulated amortization of the intangible assets at December 26, 2023 were $24.4 million and $20.9 million, respectively. As of December 27, 2022, the gross carrying amount and accumulated amortization of the intangible assets were $23.5 million and $17.9

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

million, respectively. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by franchise agreement. Amortization expense for the next four years is expected to range from zero to $2.2 million. Refer to Note 4 for discussion of the acquisitions completed for the years ended December 26, 2023 and December 27, 2022.

(8) Leases

We recognize right-of-use assets and lease liabilities for both real estate and equipment leases that have a term in excess of one year. As of December 26, 2023 and December 27, 2022, these amounts were as follows:

	December 26, 2023
	Real estate	Equipment	Total
Operating lease right-of-use assets	$686,271	$7,743	$694,014

Current portion of operating lease liabilities	25,812	1,599	27,411
Operating lease liabilities, net of current portion	740,446	3,030	743,476
Total operating lease liabilities	$766,258	$4,629	$770,887

	December 27, 2022
	Real estate	Equipment	Total
Operating lease right-of-use assets	$625,164	$5,094	$630,258

Current portion of operating lease liabilities	23,803	1,687	25,490
Operating lease liabilities, net of current portion	674,468	3,406	677,874
Total operating lease liabilities	$698,271	$5,093	$703,364

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Information related to our real estate operating leases for the fiscal years ended December 26, 2023 and December 27, 2022 were as follows:

	Fiscal Year Ended
Real estate costs	December 26, 2023	December 27, 2022
Operating lease	$75,068	$68,742
Variable lease	5,079	4,393
Total lease costs	$80,147	$73,135

Real estate lease liabilities maturity analysis		December 26, 2023
2024		$73,511
2025		72,379
2026		72,279
2027		72,690
2028		73,328
Thereafter		968,299
Total		$1,332,486
Less interest		566,228
Total discounted operating lease liabilities		$766,258

	Fiscal Year Ended
Real estate leases other information	December 26, 2023	December 27, 2022
Cash paid for amounts included in measurement of operating lease liabilities	$68,755	$63,269
Right-of-use assets obtained in exchange for new operating lease liabilities	$83,310	$54,666
Weighted-average remaining lease term (years)	17.71	17.57
Weighted-average discount rate	6.49%	6.34%

Operating lease payments exclude $39.2 million of future minimum lease payments for executed real estate leases of which we have not yet taken possession. In addition to the above operating leases, as of December 26, 2023, we had two finance leases with a right-of-use asset balance and lease liability balance of $2.0 million and $2.8 million, respectively. As of December 27, 2022, we had two finance leases with a right-of-use asset balance and lease liability balance of $2.1 million and $2.7 million, respectively. The right-of-use asset balance is included as a component of other assets and the lease liability balance as a component of other liabilities in the consolidated balance sheets.

In 2023, we entered into six sale leaseback transactions that generated proceeds of $16.3 million and no gain or loss was recognized on the transactions. In 2022, we entered into four sale leaseback that generated proceeds of $12.9 million and no gain or loss was recognized on the transactions. The resulting operating leases are included in the operating lease right-of-use assets and lease liabilities noted above.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(9) Income Taxes

Components of our income tax expense for the years ended December 26, 2023, December 27, 2022, and December 28, 2021 were as follows:

	Fiscal Year Ended
	December 26, 2023	December 27, 2022	December 28, 2021
Current:
Federal	$21,694	$15,549	$16,700
State	19,105	18,120	13,539
Foreign	735	590	443
Total current	41,534	34,259	30,682
Deferred:
Federal	4,518	9,664	7,391
State	(1,403)	(208)	1,505
Total deferred	3,115	9,456	8,896
Income tax expense	$44,649	$43,715	$39,578

Our pre-tax income is substantially derived from domestic restaurants.

A reconciliation of the statutory federal income tax rate to our effective tax rate for December 26, 2023, December 27, 2022, and December 28, 2021 is as follows:

	Fiscal Year Ended
	December 26, 2023	December 27, 2022	December 28, 2021
Tax at statutory federal rate	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.6	3.7	3.8
FICA tip tax credit	(11.1)	(10.5)	(9.3)
Work opportunity tax credit	(1.0)	(1.3)	(1.2)
Share-based compensation	(0.5)	(0.1)	(1.5)
Net income attributable to noncontrolling interests	(0.4)	(0.4)	(0.5)
Officers compensation	0.6	0.7	1.1
Other	0.3	0.5	0.1
Total	12.5%	13.6%	13.5%

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Components of deferred tax liabilities, net were as follows:

	December 26, 2023	December 27, 2022
Deferred tax assets:
Deferred revenue—gift cards	$32,999	$29,889
Insurance reserves	8,351	6,506
Other reserves	1,884	1,060
Share-based compensation	5,241	5,059
Operating lease liabilities	191,422	173,853
Deferred compensation	21,697	17,934
Tax credit carryforwards	45	2,740
Other assets	3,907	2,991
Total deferred tax asset	265,546	240,032
Deferred tax liabilities:
Property and equipment	(90,638)	(82,832)
Goodwill and intangibles	(9,116)	(8,374)
Operating lease right-of-use asset	(171,999)	(155,837)
Other liabilities	(16,897)	(13,968)
Total deferred tax liability	(288,650)	(261,011)
Net deferred tax liability	$(23,104)	$(20,979)

As of December 27, 2022, we had a tax credit carryforward of $2.7 million primarily related to FICA tip and Work opportunity tax credits that exceeded credit limitations. This federal carryforward was fully utilized during 2023.

A reconciliation of the beginning and ending liability for unrecognized tax benefits was as follows:

Balance at December 28, 2021	$1,528
Additions to tax positions related to prior years	1,545
Additions to tax positions related to current year	872
Reductions due to statute expiration	-
Reductions due to exam settlement	(20)
Balance at December 27, 2022	3,925
Additions to tax positions related to prior years	964
Additions to tax positions related to current year	139
Reductions due to statute expiration	(246)
Reductions due to exam settlement	-
Balance at December 26, 2023	$4,782

As of December 26, 2023 and December 27, 2022, the amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $2.5 million and $2.1 million, respectively.

As of December 26, 2023 and December 27, 2022, the total amount of accrued penalties and interest related to uncertain tax provisions was recognized as a part of income tax expense and these amounts were not material.

All entities for which unrecognized tax benefits exist as of December 26, 2023 possess a December tax year-end. As a result, as of December 26, 2023, the tax years ended December 27, 2022, December 28, 2021 and December 29, 2020 remain subject to examination by all tax jurisdictions. As of December 26, 2023, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 26, 2023, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 31, 2024.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(10) Preferred Stock

Our Board of Directors (the "Board") is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There were no shares of preferred stock outstanding at December 26, 2023 and December 27, 2022.

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

For the year ended December 26, 2023, we paid $50.0 million to repurchase 455,026 shares of our common stock. For the year ended December 27, 2022, we paid $212.9 million to repurchase 2,734,005 shares of our common stock. This included $133.1 million repurchased under our current authorized stock repurchase program and $79.7 million repurchased under our prior authorization. As of December 26, 2023, we had $116.9 million remaining under our authorized stock repurchase program.

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

The following table sets forth the calculation of earnings per share and weighted average shares outstanding as presented in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2023	2022	2021
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$304,876	$269,818	$245,294
Basic EPS:
Weighted-average common shares outstanding	66,893	67,643	69,709
Basic EPS	$4.56	$3.99	$3.52
Diluted EPS:
Weighted-average common shares outstanding	66,893	67,643	69,709
Dilutive effect of nonvested stock units	256	277	389
Shares-diluted	67,149	67,920	70,098
Diluted EPS	$4.54	$3.97	$3.50

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(13) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 26, 2023 and December 27, 2022 was $237.4 million and $205.7 million, respectively.

As of December 26, 2023 and December 27, 2022, we are contingently liable for $10.4 million and $11.3 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of December 26, 2023 or December 27, 2022, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the year ended December 26, 2023, we bought our beef primarily from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. We have no material minimum purchase commitments with our vendors that extend beyond a year.

Occasionally, we are a defendant in litigation arising in the ordinary course of business, including "slip and fall" accidents, employment related claims, dram shop statutes related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

(14) Share-based Compensation

On May 13, 2021, our shareholders approved the Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan (the "Plan"). The Plan provides for the granting of various forms of equity awards including options, stock appreciation rights, full value awards, and performance-based awards.

The Company provides restricted stock units ("RSUs") to employees as a form of share-based compensation. A RSU is the conditional right to receive one share of common stock upon satisfaction of the vesting requirement. In addition to RSUs, the Company provides performance stock units ("PSUs") to certain members of management as a form of share-based compensation. A PSU is the conditional right to receive one share of common stock upon meeting a performance obligation along with the satisfaction of the vesting requirement.

The following table summarizes the share-based compensation recorded in the accompanying consolidated statements of income and comprehensive income:

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2023	2022	2021
Labor expense	$11,470	$10,656	$10,323
General and administrative expense	22,760	26,007	27,816
Total share-based compensation expense	$34,230	$36,663	$38,139

We recognize expense for RSUs and PSUs over the vesting term based on the grant date fair value of the award. We record forfeitures as they occur. Activity for our share-based compensation by type of grant for the year ended December 26, 2023 is presented below.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 27, 2022	494,839	$84.55
Granted	346,013	103.87
Forfeited	(38,111)	90.34
Vested	(360,414)	85.48
Outstanding at December 26, 2023	442,327	$98.41	0.9	$53,602

As of December 26, 2023, with respect to unvested RSUs, there was $20.6 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.9 years. The vesting terms of all RSUs range from 1.0 to 5.0 years. The total intrinsic value of RSUs vested during the years ended December 26, 2023, December 27, 2022 and December 28, 2021 was $37.8 million, $37.1 million and $54.7 million, respectively. The excess tax benefit associated with vested RSUs for the years ended December 26, 2023, December 27, 2022 and December 28, 2021 was $1.7 million, $0.4 million and $4.3 million, respectively, which was recognized in the income tax provision.

Summary Details for PSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 27, 2022	29,600	$87.52
Granted	40,000	95.76
Performance shares adjustment (1)	6,179	85.46
Forfeited	(8,700)	91.85
Vested	(31,379)	87.05
Outstanding at December 26, 2023	35,700	$94.61	0.1	$4,324
(1)	Additional shares from the January 2022 PSU grant that vested in January 2023 due to exceeding the initial 100% target.

We grant PSUs to certain members of management subject to a one-year vesting and the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period. Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period. For each grant, PSUs vest after meeting the performance and service conditions. The total intrinsic value of PSUs vested during the years ended December 26, 2023, December 27, 2022 and December 28, 2021 was $3.3 million, $5.4 million and $0.4 million, respectively.

On January 8, 2024, approximately 43,000 shares vested related to the January 2023 PSU grant and are expected to be distributed during the 13 weeks ending March 26, 2024. As of December 26, 2023, with respect to unvested PSUs, the amount of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.1 year was not significant. The allowable excess tax benefit associated with vested PSUs for the years ended December 26, 2023, December 27, 2022 and December 28, 2021 was not significant.

(15) Employee Benefit Plans

We have a defined contribution benefit plan ("401(k) Plan") that is available to our Support Center employees and managers in our restaurants who meet certain compensation and eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Beginning in 2022, we implemented a company match of a certain percentage of the employee contributions to the 401(k) Plan. For the year ended December 26, 2023, company contributions totaling $7.1

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

million and $1.8 million were recorded in labor expense and general and administrative expense, respectively, within the consolidated statements of income and comprehensive income. For the year ended December 27, 2022, company contributions totaling $5.4 million and $1.6 million were recorded in labor expense and general and administrative expense, respectively, within the consolidated statements of income and comprehensive income.

We also have a deferred compensation plan which allows highly compensated employees to defer a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. Beginning in 2023, we implemented a company match of a certain percentage of the employee contributions to the deferred compensation plan. For the year ended December 26, 2023, company contributions totaling $1.6 million and $1.5 million were recorded in labor expense and general and administrative expense, respectively, within the consolidated statements of income and comprehensive income. Refer to Note 16 for further discussion on the fair value measurement of the deferred compensation plan assets and liabilities.

(16) Fair Value Measurement

At December 26, 2023 and December 27, 2022, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values based on the short-term nature of these instruments. At December 27, 2022, the fair value of our credit facility approximated its carrying value since it is a variable rate credit facility (Level 2). There were no transfers among levels within the fair value hierarchy during the year ended December 26, 2023.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 26, 2023	December 27, 2022
Deferred compensation plan—assets	1	$81,316	$61,835
Deferred compensation plan—liabilities	1	$(81,222)	$(61,668)

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

The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurements			Total gain (loss)
				Fiscal Year Ended
		December 26,	December 27,	December 26,	December 27,
	Level	2023	2022	2023	2022
Long-lived assets held for sale	3	$—	$—	$—	$690
Long-lived assets held for use	3	$—	$2,000	$—	$(997)
Operating lease right-of-use assets	3	$—	$—	$—	$(708)

Long-lived assets held for sale included land and building at a site that relocated. These assets were sold during the fiscal year ended December 27, 2022 and resulted in a gain of $0.7 million which is included in impairment and closure, net in our consolidated statements of income and comprehensive income.

Long-lived assets held for use include the land and building for one underperforming restaurant that was impaired down to fair value in 2022. These assets were valued using a Level 3 input. This impairment, which totaled $1.0 million, is included in impairment and closure costs, net in our consolidated statements of income and comprehensive income. For further discussion of impairment charges, refer to Note 17.

Operating lease right-of-use assets as of December 27, 2022 includes the lease related assets for two restaurants that

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

were relocated in 2022. These assets were reduced to a fair value of zero in 2022. This resulted in a loss of $0.7 million for the fiscal year ended December 27, 2022, which is included in impairment and closure, net in our consolidated statements of income and comprehensive income.

(17) Impairment and Closure Costs

We recorded impairment and closure costs of $0.3 million, $1.6 million and $0.7 million for the years ended December 26, 2023, December 27, 2022 and December 28, 2021, respectively.

Impairment and closure costs in 2023 included $0.3 million related to ongoing closure costs for stores which have relocated.

Impairment and closure costs in 2022 included $1.7 million related to the impairment of the land, building and operating lease right-of-use assets at three restaurants, two of which were relocated and $0.6 million related to ongoing closure costs. This was partially offset by a $0.7 million gain on the sale of land and building that was previously classified as assets held for sale.

Impairment and closure costs in 2021 included $0.7 million related to the impairment of the fixed assets and operating lease right-of-use assets at two restaurants, both of which have relocated.

(18) Related Party Transactions

As of December 26, 2023, December 27, 2022 and December 28, 2021, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. We recognized revenue of $2.0 million, $1.8 million and $1.7 million for the years ended December 26, 2023, December 27, 2022, and December 28, 2021, respectively, related to these restaurants.

(19) Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba's 33, Jaggers and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba's 33. The Texas Roadhouse reportable segment includes the results of our domestic company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our domestic company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, Corporate-related segment assets, depreciation and amortization and capital expenditures are also included in Other.

Management uses restaurant margin as the measure for assessing performance of our segments. Restaurant margin represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives. Restaurant margin is used by our CODM to evaluate core restaurant-level operating efficiency and performance.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended December 26, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$4,331,823	$247,195	$25,536	$4,604,554
Restaurant operating costs (excluding depreciation and amortization)	3,660,665	213,253	22,672	3,896,590
Restaurant margin	$671,158	$33,942	$2,864	$707,964

Depreciation and amortization	$126,719	$14,210	$12,273	$153,202
Segment assets	2,290,213	232,086	271,077	2,793,376
Capital expenditures	306,599	27,908	12,527	347,034

	Fiscal Year Ended December 27, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,762,884	$211,690	$14,217	$3,988,791
Restaurant operating costs (excluding depreciation and amortization)	3,162,687	184,756	13,847	3,361,290
Restaurant margin	$600,197	$26,934	$370	$627,501

Depreciation and amortization	$112,546	$13,012	$11,679	$137,237
Segment assets	2,015,173	201,503	308,989	2,525,665
Capital expenditures	204,662	30,625	10,834	246,121

	Fiscal Year Ended December 28, 2021
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,253,889	$174,355	$10,932	$3,439,176
Restaurant operating costs (excluding depreciation and amortization)	2,701,850	145,493	10,101	2,857,444
Restaurant margin	$552,039	$28,862	$831	$581,732

Depreciation and amortization	$105,079	$12,700	$8,982	$126,761
Segment assets	1,874,620	179,856	457,476	2,511,952
Capital expenditures	167,746	23,408	9,538	200,692

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income (expense), net and equity income (loss) from investments in unconsolidated affiliates to reportable segments.

	Fiscal Year Ended
	December 26, 2023	December 27, 2022	December 28, 2021
Restaurant margin	$707,964	$627,501	$581,732

Add:
Franchise royalties and fees	27,118	26,128	24,770

Less:
Pre-opening	29,234	21,883	24,335
Depreciation and amortization	153,202	137,237	126,761
Impairment and closure, net	275	1,600	734
General and administrative	198,382	172,712	157,480
Income from operations	$353,989	$320,197	$297,192