Form 10-Q
period 2024-03-26
Texas Roadhouse, Inc.
filed 2024-05-03
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2024

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

The number of shares of common stock outstanding were 66,790,637 on April 24, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 26, 2024	December 26, 2023
Assets
Current assets:
Cash and cash equivalents	$213,428	$104,246
Receivables, net of allowance for doubtful accounts of $45 at March 26, 2024 and $35 at December 26, 2023	53,906	175,474
Inventories, net	38,384	38,320
Prepaid income taxes	—	3,262
Prepaid expenses and other current assets	38,677	35,172
Total current assets	344,395	356,474
Property and equipment, net of accumulated depreciation of $1,117,520 at March 26, 2024 and $1,078,855 at December 26, 2023	1,499,860	1,474,722
Operating lease right-of-use assets, net	715,731	694,014
Goodwill	169,684	169,684
Intangible assets, net of accumulated amortization of $21,484 at March 26, 2024 and $20,929 at December 26, 2023	2,928	3,483
Other assets	97,803	94,999
Total assets	$2,830,401	$2,793,376
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$27,545	$27,411
Accounts payable	140,287	131,638
Deferred revenue-gift cards	266,482	373,913
Accrued wages	85,781	68,062
Income taxes payable	14,957	112
Accrued taxes and licenses	45,757	42,758
Other accrued liabilities	105,619	101,540
Total current liabilities	686,428	745,434
Operating lease liabilities, net of current portion	766,516	743,476
Restricted stock and other deposits	9,414	8,893
Deferred tax liabilities, net	23,306	23,104
Other liabilities	121,621	114,958
Total liabilities	1,607,285	1,635,865
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,846,291 and 66,789,464 shares issued and outstanding at March 26, 2024 and December 26, 2023, respectively)	67	67
Retained earnings	1,207,119	1,141,595
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,207,186	1,141,662
Noncontrolling interests	15,930	15,849
Total equity	1,223,116	1,157,511
Total liabilities and equity	$2,830,401	$2,793,376

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 26, 2024	March 28, 2023
Revenue:
Restaurant and other sales	$1,314,152	$1,167,583
Franchise royalties and fees	7,065	6,773
Total revenue	1,321,217	1,174,356
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	445,091	410,711
Labor	427,547	385,819
Rent	19,425	17,828
Other operating	193,642	167,529
Pre-opening	8,095	5,377
Depreciation and amortization	41,493	36,227
Impairment and closure, net	201	55
General and administrative	52,595	49,865
Total costs and expenses	1,188,089	1,073,411
Income from operations	133,128	100,945
Interest income, net	1,408	1,238
Equity income from investments in unconsolidated affiliates	257	755
Income before taxes	$134,793	$102,938
Income tax expense	18,803	14,334
Net income including noncontrolling interests	115,990	88,604
Less: Net income attributable to noncontrolling interests	2,784	2,217
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$113,206	$86,387

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.69	$1.29
Diluted	$1.69	$1.28
Weighted average shares outstanding:
Basic	66,843	67,016
Diluted	67,105	67,293
Cash dividends declared per share	$0.61	$0.55

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended March 26, 2024
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 26, 2023	66,789,464	$67	$—	$1,141,595	$1,141,662	$15,849	$1,157,511
Net income	—	—	—	113,206	113,206	2,784	115,990
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,703)	(2,703)
Dividends declared ($0.61 per share)	—	—	—	(40,791)	(40,791)	—	(40,791)
Shares issued under share-based compensation plans including tax effects	171,259	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(54,170)	—	(7,473)	—	(7,473)	—	(7,473)
Repurchase of shares of common stock, including excise tax as applicable	(60,262)	—	(2,050)	(6,891)	(8,941)	—	(8,941)
Share-based compensation	—	—	9,523	—	9,523	—	9,523
Balance, March 26, 2024	66,846,291	$67	$—	$1,207,119	$1,207,186	$15,930	$1,223,116

	For the 13 Weeks Ended March 28, 2023
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 27, 2022	66,973,311	$67	$13,139	$999,432	$1,012,638	$15,024	$1,027,662
Net income	—	—	—	86,387	86,387	2,217	88,604
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,950)	(1,950)
Dividends declared ($0.55 per share)	—	—	—	(36,878)	(36,878)	—	(36,878)
Shares issued under share-based compensation plans including tax effects	173,620	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(53,874)	—	(5,430)	—	(5,430)	—	(5,430)
Repurchase of shares of common stock, including excise tax as applicable	(92,751)	—	(9,623)	—	(9,623)	—	(9,623)
Share-based compensation	—	—	8,154	—	8,154	—	8,154
Balance, March 28, 2023	67,000,306	$67	$6,240	$1,048,941	$1,055,248	$15,291	$1,070,539

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 26, 2024	March 28, 2023
Cash flows from operating activities:
Net income including noncontrolling interests	$115,990	$88,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,493	36,227
Deferred income taxes	202	2,988
Loss on disposition of assets	369	1,223
Impairment and closure costs	(8)	—
Equity income from investments in unconsolidated affiliates	(257)	(755)
Distributions of income received from investments in unconsolidated affiliates	238	170
Provision for doubtful accounts	9	28
Share-based compensation expense	9,523	8,154
Changes in operating working capital, net of acquisitions:
Receivables	121,558	109,483
Inventories	(64)	1,612
Prepaid expenses and other current assets	(3,505)	(3,224)
Other assets	(1,212)	(2,265)
Accounts payable	13,946	10,418
Deferred revenue—gift cards	(107,431)	(95,838)
Accrued wages	17,719	11,609
Prepaid income taxes and income taxes payable	18,105	10,381
Accrued taxes and licenses	3,515	3,137
Other accrued liabilities	5,973	3,044
Operating lease right-of-use assets and lease liabilities	614	1,090
Other liabilities	6,662	2,895
Net cash provided by operating activities	243,439	188,981
Cash flows from investing activities:
Capital expenditures—property and equipment	(77,672)	(66,733)
Acquisition of franchise restaurants, net of cash acquired	—	(39,111)
Proceeds from sale of investments in unconsolidated affiliates	—	472
Proceeds from sale of property and equipment	202	—
Proceeds from sale leaseback transactions	2,778	2,072
Net cash used in investing activities	(74,692)	(103,300)
Cash flows from financing activities:
Payments on revolving credit facility	—	(50,000)
Distributions to noncontrolling interest holders	(2,703)	(1,950)
Proceeds from restricted stock and other deposits, net	343	482
Indirect repurchase of shares for minimum tax withholdings	(7,473)	(5,430)
Repurchase of shares of common stock	(8,941)	(9,623)
Dividends paid to shareholders	(40,791)	(36,878)
Net cash used in financing activities	(59,565)	(103,399)
Net increase (decrease) in cash and cash equivalents	109,182	(17,718)
Cash and cash equivalents—beginning of period	104,246	173,861
Cash and cash equivalents—end of period	$213,428	$156,143
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$238	$411
Income taxes paid	$497	$965
Capital expenditures included in current liabilities	$39,817	$30,908

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of March 26, 2024 and December 26, 2023 and for the 13 weeks ended March 26, 2024 and March 28, 2023.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of March 26, 2024, we owned and operated 644 restaurants and franchised an additional 109 restaurants in 49 states and ten foreign countries. Of the 109 franchise restaurants, there were 59 domestic restaurants and 50 international restaurants. As of March 26, 2023, we owned and operated 611 restaurants and franchised an additional 93 restaurants in 49 states and ten foreign countries. Of the 93 franchise restaurants, there were 54 domestic restaurants and 39 international restaurants.

As of March 26, 2024 and March 28, 2023, we owned a majority interest in 20 company restaurants. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income.

As of March 26, 2024 and March 28, 2023, we owned a 5.0% to 10.0% equity interest in 20 and 19 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the valuation of property and equipment, goodwill, lease liabilities and right-of-use assets, obligations related to insurance reserves, legal reserves, income taxes, and gift card breakage. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 weeks ended March 26, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2023.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2) Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This ASU primarily provides enhanced disclosures about significant segment expenses including requiring segment disclosures to include a description of other segment items by reportable segment and any additional measures of a segment’s profit or loss used by the chief operating decision maker ("CODM") when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods as well as the title of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact of this new standard on our segment reporting disclosures and expect to provide additional detail and disclosures under this new guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily provides enhanced disclosures about an entity’s income tax including requiring consistent categories and greater disaggregation of the information included in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. We are currently assessing the impact of this new standard on our income tax disclosures and expect to provide additional detail and disclosures under this new guidance.

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

We are required to pay interest on outstanding borrowings at the Term Secured Overnight Financing Rate ("SOFR"), plus a fixed adjustment of 0.10% and a variable adjustment of 0.875% to 1.875% depending on our leverage ratio.

As of March 26, 2024 and December 26, 2023, we had no outstanding borrowings under the credit facility and had $295.3 million of availability, net of $4.7 million of outstanding letters of credit.

The interest rate for the credit facility as of March 26, 2024 and March 28, 2023 was 6.20% and 5.47%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of March 26, 2024.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended
	March 26, 2024	March 28, 2023
Restaurant and other sales	$1,314,152	$1,167,583
Franchise royalties	6,848	6,019
Franchise fees	217	754
Total revenue	$1,321,217	$1,174,356

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended
	March 26, 2024	March 28, 2023
Beginning balance	$373,913	$335,403
Gift card activations, net of third-party fees	56,239	50,563
Gift card redemptions and breakage	(163,670)	(145,237)
Ending balance	$266,482	$240,729

We recognized restaurant sales of $137.9 million for the 13 weeks ended March 26, 2024 related to amounts in deferred revenue as of December 26, 2023. We recognized restaurant sales of $119.6 million for the 13 weeks ended March 28, 2023 related to amounts in deferred revenue as of December 27, 2022.

(5) Income Taxes

The effective tax rate was 13.9% for the 13 weeks ended March 26, 2024 and March 28, 2023. During the 13 weeks ended March 26, 2024, a decrease in the benefit of the FICA tip and work opportunity tax credits, which was driven by increased profitability, was offset by an increase in the excess tax benefits related to stock compensation.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at March 26, 2024 and December 26, 2023 was $236.5 million and $237.4 million, respectively.

As of March 26, 2024 and December 26, 2023, we were contingently liable for $10.1 million and $10.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 26, 2024 and December 26, 2023, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 weeks ended March 26, 2024 and March 28, 2023, we bought our beef primarily from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. We have no material minimum purchase commitments with our vendors that extend beyond a year.

Occasionally, we are a defendant in litigation arising in the ordinary course of business, including "slip and fall" accidents, employment related claims, claims related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health or operational concerns.  None of these types of litigation, most of which are covered by insurance at varying retention levels, has had a material adverse effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

(7)   Acquisitions

On December 28, 2022, the first day of the 2023 fiscal year, we completed the acquisition of eight franchise Texas Roadhouse restaurants located in Maryland and Delaware, including four in which we previously held a 5.0% equity interest. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $39.1 million, net of cash acquired, for 100% of the entities. The transactions in which we held an equity interest were accounted for as step acquisitions, and we recorded a gain of $0.6 million on our previous investments in equity income from investments in unconsolidated affiliates in the unaudited condensed consolidated statements of income.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

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

(8)   Related Party Transactions

As of March 26, 2024 and March 28, 2023, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. We recognized revenue of $0.5 million for both of the 13 weeks ended March 26, 2024 and March 28, 2023, respectively, related to the four franchise restaurants.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding as presented in the accompanying unaudited condensed consolidated statements of income:

	13 Weeks Ended
	March 26, 2024	March 28, 2023
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$113,206	$86,387
Basic EPS:
Weighted-average common shares outstanding	66,843	67,016
Basic EPS	$1.69	$1.29
Diluted EPS:
Weighted-average common shares outstanding	66,843	67,016
Dilutive effect of nonvested stock units	262	277
Shares-diluted	67,105	67,293
Diluted EPS	$1.69	$1.28

(10) Fair Value Measurements

At March 26, 2024 and December 26, 2023, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 26, 2024.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 26, 2024	March 28, 2023
Deferred compensation plan—assets	1	$84,200	$64,682
Deferred compensation plan—liabilities	1	$(84,200)	$(64,476)

We report the accounts of the deferred compensation plan in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated balance sheets. These investments are considered trading securities and are reported at fair value based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the unaudited condensed consolidated statements of income.

(11) Stock Repurchase Program

On March 17, 2022, our Board of Directors (the "Board") approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases are determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions, and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

For the 13 weeks ended March 26, 2024, we paid $8.9 million to repurchase 60,262 shares of our common stock. For the 13 weeks ended March 28, 2023, we paid $9.6 million to repurchase 92,751 shares of our common stock. As of March 26, 2024, $107.9 million remained under our authorized stock repurchase program.

(12) Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba’s 33, Jaggers, and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba’s 33. The Texas Roadhouse reportable segment includes the results of our domestic company

Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our domestic company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, corporate-related segment assets, depreciation and amortization, and capital expenditures are also included in Other.

Management uses restaurant margin as the primary measure for assessing performance of our segments. Restaurant margin represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives. Restaurant margin is used by our CODM to evaluate restaurant-level operating efficiency and performance.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended March 26, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,236,138	$70,650	$7,364	$1,314,152
Restaurant operating costs (excluding depreciation and amortization)	1,020,925	58,480	6,300	1,085,705
Restaurant margin	$215,213	$12,170	$1,064	$228,447

Depreciation and amortization	$34,756	$3,867	$2,870	$41,493
Capital expenditures	67,830	7,960	1,882	77,672

	For the 13 Weeks Ended March 28, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,100,926	$61,369	$5,288	$1,167,583
Restaurant operating costs (excluding depreciation and amortization)	923,936	52,916	5,035	981,887
Restaurant margin	$176,990	$8,453	$253	$185,696

Depreciation and amortization	$29,888	$3,447	$2,892	$36,227
Capital expenditures	57,137	6,255	3,341	66,733

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended
	March 26, 2024	March 28, 2023
Restaurant margin	$228,447	$185,696

Add:
Franchise royalties and fees	7,065	6,773

Less:
Pre-opening	8,095	5,377
Depreciation and amortization	41,493	36,227
Impairment and closure, net	201	55
General and administrative	52,595	49,865
Income from operations	$133,128	$100,945

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates, and projections about our industry and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will", and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 26, 2023, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties, and other factors that may affect our business, results of operations, or financial condition.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 753 restaurants in 49 states and ten foreign countries. As of March 26, 2024, our 753 restaurants included:

●	644 company restaurants, of which 624 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income. Of the 644 company restaurants, we operated 591 as Texas Roadhouse restaurants, 45 as Bubba’s 33 restaurants, and eight as Jaggers restaurants.

●	109 franchise restaurants, of which 20 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income. Of the 109 franchise restaurants, 56 were domestic Texas Roadhouse restaurants, three were domestic Jaggers restaurants, and 50 were international Texas Roadhouse restaurants.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 54 of the 59 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 26, 2024 and March 28, 2023, are referred to as Q1 2024 and Q1 2023, respectively. Fiscal year 2024 will be 53 weeks in length, while the fourth quarter will be 14 weeks in length. Fiscal year 2023 was 52 weeks in length, while the quarters were 13 weeks in length.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

●	Comparable Restaurant Sales. Comparable restaurant sales reflect the change in sales for all company restaurants across all concepts, unless otherwise noted, over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold, and the mix of dine-in versus to-go sales can affect the per person average check amount.

●	Average Unit Volume. Average unit volume represents the average quarterly or annual restaurant sales for Texas Roadhouse and Bubba’s 33 restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales growth levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales growth levels higher than the company average.

●	Store Weeks and New Restaurant Openings. Store weeks represent the number of weeks that all company restaurants across all concepts, unless otherwise noted, were open during the reporting period. Store weeks include weeks in which a restaurant is temporarily closed. Store week growth is driven by new restaurant openings and franchise acquisitions. New restaurant openings reflect the number of restaurants opened during a particular fiscal period, excluding store relocations. We consider store openings that occur simultaneously with a store closure in the same trade area to be a relocation.

●	Restaurant Margin. Restaurant margin (in dollars, as a percentage of restaurant and other sales, and per store week) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin is not a measurement determined in accordance with U.S. generally accepted accounting principles ("GAAP") and should not be considered in isolation, or as an alternative, to income from operations. This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded. Restaurant margin is widely regarded as a useful metric by which to evaluate core restaurant-level operating efficiency and performance over various reporting periods on a consistent basis.

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

Other Key Definitions

●	Restaurant and Other Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in our unaudited condensed consolidated statements of income. Other sales include the net impact of the amortization of third party gift card fees and gift card breakage income, sales related to our non-royalty based retail products, and content revenue related to our tabletop kiosk devices.
●	Franchise Royalties and Fees. Franchise royalties consist of royalties, as defined in our franchise agreement, paid to us by our domestic and international franchisees. Domestic and international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.

●	Food and Beverage Costs. Food and beverage costs consist of the costs of raw materials and ingredients used in the preparation of food and beverage products sold in our company restaurants. Approximately half of our food and beverage costs relate to beef.

●	Restaurant Labor Expenses. Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners. These profit sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

●	Restaurant Rent Expense. Restaurant rent expense includes all rent, except pre-opening rent, associated with the leasing of real estate and includes base, percentage, and straight-line rent expense.

●	Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are credit card fees, profit sharing incentive compensation for our restaurant managing partners and market partners, utilities, supplies, general liability insurance, advertising, repairs and maintenance, property taxes, and outside services.

●	Pre-opening Expenses. Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and consist principally of opening and training team compensation and benefits, travel expenses, rent, food, beverage, and other initial supplies and expenses. The majority of pre-opening costs incurred relate to the hiring and training of employees due to the significant investment we make in training our people. Pre-opening costs vary by location depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open each restaurant.

●	Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relates to restaurant-level assets.

●	Impairment and Closure Costs, Net. Impairment and closure costs, net include any impairment of long-lived assets, including property and equipment, operating lease right-of-use assets, and goodwill, and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as costs associated with closed or relocated restaurants.

●	General and Administrative Expenses. General and administrative expenses comprise expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. This includes salary, incentive-based and share-based compensation expense related to executive officers and Support Center employees, salary and share-based compensation expense related to market partners, software hosting fees, professional fees, group insurance, advertising expense, and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

●	Interest Income, Net. Interest income, net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees, as applicable.

●	Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of March 26, 2024, and March 28, 2023, we owned a 5.0% to 10.0% equity interest in 20 and 19 domestic franchise restaurants, respectively.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 majority-owned restaurants for all periods presented.

Q1 2024 Financial Highlights

Total revenue increased $146.9 million or 12.5% to $1,321.2 million in Q1 2024 compared to $1,174.4 million in Q1 2023 primarily due to an increase in comparable restaurant sales and store weeks. Comparable restaurant sales and store weeks increased 8.4% and 4.9%, respectively, at company restaurants in Q1 2024 compared to Q1 2023. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in our per person average check. The increase in store weeks was due to new store openings.

Net income increased $26.8 million or 31.0% to $113.2 million in Q1 2024 compared to $86.4 million in Q1 2023 primarily due to higher restaurant margin dollars, as described below, partially offset by higher general and administrative, pre-opening, and depreciation and amortization expenses. Diluted earnings per share increased 31.4% to $1.69 in Q1 2024 from $1.28 in Q1 2023 primarily due to the increase in net income.

Restaurant margin dollars increased $42.8 million or 23.0% to $228.4 million in Q1 2024 compared to $185.7 million in Q1 2023 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, increased to 17.4% in Q1 2024 compared to 15.9% in Q1 2023.  The increase in restaurant margin, as a percentage of restaurant and other sales, was driven by higher sales partially offset by higher general liability insurance expense. The benefit of a higher average guest check and labor productivity more than offset wage and other labor inflation of 4.3% and commodity inflation of 0.9%.

In addition, we incurred $77.7 million of capital expenditures, paid dividends of $40.8 million, and repurchased $8.9 million of common stock.

Results of Operations

(in thousands)

	13 Weeks Ended
	March 26, 2024		March 28, 2023
	$	%	$	%

Condensed Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,314,152	99.5	1,167,583	99.4
Franchise royalties and fees	7,065	0.5	6,773	0.6
Total revenue	1,321,217	100.0	1,174,356	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	445,091	33.9	410,711	35.2
Labor	427,547	32.5	385,819	33.0
Rent	19,425	1.5	17,828	1.5
Other operating	193,642	14.7	167,529	14.3
(As a percentage of total revenue)
Pre-opening	8,095	0.6	5,377	0.5
Depreciation and amortization	41,493	3.1	36,227	3.1
Impairment and closure, net	201	NM	55	NM
General and administrative	52,595	4.0	49,865	4.2
Total costs and expenses	1,188,089	89.9	1,073,411	91.4
Income from operations	133,128	10.1	100,945	8.6
Interest income, net	1,408	0.1	1,238	0.1
Equity income from investments in unconsolidated affiliates	257	NM	755	0.1
Income before taxes	134,793	10.2	102,938	8.8
Income tax expense	18,803	1.4	14,334	1.2
Net income including noncontrolling interests	115,990	8.8	88,604	7.5
Net income attributable to noncontrolling interests	2,784	0.2	2,217	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	113,206	8.6	86,387	7.4

NM — Not meaningful

	Reconciliation of Income from Operations to Restaurant Margin
	(in thousands)
	13 Weeks Ended
	March 26, 2024	March 28, 2023

Income from operations	$133,128	$100,945

Less:
Franchise royalties and fees	7,065	6,773

Add:
Pre-opening	8,095	5,377
Depreciation and amortization	41,493	36,227
Impairment and closure, net	201	55
General and administrative	52,595	49,865
Restaurant margin	$228,447	$185,696

Restaurant margin $/store week	$27,577	$23,505
Restaurant margin (as a percentage of restaurant and other sales)	17.4%	15.9%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 26, 2023	741	686	45	10
Company openings	9	9	—	—
Franchise openings - Domestic	1	—	—	1
Franchise openings - International	2	2	—	—
Balance at March 26, 2024	753	697	45	11

	March 26, 2024	March 28, 2023
Company - Texas Roadhouse	591	564
Company - Bubba's 33	45	40
Company - Jaggers	8	7
Total company	644	611

Franchise - Texas Roadhouse - Domestic	56	54
Franchise - Jaggers - Domestic	3	—
Franchise - Texas Roadhouse - International	50	39
Total franchise	109	93

Total	753	704

Q1 2024 compared to Q1 2023

Restaurant and Other Sales

Restaurant and other sales increased 12.6% in Q1 2024 compared to Q1 2023. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2024	Q1 2023
Company Restaurants:
Increase in store weeks	4.9%	6.0%
Increase in average unit volume	7.7%	12.5%
Other (1)	—%	0.4%
Total increase in restaurant sales	12.6%	18.9%
Other sales	—%	0.1%
Total increase in restaurant and other sales	12.6%	19.0%

Store weeks	8,284	7,900
Comparable restaurant sales	8.4%	12.9%

Texas Roadhouse restaurants:
Store weeks	7,595	7,304
Comparable restaurant sales	8.7%	13.1%
Average unit volume (in thousands) (2)	$2,133	$1,966

Weekly sales by group:
Comparable restaurants (549 and 527 units)	$164,332	$151,439
Average unit volume restaurants (17 and 22 units)	$156,114	$146,220
Restaurants less than six months old (25 and 15 units)	$149,400	$162,150

Bubba's 33 restaurants:
Store weeks	585	520
Comparable restaurant sales	3.5%	8.7%
Average unit volume (in thousands) (2)	$1,547	$1,521

Weekly sales by group:
Comparable restaurants (37 and 34 units)	$121,086	$116,916
Average unit volume restaurants (4 and 3 units)	$100,079	$117,920
Restaurants less than six months old (4 and 3 units)	$135,977	$127,955
(1)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed during the period.

(2)	Average unit volume includes restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increase in restaurant sales for Q1 2024 was primarily attributable to an increase in store weeks and an increase in comparable restaurant sales. The increase in store weeks was driven by the opening of new restaurants. The increase in comparable restaurant sales was driven by an increase in guest traffic counts along with an increase in our per person average check as shown in the table below.

	Q1 2024	Q1 2023
Guest traffic counts	4.3%	7.6%
Per person average check	4.1%	5.3%
Comparable restaurant sales growth	8.4%	12.9%

The increase in Q1 2024 guest traffic counts includes an increase in dine-in and to-go traffic. To-go sales as a percentage of restaurant sales were 13.1% for Q1 2024 compared to 12.8% for Q1 2023.

Per person average check includes the benefit of menu price increases of approximately 2.2% and 2.7% implemented in Q2 2023 and Q4 2023, respectively. We implemented a menu price increase of 2.2% in early Q2 2024.

In Q1 2024, we opened nine Texas Roadhouse company restaurants. In 2024, we expect store week growth of approximately 8% across all concepts, including a benefit of 2% from the 53rd week.

Other sales include the net impact of the amortization of third party gift card fees and gift card breakage income, sales related to our non-royalty based retail products, and content revenue related to our tabletop kiosk devices. The net impact of these amounts was a reduction to other sales of $6.1 million in Q1 2024 and $5.1 million in Q1 2023.

Franchise Royalties and Fees

Franchise royalties and fees increased by $0.3 million or 4.3% in Q1 2024 compared to Q1 2023. The increase was due to comparable restaurant sales growth and new store openings partially offset by a reclassification of $0.6 million related to certain items that were previously reported in general and administrative expense in our unaudited condensed consolidated statements of income.

In Q1 2024, our existing franchise partners opened two international Texas Roadhouse restaurants and one Jaggers domestic franchise restaurant.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, decreased to 33.9% in Q1 2024 compared to 35.2% in Q1 2023. The decrease in Q1 2024 was primarily driven by the benefit of a higher average guest check partially offset by commodity inflation of 0.9% primarily due to higher beef costs.

In total for 2024, we expect commodity inflation of approximately 3% for the year with prices locked for approximately 60% of our remaining forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 32.5% in Q1 2024 compared to 33.0% in Q1 2023. The decrease was primarily driven by the benefit of a higher average guest check and labor productivity partially offset by wage and other labor inflation of 4.3% in Q1 2024. Wage and other labor inflation was driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people.

In 2024, we anticipate our labor costs will continue to be pressured by wage and other labor inflation of 4% to 5%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, was 1.5% in Q1 2024 and Q1 2023. In Q1 2024, increase in average unit volume was offset by higher rent expense, as a percentage of restaurant and other sales, at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, increased to 14.7% in Q1 2024 compared to 14.3% in Q1 2023. The increase was driven by an increase in general liability insurance expense of $4.4 million, as compared to the prior year period, and higher incentive compensation expense partially offset by an increase in average unit volume and lower supplies expense. The increase in general liability insurance expense was due to unfavorable claims experience and an increase in retention levels.

Pre-opening Expenses

Pre-opening expenses were $8.1 million in Q1 2024 compared to $5.4 million in Q1 2023 driven by an increase in the number and timing of new store openings. Pre-opening costs will fluctuate from quarter to quarter based on specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percentage of total revenue, was 3.1% in Q1 2024 and Q1 2023. In Q1 2024, the increase in average unit volume was offset by higher depreciation at our newer restaurants.

Impairment and Closure Costs, Net

Impairment and closure costs, net was $0.2 million in Q1 2024 and was not significant in Q1 2023. In Q1 2024, impairment and closure costs, net included closure costs related to a planned restaurant relocation.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, decreased to 4.0% in Q1 2024 compared to 4.2% in Q1 2023. The decrease was driven by an increase in average unit volume and a separation payout of $2.6 million in Q1 2023 related to the retirement of an executive officer partially offset by an increase in incentive compensation expense.

Interest Income, Net

Interest income, net was $1.4 million and $1.2 million in Q1 2024 and Q1 2023, respectively. The increase was driven by increased earnings on our cash and cash equivalents and decreased borrowings on our revolving credit facility.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $0.3 million in Q1 2024 compared to $0.8 million in Q1 2023. The decrease in Q1 2024 was primarily driven by a $0.6 million gain on the acquisition of four of these affiliates in Q1 2023.

Income Tax Expense

Our effective tax rate was 13.9% in Q1 2024 and Q1 2023. In Q1 2024, a decrease in the benefit of the FICA tip and work opportunity tax credits, which was driven by increased profitability, was offset by an increase in the excess tax benefits related to stock compensation. For 2024, we expect an effective tax rate of approximately 14% based on forecasted operating results.

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

Management uses restaurant margin as the primary measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives that is included in Other. Restaurant margin is used by our CODM to evaluate restaurant-level operating efficiency and performance. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section above.

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	March 26, 2024		March 28, 2023
Texas Roadhouse	$215,213	17.4%	$176,990	16.1%
Bubba's 33	12,170	17.2	8,453	13.8
Other	1,064	14.4	253	4.8
Total	$228,447	17.4%	$185,696	15.9%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $38.2 million or 21.6% in Q1 2024. The increase was primarily due to higher sales partially offset by an increase in general liability expense and wage and other labor inflation.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $3.7 million or 44.0% in Q1 2024. The increase was primarily due to higher sales and commodity deflation, driven by poultry, partially offset by wage and other labor inflation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	13 Weeks Ended
	March 26, 2024	March 28, 2023
Net cash provided by operating activities	$243,439	$188,981
Net cash used in investing activities	(74,692)	(103,300)
Net cash used in financing activities	(59,565)	(103,399)
Net decrease in cash and cash equivalents	$109,182	$(17,718)

Net cash provided by operating activities was $243.4 million in Q1 2024 compared to $189.0 million in Q1 2023. This increase was primarily due to an increase in net income and a favorable change in working capital.

Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital, if necessary. Sales are primarily for cash, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages, and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash used in investing activities was $74.7 million in Q1 2024 compared to $103.3 million in Q1 2023. The decrease was primarily due to the acquisition of eight domestic franchise restaurants for $39.1 million in Q1 2023 partially offset by an increase in capital expenditures.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, as applicable.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of March 26, 2024, we had developed 154 of the 644 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	13 Weeks Ended
	March 26, 2024	March 28, 2023
New company restaurants	$42,563	$41,301
Refurbishment or expansion of existing restaurants	29,269	19,196
Relocation of existing restaurants	4,220	4,627
Capital expenditures related to Support Center office	1,620	1,609
Total capital expenditures	$77,672	$66,733

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings, and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening new restaurants or relocating existing restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base.

We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility. In 2024, we expect our capital expenditures to be approximately $340 million to $350 million.

Net cash used in financing activities was $59.6 million in Q1 2024 compared to $103.4 million in Q1 2023. The decrease is primarily due to the $50 million repayment of our revolving credit facility in Q1 2023 partially offset by an increase in our quarterly dividend payment.

On February 14, 2024, our Board authorized the payment of a quarterly cash dividend of $0.61 per share of common stock compared to the quarterly dividend of $0.55 per share of common stock declared in 2023. The payment of quarterly dividends totaled $40.8 million and $36.9 million in Q1 2024 and Q1 2023, respectively.

On March 17, 2022, our Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions.

In Q1 2024, we paid $8.9 million to repurchase 60,262 shares of our common stock. In Q1 2023, we paid $9.6 million for 92,751 shares of our common stock. As of March 26, 2024, $107.9 million remained under our authorized stock repurchase program.

We maintain a credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The credit facility is an unsecured, revolving credit agreement and has a borrowing capacity of up to $300.0 million with the option to increase by an additional $200.0 million subject to certain limitations, including approval by the syndicate of lenders. The credit facility has a maturity date of May 1, 2026.

As of March 26, 2024 and December 26, 2023, we had no outstanding borrowings under the credit facility and had $295.3 million of availability, net of $4.7 million of outstanding letters of credit, respectively.

The interest rate for the credit facility as of March 26, 2024 and March 28, 2023 was 6.20% and 5.47%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of March 26, 2024.

Guarantees

As of March 26, 2024 and December 26, 2023, we were contingently liable for $10.1 million and $10.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 26, 2024 and December 26, 2023 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the credit facility require us to pay interest on outstanding borrowings at SOFR, plus a fixed adjustment of 0.10%, plus a variable adjustment of 0.875% to 1.875% depending on our leverage ratio. As of March 26, 2024, we had no outstanding borrowings under our credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 26, 2024.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended March 26, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including "slip and fall" accidents, employment related claims, claims related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance at varying retention levels, has had a material adverse effect on us during the periods covered by this report and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 26, 2023, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 26, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2008, our Board approved our first stock repurchase program. From inception through March 26, 2024, we have paid $692.4 million through our authorized stock repurchase programs to repurchase 21,556,730 shares of our common stock at an average price per share of $32.12. On March 17, 2022, our Board approved a stock repurchase program which authorized us to repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date under our stock repurchase program have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act.

For the 13 weeks ended March 26, 2024, we paid $8.9 million to repurchase 60,262 shares of our common stock. As of March 26, 2024, $107.9 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
December 27 to January 23	5,012	$118.33	5,012	$116,290,426
January 24 to February 20	—	$—	—	$116,290,426
February 21 to March 26	55,250	$151.10	55,250	$107,942,000
Total	60,262		60,262

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

In accordance with the disclosure requirement set forth in Item 408 of Regulation S-K, the following table discloses any executive officer or director who is subject to the filing requirements of Section 16 of the Exchange Act that adopted a Rule 10b5-1 trading arrangement during the 13 weeks ended March 26, 2024. These trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Adoption Date	End Date (1)	Aggregate Number of Securities to be Sold
Gerald L. Morgan	Chief Executive Officer	2/29/2024	8/30/2025	15,000

(1)	A trading plan may expire on such earlier date that all transactions under the trading plan are completed.

Other than those disclosed above, no other executive officer or director adopted, modified or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement during the 13 weeks ended March 26, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: May 3, 2024	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024	By:	/s/ D. CHRISTOPHER MONROE
D. Christopher Monroe
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2024	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich
Vice President of Finance
(Principal Accounting Officer)