Form 10-Q
period 2024-06-25
Texas Roadhouse, Inc.
filed 2024-08-02
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2024

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

The number of shares of common stock outstanding were 66,676,650 on July 24, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 25, 2024	December 26, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$197,454	$104,246
Receivables, net of allowance for doubtful accounts of $27 at June 25, 2024 and $35 at December 26, 2023	68,599	175,474
Inventories, net	41,199	38,320
Prepaid income taxes	—	3,262
Prepaid expenses and other current assets	26,034	35,172
Total current assets	333,286	356,474
Property and equipment, net of accumulated depreciation of $1,155,242 at June 25, 2024 and $1,078,855 at December 26, 2023	1,523,393	1,474,722
Operating lease right-of-use assets, net	726,378	694,014
Goodwill	169,684	169,684
Intangible assets, net of accumulated amortization of $22,039 at June 25, 2024 and $20,929 at December 26, 2023	2,374	3,483
Other assets	106,796	94,999
Total assets	$2,861,911	$2,793,376
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$28,308	$27,411
Accounts payable	136,789	131,638
Deferred revenue-gift cards	250,485	373,913
Accrued wages	84,920	68,062
Income taxes payable	6,073	112
Accrued taxes and licenses	45,580	42,758
Other accrued liabilities	92,172	101,540
Total current liabilities	644,327	745,434
Operating lease liabilities, net of current portion	779,517	743,476
Restricted stock and other deposits	9,617	8,893
Deferred tax liabilities, net	17,733	23,104
Other liabilities	133,027	114,958
Total liabilities	1,584,221	1,635,865
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,727,898 and 66,789,464 shares issued and outstanding at June 25, 2024 and December 26, 2023, respectively)	67	67
Retained earnings	1,262,569	1,141,595
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,262,636	1,141,662
Noncontrolling interests	15,054	15,849
Total equity	1,277,690	1,157,511
Total liabilities and equity	$2,861,911	$2,793,376

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 25, 2024	June 27, 2023	June 25, 2024	June 27, 2023
Revenue:
Restaurant and other sales	$1,333,642	$1,164,385	$2,647,794	$2,331,968
Franchise royalties and fees	7,560	6,818	14,625	13,591
Total revenue	1,341,202	1,171,203	2,662,419	2,345,559
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	436,001	401,204	881,092	811,915
Labor	438,212	391,337	865,759	777,156
Rent	19,956	17,996	39,381	35,824
Other operating	196,862	171,092	390,504	338,621
Pre-opening	6,202	5,671	14,297	11,048
Depreciation and amortization	42,915	37,413	84,408	73,640
Impairment and closure, net	90	78	291	133
General and administrative	58,148	51,000	110,743	100,865
Total costs and expenses	1,198,386	1,075,791	2,386,475	2,149,202
Income from operations	142,816	95,412	275,944	196,357
Interest income, net	1,683	996	3,091	2,234
Equity income from investments in unconsolidated affiliates	286	287	543	1,042
Income before taxes	$144,785	$96,695	$279,578	$199,633
Income tax expense	21,710	12,270	40,513	26,604
Net income including noncontrolling interests	123,075	84,425	$239,065	$173,029
Less: Net income attributable to noncontrolling interests	2,934	2,154	5,718	4,371
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$120,141	$82,271	$233,347	$168,658

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.80	$1.23	$3.49	$2.52
Diluted	$1.79	$1.22	$3.48	$2.51
Weighted average shares outstanding:
Basic	66,785	66,974	66,814	66,995
Diluted	67,044	67,229	67,077	67,261
Cash dividends declared per share	$0.61	$0.55	$1.22	$1.10

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended June 25, 2024
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, March 26, 2024	66,846,291	$67	$—	$1,207,119	$1,207,186	$15,930	$1,223,116
Net income	—	—	—	120,141	120,141	2,934	123,075
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,922)	(2,922)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(3,274)	—	(3,274)	(888)	(4,162)
Dividends declared ($0.61 per share)	—	—	—	(40,718)	(40,718)	—	(40,718)
Shares issued under share-based compensation plans including tax effects	63,525	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(19,514)	—	(3,356)	—	(3,356)	—	(3,356)
Repurchase of shares of common stock, including excise tax as applicable	(162,404)	—	(2,225)	(23,973)	(26,198)	—	(26,198)
Share-based compensation	—	—	8,855	—	8,855	—	8,855
Balance, June 25, 2024	66,727,898	$67	$—	$1,262,569	$1,262,636	$15,054	$1,277,690

	For the 13 Weeks Ended June 27, 2023
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, March 28, 2023	67,000,306	$67	$6,240	$1,048,941	$1,055,248	$15,291	$1,070,539
Net income	—	—	—	82,271	82,271	2,154	84,425
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,177)	(2,177)
Dividends declared ($0.55 per share)	—	—	—	(36,820)	(36,820)	—	(36,820)
Shares issued under share-based compensation plans including tax effects	82,547	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(25,422)	—	(2,809)	—	(2,809)	—	(2,809)
Repurchase of shares of common stock, including excise tax as applicable	(213,975)	—	(12,021)	(11,477)	(23,498)	—	(23,498)
Share-based compensation	—	—	8,590	—	8,590	—	8,590
Balance, June 27, 2023	66,843,456	$67	$—	$1,082,915	$1,082,982	$15,268	$1,098,250

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 26 Weeks Ended June 25, 2024
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 26, 2023	66,789,464	$67	$—	$1,141,595	$1,141,662	$15,849	$1,157,511
Net income	—	—	—	233,347	233,347	5,718	239,065
Distributions to noncontrolling interest holders	—	—	—	—	—	(5,625)	(5,625)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(3,274)	—	(3,274)	(888)	(4,162)
Dividends declared ($1.22 per share)	—	—	—	(81,509)	(81,509)	—	(81,509)
Shares issued under share-based compensation plans including tax effects	234,784	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(73,684)	—	(10,829)	—	(10,829)	—	(10,829)
Repurchase of shares of common stock, including excise tax as applicable	(222,666)	—	(4,275)	(30,864)	(35,139)	—	(35,139)
Share-based compensation	—	—	18,378	—	18,378	—	18,378
Balance, June 25, 2024	66,727,898	$67	$—	$1,262,569	$1,262,636	$15,054	$1,277,690

	For the 26 Weeks Ended June 27, 2023
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 27, 2022	66,973,311	$67	$13,139	$999,432	$1,012,638	$15,024	$1,027,662
Net income	—	—	—	168,658	168,658	4,371	173,029
Distributions to noncontrolling interest holders	—	—	—	—	—	(4,127)	(4,127)
Dividends declared ($1.10 per share)	—	—	—	(73,698)	(73,698)	—	(73,698)
Shares issued under share-based compensation plans including tax effects	256,167	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(79,296)	—	(8,239)	—	(8,239)	—	(8,239)
Repurchase of shares of common stock, including excise tax as applicable	(306,726)	—	(21,644)	(11,477)	(33,121)	—	(33,121)
Share-based compensation	—	—	16,744	—	16,744	—	16,744
Balance, June 27, 2023	66,843,456	$67	$—	$1,082,915	$1,082,982	$15,268	$1,098,250

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 25, 2024	June 27, 2023
Cash flows from operating activities:
Net income including noncontrolling interests	$239,065	$173,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,408	73,640
Deferred income taxes	(4,254)	1,767
Loss on disposition of assets	1,646	3,475
Impairment and closure costs	26	39
Equity income from investments in unconsolidated affiliates	(543)	(1,042)
Distributions of income received from investments in unconsolidated affiliates	541	358
Provision for doubtful accounts	(8)	1
Share-based compensation expense	18,378	16,744
Changes in operating working capital, net of acquisitions:
Receivables	106,883	90,501
Inventories	(2,879)	303
Prepaid expenses and other current assets	9,138	5,111
Other assets	(10,377)	(10,119)
Accounts payable	11,293	14,365
Deferred revenue—gift cards	(123,428)	(110,436)
Accrued wages	16,858	12,620
Prepaid income taxes and income taxes payable	9,220	5,224
Accrued taxes and licenses	3,338	5,346
Other accrued liabilities	(3,540)	(7,624)
Operating lease right-of-use assets and lease liabilities	3,515	3,178
Other liabilities	18,067	11,753
Net cash provided by operating activities	377,347	288,233
Cash flows from investing activities:
Capital expenditures—property and equipment	(155,478)	(154,580)
Acquisition of franchise restaurants, net of cash acquired	—	(39,153)
Proceeds from sale of investments in unconsolidated affiliates	—	632
Proceeds from sale of property and equipment	197	—
Proceeds from sale leaseback transactions	9,126	7,097
Net cash used in investing activities	(146,155)	(186,004)
Cash flows from financing activities:
Payments on revolving credit facility	—	(50,000)
Distributions to noncontrolling interest holders	(5,625)	(4,127)
Acquisition of noncontrolling interest	(5,279)	—
Proceeds from restricted stock and other deposits, net	397	356
Indirect repurchase of shares for minimum tax withholdings	(10,829)	(8,239)
Repurchase of shares of common stock	(35,139)	(33,058)
Dividends paid to shareholders	(81,509)	(73,698)
Net cash used in financing activities	(137,984)	(168,766)
Net increase (decrease) in cash and cash equivalents	93,208	(66,537)
Cash and cash equivalents—beginning of period	104,246	173,861
Cash and cash equivalents—end of period	$197,454	$107,324
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$454	$638
Income taxes paid	$35,768	$19,613
Capital expenditures included in current liabilities	$35,565	$36,268

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of June 25, 2024 and December 26, 2023 and for the 13 and 26 weeks ended June 25, 2024 and June 27, 2023.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of June 25, 2024, we owned and operated 650 restaurants and franchised an additional 112 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 112 franchise restaurants, there were 59 domestic restaurants and 53 international restaurants, including one in a U.S. territory. As of June 27, 2023, we owned and operated 614 restaurants and franchised an additional 95 restaurants in 49 states and ten foreign countries. Of the 95 franchise restaurants, there were 54 domestic restaurants and 41 international restaurants.

As of June 25, 2024 and June 27, 2023, we owned a majority interest in 19 and 20 company restaurants, respectively. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income.

As of June 25, 2024 and June 27, 2023, we owned a 5.0% to 10.0% equity interest in 20 domestic franchise restaurants. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates in our unaudited condensed consolidated statements of income under equity income from investments in unconsolidated affiliates. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our unaudited condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 and 26 weeks ended June 25, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2023.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2) Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This ASU primarily requires enhanced disclosures about significant segment expenses including requiring segment disclosures to include a description of other segment items by reportable segment and any additional measures of a segment’s profit or loss used by the chief operating decision maker ("CODM") when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods as well as the title of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact of this new standard on our segment reporting disclosures and expect to provide additional detail and disclosures under this new guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily requires enhanced disclosures about an entity’s income tax including requiring consistent categories and greater disaggregation of the information included in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. We are currently assessing the impact of this new standard on our income tax disclosures and expect to provide additional detail and disclosures under this new guidance.

(3)   Long-term Debt

We maintain a revolving credit facility (the "credit facility") with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The credit facility is an unsecured, revolving credit agreement and has a borrowing capacity of up to $300.0 million with the option to increase by an additional $200.0 million subject to certain limitations, including approval by the syndicate of commercial lenders. The credit facility has a maturity date of May 1, 2026.

We are required to pay interest on outstanding borrowings at the Term Secured Overnight Financing Rate ("SOFR"), plus a fixed adjustment of 0.10% and a variable adjustment of 0.875% to 1.875% depending on our consolidated leverage ratio.

As of June 25, 2024 and December 26, 2023, we had no outstanding borrowings under the credit facility and had $295.3 million of availability, net of $4.7 million of outstanding letters of credit.

The interest rate for the credit facility as of June 25, 2024 and June 27, 2023 was 6.21% and 6.07%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of June 25, 2024.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2024	June 27, 2023	June 25, 2024	June 27, 2023
Restaurant and other sales	$1,333,642	$1,164,385	$2,647,794	$2,331,968
Franchise royalties	6,945	6,045	13,793	12,064
Franchise fees	615	773	832	1,527
Total revenue	$1,341,202	$1,171,203	$2,662,419	$2,345,559

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2024	June 27, 2023	June 25, 2024	June 27, 2023
Beginning balance	$266,482	$240,729	$373,913	$335,403
Gift card activations, net of third-party fees	78,643	67,991	134,882	118,554
Gift card redemptions and breakage	(94,640)	(82,590)	(258,310)	(227,827)
Ending balance	$250,485	$226,130	$250,485	$226,130

We recognized restaurant sales of $46.1 million and $184.0 million for the 13 and 26 weeks ended June 25, 2024, respectively, related to amounts in deferred revenue as of December 26, 2023. We recognized restaurant sales of $45.5 million and $165.1 million for the 13 and 26 weeks ended June 27, 2023, respectively, related to amounts in deferred revenue as of December 27, 2022.

(5) Income Taxes

The effective tax rate was 15.0% and 12.7% for the 13 weeks ended June 25, 2024 and June 27, 2023, respectively. The effective tax rate was 14.5% and 13.3% for the 26 weeks ended June 25, 2024 and June 27, 2023, respectively. The increase in our tax rate for the 13 and 26 weeks ended June 25, 2024 as compared to the prior year periods was primarily due to a decrease in the impact of the FICA tip and work opportunity tax credits, which was driven by increased profitability.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at June 25, 2024 and December 26, 2023 was $258.9 million and $237.4 million, respectively.

As of June 25, 2024 and December 26, 2023, we were contingently liable for $9.9 million and $10.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 25, 2024 and December 26, 2023, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 26 weeks ended June 25, 2024 and June 27, 2023, we bought our beef primarily from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(8)   Related Party Transactions

As of June 25, 2024 and June 27, 2023, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. We recognized revenue of $0.5 million for both of the 13 weeks ended June 25, 2024 and June 27, 2023 related to the four franchise restaurants. We recognized revenue of $1.0 million for both the 26 weeks ended June 25, 2024 and June 27, 2023 related to the four franchise restaurants.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding as presented in the accompanying unaudited condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2024	June 27, 2023	June 25, 2024	June 27, 2023
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$120,141	$82,271	$233,347	$168,658
Basic EPS:
Weighted-average common shares outstanding	66,785	66,974	66,814	66,995
Basic EPS	$1.80	$1.23	$3.49	$2.52
Diluted EPS:
Weighted-average common shares outstanding	66,785	66,974	66,814	66,995
Dilutive effect of nonvested stock units	259	255	263	266
Shares-diluted	67,044	67,229	67,077	67,261
Diluted EPS	$1.79	$1.22	$3.48	$2.51

(10) Fair Value Measurements

At June 25, 2024 and December 26, 2023, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 25, 2024.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 25, 2024	December 26, 2023
Deferred compensation plan—assets	1	$91,765	$81,316
Deferred compensation plan—liabilities	1	$(91,765)	$(81,222)

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

For the 13 and 26 weeks ended June 25, 2024, we paid $26.2 million and $35.1 million to repurchase 162,404 shares and 222,666 shares of our common stock, respectively. For the 13 and 26 weeks ended June 27, 2023, we paid $23.4 million and $33.1 million to repurchase 213,975 shares and 306,726 shares of our common stock, respectively. As of June 25, 2024, $81.7 million remained under our authorized stock repurchase program.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended June 25, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,252,247	$73,435	$7,960	$1,333,642
Restaurant operating costs (excluding depreciation and amortization)	1,023,685	60,876	6,470	1,091,031
Restaurant margin	$228,562	$12,559	$1,490	$242,611

Depreciation and amortization	$36,199	$3,944	$2,772	$42,915
Capital expenditures	65,103	10,574	2,129	77,806

	For the 13 Weeks Ended June 27, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,096,252	$61,560	$6,573	$1,164,385
Restaurant operating costs (excluding depreciation and amortization)	924,047	51,928	5,654	981,629
Restaurant margin	$172,205	$9,632	$919	$182,756

Depreciation and amortization	$30,768	$3,434	$3,211	$37,413
Capital expenditures	76,455	9,750	1,642	87,847

	For the 26 Weeks Ended June 25, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,488,385	$144,085	$15,324	$2,647,794
Restaurant operating costs (excluding depreciation and amortization)	2,044,610	119,356	12,770	2,176,736
Restaurant margin	$443,775	$24,729	$2,554	$471,058

Depreciation and amortization	$70,955	$7,811	$5,642	$84,408
Capital expenditures	132,933	18,533	4,012	155,478

	For the 26 Weeks Ended June 27, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,197,178	$122,929	$11,861	$2,331,968
Restaurant operating costs (excluding depreciation and amortization)	1,847,983	104,844	10,689	1,963,516
Restaurant margin	$349,195	$18,085	$1,172	$368,452

Depreciation and amortization	$60,656	$6,881	$6,103	$73,640
Capital expenditures	133,592	16,005	4,983	154,580

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended		26 Weeks Ended
	June 25, 2024	June 27, 2023	June 25, 2024	June 27, 2023
Restaurant margin	$242,611	$182,756	$471,058	$368,452

Add:
Franchise royalties and fees	7,560	6,818	14,625	13,591

Less:
Pre-opening	6,202	5,671	14,297	11,048
Depreciation and amortization	42,915	37,413	84,408	73,640
Impairment and closure, net	90	78	291	133
General and administrative	58,148	51,000	110,743	100,865
Income from operations	$142,816	$95,412	$275,944	$196,357

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates, and projections about our industry and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 26, 2023, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties, and other factors that may affect our business, results of operations, or financial condition.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 762 restaurants in 49 states, one U.S. territory, and ten foreign countries. As of June 25, 2024, our 762 restaurants included:

●	650 company restaurants, of which 631 were wholly-owned and 19 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income. Of the 650 company restaurants, we operated 594 as Texas Roadhouse restaurants, 48 as Bubba’s 33 restaurants, and eight as Jaggers restaurants.

●	112 franchise restaurants, of which 20 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income. Of the 112 franchise restaurants, 56 were domestic Texas Roadhouse restaurants, three were domestic Jaggers restaurants, and 53 were international Texas Roadhouse restaurants, including one restaurant in a U.S. territory.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 17 of the 19 majority-owned company restaurants and 54 of the 59 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 25, 2024 and June 27, 2023, are referred to as Q2 2024 and Q2 2023, respectively. The 26 weeks ended June 25, 2024, and June 27, 2023, are referred to as 2024 YTD and 2023 YTD, respectively. Fiscal year 2024 will be 53 weeks in length, with the fourth quarter 14 weeks in length. Fiscal year 2023 was 52 weeks in length, with the quarters 13 weeks in length.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

●	Comparable Restaurant Sales. Comparable restaurant sales reflect the change in sales for all company restaurants across all concepts, unless otherwise noted, over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold, and the mix of dine-in versus to-go sales can affect the per person average check amount.

●	Average Unit Volume. Average unit volume represents the average quarterly, year-to-date, or annual restaurant sales for Texas Roadhouse and Bubba’s 33 restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period, if applicable. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales growth levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales growth levels higher than the company average.

●	Store Weeks and New Restaurant Openings. Store weeks represent the number of weeks that all company restaurants across all concepts, unless otherwise noted, were open during the reporting period. Store weeks include weeks in which a restaurant is temporarily closed. Store week growth is driven by new restaurant openings and franchise acquisitions. New restaurant openings reflect the number of restaurants opened during a particular fiscal period, excluding store relocations. We consider store openings that occur simultaneously with a store closure in the same trade area to be a relocation.

●	Restaurant Margin. Restaurant margin (in dollars, as a percentage of restaurant and other sales, and per store week) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income from operations. This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded. Restaurant margin is widely regarded as a useful metric by which to evaluate core restaurant-level operating efficiency and performance over various reporting periods on a consistent basis.

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

●	Interest Income, Net. Interest income, net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees, as applicable.

●	Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of June 25, 2024, and June 27, 2023, we owned a 5.0% to 10.0% equity interest in 20 domestic franchise restaurants.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 19 and 20 majority-owned restaurants as of June 25, 2024 and June 27, 2023, respectively.

Q2 2024 Financial Highlights

Total revenue increased $170.0 million or 14.5% to $1,341.2 million in Q2 2024 compared to $1,171.2 million in Q2 2023 primarily due to an increase in comparable restaurant sales and store weeks. Comparable restaurant sales and store weeks increased 9.3% and 5.6%, respectively, at company restaurants in Q2 2024 compared to Q2 2023. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in our per person average check. The increase in store weeks was due to new store openings.

Net income increased $37.8 million or 46.0% to $120.1 million in Q2 2024 compared to $82.3 million in Q2 2023 primarily due to higher restaurant margin dollars, as described below, partially offset by higher general and administrative and depreciation and amortization expenses. Diluted earnings per share increased 46.4% to $1.79 in Q2 2024 from $1.22 in Q2 2023 primarily due to the increase in net income.

Restaurant margin dollars increased $59.8 million or 32.7% to $242.6 million in Q2 2024 compared to $182.8 million in Q2 2023 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, increased to 18.2% in Q2 2024 compared to 15.7% in Q2 2023.  The increase in restaurant margin, as a percentage of restaurant and other sales, was primarily driven by higher sales. The benefit of a higher average guest check and labor productivity more than offset wage and other labor inflation of 4.4% and commodity inflation of 0.4%.

In addition, during the 13 weeks ended June 25, 2024, we incurred $77.8 million of capital expenditures, paid dividends of $40.7 million, and repurchased $26.2 million of common stock.

Results of Operations

(in thousands)

	13 Weeks Ended				26 Weeks Ended
	June 25, 2024		June 27, 2023		June 25, 2024		June 27, 2023
	$	%	$	%	$	%	$	%

Condensed Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,333,642	99.4	1,164,385	99.4	2,647,794	99.5	2,331,968	99.4
Franchise royalties and fees	7,560	0.6	6,818	0.6	14,625	0.5	13,591	0.6
Total revenue	1,341,202	100.0	1,171,203	100.0	2,662,419	100.0	2,345,559	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	436,001	32.7	401,204	34.5	881,092	33.3	811,915	34.8
Labor	438,212	32.8	391,337	33.6	865,759	32.7	777,156	33.3
Rent	19,956	1.5	17,996	1.5	39,381	1.5	35,824	1.5
Other operating	196,862	14.8	171,092	14.7	390,504	14.7	338,621	14.5
(As a percentage of total revenue)
Pre-opening	6,202	0.5	5,671	0.5	14,297	0.5	11,048	0.5
Depreciation and amortization	42,915	3.2	37,413	3.2	84,408	3.2	73,640	3.1
Impairment and closure, net	90	NM	78	NM	291	NM	133	NM
General and administrative	58,148	4.3	51,000	4.4	110,743	4.2	100,865	4.3
Total costs and expenses	1,198,386	89.4	1,075,791	91.9	2,386,475	89.6	2,149,202	91.6
Income from operations	142,816	10.6	95,412	8.1	275,944	10.4	196,357	8.4
Interest income, net	1,683	0.1	996	0.1	3,091	0.1	2,234	0.1
Equity income from investments in unconsolidated affiliates	286	NM	287	NM	543	NM	1,042	NM
Income before taxes	144,785	10.8	96,695	8.3	279,578	10.5	199,633	8.5
Income tax expense	21,710	1.6	12,270	1.0	40,513	1.5	26,604	1.1
Net income including noncontrolling interests	123,075	9.2	84,425	7.2	239,065	9.0	173,029	7.4
Net income attributable to noncontrolling interests	2,934	0.2	2,154	0.2	5,718	0.2	4,371	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	120,141	9.0	82,271	7.0	233,347	8.8	168,658	7.2

NM — Not meaningful

Reconciliation of Income from Operations to Restaurant Margin
(in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 25, 2024	June 27, 2023	June 25, 2024	June 27, 2023

Income from operations	$142,816	$95,412	$275,944	$196,357

Less:
Franchise royalties and fees	7,560	6,818	14,625	13,591

Add:
Pre-opening	6,202	5,671	14,297	11,048
Depreciation and amortization	42,915	37,413	84,408	73,640
Impairment and closure, net	90	78	291	133
General and administrative	58,148	51,000	110,743	100,865
Restaurant margin	$242,611	$182,756	$471,058	$368,452

Restaurant margin $/store week	$28,855	$22,961	$28,222	$23,232
Restaurant margin (as a percentage of restaurant and other sales)	18.2%	15.7%	17.8%	15.8%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 26, 2023	741	686	45	10
Company openings	15	12	3	—
Franchise openings - Domestic	1	—	—	1
Franchise openings - International (1)	5	5	—	—
Balance at June 25, 2024	762	703	48	11

	June 25, 2024	June 27, 2023
Company - Texas Roadhouse	594	566
Company - Bubba's 33	48	41
Company - Jaggers	8	7
Total company	650	614

Franchise - Texas Roadhouse - Domestic	56	54
Franchise - Jaggers - Domestic	3	—
Franchise - Texas Roadhouse - International (1)	53	41
Total franchise	112	95

Total	762	709
(1)	Includes Puerto Rico.

Q2 2024 compared to Q2 2023 and 2024 YTD compared to 2023 YTD

Restaurant and Other Sales

Restaurant and other sales increased 14.5% in Q2 2024 compared to Q2 2023 and 13.5% in 2024 YTD compared to 2023 YTD. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2024	Q2 2023	2024 YTD	2023 YTD
Company Restaurants:
Increase in store weeks	5.6%	5.6%	5.2%	5.8%
Increase in average unit volume	8.5%	8.7%	8.2%	10.6%
Other (1)	0.4%	—%	0.1%	0.2%
Total increase in restaurant sales	14.5%	14.3%	13.5%	16.6%
Other sales	—%	0.1%	—%	0.1%
Total increase in restaurant and other sales	14.5%	14.4%	13.5%	16.7%

Store weeks	8,408	7,960	16,691	15,860
Comparable restaurant sales	9.3%	9.1%	8.9%	11.0%

Texas Roadhouse restaurants:
Store weeks	7,708	7,343	15,302	14,647
Comparable restaurant sales	9.4%	9.4%	9.1%	11.2%
Average unit volume (in thousands) (2)	$2,123	$1,946	$4,261	$3,912

Weekly sales by group:
Comparable restaurants (553, 533, 549, and 527 units)	$163,797	$149,847	$164,113	$150,770
Average unit volume restaurants (20, 20, 17, and 22 units)	$150,736	$144,554	$156,943	$143,496
Restaurants less than six months old (21, 13, 28, and 17 units)	$151,647	$158,608	$147,941	$157,585

Bubba's 33 restaurants:
Store weeks	596	526	1,181	1,046
Comparable restaurant sales	5.5%	3.9%	4.7%	6.4%
Average unit volume (in thousands) (2)	$1,580	$1,514	$3,133	$3,044

Weekly sales by group:
Comparable restaurants (38, 35, 37, and 34 units)	$122,868	$117,906	$122,518	$117,181
Average unit volume restaurants (5, 3, 4, and 3 units)	$111,244	$99,324	$101,695	$115,846
Restaurants less than six months old (5, 3, 7, and 4 units)	$142,429	$123,594	$132,824	$120,459
(1)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed during the period.

(2)	Average unit volume includes restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increases in restaurant sales for Q2 2024 and 2024 YTD were primarily attributable to an increase in store weeks and an increase in comparable restaurant sales. The increases in store weeks were driven by the opening of new restaurants. The increases in comparable restaurant sales were driven by an increase in guest traffic counts along with an increase in our per person average check as shown in the table below.

	Q2 2024	Q2 2023	2024 YTD	2023 YTD
Guest traffic counts	4.5%	4.7%	4.5%	6.2%
Per person average check	4.8%	4.4%	4.4%	4.8%
Comparable restaurant sales growth	9.3%	9.1%	8.9%	11.0%

To-go sales as a percentage of restaurant sales were 12.6% in both Q2 2024 and Q2 2023 and were 12.8% and 12.7% in 2024 YTD and 2023 YTD, respectively.

Per person average check includes the benefit of a menu price increase of approximately 2.2% implemented in Q2 2024 and menu price increases of approximately 2.2% and 2.7% implemented in Q2 2023 and Q4 2023, respectively.

In 2024 YTD, we opened 12 Texas Roadhouse company restaurants and three Bubba’s 33 company restaurants. In 2024, we expect store week growth of approximately 7.5% across all concepts, including a benefit of 2% from the 53rd week.

Other sales include the net impact of the amortization of third party gift card fees and gift card breakage income, sales related to our non-royalty based retail products, and content revenue related to our tabletop kiosk devices. The net impact of these amounts was a reduction to other sales of $3.1 million and $3.5 million in Q2 2024 and Q2 2023, respectively, and $9.2 million and $8.6 million in 2024 YTD and 2023 YTD, respectively.

Franchise Royalties and Fees

Franchise royalties and fees increased by $0.7 million or 10.9% in Q2 2024 compared to Q2 2023 and increased by $1.0 million or 7.6% in 2024 YTD compared with 2023 YTD. The increases were due to comparable restaurant sales growth and new store openings partially offset by $0.3 million in Q2 2024 and $0.9 million in 2024 YTD related to the reclassification of certain items that were reported in general and administrative expenses in our unaudited condensed consolidated statements of income in Q2 2023 and 2023 YTD.

In 2024 YTD, our franchise partners opened five international Texas Roadhouse restaurants, including one in a U.S. territory, and one Jaggers domestic restaurant.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, decreased to 32.7% in Q2 2024 compared to 34.5% in Q2 2023 and decreased to 33.3% in 2024 YTD compared to 34.8% in 2023 YTD. The decreases were primarily driven by the benefit of a higher average guest check partially offset by commodity inflation of 0.4% in Q2 2024 and 0.7% in 2024 YTD primarily due to higher beef costs.

In 2024, we expect commodity inflation of approximately 2% for the year with prices locked for approximately 40% of our remaining forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 32.8% in Q2 2024 compared to 33.6% in Q2 2023 and decreased to 32.7% in 2024 YTD compared to 33.3% in 2023 YTD. The decreases were primarily driven by the benefit of a higher average guest check and labor productivity partially offset by wage and other labor inflation of 4.4% in both Q2 2024 and 2024 YTD. Wage and other labor inflation was driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people.

In 2024, we anticipate our labor costs will continue to be pressured by wage and other labor inflation of 4% to 5%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, was 1.5% for all periods presented. In Q2 2024 and 2024 YTD, higher rent expense at our newer restaurants was offset by the increase in average unit volume.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, increased to 14.8% in Q2 2024 compared to 14.7% in Q2 2023 and increased to 14.7% in 2024 YTD compared to 14.5% in 2023 YTD. The increases were driven by an increase in general liability insurance expense of $0.5 million in Q2 2024 as compared to Q2 2023 and an increase of $4.9 million in 2024 YTD as compared to 2023 YTD as well as higher incentive compensation expense in both periods. These increases were partially offset by the increase in average unit volume and lower supplies expense. The increases in general liability insurance expense were due to unfavorable claims experience and an increase in retention levels.

Pre-opening Expenses

Pre-opening expenses were $6.2 million in Q2 2024 compared to $5.7 million in Q2 2023 and $14.3 million in 2024 YTD compared to $11.0 million in 2023 YTD. The increases were primarily driven by an increase in the number and timing of new store openings. Pre-opening costs will fluctuate from quarter to quarter based on specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expense

Depreciation and amortization expense, as a percentage of total revenue, was 3.2% in both Q2 2024 and Q2 2023 and increased to 3.2% in 2024 YTD compared to 3.1% in 2023 YTD. In Q2 2024, higher depreciation expense at our newer restaurants was offset by the increase in average unit volume. The increase in 2024 YTD was driven by higher depreciation expense at our newer restaurants and was partially offset by the increase in average unit volume.

Impairment and Closure Costs, Net

Impairment and closure costs, net were $0.1 million in both Q2 2024 and Q2 2023 and were $0.3 million in 2024 YTD compared to $0.1 million in 2023 YTD. In Q2 2024 and 2024 YTD, impairment and closure costs, net included closure costs related to one restaurant relocation.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, decreased to 4.3% in Q2 2024 compared to 4.4% in Q2 2023 and decreased to 4.2% in 2024 YTD compared to 4.3% in 2023 YTD. The decreases were primarily driven by the increase in average unit volume and a favorable legal settlement received in Q2 2024 partially offset by higher incentive compensation expense.

Interest Income, Net

Interest income, net was $1.7 million and $1.0 million in Q2 2024 and Q2 2023, respectively, and was $3.1 million and $2.2 million in 2024 YTD and 2023 YTD, respectively. The increases were driven by increased earnings on our cash and cash equivalents and decreased borrowings on our revolving credit facility.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $0.3 million in both Q2 2024 and Q2 2023 and was $0.5 million in 2024 YTD compared to $1.0 million in 2023 YTD. The decrease in 2024 YTD was primarily driven by a $0.6 million gain on the acquisition of four of these affiliates in 2023 YTD.

Income Tax Expense

Our effective tax rate was 15.0% in Q2 2024 compared to 12.7% in Q2 2023 and was 14.5% in 2024 YTD compared to 13.3% in 2023 YTD. The increases were primarily due to a decrease in the impact of the FICA tip and work opportunity tax credits, which was driven by increased profitability. For 2024, we expect an effective tax rate of approximately 14.5% based on forecasted operating results.

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

Management uses restaurant margin as the primary measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin also includes sales and operating costs related to our non-royalty based retail initiatives that are included in Other. Restaurant margin is used by our CODM to evaluate restaurant-level operating efficiency and performance. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section above.

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	June 25, 2024		June 27, 2023
Texas Roadhouse	$228,562	18.3%	$172,205	15.7%
Bubba's 33	12,559	17.1	9,632	15.6
Other	1,490	18.7	919	14.0
Total	$242,611	18.2%	$182,756	15.7%

	26 Weeks Ended
	June 25, 2024		June 27, 2023
Texas Roadhouse	$443,775	17.8%	$349,195	15.9%
Bubba's 33	24,729	17.2	18,085	14.7
Other	2,554	16.7	1,172	9.9
Total	$471,058	17.8%	$368,452	15.8%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $56.4 million or 32.7% in Q2 2024 and increased $94.6 million or 27.1% in 2024 YTD. The increases were primarily due to higher sales partially offset by wage and other labor inflation as well as higher general liability insurance expense in the 2024 YTD period.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $2.9 million or 30.4% in Q2 2024 and increased $6.6 million or 36.7% in 2024 YTD. The increases were primarily due to higher sales partially offset by wage and other labor inflation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	26 Weeks Ended
	June 25, 2024	June 27, 2023
Net cash provided by operating activities	$377,347	$288,233
Net cash used in investing activities	(146,155)	(186,004)
Net cash used in financing activities	(137,984)	(168,766)
Net increase (decrease) in cash and cash equivalents	$93,208	$(66,537)

Net cash provided by operating activities was $377.3 million in 2024 YTD compared to $288.2 million in 2023 YTD. This increase was primarily due to an increase in net income and a favorable change in working capital.

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

Net cash used in investing activities was $146.2 million in 2024 YTD compared to $186.0 million in 2023 YTD. The decrease was primarily due to the acquisition of eight domestic franchise restaurants for $39.1 million in Q1 2023.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, as applicable.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of June 25, 2024, we had developed 153 of the 650 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	26 Weeks Ended
	June 25, 2024	June 27, 2023
New company restaurants	$91,629	$90,431
Refurbishment or expansion of existing restaurants	54,372	52,722
Relocation of existing restaurants	6,050	7,923
Capital expenditures related to Support Center office	3,427	3,504
Total capital expenditures	$155,478	$154,580

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings, and the restaurant prototype developed in a given fiscal year. These requirements will include costs directly related to opening, maintaining, or relocating restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base.

We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility. In 2024, we expect capital expenditures of $360 million to $370 million.

Net cash used in financing activities was $138.0 million in 2024 YTD compared to $168.8 million in 2023 YTD. The decrease is primarily due to the $50 million repayment of our revolving credit facility in 2023 YTD partially offset by an increase in our quarterly dividend payment.

On February 14, 2024, our Board authorized the payment of a quarterly cash dividend of $0.61 per share of common stock compared to the quarterly dividend of $0.55 per share of common stock declared in 2023. The payment of quarterly dividends totaled $81.5 million and $73.7 million in 2024 YTD and 2023 YTD, respectively.

On March 17, 2022, our Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions.

During 2024 YTD and 2023 YTD, we paid $35.1 million and $33.1 million, respectively, to repurchase 222,666 shares and 306,726 shares, respectively, of our common stock. As of June 25, 2024, $81.7 million remained under our authorized stock repurchase program.

We maintain a credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The credit facility is an unsecured, revolving credit agreement and has a borrowing capacity of up to $300.0 million with the option to increase by an additional $200.0 million subject to certain limitations, including approval by the syndicate of commercial lenders. The credit facility has a maturity date of May 1, 2026.

As of June 25, 2024 and December 26, 2023, we had no outstanding borrowings under the credit facility and had $295.3 million of availability, net of $4.7 million of outstanding letters of credit, respectively.

The interest rate for the credit facility as of June 25, 2024 and June 27, 2023 was 6.21% and 6.07%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of June 25, 2024.

Guarantees

As of June 25, 2024 and December 26, 2023, we were contingently liable for $9.9 million and $10.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 25, 2024 and December 26, 2023 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the credit facility require us to pay interest on outstanding borrowings at SOFR, plus a fixed adjustment of 0.10%, plus a variable adjustment of 0.875% to 1.875% depending on our consolidated leverage ratio. As of June 25, 2024, we had no outstanding borrowings under our credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 25, 2024.

Changes in Internal Control

During the 13 weeks ended June 25, 2024, the Company implemented a new human capital management system. This implementation resulted in changes to certain processes and procedures that affected the Company’s internal control over financial reporting. Management will continue to evaluate and monitor these changes and assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year.

Except for the changes noted above, there were no other changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended June 25, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2008, our Board approved our first stock repurchase program. From inception through June 25, 2024, we have paid $718.6 million through our authorized stock repurchase programs to repurchase 21,719,134 shares of our common stock at an average price per share of $33.09. On March 17, 2022, our Board approved a stock repurchase program which authorized us to repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act.

For the 13 weeks ended June 25, 2024, we paid $26.2 million to repurchase 162,404 shares of our common stock. As of June 25, 2024, $81.7 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
March 27 to April 23	58,404	$150.93	58,404	$99,126,873
April 24 to May 21	43,000	$163.50	43,000	$92,096,376
May 22 to June 25	61,000	$169.69	61,000	$81,745,352
Total	162,404		162,404

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

In accordance with the disclosure requirement set forth in Item 408 of Regulation S-K, the following table discloses any executive officer or director who is subject to the filing requirements of Section 16 of the Exchange Act that adopted a Rule 10b5-1 trading arrangement during the 13 weeks ended June 25, 2024. These trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Adoption Date	End Date (1)	Aggregate Number of Securities to be Sold
Christopher C. Colson	Chief Legal and Administrative Officer	5/9/2024	1/31/2025	1,280

(1)	A trading plan may expire on such earlier date that all transactions under the trading plan are completed.

Other than as disclosed above, no other executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement during the 13 weeks ended June 25, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation for Texas Roadhouse, Inc. dated as of May 16, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 16, 2024)
3.2	Amended and Restated Bylaws for Texas Roadhouse, Inc. dated as of May 16, 2024 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 16, 2024)
10.1	Third Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated May 22, 2024
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS ROADHOUSE, INC.

Date: August 2, 2024	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2024	By:	/s/ D. CHRISTOPHER MONROE
D. Christopher Monroe
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2024	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich
Vice President of Finance
(Principal Accounting Officer)