Form 10-Q
period 2024-09-24
Texas Roadhouse, Inc.
filed 2024-11-01
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2024

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

The number of shares of common stock outstanding were 66,714,069 on October 23, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 24, 2024	December 26, 2023
Assets
Current assets:
Cash and cash equivalents	$189,205	$104,246
Receivables, net of allowance for doubtful accounts of $13 at September 24, 2024 and $35 at December 26, 2023	52,341	175,474
Inventories, net	39,842	38,320
Prepaid income taxes	—	3,262
Prepaid expenses and other current assets	26,013	35,172
Total current assets	307,401	356,474
Property and equipment, net of accumulated depreciation of $1,182,014 at September 24, 2024 and $1,078,855 at December 26, 2023	1,574,465	1,474,722
Operating lease right-of-use assets, net	747,799	694,014
Goodwill	169,684	169,684
Intangible assets, net of accumulated amortization of $22,733 at September 24, 2024 and $20,929 at December 26, 2023	1,679	3,483
Other assets	112,787	94,999
Total assets	$2,913,815	$2,793,376
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$28,476	$27,411
Accounts payable	130,850	131,638
Deferred revenue-gift cards	226,626	373,913
Accrued wages	88,698	68,062
Income taxes payable	2,775	112
Accrued taxes and licenses	49,158	42,758
Other accrued liabilities	100,981	101,540
Total current liabilities	627,564	745,434
Operating lease liabilities, net of current portion	802,576	743,476
Restricted stock and other deposits	9,468	8,893
Deferred tax liabilities, net	12,395	23,104
Other liabilities	138,568	114,958
Total liabilities	1,590,571	1,635,865
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,713,823 and 66,789,464 shares issued and outstanding at September 24, 2024 and December 26, 2023, respectively)	67	67
Retained earnings	1,308,223	1,141,595
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,308,290	1,141,662
Noncontrolling interests	14,954	15,849
Total equity	1,323,244	1,157,511
Total liabilities and equity	$2,913,815	$2,793,376

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 24, 2024	September 26, 2023	September 24, 2024	September 26, 2023
Revenue:
Restaurant and other sales	$1,265,279	$1,115,224	$3,913,073	$3,447,192
Franchise royalties and fees	7,720	6,528	22,345	20,119
Total revenue	1,272,999	1,121,752	3,935,418	3,467,311
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	424,566	386,184	1,305,658	1,198,099
Labor	427,470	378,814	1,293,229	1,155,970
Rent	20,162	18,177	59,543	54,001
Other operating	191,011	169,225	581,515	507,846
Pre-opening	7,282	8,663	21,579	19,711
Depreciation and amortization	44,510	39,124	128,918	112,764
Impairment and closure, net	844	(2)	1,135	131
General and administrative	55,131	47,708	165,874	148,573
Total costs and expenses	1,170,976	1,047,893	3,557,451	3,197,095
Income from operations	102,023	73,859	377,967	270,216
Interest income, net	1,916	496	5,007	2,730
Equity income from investments in unconsolidated affiliates	235	139	778	1,181
Income before taxes	$104,174	$74,494	$383,752	$274,127
Income tax expense	17,400	8,870	57,913	35,474
Net income including noncontrolling interests	86,774	65,624	$325,839	$238,653
Less: Net income attributable to noncontrolling interests	2,362	1,836	8,080	6,207
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$84,412	$63,788	$317,759	$232,446

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.27	$0.96	$4.76	$3.47
Diluted	$1.26	$0.95	$4.74	$3.46
Weighted average shares outstanding:
Basic	66,704	66,779	66,777	66,923
Diluted	66,943	67,014	67,023	67,179
Cash dividends declared per share	$0.61	$0.55	$1.83	$1.65

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended September 24, 2024
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, June 25, 2024	66,727,898	$67	$—	$1,262,569	$1,262,636	$15,054	$1,277,690
Net income	—	—	—	84,412	84,412	2,362	86,774
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,485)	(2,485)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(23)	—	(23)	23	—
Dividends declared ($0.61 per share)	—	—	—	(40,696)	(40,696)	—	(40,696)
Shares issued under share-based compensation plans including tax effects	60,735	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(18,562)	—	(3,198)	—	(3,198)	—	(3,198)
Repurchase of shares of common stock, including excise tax as applicable	(56,248)	—	(11,555)	1,938	(9,617)	—	(9,617)
Share-based compensation	—	—	14,776	—	14,776	—	14,776
Balance, September 24, 2024	66,713,823	$67	$—	$1,308,223	$1,308,290	$14,954	$1,323,244

	For the 13 Weeks Ended September 26, 2023
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, June 27, 2023	66,843,456	$67	$—	$1,082,915	$1,082,982	$15,268	$1,098,250
Net income	—	—	—	63,788	63,788	1,836	65,624
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,894)	(1,894)
Dividends declared ($0.55 per share)	—	—	—	(36,731)	(36,731)	—	(36,731)
Shares issued under share-based compensation plans including tax effects	68,248	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(21,101)	—	(2,360)	—	(2,360)	—	(2,360)
Repurchase of shares of common stock, including excise tax as applicable	(107,593)	—	(6,162)	(6,083)	(12,245)	—	(12,245)
Share-based compensation	—	—	8,522	—	8,522	—	8,522
Balance, September 26, 2023	66,783,010	$67	$—	$1,103,889	$1,103,956	$15,210	$1,119,166

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 39 Weeks Ended September 24, 2024
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 26, 2023	66,789,464	$67	$—	$1,141,595	$1,141,662	$15,849	$1,157,511
Net income	—	—	—	317,759	317,759	8,080	325,839
Distributions to noncontrolling interest holders	—	—	—	—	—	(8,110)	(8,110)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(3,297)	—	(3,297)	(865)	(4,162)
Dividends declared ($1.83 per share)	—	—	—	(122,205)	(122,205)	—	(122,205)
Shares issued under share-based compensation plans including tax effects	295,519	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(92,246)	—	(14,027)	—	(14,027)	—	(14,027)
Repurchase of shares of common stock, including excise tax as applicable	(278,914)	—	(15,830)	(28,926)	(44,756)	—	(44,756)
Share-based compensation	—	—	33,154	—	33,154	—	33,154
Balance, September 24, 2024	66,713,823	$67	$—	$1,308,223	$1,308,290	$14,954	$1,323,244

	For the 39 Weeks Ended September 26, 2023
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 27, 2022	66,973,311	$67	$13,139	$999,432	$1,012,638	$15,024	$1,027,662
Net income	—	—	—	232,446	232,446	6,207	238,653
Distributions to noncontrolling interest holders	—	—	—	—	—	(6,021)	(6,021)
Dividends declared ($1.65 per share)	—	—	—	(110,429)	(110,429)	—	(110,429)
Shares issued under share-based compensation plans including tax effects	324,415	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(100,397)	—	(10,599)	—	(10,599)	—	(10,599)
Repurchase of shares of common stock, including excise tax as applicable	(414,319)	—	(27,806)	(17,560)	(45,366)	—	(45,366)
Share-based compensation	—	—	25,266	—	25,266	—	25,266
Balance, September 26, 2023	66,783,010	$67	$—	$1,103,889	$1,103,956	$15,210	$1,119,166

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 24, 2024	September 26, 2023
Cash flows from operating activities:
Net income including noncontrolling interests	$325,839	$238,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,918	112,764
Deferred income taxes	(9,592)	2,707
Loss on disposition of assets	2,842	4,315
Impairment and closure costs	826	41
Equity income from investments in unconsolidated affiliates	(778)	(1,181)
Distributions of income received from investments in unconsolidated affiliates	799	493
Provision for doubtful accounts	(22)	4
Share-based compensation expense	33,154	25,266
Changes in operating working capital, net of acquisitions:
Receivables	123,155	102,068
Inventories	(1,522)	1,835
Prepaid expenses and other current assets	10,394	5,821
Other assets	(15,566)	(12,680)
Accounts payable	3,166	14,188
Deferred revenue—gift cards	(147,287)	(135,251)
Accrued wages	20,636	13,469
Prepaid income taxes and income taxes payable	5,923	2,443
Accrued taxes and licenses	6,849	7,041
Other accrued liabilities	(98)	(10,117)
Operating lease right-of-use assets and lease liabilities	4,845	4,702
Other liabilities	23,608	14,158
Net cash provided by operating activities	516,089	390,739
Cash flows from investing activities:
Capital expenditures—property and equipment	(246,539)	(243,895)
Acquisitions of franchise restaurants, net of cash acquired	—	(39,153)
Proceeds from sale of investments in unconsolidated affiliates	—	632
Proceeds from sale of property and equipment	197	1,800
Proceeds from sale leaseback transactions	9,126	7,097
Net cash used in investing activities	(237,216)	(273,519)
Cash flows from financing activities:
Payments on revolving credit facility	—	(50,000)
Distributions to noncontrolling interest holders	(8,110)	(6,021)
Acquisition of noncontrolling interest	(5,279)	—
Proceeds from restricted stock and other deposits, net	396	485
Indirect repurchase of shares for minimum tax withholdings	(14,027)	(10,599)
Repurchase of shares of common stock	(44,689)	(45,193)
Dividends paid to shareholders	(122,205)	(110,429)
Net cash used in financing activities	(193,914)	(221,757)
Net increase (decrease) in cash and cash equivalents	84,959	(104,537)
Cash and cash equivalents—beginning of period	104,246	173,861
Cash and cash equivalents—end of period	$189,205	$69,324
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$669	$877
Income taxes paid	$61,804	$30,323
Capital expenditures included in current liabilities	$42,641	$51,556

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of September 24, 2024 and December 26, 2023 and for the 13 and 39 weeks ended September 24, 2024 and September 26, 2023.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of September 24, 2024, we owned and operated 657 restaurants and franchised an additional 115 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 115 franchise restaurants, there were 59 domestic restaurants and 56 international restaurants, including one in a U.S. territory. As of September 26, 2023, we owned and operated 623 restaurants and franchised an additional 99 restaurants in 49 states and ten foreign countries. Of the 99 franchise restaurants, there were 55 domestic restaurants and 44 international restaurants.

As of September 24, 2024 and September 26, 2023, we owned a majority interest in 19 and 20 company restaurants, respectively. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income.

As of September 24, 2024 and September 26, 2023, we owned a 5.0% to 10.0% equity interest in 20 domestic franchise restaurants. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates under equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income. All significant intercompany balances and transactions for these unconsolidated restaurants as well as the entities whose accounts have been consolidated have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our unaudited condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 and 39 weeks ended September 24, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2023.

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

As of September 24, 2024 and December 26, 2023, we had no outstanding borrowings under the credit facility and had $295.3 million of availability, net of $4.7 million of outstanding letters of credit.

The interest rate for the credit facility as of September 24, 2024 and September 26, 2023 was 5.72% and 6.19%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of September 24, 2024.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2024	September 26, 2023	September 24, 2024	September 26, 2023
Restaurant and other sales	$1,265,279	$1,115,224	$3,913,073	$3,447,192
Franchise royalties	6,808	5,832	20,601	17,896
Franchise fees	912	696	1,744	2,223
Total revenue	$1,272,999	$1,121,752	$3,935,418	$3,467,311

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2024	September 26, 2023	September 24, 2024	September 26, 2023
Beginning balance	$250,485	$226,130	$373,913	$335,403
Gift card activations, net of third-party fees	56,527	48,824	191,409	167,378
Gift card redemptions and breakage	(80,386)	(73,638)	(338,696)	(301,465)
Ending balance	$226,626	$201,316	$226,626	$201,316

We recognized restaurant sales of $26.1 million and $210.1 million for the 13 and 39 weeks ended September 24, 2024, respectively, related to amounts in deferred revenue as of December 26, 2023. We recognized restaurant sales of $26.5 million and $191.7 million for the 13 and 39 weeks ended September 26, 2023, respectively, related to amounts in deferred revenue as of December 27, 2022.

(5) Income Taxes

The effective tax rate was 16.7% and 11.9% for the 13 weeks ended September 24, 2024 and September 26, 2023, respectively. The effective tax rate was 15.1% and 12.9% for the 39 weeks ended September 24, 2024 and September 26, 2023, respectively. The increase in our tax rate for the 13 and 39 weeks ended September 24, 2024 as compared to the prior year periods was primarily due to a decrease in the impact of the FICA tip tax credit, which was driven by increased profitability.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at September 24, 2024 and December 26, 2023 was $256.3 million and $237.4 million, respectively.

As of September 24, 2024 and December 26, 2023, we were contingently liable for $9.7 million and $10.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 24, 2024 and December 26, 2023, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 39 weeks ended September 24, 2024 and September 26, 2023, we bought our beef primarily from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(8)   Related Party Transactions

As of September 24, 2024 and September 26, 2023, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. We recognized revenue of $0.5 million for each of the 13 weeks ended September 24, 2024 and September 26, 2023 related to the four franchise restaurants. We recognized revenue of $1.5 million for each of the 39 weeks ended September 24, 2024 and September 26, 2023 related to the four franchise restaurants.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding as presented in the accompanying unaudited condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2024	September 26, 2023	September 24, 2024	September 26, 2023
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$84,412	$63,788	$317,759	$232,446
Basic EPS:
Weighted-average common shares outstanding	66,704	66,779	66,777	66,923
Basic EPS	$1.27	$0.96	$4.76	$3.47
Diluted EPS:
Weighted-average common shares outstanding	66,704	66,779	66,777	66,923
Dilutive effect of nonvested stock units	239	235	246	256
Shares-diluted	66,943	67,014	67,023	67,179
Diluted EPS	$1.26	$0.95	$4.74	$3.46

(10) Fair Value Measurements

At September 24, 2024 and December 26, 2023, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 24, 2024.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 24, 2024	December 26, 2023
Deferred compensation plan—assets	1	$96,994	$81,316
Deferred compensation plan—liabilities	1	$(96,994)	$(81,222)

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

For the 13 and 39 weeks ended September 24, 2024, we paid $9.6 million and $44.7 million to repurchase 56,248 shares and 278,914 shares of our common stock, respectively. For the 13 and 39 weeks ended September 26, 2023, we paid $12.1 million and $45.2 million to repurchase 107,593 shares and 414,319 shares of our common stock, respectively. As of September 24, 2024, $72.2 million remained under our authorized stock repurchase program.

(12) Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba’s 33, Jaggers, and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba’s 33. The Texas Roadhouse reportable segment includes the results of our domestic company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our domestic company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, corporate-related assets, depreciation and amortization, and capital expenditures are also included in Other.

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

In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, but do not have a direct impact on restaurant-level operational efficiency and performance, including general and administrative expenses. We exclude pre-opening expenses as it occurs at irregular intervals and would impact comparability to prior period results. We exclude depreciation and amortization expenses, substantially all of which relates to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants. We exclude impairment and closure expenses as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results. Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry.

Restaurant and other sales for all operating segments are derived primarily from food and beverage sales. We do not rely on any major customer as a source of sales and the customers and assets of our reportable segments are located predominantly in the United States. There are no material transactions between reportable segments.

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended September 24, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,184,125	$73,416	$7,738	$1,265,279
Restaurant operating costs (excluding depreciation and amortization)	993,576	62,926	6,707	1,063,209
Restaurant margin	$190,549	$10,490	$1,031	$202,070

Depreciation and amortization	$37,372	$4,150	$2,988	$44,510
Capital expenditures	81,882	6,735	2,444	91,061

	For the 13 Weeks Ended September 26, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,047,795	$61,083	$6,346	$1,115,224
Restaurant operating costs (excluding depreciation and amortization)	893,330	53,584	5,486	952,400
Restaurant margin	$154,465	$7,499	$860	$162,824

Depreciation and amortization	$32,416	$3,518	$3,190	$39,124
Capital expenditures	76,811	7,027	5,477	89,315

	For the 39 Weeks Ended September 24, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,672,510	$217,501	$23,062	$3,913,073
Restaurant operating costs (excluding depreciation and amortization)	3,038,186	182,282	19,477	3,239,945
Restaurant margin	$634,324	$35,219	$3,585	$673,128

Depreciation and amortization	$108,327	$11,961	$8,630	$128,918
Capital expenditures	214,815	25,268	6,456	246,539

	For the 39 Weeks Ended September 26, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,244,973	$184,012	$18,207	$3,447,192
Restaurant operating costs (excluding depreciation and amortization)	2,741,313	158,428	16,175	2,915,916
Restaurant margin	$503,660	$25,584	$2,032	$531,276

Depreciation and amortization	$93,072	$10,399	$9,293	$112,764
Capital expenditures	210,403	23,032	10,460	243,895

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended		39 Weeks Ended
	September 24, 2024	September 26, 2023	September 24, 2024	September 26, 2023
Restaurant margin	$202,070	$162,824	$673,128	$531,276

Add:
Franchise royalties and fees	7,720	6,528	22,345	20,119

Less:
Pre-opening	7,282	8,663	21,579	19,711
Depreciation and amortization	44,510	39,124	128,918	112,764
Impairment and closure, net	844	(2)	1,135	131
General and administrative	55,131	47,708	165,874	148,573
Income from operations	$102,023	$73,859	$377,967	$270,216

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

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 772 restaurants in 49 states, one U.S. territory, and ten foreign countries. As of September 24, 2024, our 772 restaurants included:

●	657 company restaurants, of which 638 were wholly-owned and 19 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income. Of the 657 company restaurants, we operated 601 as Texas Roadhouse restaurants, 48 as Bubba’s 33 restaurants, and eight as Jaggers restaurants.

●	115 franchise restaurants, of which 20 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income. Of the 115 franchise restaurants, 56 were domestic Texas Roadhouse restaurants, three were domestic Jaggers restaurants, and 56 were international Texas Roadhouse restaurants, including one restaurant in a U.S. territory.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 17 of the 19 majority-owned company restaurants and 54 of the 59 systemwide domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 24, 2024 and September 26, 2023, are referred to as Q3 2024 and Q3 2023, respectively. The 39 weeks ended September 24, 2024, and September 26, 2023, are referred to as 2024 YTD and 2023 YTD, respectively. Fiscal year 2024 will be 53 weeks in length, with the fourth quarter 14 weeks in length. Fiscal year 2023 was 52 weeks in length, with the quarters 13 weeks in length.

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

In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, but do not have a direct impact on restaurant-level operational efficiency and performance, including general and administrative expenses. We exclude pre-opening expenses as it occurs at irregular intervals and would impact comparability to prior period results. We exclude depreciation and amortization expenses, substantially all of which relates to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants. We exclude impairment and closure expenses as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results. Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section below.

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

●	Interest Income, Net. Interest income, net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees, as applicable.

●	Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of September 24, 2024, and September 26, 2023, we owned a 5.0% to 10.0% equity interest in 20 domestic franchise restaurants.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 19 and 20 majority-owned restaurants as of September 24, 2024 and September 26, 2023, respectively.

Q3 2024 Financial Highlights

Total revenue increased $151.2 million or 13.5% to $1,273.0 million in Q3 2024 compared to $1,121.8 million in Q3 2023 primarily due to an increase in comparable restaurant sales and store weeks. Comparable restaurant sales and store weeks increased 8.5% and 5.8%, respectively, at company restaurants in Q3 2024 compared to Q3 2023. The increase in comparable restaurant sales was due to an increase in our per person average check along with an increase in guest traffic counts. The increase in store weeks was due to new store openings.

Net income increased $20.6 million or 32.3% to $84.4 million in Q3 2024 compared to $63.8 million in Q3 2023 primarily due to higher restaurant margin dollars, as described below, partially offset by higher general and administrative expenses and higher depreciation and amortization expenses. Diluted earnings per share increased 32.5% to $1.26 in Q3 2024 from $0.95 in Q3 2023 primarily due to the increase in net income.

Restaurant margin dollars increased $39.2 million or 24.1% to $202.1 million in Q3 2024 compared to $162.8 million in Q3 2023 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, increased to 16.0% in Q3 2024 compared to 14.6% in Q3 2023.  The increase in restaurant margin, as a percentage of restaurant and other sales, was primarily driven by higher sales. The benefit of a higher average guest check and labor productivity more than offset wage and other labor inflation of 4.7% and commodity inflation of 1.3%.

In addition, during the 13 weeks ended September 24, 2024, capital allocation spend included capital expenditures of $91.1 million, dividends of $40.7 million, and repurchases of common stock of $9.6 million.

Results of Operations

(in thousands)

	13 Weeks Ended				39 Weeks Ended
	September 24, 2024		September 26, 2023		September 24, 2024		September 26, 2023
	$	%	$	%	$	%	$	%

Condensed Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,265,279	99.4	1,115,224	99.4	3,913,073	99.4	3,447,192	99.4
Franchise royalties and fees	7,720	0.6	6,528	0.6	22,345	0.6	20,119	0.6
Total revenue	1,272,999	100.0	1,121,752	100.0	3,935,418	100.0	3,467,311	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	424,566	33.5	386,184	34.6	1,305,658	33.4	1,198,099	34.8
Labor	427,470	33.8	378,814	34.0	1,293,229	33.0	1,155,970	33.5
Rent	20,162	1.6	18,177	1.6	59,543	1.5	54,001	1.6
Other operating	191,011	15.1	169,225	15.2	581,515	14.9	507,846	14.7
(As a percentage of total revenue)
Pre-opening	7,282	0.6	8,663	0.8	21,579	0.5	19,711	0.6
Depreciation and amortization	44,510	3.5	39,124	3.5	128,918	3.3	112,764	3.3
Impairment and closure, net	844	0.1	(2)	NM	1,135	NM	131	NM
General and administrative	55,131	4.3	47,708	4.3	165,874	4.2	148,573	4.3
Total costs and expenses	1,170,976	92.0	1,047,893	93.4	3,557,451	90.4	3,197,095	92.2
Income from operations	102,023	8.0	73,859	6.6	377,967	9.6	270,216	7.8
Interest income, net	1,916	0.2	496	0.0	5,007	0.1	2,730	0.1
Equity income from investments in unconsolidated affiliates	235	NM	139	NM	778	NM	1,181	NM
Income before taxes	104,174	8.2	74,494	6.6	383,752	9.8	274,127	7.9
Income tax expense	17,400	1.4	8,870	0.8	57,913	1.5	35,474	1.0
Net income including noncontrolling interests	86,774	6.8	65,624	5.9	325,839	8.3	238,653	6.9
Net income attributable to noncontrolling interests	2,362	0.2	1,836	0.2	8,080	0.2	6,207	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	84,412	6.6	63,788	5.7	317,759	8.1	232,446	6.7

NM — Not meaningful

Reconciliation of Income from Operations to Restaurant Margin
($ in thousands, except restaurant margin $ per store week)

	13 Weeks Ended		39 Weeks Ended
	September 24, 2024	September 26, 2023	September 24, 2024	September 26, 2023

Income from operations	$102,023	$73,859	$377,967	$270,216

Less:
Franchise royalties and fees	7,720	6,528	22,345	20,119

Add:
Pre-opening	7,282	8,663	21,579	19,711
Depreciation and amortization	44,510	39,124	128,918	112,764
Impairment and closure, net	844	(2)	1,135	131
General and administrative	55,131	47,708	165,874	148,573
Restaurant margin	$202,070	$162,824	$673,128	$531,276

Restaurant margin $/store week	$23,784	$20,272	$26,725	$22,237
Restaurant margin (as a percentage of restaurant and other sales)	16.0%	14.6%	17.2%	15.4%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 26, 2023	741	686	45	10
Company openings	22	19	3	—
Franchise openings - Domestic	1	—	—	1
Franchise openings - International (1)	8	8	—	—
Balance at September 24, 2024	772	713	48	11

	September 24, 2024	September 26, 2023
Company - Texas Roadhouse	601	573
Company - Bubba's 33	48	43
Company - Jaggers	8	7
Total company	657	623

Franchise - Texas Roadhouse - Domestic	56	54
Franchise - Jaggers - Domestic	3	1
Franchise - Texas Roadhouse - International (1)	56	44
Total franchise	115	99

Total	772	722
(1)	Includes a U.S. territory.

Q3 2024 compared to Q3 2023 and 2024 YTD compared to 2023 YTD

Restaurant and Other Sales

Restaurant and other sales increased 13.5% in both Q3 2024 compared to Q3 2023 and 2024 YTD compared to 2023 YTD. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2024	Q3 2023	2024 YTD	2023 YTD
Company Restaurants:
Increase in store weeks	5.8%	5.7%	5.4%	5.8%
Increase in average unit volume	7.5%	7.8%	8.1%	9.7%
Other (1)	0.5%	(0.1)%	0.1%	0.0%
Total increase in restaurant sales	13.8%	13.4%	13.6%	15.5%
Other sales	(0.3)%	(0.4)%	(0.1)%	(0.1)%
Total increase in restaurant and other sales	13.5%	13.0%	13.5%	15.4%

Store weeks	8,496	8,032	25,187	23,892
Comparable restaurant sales	8.5%	8.2%	8.8%	10.1%

Texas Roadhouse restaurants:
Store weeks	7,768	7,394	23,070	22,041
Comparable restaurant sales	8.7%	8.4%	8.9%	10.3%
Average unit volume (in thousands) (2)	$1,990	$1,840	$6,260	$5,753

Weekly sales by group:
Comparable restaurants (560, 542, 549, and 527 units)	$153,870	$141,675	$160,715	$147,832
Average unit volume restaurants (22, 18, 17, and 22 units)	$132,430	$138,439	$153,918	$139,989
Restaurants less than six months old (19, 13, 35, and 24 units)	$142,628	$141,409	$142,925	$150,747

Bubba's 33 restaurants:
Store weeks	624	547	1,805	1,593
Comparable restaurant sales	5.3%	4.8%	5.0%	6.0%
Average unit volume (in thousands) (2)	$1,502	$1,437	$4,641	$4,494

Weekly sales by group:
Comparable restaurants (40, 36, 37, and 34 units)	$116,330	$112,447	$120,952	$115,343
Average unit volume restaurants (5, 4, 4, and 3 units)	$109,485	$93,012	$100,893	$113,926
Restaurants less than six months old (3, 3, 7, and 6 units)	$140,369	$129,941	$128,746	$116,281
(1)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed during the period.

(2)	Average unit volume includes restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increases in restaurant sales for Q3 2024 and 2024 YTD were primarily attributable to an increase in store weeks and an increase in comparable restaurant sales. The increases in store weeks were driven by the opening of new restaurants. The increases in comparable restaurant sales were driven by an increase in our per person average check along with an increase in guest traffic counts as shown in the table below.

	Q3 2024	Q3 2023	2024 YTD	2023 YTD
Guest traffic counts	3.8%	4.1%	4.3%	5.5%
Per person average check	4.7%	4.1%	4.5%	4.6%
Comparable restaurant sales growth	8.5%	8.2%	8.8%	10.1%

To-go sales as a percentage of restaurant sales were 12.7% in Q3 2024 compared to 12.3% in Q3 2023 and were 12.8% in 2024 YTD compared to 12.6% in 2023 YTD.

Per person average check for 2024 includes the benefit of a menu price increase of approximately 2.2% implemented in Q2 2024 and menu price increases of approximately 2.2% and 2.7% implemented in Q2 2023 and Q4 2023, respectively. In addition, we implemented a menu price increase of approximately 0.9% in late September 2024.

In 2024 YTD, we opened 19 Texas Roadhouse company restaurants and three Bubba’s 33 company restaurants. In 2024, we expect store week growth of approximately 7.5% across all concepts, including a benefit of 2% from the 53rd week. In 2025, we expect store week growth of approximately 5% across all concepts, including a benefit of 2% from the planned acquisition of 13 domestic franchise restaurants at the beginning of our 2025 fiscal year.

Other sales include the net impact of the amortization of third party gift card fees and gift card breakage income, sales related to our non-royalty based retail products, and content revenue related to our tabletop kiosk devices. The net impact of these amounts was $(2.1) million in Q3 2024 and $1.4 million in Q3 2023 and was $(11.3) million in 2024 YTD and $(7.2) million in 2023 YTD. The changes in Q3 2024 and Q3 2023 were driven by favorable adjustments recorded of $0.6 million and $3.7 million, respectively. These adjustments related to changes in our estimate of gift card breakage due to a shift in our historic redemption patterns which indicated that the percentage of gift cards sold that are not expected to be redeemed had increased.

Franchise Royalties and Fees

Franchise royalties and fees increased by $1.2 million or 18.3% in Q3 2024 compared to Q3 2023 and increased by $2.2 million or 11.1% in 2024 YTD compared with 2023 YTD. The increases were due to comparable franchise restaurant sales growth and new store openings partially offset by $0.2 million in Q3 2024 and $1.1 million in 2024 YTD related to the reclassification of certain items that were reported in general and administrative expenses in our unaudited condensed consolidated statements of income in Q3 2023 and 2023 YTD.

In 2024 YTD, our franchise partners opened eight international Texas Roadhouse restaurants, including one in a U.S. territory, and one Jaggers domestic restaurant.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, decreased to 33.5% in Q3 2024 compared to 34.6% in Q3 2023 and decreased to 33.4% in 2024 YTD compared to 34.8% in 2023 YTD. The decreases were primarily driven by the benefit of a higher average guest check partially offset by commodity inflation of 1.3% in Q3 2024 and 0.8% in 2024 YTD primarily due to higher beef costs.

In 2024, we expect commodity inflation of less than 1% for the year with prices locked for approximately 70% of our remaining forecasted costs and the remainder subject to floating market prices. In 2025, we expect commodity inflation of 2% to 3%.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 33.8% in Q3 2024 compared to 34.0% in Q3 2023 and decreased to 33.0% in 2024 YTD compared to 33.5% in 2023 YTD. The decreases were primarily driven by the benefit of a higher average guest check and labor productivity partially offset by wage and other labor inflation of 4.7% in Q3 2024 and 4.5% in 2024 YTD. Wage and other labor inflation was driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people.

In 2024, we expect wage and other labor inflation of approximately 4.5%. In 2025, we anticipate our labor costs will continue to be pressured by wage and other labor inflation of 4% to 5%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, was 1.6% in both Q3 2024 and Q3 2023 and decreased to 1.5% in 2024 YTD compared to 1.6% in 2023 YTD. In Q3 2024, higher rent expense at our newer restaurants was offset by the increase in average unit volume. The decrease in 2024 YTD was driven by the increase in average unit volume partially offset by higher rent expense at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 15.1% in Q3 2024 compared to 15.2% in Q3 2023 and increased to 14.9% in 2024 YTD compared to 14.7% in 2023 YTD. The decrease in Q3 2024 was driven by the increase in average unit volume partially offset by higher incentive compensation expense. The increase in 2024 YTD was driven by an increase in general liability insurance expense of $2.4 million and higher incentive compensation expense partially offset by the increase in average unit volume. The increase in general liability insurance expense was due to unfavorable claims experience and an increase in retention levels.

Pre-opening Expenses

Pre-opening expenses were $7.3 million in Q3 2024 compared to $8.7 million in Q3 2023 and $21.6 million in 2024 YTD compared to $19.7 million in 2023 YTD. Pre-opening costs will fluctuate from quarter to quarter based on specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses

Depreciation and amortization expense, as a percentage of total revenue, was 3.5% in both Q3 2024 and Q3 2023 and was 3.3% in both 2024 YTD and 2023 YTD. In both periods, higher depreciation expense at our newer restaurants was offset by the increase in average unit volume.

Impairment and Closure Costs, Net

Impairment and closure costs, net were $0.8 million in Q3 2024 and were not significant in Q3 2023 and were $1.1 million in 2024 YTD compared to $0.1 million in 2023 YTD. In Q3 2024 and 2024 YTD, impairment and closure costs, net included costs related to the impairment of a building at a previously relocated store.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, were 4.3% in both Q3 2024 and Q3 2023 and decreased to 4.2% in 2024 YTD compared to 4.3% in 2023 YTD. In Q3 2024, higher restricted stock expense and incentive compensation expense were offset by an increase in average unit volume. The decrease in 2024 YTD was driven by the increase in average unit volume and a separation payout of $2.6 million in Q1 2023, related to the retirement of an executive officer, partially offset by higher restricted stock expense and incentive compensation expense. The increases in restricted stock expense were primarily due to shifting our restricted stock grants from quarterly to annually.

Interest Income, Net

Interest income, net was $1.9 million and $0.5 million in Q3 2024 and Q3 2023, respectively, and was $5.0 million and $2.7 million in 2024 YTD and 2023 YTD, respectively. The increases were driven by increased earnings on our cash and cash equivalents in both periods and decreased borrowings on our revolving credit facility in 2024 YTD.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $0.2 million in Q3 2024 compared to $0.1 million Q3 2023 and was $0.8 million in 2024 YTD compared to $1.2 million in 2023 YTD. The increase in Q3 2024 was driven by increased earnings on these affiliates. The decrease in 2024 YTD was primarily driven by a $0.6 million gain on the acquisition of four of these affiliates in 2023 YTD partially offset by increased earnings on these remaining affiliates.

Income Tax Expense

Our effective tax rate was 16.7% in Q3 2024 compared to 11.9% in Q3 2023 and was 15.1% in 2024 YTD compared to 12.9% in 2023 YTD. The increases were driven by a decrease in the impact of the FICA tip tax credit, which was driven by increased profitability.

In 2024, we expect an effective tax rate of approximately 15% based on forecasted operating results. In 2025, we expect an effective tax rate of 15% to 16% based on forecasted operating results.

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba's 33, Jaggers, and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba's 33. The Texas Roadhouse reportable segment includes the results of our domestic company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our domestic company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, corporate-related assets, depreciation and amortization, and capital expenditures are also included in Other.

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

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	September 24, 2024		September 26, 2023
Texas Roadhouse	$190,549	16.1%	$154,465	14.7%
Bubba's 33	10,490	14.3	7,499	12.3
Other	1,031	13.3	860	13.6
Total	$202,070	16.0%	$162,824	14.6%

	39 Weeks Ended
	September 24, 2024		September 26, 2023
Texas Roadhouse	$634,324	17.3%	$503,660	15.5%
Bubba's 33	35,219	16.2	25,584	13.9
Other	3,585	15.5	2,032	11.2
Total	$673,128	17.2%	$531,276	15.4%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $36.1 million or 23.4% in Q3 2024 and increased $130.7 million or 25.9% in 2024 YTD. The increases were primarily due to higher sales and improved labor productivity partially offset by wage and other labor inflation as well as higher general liability insurance expense in the 2024 YTD period.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $3.0 million or 39.9% in Q3 2024 and increased $9.6 million or 37.7% in 2024 YTD. The increases were primarily due to higher sales and improved labor productivity partially offset by wage and other labor inflation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	39 Weeks Ended
	September 24, 2024	September 26, 2023
Net cash provided by operating activities	$516,089	$390,739
Net cash used in investing activities	(237,216)	(273,519)
Net cash used in financing activities	(193,914)	(221,757)
Net increase (decrease) in cash and cash equivalents	$84,959	$(104,537)

Net cash provided by operating activities was $516.1 million in 2024 YTD compared to $390.7 million in 2023 YTD. This increase was primarily due to an increase in net income and a favorable change in working capital.

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

Net cash used in investing activities was $237.2 million in 2024 YTD compared to $273.5 million in 2023 YTD. The decrease was primarily due to the acquisition of eight domestic franchise restaurants for $39.1 million in Q1 2023.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants and the acquisition of franchise restaurants, as applicable.  We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of September 24, 2024, we had developed 153 of the 657 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	39 Weeks Ended
	September 24, 2024	September 26, 2023
New company restaurants	$144,574	$138,124
Refurbishment or expansion of existing restaurants	87,014	88,580
Relocation of existing restaurants	10,540	11,946
Capital expenditures related to Support Center office	4,411	5,245
Total capital expenditures	$246,539	$243,895

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

We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility. In 2024, we expect capital expenditures of $360 million to $370 million. In 2025, we expect capital expenditures of approximately $400 million.

Net cash used in financing activities was $193.9 million in 2024 YTD compared to $221.8 million in 2023 YTD. The decrease is primarily due to the $50 million repayment of our revolving credit facility in 2023 YTD partially offset by an increase in our quarterly dividend payment.

On February 14, 2024, our Board authorized the payment of a quarterly cash dividend of $0.61 per share of common stock compared to the quarterly dividend of $0.55 per share of common stock declared in 2023. The payment of quarterly dividends totaled $122.2 million and $110.4 million in 2024 YTD and 2023 YTD, respectively.

On March 17, 2022, our Board approved a stock repurchase program under which we may repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions.

During 2024 YTD and 2023 YTD, we paid $44.7 million and $45.2 million, respectively, to repurchase 278,914 shares and 414,319 shares, respectively, of our common stock. As of September 24, 2024, $72.2 million remained under our authorized stock repurchase program.

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

As of September 24, 2024 and December 26, 2023, we had no outstanding borrowings under the credit facility and had $295.3 million of availability, net of $4.7 million of outstanding letters of credit, respectively.

The interest rate for the credit facility as of September 24, 2024 and September 26, 2023 was 5.72% and 6.19%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of September 24, 2024.

Guarantees

As of September 24, 2024 and December 26, 2023, we were contingently liable for $9.7 million and $10.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 24, 2024 and December 26, 2023 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the credit facility require us to pay interest on outstanding borrowings at SOFR, plus a fixed adjustment of 0.10%, plus a variable adjustment of 0.875% to 1.875% depending on our consolidated leverage ratio. As of September 24, 2024, we had no outstanding borrowings under our credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 24, 2024.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended September 24, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2008, our Board approved our first stock repurchase program. From inception through September 24, 2024, we have paid $728.2 million through our authorized stock repurchase programs to repurchase 21,775,382 shares of our common stock at an average price per share of $33.44. On March 17, 2022, our Board approved a stock repurchase program which authorized us to repurchase up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act.

For the 13 weeks ended September 24, 2024, we paid $9.6 million to repurchase 56,248 shares of our common stock. As of September 24, 2024, $72.2 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
June 26 to July 23	48,748	$169.95	48,748	$73,460,525
July 24 to August 20	7,500	$168.75	7,500	$72,194,875
August 21 to September 24	—	$—	—	$72,194,875
Total	56,248		56,248

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the 13 weeks ended September 24, 2024, no executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

TEXAS ROADHOUSE, INC.

Date: November 1, 2024	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2024	By:	/s/ D. CHRISTOPHER MONROE
D. Christopher Monroe
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2024	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich
Vice President of Finance
(Principal Accounting Officer)