Form 10-K
period 2024-12-31
Texas Roadhouse, Inc.
filed 2025-02-28
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended June 25, 2024 was approximately $11.4 billion based on the closing stock price of $171.66 on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 66,450,642 on February 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, in periodic reports and oral statements and in this Annual Report on Form 10-K, we present statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are based on our beliefs, assumptions, and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

●	our ability to successfully execute our growth strategies;
●	our ability to successfully open new restaurants, acquire franchise restaurants, and/or execute other strategic initiatives;
●	our ability to increase and/or maintain dine-in and to-go sales as well as profits at our existing restaurants;
●	our ability to integrate the franchise or other restaurants which we acquire or develop;
●	the continued service of key management personnel;
●	the impact of health epidemics or pandemics on our business including restrictions or regulations on our operations;
●	health, dietary, and other concerns about our food products;
●	our ability to attract, motivate, and retain qualified employees;
●	the impact of federal, state, or local government laws and regulations relating to our employees and the sale of food and alcoholic beverages;
●	the impact of litigation, including remedial actions, payment of damages and expenses, and negative publicity;
●	disruptions to the availability and price of our principal food and beverage products and all other operating costs;
●	labor shortages or increased labor costs, such as federal or state minimum wage changes, market wage levels, health care, sick pay, and workers’ compensation insurance costs;
●	inflationary increases in the costs of construction, including labor and material costs, and/or real estate;
●	changes in consumer preferences and demographic trends;
●	the impact of initiatives by competitors and increased competition generally;
●	our ability to successfully expand into new and existing domestic and international markets;
●	risks associated with partnering in markets with franchisees or other investment partners whose interests may not align with ours;
●	risks associated with developing and successfully operating additional concepts;
●	security breaches or technology failures including failure to protect and maintain the security of confidential guest, vendor, and employee information, either internally or by one of our vendors, compliance with privacy and data protection laws, and risks of failures or breaches of our data protection systems;

●	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our initiatives;
●	negative publicity regarding food safety, health concerns, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	our franchisees’ adherence to the terms of their franchise agreements;
●	potential fluctuation in our quarterly operating results due to seasonality and other factors;
●	our ability to adequately protect our intellectual property;
●	our ability to adequately protect the physical security of our employees, guests, and restaurants;
●	our ability to raise capital in the future;
●	volatility of actuarially determined self-insurance losses and loss estimates;
●	adoption of new, or changes in existing, accounting policies and practices;
●	changes in and/or interpretations of federal and state tax laws;
●	adverse weather conditions which impact guest traffic at our restaurants; and
●	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

The words "believe," "may," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "plan," "strive," "goal," "projects," "forecasts," "will," or similar words or, in each case, their negative or other variations or comparable terminology, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

Other risks, uncertainties, and factors, including those discussed under "Risk Factors," or those currently deemed immaterial or unknown, could cause our actual results to differ materially from those projected in any forward-looking statements we make.

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

Introduction

The Company is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 784 restaurants in 49 states, one U.S. territory, and ten foreign countries.

Our mission statement is "Legendary Food, Legendary Service®" and our core values are "Passion, Partnership, Integrity, and Fun with Purpose." Our operating strategy is designed to position each of our casual dining restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. This strategy guides our purpose statement of "Serving Communities Across America and the World."

Restaurant Concepts

As of December 31, 2024, we owned and operated 666 restaurants and franchised an additional 118 restaurants. Of the 666 restaurants we owned and operated, we operated 608 as Texas Roadhouse restaurants, 49 as Bubba’s 33 restaurants, and nine as Jaggers restaurants. Of the 118 franchise restaurants, 56 were domestic Texas Roadhouse restaurants, four were domestic Jaggers restaurants, 57 were international Texas Roadhouse restaurants, including one restaurant in a U.S. territory, and one was an international Jaggers restaurant.

Texas Roadhouse is a moderately priced, full-service, casual dining restaurant concept offering an assortment of specially seasoned and aged steaks hand-cut daily on the premises and cooked to order over open grills. In addition to steaks, we also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork, and vegetable plates, and an assortment of hamburgers, salads, and sandwiches. The majority of our entrées include two made-from-scratch side items, and we offer all our dine-in guests free, unlimited roasted in-shell peanuts and fresh baked yeast rolls.

Bubba’s 33 is a moderately priced, full-service, casual dining restaurant concept featuring scratch-made food for all with a little rock 'n' roll, ice-cold beer, and signature cocktails. Our menu features burgers, pizza, and wings as well as a wide variety of appetizers, sandwiches, and dinner entrées. Bubba’s 33 is open for daily lunch and dinner service and delivery services are offered at a majority of locations. Our first Bubba’s 33 restaurant opened in May 2013 in Fayetteville, North Carolina.

Jaggers is a fast-casual restaurant concept offering burgers, hand-breaded chicken sandwiches and chicken tenders, made-to-order fresh salads, and hand-spun milkshakes. Jaggers offers drive-thru, carry-out, and dine-in service options. We also offer delivery services at a majority of locations. Our first Jaggers restaurant opened in December 2014 in Noblesville, Indiana.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba’s 33, Jaggers, and retail initiatives as separate operating segments. In addition, we have identified Texas Roadhouse and Bubba's 33 as reportable segments.

Operating Strategy

The operating strategy that underlies the growth of our restaurants is built on the following key components:

●	Offering high quality, freshly prepared food. We place a great deal of emphasis on providing our guests with high quality, freshly prepared food. As part of our process, we have developed proprietary recipes to provide consistency in quality and taste throughout all restaurants. We expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, portion size, appearance, and presentation. In addition, we employ a team of product coaches whose function is to provide continual, hands-on training and education to our kitchen staff for the purpose of promoting consistent adherence to recipes, food preparation procedures, food safety standards, and overall food quality.
●	Creating a fun and comfortable atmosphere with a focus on high quality service. We believe the service quality and atmosphere we establish in our restaurants is a key component for fostering repeat business. In our full-service restaurants, we focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner. Our Texas Roadhouse restaurants feature a rustic southwestern lodge décor accentuated with hand-painted murals, neon signs, and southwestern prints, rugs, and artifacts. Additionally, our restaurants continuously play upbeat country hits. Our Bubba’s 33 restaurants feature walls lined with televisions playing sporting events and music videos and are decorated with sports jerseys, neon signs, and other local flair. Our fast-casual concept, Jaggers, offers both drive-thru and dining room service in a modern design featuring a contemporary exterior and a comfortable and inviting dining room.
●	Owner-operator partnership model. As part of our effort to maintain a People-First culture, we offer a performance-based compensation program supported by competitive benefits and health programs to our individual restaurant managers and multi-restaurant operators, who are called "managing partners" and "market partners," respectively. Each of these partners is required to sign a multi-year employment agreement and make a refundable deposit at the time of hire, that we believe reinforces an ownership mentality. The annual compensation of these partners includes a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre-tax income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced, and highly motivated managing and market partners.
●	Offering everyday value. Our everyday value includes attractive price points, generous portions, and heaping sides. When we evaluate menu pricing, we focus on remaining disciplined as we balance short-term pressures with long-term growth while always keeping our guest top of mind. Prices are reviewed individually in each local market and are offered at moderate price points that we believe are as low as or lower than those offered by our competitors without sacrificing food quality. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. Based on the results of our pricing evaluations, we will continue to take pricing actions we feel are needed while striving to maintain our value proposition.
●	Serving our communities. We strive to be the neighborhood destination in each market in which we operate. We do not rely on national television or print advertising to promote our brands. To build brand awareness and become the hometown favorite, our partners engage with their local communities through a variety of promotional activities, such as contributing time, money, and complimentary meals to charitable, civic, and cultural programs. Additionally, we employ marketing coordinators at the restaurant and market level to develop and execute the majority of the local marketing strategies.
●	Focusing on dinner. In nearly all of our Texas Roadhouse restaurants, we limit our operating hours to dinner only during the weekdays with approximately one half of our restaurants offering lunch on Friday. This focus on dinner allows our restaurant teams to prepare for and manage only one shift per day during the week and to prepare for the significant volumes of sales our restaurants generate.

Restaurant Development and Unit Economics

We consistently evaluate opportunities to develop restaurants in new and existing markets. Our site selection process is critical to our growth strategy. In analyzing each prospective site, our real estate team and restaurant market partners devote significant time and resources to the evaluation of local market demographics, population density, household income levels, and site-specific characteristics such as visibility, accessibility, traffic generators, proximity of other retail activities and competitors, traffic counts, and parking. We work actively with experienced real estate brokers in target markets to select high quality sites and to maintain and regularly update our database of potential sites.

We design our restaurant prototypes to provide a relaxed atmosphere for our guests, while also focusing on restaurant-level returns over time. Our current prototypical Texas Roadhouse restaurant consists of a freestanding building with approximately 8,000 square feet with seating for approximately 270 to 325 guests and parking for approximately 180 vehicles either on-site or in combination with some form of off-site cross parking arrangement. Our current prototypes are adaptable to in-line and end-cap locations and/or spaces within an enclosed mall or a shopping center.

Our current prototypical Bubba’s 33 restaurant consists of a freestanding building with approximately 7,600 square feet with seating for approximately 270 to 330 guests. Some locations include patio seating for approximately 60 guests. Parking is targeted for approximately 180 vehicles either on-site or in combination with some form of off-site cross parking arrangement.

Our capital investment for new restaurants, which includes an estimate of pre-opening expense and a 10x initial base rent factor for those sites that are leased, varies significantly depending on a number of factors. These factors include, but are not limited to: the concept, square footage, layout, scope of required site work, geographical location, supply chain costs, type of construction labor (union or non-union), local permitting requirements, our ability to negotiate with landowners and/or landlords, cost of liquor and other licenses, and pre-opening expense.

In 2024 and 2023, our average capital investment for Texas Roadhouse restaurants was approximately $8.0 million. In 2024, an increase in building and furniture, fixtures, and equipment costs was offset by a decrease in site work and liquor license costs. We expect our average capital investment for restaurants to be opened in 2025 to increase to approximately $8.6 million primarily due to increased site work costs and increased rent.

In 2024 and 2023, our average capital investment for Bubba’s 33 restaurants was $8.6 million and $8.2 million, respectively. The increase in our 2024 average capital investment was primarily due to an increase in site work costs partially offset by a decrease in pre-opening costs. We expect our average capital investment for restaurants to be opened in 2025 to be approximately $8.6 million.

Existing Restaurant Locations

As of December 31, 2024, we had 666 company restaurants and 118 franchise restaurants in 49 states, one U.S. territory, and ten foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	12	—	12
Alaska	2	—	2
Arizona	22	—	22
Arkansas	9	—	9
California	8	11	19
Colorado	17	1	18
Connecticut	6	—	6
Delaware	5	—	5
Florida	48	—	48
Georgia	17	3	20
Idaho	6	—	6
Illinois	19	—	19
Indiana	30	8	38
Iowa	11	—	11
Kansas	7	1	8
Kentucky	20	3	23
Louisiana	10	1	11
Maine	3	—	3
Maryland	14	—	14
Massachusetts	10	1	11
Michigan	22	3	25
Minnesota	7	—	7
Mississippi	3	—	3
Missouri	18	—	18
Montana	2	1	3
Nebraska	4	—	4
Nevada	4	—	4
New Hampshire	4	—	4
New Jersey	10	—	10
New Mexico	9	—	9
New York	22	—	22
North Carolina	22	3	25
North Dakota	2	1	3
Ohio	38	1	39
Oklahoma	10	—	10
Oregon	2	—	2
Pennsylvania	29	6	35
Rhode Island	3	—	3
South Carolina	9	—	9
South Dakota	2	—	2
Tennessee	19	1	20
Texas	93	6	99
Utah	10	1	11
Vermont	1	—	1
Virginia	24	—	24
Washington	4	1	5
West Virginia	4	3	7
Wisconsin	11	4	15
Wyoming	2	—	2
Total domestic restaurants	666	60	726
Puerto Rico	—	1	1
Bahrain	—	1	1
China	—	1	1
South Korea	—	8	8
Kuwait	—	3	3
Mexico	—	4	4
Philippines	—	24	24
Qatar	—	1	1
Saudi Arabia	—	4	4
Taiwan	—	6	6
United Arab Emirates	—	5	5
Total international restaurants, including a U.S. territory	—	58	58
Total system-wide restaurants	666	118	784

Food

Menu. Our restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. At Texas Roadhouse restaurants, we offer a broad assortment of specially seasoned and aged steaks, all cooked over open grills and all but one hand-cut daily on the premises. We also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork, and vegetable plates, and an assortment of burgers, salads, and sandwiches. Entrée prices include roasted in-shell peanuts, fresh baked yeast rolls, and most include the choice of two made-from-scratch sides. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Rattlesnake Bites". We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées served with one side item and a beverage.

At Bubba’s 33 restaurants, we offer a broad assortment of burgers, pizza, and wings as well as a wide variety of appetizers, sandwiches, and dinner entrées. Our Bubba’s 33 restaurants also offer an extensive selection of ice-cold draft beer and signature cocktails. We provide a "12 & Under" menu for children that includes a selection of items, including a beverage.

At Jaggers restaurants, we offer fresh, scratch-made food including double-stacked burgers, hand-breaded chicken sandwiches and chicken tenders, made-to-order fresh salads, and hand-spun milkshakes. We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées, a side, a drink, and a cookie.

Most of our full-service restaurants feature a full bar that offers a selection of draft and bottled beer, major brands of liquor and wine, as well as made in-house margaritas and signature cocktails. Managing partners are encouraged to tailor their beer selection to include regional and local brands. In 2024, alcoholic beverages at all company restaurants accounted for 9.6% of restaurant sales.

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

We work with a third-party vendor to manage an online tool to provide nutritional information as well as help guests identify known allergens in each of our menu items. This information is available for all concepts.

Food Quality and Safety. We are committed to serving a varied menu of high quality, great tasting food items with an emphasis on freshness. We have developed proprietary recipes to promote consistency in quality and taste throughout all restaurants and provide a unique flavor experience to our guests. At each domestic Texas Roadhouse restaurant, a trained meat cutter hand cuts our steaks and other restaurant employees prepare our side items and yeast rolls from scratch in the restaurants daily. At both Texas Roadhouse and Bubba’s 33 restaurants, we assign individual kitchen employees to the preparation of designated food items in order to focus on quality, consistency, speed, and food safety. Additionally, we expect a management level employee to inspect every entrée before it leaves the kitchen to confirm it matches the guest’s order and meets our standards for quality, portion size, appearance, and presentation.

We employ a team of product coaches whose function is to provide continual, hands-on training and education to the kitchen staff in all of our restaurants for the purpose of reinforcing food quality, recipe consistency, food preparation procedures, food safety and sanitation standards, food appearance, freshness, portion size, and crisis management. The product coach team supports all of our full-service domestic restaurants.

Food safety and sanitation is of utmost importance to us. We currently utilize several additional programs to help facilitate adherence to proper food preparation procedures and food safety standards including temperature monitoring at vendor distribution centers and our daily taste and temperature procedures within each restaurant. We have a food team whose function, in conjunction with our product coaches, is to develop, enforce, and maintain programs designed to promote compliance with food safety guidelines. This includes the routine performance of a gap analysis through various tabletop exercises to identify areas of need or improvement. The food team also has incorporated technology in the food safety program which includes the use of electronic checklists that can capture and report trends and digital temperature monitoring and cooling automation.

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

Procurement. Our procurement philosophy is designed to supply fresh, quality products to our restaurants at competitive prices while maximizing operating efficiencies. We negotiate directly with suppliers for substantially all food and beverage products to maximize quality and freshness and obtain competitive prices. Food and supplies are ordered by and shipped directly to our domestic restaurants. Most food products used in the operation of our restaurants are distributed to individual restaurants through a national distribution company. We strive to qualify more than one supplier for all key food items and believe that beef of comparable quality as well as all other essential food and beverage products are available, upon short notice, from alternative qualified suppliers.

As a requirement of our quality assurance process, primary food items are purchased from qualified vendors who are regularly audited by reputable, outside inspection services confirming compliance with United States Food and Drug Administration and United States Department of Agriculture guidelines, the results of which are reviewed by our food safety team.

We are committed to building long-term partnerships with suppliers who are dedicated to delivering and producing safe, high-quality ingredients and products in a sustainable, ethical, and humane manner. All suppliers are expected to comply with our Vendor Partner Expectations that outlines our standards for vendors, which include without limitation, adherence to our food safety standards, how they conduct their business, how they treat their employees, and an expectation that our suppliers will comply with all applicable laws and regulations. We have added these Vendor Partner Expectations to various contracts with our largest suppliers and distributors and are looking for ways to incorporate them into our contracts for additional selected vendors.

We are also focused on driving innovation, efficiency, and resiliency in our supply chain by collaborating with our suppliers to improve quality, enhance visibility, eliminate waste, create redundancy, and drive additional productivity in our operations.

Service

Service Quality. We believe that guest satisfaction and our ability to continually evaluate and improve the guest experience at each of our restaurants is important to our success. We employ a team of service coaches whose function is to provide consistent, hands-on training and education to our managers and service staff in all of our full-service domestic restaurants. This training and education reinforces service quality, teamwork, responsible alcohol service, staff attentiveness and guest interactions in the dining room, as well as the implementation of new technologies and process changes.

Guest Satisfaction. We receive valuable feedback from our guests through the use of guest surveys, our various websites including "texasroadhouse.com," "bubbas33.com" or "eatjaggers.com," a toll-free guest response telephone line, tabletop kiosks in the restaurant, emails, letters, social media, and personal interaction in the restaurant. We have implemented several programs to evaluate guest satisfaction, with particular attention given to food, beverage, and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. We continue to evaluate and implement new processes and technologies relating to guest satisfaction, including reducing guest wait times, improving host interaction with the guest, and improving the to-go experience for our guests.

Atmosphere. The atmosphere of our restaurants is intended to appeal to broad segments of the population. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere. The interiors feature wood walls and stained concrete floors and are decorated with hand-painted murals, neon signs, southwestern prints, rugs, and artifacts. The restaurants continuously play upbeat country hits. Guests may also view a display-baking area, where our fresh baked yeast rolls are prepared, and a meat cooler displaying fresh cut steaks. Once seated at a table, guests can enjoy free fresh baked yeast rolls along with roasted in-shell peanuts. Our Bubba’s 33 restaurants feature walls lined with televisions playing a variety of sports events and music videos and are decorated with sports jerseys, neon signs, and other local flair. Our fast-casual concept, Jaggers, offers both drive-thru and dining room service in a modern design featuring a contemporary exterior and a comfortable and inviting dining room.

People

Management Personnel. Each of our restaurants is generally staffed with one managing partner and a combination of operations managers, kitchen managers, service managers, and assistant managers. Managing partners are single restaurant operators who have primary responsibility for the day-to-day operations of the entire restaurant. Operations managers support the managing partner in overall operations including oversight over the kitchen and service departments. Kitchen managers have primary responsibility for managing sections of the kitchen staff and certain kitchen operations including food production, preparation, execution, and quality standards. Service managers have primary responsibility for managing sections of the front of house staff and certain dining room, bar, and to-go operations including service quality and the guest experience. Assistant managers support our managing partners, operations managers, kitchen managers, and service managers in helping maintain our standards of quality and performance.

We use market partners to oversee the operation of our restaurants. Each market partner oversees a group of varying sizes of managing partners and their respective management teams. Market partners are also responsible for the hiring and development of each restaurant’s management team and assisting in the site selection process. Through regular visits to the restaurants, the market partners facilitate adherence to all aspects of our concepts, strategies, and standards of quality. To further facilitate adherence to our standards of quality and to maximize uniform execution throughout the system, we employ product coaches and service coaches who regularly visit the restaurants to assist in training of both new and existing employees and to grade food and service quality. The attentive service and high quality food, which results from each restaurant having a managing partner, at least two to four managers, and the hands-on assistance of a product coach and a service coach, are critical to our success.

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

Training and Development. All restaurant employees are required to complete varying degrees of training before and during employment. Our comprehensive training program emphasizes our operating strategy, procedures, and standards, including responsible alcohol service, and is typically conducted individually at our restaurants or in groups throughout the country.

Our managing and market partners are generally required to have significant experience in the full-service restaurant industry and are generally hired at a minimum of nine months before their placement in a new or existing restaurant to allow time to fully train in all aspects of restaurant operations. All managing partners, kitchen and service managers, and other management employees are required to complete an extensive training program of up to 20 weeks, which includes training for every position in the restaurant. Trainees are validated at pre-determined points during their training by a market partner, managing partner, product coach, and service coach.

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

Marketing

Our marketing strategy aims to promote our brands while retaining a localized focus. We strive to increase comparable restaurant sales by increasing the frequency of visits by our current guests and attracting new guests to our restaurants and also by communicating and promoting our concepts’ food quality, the guest experience, and community support. We accomplish these objectives through three major initiatives.

Local Restaurant Marketing. Given our strategy to be a neighborhood destination, local restaurant marketing is integral in developing brand awareness in each market. Managing partners are encouraged to participate in creative, community-based marketing. We also engage in a variety of promotional activities, such as contributing time, money, and complimentary meals to charitable, civic, and community events. We employ marketing coordinators at the restaurant level and marketing coaches at the market level to develop and execute the majority of the local marketing strategies.

In-restaurant Marketing. A significant portion of our marketing fund is spent communicating with our guests inside our restaurants through point of purchase materials. We believe special promotions such as Valentine’s Day, Mother’s Day, and Veterans Day drive notable repeat business. Our eight-week holiday gift card campaign is one of our most impactful promotions.

Advertising. Our restaurants do not rely on national television or print advertising to promote our brands. Earned local media is a critical part of our strategy that features our products and people in local television, print, and radio. Our restaurants use a permission-based email loyalty program, as well as social media and digital marketing, to promote the brand and engage with our guests. Our approach to media aligns with our focus on local store marketing and community involvement. Additionally, we continue to look for ways through various strategic initiatives to drive awareness and guest engagement with our brands. This includes the introduction of branded food and retail products that are available for purchase online or in select retailers. These products include non-royalty based food and accessories as well as licensing arrangements for frozen rolls, honey cinnamon butter, steak sauces, steak seasonings, and certain non-alcoholic beverages.

Restaurant Franchise Arrangements

Franchise Restaurants. As of December 31, 2024, we had 22 franchisees that operated 118 Texas Roadhouse and Jaggers restaurants in 20 states, one U.S. territory, and ten foreign countries.

Our standard Texas Roadhouse domestic franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Our current form of domestic franchise agreement generally requires the franchisee to pay a franchise fee for each restaurant opened and royalties based on a percentage of gross sales. In addition, domestic Texas Roadhouse franchisees are required to pay a percentage of gross sales to a national marketing fund for system-wide promotions and related efforts. Domestically, franchise rights for our Texas Roadhouse restaurants are granted for specific restaurants only, as we have not entered into area development agreements with domestic Texas Roadhouse franchisees. We are currently not accepting new domestic Texas Roadhouse franchisees.

Internationally, we have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries and one U.S. territory. For the existing international agreements, the franchisee is generally required to pay us a development fee for our grant of development rights in the named countries, a franchise fee for each restaurant to be opened, and royalties based on a percentage of gross sales.

We have also entered into area development and franchise agreements for Jaggers, our fast-casual concept. Our standard Jaggers domestic franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Currently, we have area development agreements in place that allow for the development and operation of Jaggers restaurants both domestically and internationally. As part of these agreements, the franchisees are required to pay us a development fee for our grant of development rights in the named territories, a franchise fee for each restaurant to be opened, and royalties based on a percentage of gross sales.

Our standard Texas Roadhouse and Jaggers domestic franchise agreements give us the right, but not the obligation, to compel a franchisee to transfer its interests to us based on pre-determined formulas included in our franchise agreements. Additionally, all of our Texas Roadhouse and Jaggers franchise agreements contain a pre-determined radius restriction prohibiting us from opening a competing restaurant within such radius.

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

Franchise Compliance Assurance. We have various systems in place to promote compliance with our systems and standards, both during the development and operation of franchise restaurants. We actively work with our franchisees to support successful franchise operations as well as compliance with our standards and procedures. During the restaurant development phase, we consent to the selection of restaurant sites and make available copies of our prototype building plans to franchisees. In addition, we ensure that the building design is in compliance with our standards. We provide training to a certain number of managers of a franchisee’s first restaurant. We also provide trainers to assist in the opening of every domestic franchise restaurant and we provide trainers to assist our international franchisees in the opening of their restaurants until such time as they develop an approved restaurant opening training program. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment and food purchases, preparation, and safety procedures as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams and focus on key areas including health, safety, and execution proficiency. Finally, we perform initial, annual, and/or periodic due diligence from a compliance perspective on certain franchisees based on a risk assessment and evaluation of the franchise partner.

Management Services. We provide administrative services to certain domestic Texas Roadhouse franchise restaurants, some in which we have an ownership interest and others in which we have no ownership interest. Such administrative services may include accounting, tax, operational supervision, payroll, human resources, training, legal, and food, beverage, and equipment consulting for which we receive monthly fees. We also make available to these restaurants certain restaurant employees and employee benefits on a pass-through cost basis.

Information Technology

All of our company restaurants utilize management information systems, which are designed to improve operating efficiencies, provide restaurant and Support Center management with timely access to financial and operating data, and reduce administrative time and expense. With our current information systems, we have the ability to query, report, and analyze this intelligent data on a daily, weekly, monthly, quarterly, and year-to-date basis and beyond, on a company-wide, concept, regional, market, or individual restaurant basis. Together, this enables us to closely monitor sales and operating expenses at each of our restaurants throughout all concepts. We have a number of systems and reports that provide comparative information that enables both restaurant and Support Center management to supervise the financial and operational performance of our restaurants and to recognize and understand trends in the business. Restaurant hardware and software support for all of our restaurants is provided and coordinated from the restaurant Support Center in Louisville, Kentucky.

In the course of business, we gather and maintain sensitive information from our guests, employees, partners, and business operations. To protect this information, we have created and implemented a detailed set of procedures that are informed by recognized national and international standards. We have implemented extensive detective and preventative controls designed to ensure the appropriate level of protection for the confidentiality, integrity, and availability of data stored on or transferred through our information technology resources. We guard against business interruption by maintaining a disaster recovery plan, which includes, among other things, storing critical business information off-site, maintaining a redundant data center, testing the disaster recovery plan, and providing on-site power backup. Additionally, we use a risk-based approach to create and implement a detailed set of information security policies and procedures to protect against cybersecurity threats.

In addition to cash, we accept credit cards, debit cards, and gift cards as payment at our restaurants. We have systems and processes in place that focus on the protection of our guests’ credit and debit card information and other private information that we are required to protect, such as our employees’ personal information. Our systems have been carefully designed and configured to safeguard against data loss or compromise. We submit our systems to regular audit and review, ensuring compliance with the requirements of Payment Card Industry Data Security Standards and to assess vulnerability in our systems. See Risk Factors in Item 1A of this Form 10-K for a discussion of risks associated with breaches of security related to confidential guest and/or employee information.

We have made several digital enhancements to improve the guest experience and better support increased volumes at our restaurants.  These enhancements include a fully customized digital experience that allows our guests to get on the waitlist or place an order for pickup or curbside service and has gift card and payment functionality.  We have also implemented texting systems which allows our dine-in guests to wait outside or in their cars and has improved the to-go experience. In addition, we have implemented systems that enable touchless menus and contactless payments, providing a smoother guest checkout experience and enhanced turnaround times. Finally, we have implemented digital display systems in our kitchens that increase kitchen efficiency, allow us to handle increased volumes, and enhance the employee experience. We have installed this system in nearly half of our domestic restaurants with plans to expand to all domestic restaurants in 2025.

Additionally, in 2024, we implemented a new human capital management system. This system is an integrated, cloud solution that provides enhanced recruiting, onboarding, time management, absence management, and payroll solutions.

We believe that our current systems and practice of implementing regular updates will position us well to support our current needs and future growth. Information systems projects are prioritized based on strategic, financial, regulatory, and other business advantage criteria.

Competition

Competition in the restaurant industry is intense. We compete with well-established food service companies on the basis of taste, quality, and price of the food offered, service, atmosphere, location, take-out and delivery options, as well as the overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant chains. We also face competition from meal kit delivery services as well as the supermarket industry. In addition, improving product offerings of fast-casual and quick-service restaurants and better execution of to-go sales, together with negative economic conditions could cause consumers to choose less expensive alternatives. Although we believe that we compete favorably with respect to each of the above channels, other restaurants and retail establishments compete for the same casual dining guests, quality site locations, and restaurant-level employees as we do. We expect intense competition to continue across all aspects of the restaurant industry.

Trademarks

We derive significant value from the ownership and use of our trademarks, service marks, trade dress, and other intellectual property rights. We rely on these to market our concepts to consumers, distinguish our brands from other restaurant concepts, establish our unique brands, and prevent consumer confusion with other restaurant concepts. Accordingly, we have implemented processes to monitor our registrations and identify any infringement of our intellectual property rights. Our registered trademarks and service marks include, among others, our trade names and logos related to certain core menu offerings. We have registered all of our significant domestic marks for our restaurants with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in multiple foreign jurisdictions and have registered or have registrations pending on certain trademarks and service marks for different classifications relating to our retail initiatives. We have also registered various Internet domain names.

Government Regulation

We are subject to a variety of federal, state, local, and international laws affecting our business. For a discussion of the risks and potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A, Risk Factors.

Each of our restaurants is subject to permitting and licensing requirements and regulations by a number of government authorities, which may include, among others, alcoholic beverage control, health and safety, sanitation, labor, use of packaging and materials, zoning, and public safety agencies in the state and/or municipality in which each restaurant is located. The development and operation of restaurants depends on selecting and acquiring suitable sites that satisfy our financial targets, which are subject to zoning, land use, environmental, traffic, and other regulations. We are also subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content, and menu labeling.

In addition to domestic regulations, our international business exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act, and the Foreign Corrupt Practices Act.

In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority, and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages at our restaurants. These licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that served alcoholic beverages to the intoxicated person. Consistent with industry standards, we focus on responsible alcohol service training and carry liquor liability coverage as part of our existing comprehensive general liability insurance as well as excess umbrella coverage. Additionally, and as part of our enterprise risk management program, we have a cross-functional risk subcommittee focused solely on responsible alcohol service.

Our restaurant operations are also subject to federal and state wage and hour laws and regulations governing such matters as minimum wage and overtime, meal and rest breaks, proper exempt classification, child labor, paying for all hours worked (including overtime), and proper handling of tips. A significant number of our hourly restaurant personnel receive tips as part of their compensation and are paid at or above a minimum wage rate after giving effect to applicable tips. We rely on our employees to accurately disclose the full amount of their tip income. We base our FICA tax reporting on the disclosures provided to us by our tipped employees.

Since 2002, we have had a Tip Rate Alternative Commitment agreement with the Internal Revenue Service. By complying with educational and other requirements of the agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

Our restaurants are also subject to other federal and state labor laws and regulations governing such matters as health benefits, leaves of absence, unemployment taxes, workers’ compensation, work authorization and eligibility requirements, working conditions, safety standards, equal employment opportunities, anti-discrimination and harassment, reasonable accommodation, and other similar legal requirements.

Our restaurants must comply with the applicable requirements of the Americans with Disabilities Act of 1990 ("ADA") and related state accessibility statutes. Under the ADA and related state laws, we must provide equal access to our goods and services to disabled guests. In addition, when constructing or undertaking remodeling of our restaurants, we must comply with the applicable ADA Standards for Accessible Design.

We are subject to laws relating to information security, data privacy, cashless payments, and consumer credit protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit and debit card numbers), and health information.

Seasonality

Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. Holidays, changes in weather, severe weather, and similar conditions may impact sales volumes seasonally in some operating regions. As a result, our quarterly operating results and comparable restaurant sales may fluctuate due to seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may fluctuate.

Human Capital Management

At Texas Roadhouse, we take pride in being a People-First company. As of December 31, 2024, we employed approximately 95,000 people. This included 895 executive and administrative personnel and 3,736 restaurant management personnel, while the remainder were full and part-time hourly restaurant personnel. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

Our business relies on our ability to attract and retain talented employees. To attract and retain talent, we cast a wide net, sourcing qualified candidates through multiple channels, and maintain our People-First culture through shared core values and a performance-based compensation program supported by competitive benefits and health programs. Further, our training and development programs are designed to provide our employees with ample opportunities to grow and develop in their careers.

Additionally, we believe that diversity of talent and experience and inclusion of all Roadies is what makes us truly Legendary. We value and welcome employees of all walks of life to share their gifts, strengths, voices, talents, and inspiration with us while working in our restaurants and Support Center, as we strive to reflect the communities we are proud to serve. We are passionate about treating everyone with respect, appreciation, and fairness every day to ensure that we remain a legendary place to work. As a result, we are committed to attracting, retaining, engaging, recognizing, and developing a workforce that mirrors the diversity of our guests and is committed to upholding our shared values. The table below shows the gender and racial and ethnic diversity of our employees as of December 31, 2024:

	December 31, 2024
	Women	People of Color (1)
Support Center	53%	12%
Restaurant Managers	40%	24%
Hourly Restaurant Employees	57%	44%
(1)	Denotes employees at company restaurants and our Support Center that identify as American Indian/Alaskan Native, Asian, Black/African American, Hispanic/Latino, Native Hawaiian/Pacific Islander, or two or more races.

Maintaining our Culture and Core Values. In our restaurants and at our Support Center, we are committed to our shared "Core Values of Passion, Partnership, Integrity, and Fun with Purpose". These Core Values form the foundation of who we are as a company and how we interact with respect, appreciation, and fairness towards one another every day.

Performance-based Compensation and Benefits. We offer a performance-based compensation program to our managing partners and market partners. Each of these positions earn a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre-tax income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced, and highly motivated managing and market partners.

We also support our employees by offering competitive wages and benefits for eligible employees. In addition to salaries, these programs (which vary by employee level) include, among other items, bonuses, stock awards, retirement savings plans with employer matching contributions, healthcare and insurance benefits, health savings and flexible spending accounts, tuition reimbursement, paid time off, paid parental leave, and various employee assistance programs.

Personal Development. We motivate and develop our employees by providing them with opportunities for increased responsibilities and advancement. As a part of our overall People-First strategy, we are committed to providing training and development opportunities through a variety of in-person and virtual programs and classes that are offered to restaurant employees, operators, and Support Center employees, all of which are designed to give employees at all levels the tools to succeed at their current job as well as opportunities for continuous learning, networking, growth, and development. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In addition, our geographic footprint often allows us to offer our restaurant team members relocation options at similar roles due to personal circumstances.

Employee Engagement. We value the diverse thoughts, opinions, and feedback from our employees at all levels across the Company, which means engaging and listening as a management team to what our employees have to say. We take an expansive and strategic approach to the manner in which we solicit and receive feedback utilizing a variety of methods from in-person focus groups to large-scale surveys. Through this employee engagement, we believe these listening sessions and tools allow us a better opportunity to constructively engage with and understand our employees’ strengths, opportunities, and challenges as we continue to work to evaluate and develop ways to leverage or address opportunities in our business.

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

Andy’s Outreach. Founded in 2005, Andy’s Outreach is a non-profit, tax-exempt organization whose mission is to provide financial support to employees of Texas Roadhouse and their families in times of severe hardship or crisis and in cases of tragic or catastrophic need. Andy’s Outreach is mainly funded by the support of Texas Roadhouse employees through payroll contributions, a domestic franchise store that is owned by Andy’s Outreach, and other fundraising efforts. Since its inception, Andy’s Outreach has assisted over 24,000 employees and distributed over $30 million.

Additional information about our People-First initiatives is available through our website at www.texasroadhouse.com, under the investors section.

Corporate Sustainability

Our corporate sustainability mission is to leave every community better than we found it by focusing on four pillars – food, community, employees, and conservation. As we test and roll out new programs, we continue to build champions who are invested in furthering our sustainability efforts. Ongoing initiatives such as our meat cutter program, support of non-profits, employee development, and focus on conservation, create steady progress for our overall corporate sustainability program and are integrated into our daily operations. Additional information about our corporate sustainability mission is available through our website at www.texasroadhouse.com, under the corporate sustainability section.

Website Access to Reports

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available, free of charge on or through our website, www.texasroadhouse.com, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information about our Executive Officers

Set forth below are the name, age, position, and a brief account of the business experience of each of our executive officers. Executive officers are appointed by our Board of Directors (the "Board") and serve until their successors are appointed or until resignation or removal, in accordance with their employment agreements. There are no family relationships among any of our executive officers.

Name	Age	Position
Gerald L. Morgan	64	Chief Executive Officer
Regina A. Tobin	61	President
Christopher C. Colson	48	Chief Legal and Administrative Officer
Hernan E. Mujica	63	Chief Technology Officer
D. Christopher Monroe	58	Chief Financial Officer
Travis C. Doster	58	Chief Communications Officer

Gerald L. Morgan. Mr. Morgan is Chief Executive Officer of the Company, having been appointed to this position in March 2021. Mr. Morgan joined the Company in 1997, during which time he has held the positions of Managing Partner, Market Partner, and Regional Market Partner. Mr. Morgan also previously served as President from December 2020 until Ms. Tobin’s appointment to President in January 2023. Mr. Morgan has nearly 40 years of restaurant management experience with Texas Roadhouse, Bennigan’s Restaurants, and Burger King.

Regina A. Tobin. Ms. Tobin is President of the Company, having been appointed to this position in January 2023. Ms. Tobin previously served as the Company’s Chief Learning and Culture Officer, a position she held from June 2021 through her appointment to President. Ms. Tobin joined the Company in 1996, during which time she has held the positions of Managing Partner, Market Partner, and Vice President of Training. Ms. Tobin has nearly 40 years of restaurant industry experience.

Christopher C. Colson. Mr. Colson is Chief Legal and Administrative Officer and Corporate Secretary of the Company, having been appointed to Chief Legal and Administrative Officer in January 2023 and Corporate Secretary in August 2019. Mr. Colson previously served as the Company’s General Counsel, a position he held from March 2021 through his appointment to Chief Legal and Administrative Officer. Mr. Colson joined the Company in 2005, during which time he has held the positions of Senior Counsel, Associate General Counsel, and Executive Director of the Global Development Group. Mr. Colson has over 20 years of restaurant industry experience with Texas Roadhouse, Frost Brown Todd (serving as outside counsel to the Company), YUM! Brands, and as assurance staff at KPMG.

Hernan E. Mujica. Mr. Mujica is Chief Technology Officer of the Company, having been appointed to this position in January 2023. Mr. Mujica had been previously designated Chief Information Officer, an executive officer position that he held from June 2021 through his appointment to Chief Technology Officer. Mr. Mujica joined the Company in 2012 as Vice President of Information Technology and was subsequently promoted to Chief Information Officer. Prior to joining the Company, Mr. Mujica held senior management positions at The Home Depot and Arthur Andersen. Mr. Mujica has over 30 years of experience in both industry and consulting roles.

D. Christopher Monroe. Mr. Monroe is Chief Financial Officer of the Company, having been appointed to this position in June 2023 upon joining the Company. In this role, Mr. Monroe is responsible for overseeing the Company’s accounting, financial reporting, investor relations, tax, treasury, internal audit, and finance functions, as well as serving as the Company’s principal financial officer. Prior to joining the Company, Mr. Monroe served in various positions at Southwest Airlines, including Director of Corporate Finance, Assistant Treasurer, and Vice President Treasurer, until his promotion in 2017 to Senior Vice President of Finance and Treasurer. As Senior Vice President of Finance and Treasurer, he oversaw the overall capital strategy, planning, and structure for Southwest Airlines with responsibility for corporate insurance and risk management, as well as supply chain management and corporate sustainability. Mr. Monroe has over 35 years of finance experience.

Travis C. Doster. Mr. Doster is Chief Communications Officer of the Company, having been appointed to this position in November 2023. In this role, he is responsible for leading the Company’s communications, marketing, events, public affairs, government relations, and corporate sustainability functions. Mr. Doster joined the Company in 2006, as the Director, then Senior Director, of Communications where he served until his promotion to Vice President of Communications in 2018. Prior to joining the Company, Mr. Doster was a Vice President at FSA Public Relations, where he and his staff provided a number of services, including public relations, crisis management, and issues management, for national clients, including, Jimmy John’s Gourmet Sandwich Shops, Qdoba Mexican Grill, and Cameron Mitchell Restaurants. Mr. Doster has over 30 years of media, public relations, and industry experience.

ITEM 1A. RISK FACTORS

Careful consideration should be given to the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occur, our business, financial condition, results of operations, liquidity, and the trading price of our common stock could be materially and adversely affected. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition, results of operations, or liquidity.

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

Once opened, we anticipate that our new restaurants will generally take several months to reach planned operating levels due to start-up inefficiencies typically associated with new restaurants. We cannot assure you that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants. Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those new markets may have smaller trade areas and different competitive conditions, consumer tastes, and discretionary spending patterns than our traditional, existing markets, which may cause our new store locations to be less successful than restaurants in our existing market areas. Restaurants opened in new markets may open at lower average weekly sales volume than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volume, if at all, thereby affecting our overall profitability. Our localized marketing strategy may not result in brand awareness and guest engagement. Additionally, the opening of a new restaurant could negatively impact sales at one or more of our existing nearby restaurants, which could adversely affect our results of operations.

Our ability to open new restaurants that are profitable will also depend on numerous other factors, many of which are beyond our control, including, but not limited to, the following:

●	our ability to hire, train, and retain qualified operating personnel, especially market partners, managing partners, and/or other restaurant management personnel who can execute our business strategy and maintain our culture and brand standards;
●	our ability to negotiate suitable purchase or lease terms to execute our business strategy;
●	the availability and cost of construction materials, equipment and labor;
●	our ability to control construction and development costs of new restaurants (including increased site, supply chain, and distribution costs);
●	the potential impact of tariffs on U.S. imports, specifically building materials and restaurant equipment;
●	our ability to secure required governmental approvals and permits in a timely manner, or at all;
●	road construction and other factors limiting access to the restaurant;
●	delays by our landlord or other developers in constructing other parts of a development adjacent to our premises in a timely manner;
●	redevelopment of other parts of a development adjacent to our premises that affect the parking available for our restaurant;
●	our ability to secure liquor licenses;
●	competitive and economic conditions, consumer tastes and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets;
●	changes in federal, state, and/or local tax laws;
●	the cost and availability of capital to fund construction costs and pre-opening expenses; and
●	the impact of inclement weather, natural disasters, and other calamities.

You should not rely on past changes in our average unit volume or our comparable restaurant sales as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average unit volume and comparable restaurant sales, including, among other factors:

●	consumer awareness and understanding of our concepts;
●	our ability to execute our business strategy effectively;
●	our ability to maintain higher levels of to-go sales at our restaurants;
●	competition, from our competitors in the restaurant industry, our own restaurants, and/or other food service providers (such as delivery services and grocery stores);
●	the impact of permanent changes in weather patterns that can cause inclement weather, natural disasters, and other calamities which impact guest traffic or product availability at our restaurants;
●	consumer trends and seasonality;
●	our ability to increase menu prices without adversely impacting guest traffic counts or per person average check growth;

●	introduction of new menu items;
●	loss of parking and/or access rights due to government action (such as eminent domain actions) or through private transactions;
●	closures and/or dining rooms operating at limited capacity due to government mandated restaurant closures and/or limited availability of staff to meet our business standards;
●	negative publicity regarding food safety, health concerns, quality of service, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	general economic conditions, including an economic recession, which can affect restaurant traffic, local labor costs, and prices we pay for the food and beverage products and other supplies we use;
●	legislation that impacts our suppliers’ ability to maintain compliance with laws and regulations and impacts our ability to source product; and
●	effects of actual or threatened terrorist attacks (including cyber and/or ransomware attacks).

Our average unit volume and comparable restaurant sales may not increase at rates achieved in the past, which may affect our sales growth and will continue to be a critical factor affecting our profitability. Our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the winter months of each year. Holidays, changes in weather, severe weather, and similar conditions may impact sales volumes seasonally in some operating regions. Accordingly, results for one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock could decrease.

The development and/or acquisition of additional restaurant concepts may not contribute to our growth.

The development of additional restaurant concepts, including Bubba’s 33 and Jaggers, created internally or acquired as a part of our other strategic initiatives may not be as successful as our experience in the development of the Texas Roadhouse concept. These concepts may have lower brand awareness and less operating experience than most Texas Roadhouse restaurants. In addition, they may have a higher initial investment cost and/or a lower per person average check amount. As a result, the development and/or acquisition of additional restaurant concepts may not contribute to our average unit volume growth and/or profitability in an incremental way. We can provide no assurance that these units will be accepted in the markets targeted for expansion and/or that we or our franchisees will be able to achieve our targeted returns when opening new locations. In the future, we may determine not to move forward with any further expansion and/or acquisition of additional restaurant concepts. These decisions could limit or delay our overall long-term growth. Additionally, expansion and/or acquisition of additional restaurant concepts might divert our management’s attention from other business concerns or initiatives and could have an adverse impact on our core Texas Roadhouse business.

Our expansion into international markets presents increased economic, political, regulatory, and other risks.

The entrance into international markets may not be as successful as our experience in the development of our concepts domestically or any success we have had with our concepts in other international markets. In addition, operating in international markets may require significant resources and management attention and will subject us to economic, political, and regulatory risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

●	the need to adapt our concepts for specific cultural and language differences;
●	new and different sources of competition;
●	the ability to identify appropriate business partners;
●	difficulties and costs associated with staffing and managing foreign operations;

●	difficulties in adapting and sourcing product specifications for international restaurant locations;
●	fluctuations in currency exchange rates, which could impact royalties, revenue and expenses of our international operations, and expose us to foreign currency exchange rate risk;
●	difficulties in complying with local laws, regulations, and customs in foreign jurisdictions;
●	unexpected changes in regulatory requirements or tariffs on goods needed to construct and/or operate our restaurants;
●	political or social unrest, economic instability, and destabilization of a region;
●	effects of actual or threatened terrorist attacks;
●	health concerns from global pandemics;
●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;
●	differences in the registration and/or enforceability of intellectual property and contract rights;
●	adverse tax consequences;
●	profit repatriation and other restrictions on the transfer of funds; and
●	different and more stringent user protection, data protection, privacy, and other laws.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business and results of our operations.

We are also subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs, tariffs and other international trade regulations, the USA Patriot Act, and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely impact our business and financial performance.

Acquisition of existing restaurants from our domestic franchisees and other strategic initiatives may have unanticipated consequences that could harm our business and our financial condition.

We plan to continue to opportunistically acquire existing restaurants from our domestic franchisees over time. Additionally, from time to time, we evaluate potential mergers, acquisitions, joint ventures, or other strategic initiatives (including retail initiatives utilizing our intellectual property or other brand extensions) to acquire or develop additional business channels or concepts, and/or change the business strategy regarding an existing concept. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms, and possibly obtain appropriate financing.

Any acquisition or future development that we pursue, including the on-going development of new concepts or retail initiatives utilizing our intellectual property, whether or not successfully completed, may involve risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition or development as the restaurants are integrated into our operations;
●	risks associated with entering into new domestic markets or conducting operations where we have no or limited prior experience;
●	risks associated with successfully integrating new employees, processes, and systems while also maintaining our culture and brand standards;

●	risks inherent in accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates, and our ability to achieve projected economic and operating synergies, without impacting our underlying business; and
●	the diversion of management’s attention from other business concerns.

Future acquisitions of existing restaurants from our franchisees or other strategic partners, which may be accomplished through a cash purchase transaction, the issuance of shares of common stock, or a combination of both, could have a dilutive impact on holders of our common stock and result in the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other tangible and intangible assets, any of which could harm our business and financial condition. Additionally, following a franchise acquisition, we may be required to incur substantial capital improvement costs to meet company standards, which could impact our return on such acquisition.

Additionally, we may evaluate other means to leverage our competitive strengths, including the expansion of our products across other strategic initiatives or business opportunities (including retail initiatives utilizing our intellectual property). The expansion of our products may damage our reputation if products bearing our brands are not of the same quality or value that guests associate with our concepts or if our partners are accused of any actual or alleged misconduct. In addition, we may experience dilution of the goodwill associated with our concepts as they become more common and increasingly accessible.

Approximately 21% of our company restaurants are located in Texas and Florida and, as a result, we are sensitive to economic and other trends and developments in those states.

As of December 31, 2024, we operated a total of 93 company restaurants in Texas and 48 company restaurants in Florida. As a result, we are particularly susceptible to adverse trends and economic conditions in those states, including any state mandated changes in minimum and tipped wage rates and economic pressures that may result in lower sales and profits at our restaurants. In addition, given our geographic concentration in these states, negative publicity regarding any of our restaurants in either Texas or Florida could have a material adverse effect on our business and operations, as could other occurrences in either Texas or Florida such as health epidemics or pandemics, local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, hurricanes, fires, or other natural disasters.

Our franchisees could take actions that could harm our business.

Both our domestic and international franchisees are contractually obligated to operate their restaurants in accordance with our applicable restaurant operating standards. We also provide training and support to franchisees. However, most franchisees are independent third parties that we do not control, and these franchisees own, operate, and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees or their employees do not successfully operate restaurants or act in a manner consistent with our standards, our image and reputation could be harmed, which in turn could adversely affect our business and operating results.

Decreased cash flow from operations, or an inability to access credit, could negatively affect our business initiatives or may result in our inability to execute our revenue, expense, and capital allocation strategies.

Our ability to fund our operating plans and to implement our capital allocation strategies depends on sufficient cash flow from operations and/or other financing, including the use of funding under our credit facility. We also may seek access to the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our capital allocation strategies include, but are not limited to, new restaurant development, payment of dividends, refurbishment or relocation of existing restaurants, repurchases of our common stock, and franchise acquisitions. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions or a negative effect on our revenue could affect our ability to borrow or comply with our covenants under our credit facility. If we are unable to raise additional capital, our growth could be impeded.

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

We may be required to record impairment charges in the future.

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

The estimates of fair value used in these analyses require the use of judgment regarding certain assumptions and estimates of future operating results. If actual results differ from our estimates or assumptions, impairment charges may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

Risks Related to Consumer Discretionary Spending and Macroeconomic Conditions

Changes in consumer preferences and discretionary spending could adversely affect our business.

Our success depends, in part, upon the popularity of our food products. Continued social concerns or shifts in consumer preferences away from our restaurants or food offerings, particularly beef, could harm our business. Consumer preferences regarding food sourcing in response to environmental or welfare concerns could also harm our business. Additionally, current and new medical treatments may cause consumers to avoid or consume less of our products.

Our success also depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions, including high inflationary periods, and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns, pandemics, or other periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our business, results of operations, financial condition, or liquidity.

Our objective to increase sales and profits at existing restaurants could be adversely affected by macroeconomic conditions.

In future periods, the U.S. and global economies could further suffer from a downturn in economic activity. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, sustained labor inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, imposition of tariffs, financial market volatility, political or military conflicts, social unrest, government spending, a low or stagnant pace of economic recovery and growth, or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. In addition, there is no assurance that any governmental plans to stimulate the economy will foster growth in consumer spending or buying habits. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, results of operations, financial condition, or liquidity.

Risks Related to Government Regulation and Litigation

We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants and compliance with governmental laws and regulations could adversely affect our operating results.

The restaurant industry is subject to various federal, state, and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time, sometimes without notice to us. The failure to obtain and maintain these licenses, permits, and approvals, including liquor licenses, could adversely affect our operating results. Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may revoke, suspend, or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations.

In addition to having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum and tipped wage requirements, overtime pay, meal and rest breaks, exempt classifications, health benefits, unemployment taxes, workers’ compensation, work authorization and eligibility requirements, equal employment opportunities, anti-discrimination and harassment requirements, and working conditions. A number of factors could adversely affect our operating results, including:

●	additional government-imposed increases in minimum and/or tipped wages, hourly and overtime pay, paid leaves of absence, sick leave, and mandated health benefits;
●	increased tax reporting and tax payment requirements for employees who receive gratuities;
●	any failure of our employees to comply with laws and regulations governing work authorization and eligibility requirements resulting in disruption of our work force and adverse publicity;
●	a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements, or a federal mandate prohibiting such credits; and
●	increased government enforcement and/or litigation relating to federal and state employment laws, regulations, and requirements.

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

Increasing legal complexity will continue to affect our operations and results. We could be subject to legal proceedings and enforcement actions that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, claims alleging violations of federal and state laws regarding consumer, workplace, and employment matters, immigration matters, wage and hour claims, discrimination and similar matters, landlord/tenant disputes, disputes with current and former suppliers, claims by current and former franchisees, data privacy claims, and intellectual property claims (including claims that we infringed upon another party’s trademarks, copyrights or patents). Additionally, we are subject to Securities and Exchange Commission ("SEC") and NASDAQ reporting and disclosure requirements. Inconsistent standards imposed by state and federal governmental authorities can adversely affect our business and increase our cost of compliance and exposure to litigation which could result in significant judgments, including punitive and liquidated damages, and injunctive relief.

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

Litigation involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees, and subject us to incremental liability for their actions.

Our operating results could also be affected by the following:

●	the relative level of our defense costs and nature and procedural status of pending proceedings;
●	the cost and other effects of settlements, judgments, or consent decrees, which may require us to make disclosures or to take other actions that may affect perceptions of our brands and products;
●	adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices; and
●	the scope and terms of insurance or indemnification protections that we may have (if any).

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time, attention, and money away from our operations and hurt our performance. A judgment significantly in excess of any applicable insurance coverage could have a significant adverse effect on our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt our business.

Our current insurance may not provide adequate levels of coverage against claims.

We self-insure a significant portion of expected losses related to employee health, workers’ compensation, general liability, employment practices liability, cybersecurity, and property insurance programs. This includes our wholly-owned captive insurance company which covers certain lines of coverage. We use third-party insurance with varying retention levels to limit our exposure to significant losses. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such damages could have a material adverse effect on our business, results of operations, and/or liquidity.

Unanticipated changes in our claims experience and/or the actuarial assumptions and management estimates underlying our reserves for these losses could result in significant increases in expense under these programs, which could have a material adverse effect on our financial condition, results of operations, and liquidity. Additionally, if our insurance costs increase, there can be no assurance we will be able to successfully offset the effect of such increases and our results of operations may be adversely affected.

Changes in tax laws and unanticipated tax liabilities could adversely affect our financial results.

We are primarily subject to federal, state, and local income and other taxes in the United States. Our effective income tax rate and other taxes in the future could be affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes, and the outcome of income tax audits. Any significant increases in income tax rates, changes in and/or interpretations of income tax laws, or unfavorable resolution of tax matters could have a material adverse impact on our results of operations, financial condition, or liquidity.

Failure to properly address environmental, social, and/or governance ("ESG ") matters could adversely affect our brand, business, results of operations, and financial condition.

Entities across all industries are facing increased attention related to ESG matters including packaging and waste, animal health and welfare, human rights, reproductive rights, diversity and inclusion efforts, climate change, greenhouse gases, and land, energy, and water use. In addition, we have faced enhanced pressure to not only provide expanded disclosures around ESG matters and establish goals or targets with respect to ESG matters but also pressure to scale back our programs and/or initiatives relating to the same.

Evolving consumer and investor interest and preferences as well as governmental regulation and scrutiny may result in additional disclosure, due diligence, reporting, and specific target-setting with regard to our business and supply chain that could result in additional costs to comply with such demands. However, our ESG-related programs and initiatives and disclosures relating to the same may also result in brand and/or reputational risks and demands. Failure to balance these competing demands could result in consumer or investor scrutiny and/or litigation and could have an adverse effect on our business. Establishing targets or making other public commitments due to these demands, without a full or complete understanding of the cost or operational impact of changes in our supply chain or operating model, could also adversely affect our business and financial condition. In addition, some individuals, shareholder activists, government officials, and regulators have expressed opposing views and actions with respect to ESG matters which includes the proposal or enactment of "Anti-ESG" policies and initiatives. We may face increased scrutiny, reputational risk, and other demands from these parties regarding our ESG initiatives.

Risks Related to Human Capital

Failure to retain the services of our key management personnel, to successfully execute succession planning, or attract additional qualified personnel could harm our business.

Our future success depends on the continued services and performance of our key management personnel and our ability to develop future successors of such personnel as a part of our succession planning. Our future performance will depend on our ability to motivate and retain these and other key officers, employees, and managers, particularly regional market partners, market partners, and managing partners. Competition for these employees is intense. The unplanned loss of the services of members of our senior management team or other key officers or managers or the inability to attract additional qualified personnel as needed could significantly harm our business. In addition, our business could suffer from any actual or alleged misconduct of any of our key personnel.

Our business could be adversely affected by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our restaurant managers and hourly employees. Increased labor costs due to competition, unionization, increased minimum and tipped wages, changes in hourly and overtime pay, state unemployment rates, sick pay or other employee benefits costs (including workers’ compensation and health insurance), company staffing initiatives, or otherwise any regulatory changes resulting from any of the foregoing would adversely impact our operating expenses. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation, and unionization efforts, which could negatively impact our results of operations.

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

We have many restaurants located in states or municipalities where the minimum and/or tipped wage is greater than the federal minimum and/or tipped wage. We anticipate that additional legislation increasing minimum and/or tipped wage standards will be enacted in future periods either federally or in state and local jurisdictions. In addition, regulatory actions which result in changes to healthcare eligibility, design, and cost structure could occur. Any increases in minimum and/or tipped wages or increases in employee benefits costs could result in sustained higher labor costs.

Our operating margin will be adversely affected to the extent that we are unable or are unwilling to offset any increase in these labor costs through higher prices on our products. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards which could result in higher costs for goods and services supplied to us.

Our success depends on our ability to attract, motivate, and retain qualified employees to keep pace with our growth strategy. If we are unable to do so, our results of operations may also be adversely affected.

Risks Related to Technology, Privacy and Intellectual Property

We rely heavily on information technology, and any material failure, weakness, cybersecurity breach, or other interruption could prevent us from effectively operating our business.

We rely heavily on information systems in all aspects of our operations, including point-of-sale systems, digital apps, financial systems, marketing programs, e-commerce, and various other processes and transactions. This reliance has significantly increased in recent years as we have had to depend to a greater extent on systems such as online ordering, contactless payments, and online waitlists as our guests are increasingly using our website and digital applications to place and pay for their orders. Our point-of-sale processing in our restaurants includes collection of cash, credit cards, debit cards, gift cards, and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability, security, and capacity of these systems. As our business needs continue to evolve, these systems will require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital. As we become increasingly reliant on digital ordering and payment as a sales channel, our business could be negatively impacted if we are unable to successfully implement, execute, or maintain our consumer-facing digital initiatives. Additionally, the increased use of remote work has increased the susceptibility of our infrastructure to disruption.

The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a material breach in the security of these systems could result in delays or errors to guest service and reduce efficiency in our operations. In addition, as we implement new technology platforms to improve productivity and overall guest experience, there can be no guarantees that these platforms will operate as reliably or be as operationally impactful as intended.

We have disaster recovery procedures and business continuity plans in place to address physical and technological crises, including tornadoes and other natural disasters, and back-up off-site locations for recovery of electronic and other forms of data information. However, if we are unable to fully implement our disaster recovery and business continuity plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations, and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations, and exposure to administrative and other legal claims.

Our systems may be vulnerable to a variety of threats and the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. These risks can include unauthorized access, theft, use, destruction, or other compromises of our systems and can occur through a variety of methods, including attacks using malware, ransomware, denial of service attacks, or phishing incidents. While we have not had a cybersecurity incident that has had a material impact on our operations, there can be no assurances that such incidents will not occur in the future. Any such attack or disruption could cause an interruption of normal business operations, damage to our reputation, and a loss in guest confidence. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure. Any such event could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could have a material impact on our financial condition and results of operations.

Additionally, our ability to expand and update our information technology infrastructure in response to our growing and changing needs could be inhibited in the event of a cybersecurity incident. This could lead to a delayed implementation of new service offerings, disruptions to guest experiences including via our website and applications, and the diversion of resources that would otherwise be invested in expanding our business and operations.

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

Some business processes are currently outsourced to third parties, including such processes as information technology, credit, debit, and gift card authorization and processing, insurance claims processing, unemployment claims processing, property, sales, and payroll tax filings, vendor payment processing, and other accounting processes. We continually evaluate our other business processes to determine if additional outsourcing is an appropriate option to accomplish our goals. These third-party vendors may be subject to cybersecurity risks and any interruptions or malfunctions in their operations may cause interruptions of our normal business operations for which we may have limited or no control.

We make a diligent effort to validate that all providers of outsourced services maintain customary internal controls, such as redundant processing facilities and adequate security frameworks to guard against breaches or data loss; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or internal controls over their processes could have an adverse effect on our results of operations, financial condition, or ability to accomplish our financial and management reporting.

We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply or our systems are compromised by a security breach, we could be subject to government enforcement actions, private litigation, and adverse publicity.

New, modified, and existing privacy and data protection laws and regulations may result in significant costs and compliance challenges and adversely affect our business and financial condition. These privacy laws and regulations, which are constantly evolving, may be interpreted by regulatory authorities in new and differing manners, including the issuing of rulings that invalidate prior laws or regulations or increase penalties, and such interpretations may be inconsistent among jurisdictions. We may incur increased costs to comply with increasingly demanding privacy laws and regulations and such compliance may impede the development and offering of new products or services and may adversely impact the guest experience. We could also be subject to government enforcement actions, private litigation, and adverse publicity including reputational damage and loss of guest confidence.

We receive and maintain certain personal, financial, or other information about our guests, vendors, and employees. In 2024, approximately 88% of our transactions were by credit or debit cards. In addition, certain of our vendors receive and/or maintain certain personal, financial, and other information about our employees and guests on our behalf. The use and handling, including security, of this information is regulated by privacy and data protection laws and regulations in various jurisdictions, as well as by certain third-party contracts, frameworks, and industry standards, such as the Payment Card Industry Data Security Standard. Hardware, software, or other applications we develop and procure from third parties or vendor’s third-party applications could be subject to vulnerabilities or cybersecurity incidents or may contain unknown defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery, or other forms of deceiving our employees or vendors.

In addition, if our security and information systems are compromised as a result of data corruption or loss, cybersecurity incident, or a network security incident, or if our employees or vendors (or other persons or entities with which we do business with) fail to comply with such laws and regulations or fail to meet industry standards and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause interruption of normal business performance, cause us to incur substantial costs, and result in a loss of guest confidence, which could adversely affect our results of operations and financial condition.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including our trade names and logos, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Therefore, we devote appropriate resources to the protection of our trademarks and proprietary rights. However, the protective actions that we take may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand, or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees. Our inability to register or protect our marks and other proprietary rights in foreign jurisdictions could adversely affect our competitive position in international markets.

We cannot assure you that third parties will not claim that our trademarks or menu offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, financial condition, or liquidity.

Risks Related to the Restaurant Industry

Changes in food and supply costs and/or availability of products could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and/or the availability of products necessary to operate our business, including increased costs arising from federal and/or state mandated requirements. Any increase in food prices or loss of supply, particularly proteins, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as food supply constrictions, inflationary cycles, weather conditions, food safety concerns, global pandemics, product recalls, global market and trade conditions, and government regulations including the imposition of tariffs. We cannot predict whether we will be able to anticipate and react to changing food costs and/or loss of supply by adjusting our purchasing practices, menu prices, or menu offerings, and a failure to do so could adversely affect our operating results. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term results could be negatively affected. Also, if we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests’ menu item selections and guest traffic.

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

The restaurant industry is intensely competitive. We compete with many well-established food service companies on the basis of taste, quality, and price of products offered, guest service, atmosphere, location, take-out and delivery options, and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant chains. We also face competition from meal kit delivery services as well as the supermarket industry. In addition, improving product offerings of fast-casual and quick-service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail establishments for quality site locations and employees. Our competitors may generate or more effectively implement business strategies that improve the value and the relevance of their brands and reputation, relative to ours. This includes our competitors’ ability to adapt and respond to new technological developments, including artificial intelligence, to develop new customer insights that allows them to better respond to changing guest expectations.

The food service industry is affected by litigation and publicity concerning food quality, health, and other issues, which could cause guests to avoid our restaurants and could result in significant liabilities or litigation costs.

Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups, or government authorities resulting from food quality, illness, injury, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging guests from eating at our restaurants. We could also incur significant liabilities if a lawsuit or claim results in a decision against us or litigation costs regardless of the result.

Health, social and environmental concerns relating to the consumption or sourcing of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

Like other restaurant chains, consumer preferences could be affected by concerns about the consumption or sourcing of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality and food safety, including food-borne illnesses. In addition, consumer preferences may be impacted by current and future menu-labeling requirements or social and environmental concerns about the sourcing of food products throughout our supply chain. Future regulatory action may occur which could result in further changes in the nutritional and environmental disclosure requirements. We cannot make any assurances regarding our ability to effectively respond to changes in consumer perceptions and to adapt our menu offerings to prevailing trends. The imposition of menu-labeling and food sourcing laws or regulations could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The labeling and sourcing requirements and any negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to labeling or sourcing requirements or negative publicity by changing our concepts or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health, social, and environmental concerns or negative publicity or as a result of a change in our menu or concept could significantly harm our business.

Food safety and sanitation, food-borne illness, and health concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety and sanitation is a top priority, and we dedicate substantial resources to help our guests enjoy safe, quality food products. However, food-borne illnesses and food safety issues occur in the food industry from time to time. Any report or publicity, whether true or not, linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our concepts and reputation as well as results of operations. In addition, instances of food-borne illness, food tampering, or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our revenue and profits.

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

In addition, the United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as COVID-19, Hepatitis A, Norovirus, Ebola, Avian Flu, SARS, and H1N1. To the extent that a virus is food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product which may have a significant adverse effect on our business.

Our business could be adversely affected by our inability to respond to or effectively manage social media.

As part of our marketing strategy, we utilize social media platforms to promote our concepts and attract and retain guests. Our strategy may not be successful, resulting in expenses incurred without improvement in guest traffic or brand relevance. In addition, a variety of risks are associated with the use of social media, including improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or dissemination of false information. The inappropriate use of social media platforms by our guests or employees could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Given the marked increase in the use of social media platforms, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our Company may be posted on such platforms at any time. This includes posts by social media influencers that have a significant number of followers and reach on the variety of social media platforms. Additionally, social media has increasingly been utilized to target specific companies or brands as a result of a variety of actions or inactions, or perceived actions or inactions, that are disfavored by interest groups and such campaigns can rapidly accelerate and impact consumer behavior. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic. The impact may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse impact on our business.

Risks Related to Stock Ownership and Our Corporate Structure

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board. These provisions include, among other things, advance notice for raising business or making nominations at meetings and "blank check" preferred stock. Blank check preferred stock enables our Board, without approval of the shareholders, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting, or other rights, including the right to issue convertible securities with no limitations on conversion, as our Board may determine. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our Board may designate and issue preferred stock with terms that are senior to our common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. These provisions also may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest, or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. If we issue preferred shares in the future that have a preference over our common stock with respect to dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock may be adversely affected.

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

Payment of cash dividends on our common stock or repurchases of our common stock are subject to compliance with applicable laws and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, business prospects, macro-economic conditions, and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends or repurchase our common stock at the same levels we have historically (if at all).

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

Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations, and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. The perceived uncertainties as to our future direction also resulting from activist strategies could also affect the market price and volatility of our common stock.

Failure to achieve and maintain effective internal control over financial reporting may negatively impact our business and our financial results.

The Company is responsible for establishing and maintaining effective internal control over financial reporting. This includes establishing controls around the adoption of new, or changes in existing, accounting policies and practices. Despite its inherent limitations, effective internal control over financial reporting helps provide reasonable assurance regarding the reliability of financial reporting for external purposes. A significant accounting error, financial reporting failure, or material weakness in internal control over financial reporting could cause results in our consolidated financial statements that do not accurately reflect our financial condition, a loss of investor confidence, and subsequent decline in the market price of our common stock, increase our costs and regulatory scrutiny, and lead to litigation or result in negative publicity that could damage our reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

In the course of our operations, the Company receives and maintains sensitive information from our guests, employees, partners, and business operations. To address cybersecurity threats to this information, the Company uses a risk-based approach to create and implement a detailed set of information security policies and procedures based on frameworks established by the National Institute of Standards and Technology. The Company’s Head of Information Security manages the Company’s cybersecurity efforts and leads the cybersecurity team under the direct oversight of our Chief Technology Officer. These individuals, including all members of the cybersecurity team, have an average of over 16 years of experience involving information technology, including security, auditing, compliance, systems, and programming. Additionally, the Company engages in the use of external cybersecurity experts for training, contingency planning, consultation, and process documentation.

The Company has implemented detective and preventative controls designed to ensure the appropriate level of protection for the confidentiality, integrity, and availability of data stored on or transferred through our information technology resources.  The Company has a risk assessment process to identify risks associated with our use of third-party service providers and has implemented specific processes and controls designed to mitigate those identified risks. Both internal and third-party audits are performed routinely to verify that these controls are effective. Additionally, the Company has implemented companywide security awareness training programs designed to provide best practices for protecting our network and systems, and routinely leads exercises for employees to reinforce the risk and proper handling of targeted emails. The Company’s Head of Information Security is responsible for developing and implementing these controls and training exercises with support from our information technology department.

The Company’s enterprise risk management program has established an internal risk committee to evaluate information governance risks including risks associated with the Company’s use of artificial intelligence. This committee comprises members of management of the Company’s information technology, human resources, marketing, accounting, risk, procurement, training, finance, and legal functions, and is focused on performing risk assessments to identify areas of concern and implement appropriate changes to enhance its cybersecurity and privacy policies and procedures. The internal risk committee is informed of the Company’s risk prevention and mitigation efforts on a regular basis. The committee is also briefed on detection and remediation of cybersecurity incidents in a timely manner following the detection of any potential events.

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

There can be no guarantee that our policies and procedures will be effective. Although our risk factors include further detail about the material cybersecurity risks we face and how a cybersecurity incident may affect our business strategy, results of operations, or financial condition, we believe that risks from prior cybersecurity threats, including as a result of any prior cybersecurity incident, have not materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition to date. We can provide no assurances that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Governance

The Board has authorized the audit committee to oversee the Company’s risk assessment and risk management practices and strategies. This delegation includes maintaining responsibility for overseeing the Company’s enterprise risk management program. As a part of this oversight role, the audit committee receives regular updates from management on cybersecurity threats and privacy risks impacting the Company, which includes benchmarking these risks versus our industry. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events, receive training specific to cybersecurity risks and threats and regularly discuss any updates to our cybersecurity risk management and strategy programs.

ITEM 2. PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. We occupy this facility under a master lease with Paragon Centre Holdings, LLC, a limited liability company in which we have a minority ownership position. As of December 31, 2024, we leased 133,023 square feet. Our lease expires on October 31, 2048, including all applicable extensions.

As of December 31, 2024, we owned and operated 666 company restaurants. Of the 666 company-owned restaurants, 153 restaurants were on owned sites and 513 restaurants were on leased sites. These leased sites are classified as either land leases (where we lease the land and construct the building and leasehold improvements) or land and building or in-line space leases (where we lease the land, building, or in-line space and construct leasehold improvements as necessary). The breakdown of these leases is as follows:

Land leases	452
Land and building or in-line space leases	61
Total	513

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

The number of holders of record of our common stock as of February 19, 2025 was 157.

On February 19, 2025, our Board declared a quarterly dividend of $0.68 per share of common stock which will be distributed on April 1, 2025 to shareholders of record at the close of business on March 18, 2025. The declaration and payment of cash dividends on our common stock is at the discretion of our Board, and any decision to declare a dividend will be based on a number of factors including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

In 2008, our Board approved our first stock repurchase program. From inception through December 31, 2024, we have paid $763.3 million through our authorized stock repurchase programs to repurchase 21,958,130 shares of our common stock at an average price per share of $34.76. On March 17, 2022, the Board approved a stock repurchase program for the repurchase of up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date have been made through open market transactions. The timing and amount of any repurchases through this program are determined by management under parameters approved by the Board, based on an evaluation of our stock price, market conditions, and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act.

In 2024, we paid $79.8 million, excluding excise taxes, to repurchase 461,662 shares of our common stock. For the fourth quarter ended December 31, 2024, we paid $35.1 million, excluding excise taxes, to repurchase 182,748 shares of our common stock. As of December 31, 2024, $37.1 million remained authorized for stock repurchases.

The following table includes information regarding purchases of our common stock, excluding the impact of excise taxes, made by us during the quarter ended December 31, 2024:

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
September 25 to October 22	—	$—	—	$72,194,874
October 23 to November 19	53,780	$195.22	53,780	$61,696,192
November 20 to December 31	128,968	$190.74	128,968	$37,096,422
Total	182,748		182,748

On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500.0 million of our common stock. Any repurchases under this plan will be made by the Company through open market transactions. This stock repurchase program has no expiration date and replaces the previous stock repurchase program which was approved in 2022.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return experienced by holders of the Company’s common stock compared to the cumulative total return of the S&P 500 Index as well as the industry specific S&P Composite 1500 Restaurant Sub-Index for the five year period ended December 31, 2024, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on January 1, 2020 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since January 1, 2020

	12/31/2019	12/29/2020	12/28/2021	12/27/2022	12/26/2023	12/31/2024
Texas Roadhouse, Inc.	$100.00	$141.22	$162.36	$174.38	$232.77	$345.95
S&P 500	$100.00	$117.46	$153.01	$124.43	$157.72	$197.02
S&P Composite 1500 Restaurant Sub-Index	$100.00	$118.92	$145.30	$134.26	$153.38	$164.08

ITEM 6—RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below of the financial condition and results of operations for Texas Roadhouse, Inc. (the "Company," "we," "our," and/or "us") should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-27), "Forward-looking Statements" (page 3), and Risk Factors set forth in Item 1A. Further, the discussion and analysis below generally discusses 2024 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K and can be found in "Management’s Discussion and Analysis of Financial Conditions and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2023, filed with the SEC on February 23, 2024.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 784 restaurants in 49 states, one U.S. territory, and ten foreign countries. As of December 31, 2024, our 784 restaurants included:

●	666 company restaurants, of which 647 were wholly-owned and 19 were majority-owned. The results of operations of company restaurants are included in our consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our consolidated statements of income. Of the 666 company restaurants, we operated 608 as Texas Roadhouse restaurants, 49 as Bubba’s 33 restaurants, and nine as Jaggers restaurants.
●	118 franchise restaurants, of which 20 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our consolidated statements of income. Of the 118 franchise restaurants, 56 were domestic Texas Roadhouse restaurants, four were domestic Jaggers restaurants, 57 were international Texas Roadhouse restaurants, including one restaurant in a U.S. territory, and one was an international Jaggers restaurant.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 17 of the 19 majority-owned company restaurants and 55 of the 60 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that ends on the last Tuesday in December. Fiscal year 2024 was 53 weeks in length and, as such, the fourth quarter of fiscal 2024 was 14 weeks in length. Fiscal years 2023 and 2022 were both 52 weeks in length, and the fourth quarters were both 13 weeks in length.

Long-term Strategies to Grow Earnings Per Share and Create Shareholder Value

Our long-term strategies with respect to increasing net income and earnings per share, along with creating shareholder value, include the following:

●	Expanding Our Restaurant Base. We continue to evaluate opportunities to develop restaurants in existing markets and in new domestic and international markets. Domestically, we remain focused primarily on markets where we believe a significant demand for our restaurants exists because of population size, income levels, the presence of shopping and entertainment centers, and a significant employment base. In addition, we continue to pursue opportunities to acquire domestic franchise locations to expand our company restaurant base.

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries and one U.S. territory. We have also entered into domestic and international area development agreements for Jaggers, our fast-casual concept.

In 2024, we opened 31 company restaurants while our franchise partners opened 14 restaurants. The company restaurants included 26 Texas Roadhouse restaurants, four Bubba’s 33 restaurants, and one Jaggers restaurant. The franchise restaurants included 11 international Texas Roadhouse restaurants, including one restaurant in a U.S. territory, two domestic Jaggers restaurants, and our first international Jaggers restaurant.

●	Maintaining and/or Improving Restaurant Level Profitability. We continue to focus on driving comparable restaurant sales to maintain or improve restaurant level profitability. This includes a pricing strategy that balances the impacts of inflationary pressures with our long-term value positioning. In terms of driving traffic at our restaurants, we remain focused on encouraging repeat visits by our guests and attracting new guests through our continued commitment to operational standards relating to food and service quality. To attract new guests and increase the frequency of visits of our existing guests, we continue to drive various localized marketing programs, focus on speed of service and kitchen efficiency, increase throughput by adding seats and parking at certain restaurants, and enhance the guest digital experience.

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

In recent years, we have relocated several existing Texas Roadhouse locations at or near the end of their associated lease or as a result of eminent domain which allowed us to move to a better site, update them to a current prototypical design, construct a larger building with more seats and greater number of available parking spaces, accommodate increased to-go sales, and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales.

●	Leveraging Our Scalable Infrastructure. To support our growth, we have made investments in our infrastructure across all critical functions, including the development of new strategic initiatives. Our ability to leverage our infrastructure in future years by growing our general and administrative costs at a slower rate than our revenue will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward, and the level of investment we continue to make in our infrastructure.
●	Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders, including the payment of dividends and the repurchase of common stock. In 2011, our Board declared our first quarterly dividend of $0.08 per share of common stock which has consistently grown over time. On February 19, 2025, the Board declared a quarterly cash dividend of $0.68 per share of common stock, representing an 11% increase compared to the quarterly dividend declared in the prior year period.

In 2008, the Board approved our first stock repurchase program. On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500 million of our common stock. This stock repurchase program has no expiration date and replaces the previous stock repurchase program of $300 million which was approved on March 17, 2022.

In 2024, we paid $79.8 million, excluding excise taxes, to repurchase 461,662 shares of our common stock. From inception through December 31, 2024, we have paid $763.3 million through our authorized stock repurchase programs to repurchase 21,958,130 shares of our common stock at an average price per share of $34.76.

Key Measures We Use To Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

●	Comparable Restaurant Sales. Comparable restaurant sales reflect the change in sales for all company restaurants across all concepts, unless otherwise noted, over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period, if applicable. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold, and the mix of dine-in versus to-go sales can affect the per person average check amount.
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

In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, but do not have a direct impact on restaurant-level operational efficiency and performance, including general and administrative expenses. We exclude pre-opening expenses as they occur at irregular intervals and would impact comparability to prior period results. We exclude depreciation and amortization expenses, substantially all of which relate to restaurant-level assets, as they represent a non-cash charge for the investment in our restaurants. We exclude impairment and closure expenses as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results. Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section below.

Other Key Definitions

Restaurant and Other Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in our consolidated statements of income. Other sales primarily include the net impact of the amortization of third-party gift card fees and gift card breakage income and content revenue related to our tabletop kiosk devices.

Franchise Royalties and Fees. Franchise royalties consist of royalties, as defined in our franchise agreement, paid to us by our domestic and international franchisees. Domestic and international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory. Revenues related to our royalty-based retail products are also included within franchise royalties and fees.

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

Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are supplies, profit sharing incentive compensation for our restaurant managing partners and market partners, utilities, credit card fees, general liability insurance, advertising, repairs and maintenance, property taxes, and outside services.

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

General and Administrative Expenses. General and administrative expenses comprise expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. This includes salary, incentive-based and share-based compensation expense related to executive officers and Support Center employees, salary and share-based compensation expense related to market partners, software hosting fees, professional fees, group insurance, and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

Interest Income, Net. Interest income, net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees, as applicable.

Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of December 31, 2024 and December 26, 2023, we owned a 5.0% to 10.0% equity interest in 20 domestic franchise restaurants.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 19 and 20 majority-owned restaurants as of December 31, 2024 and December 26, 2023, respectively.

2024 Financial Highlights

Total revenue increased $741.7 million or 16.0% to $5.4 billion in 2024 compared to $4.6 billion in 2023 primarily due to an increase in comparable restaurant sales and an increase in store weeks. Comparable restaurant sales and store weeks increased 8.5% and 7.5%, respectively, at company restaurants in 2024. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in per person average check. The increase in store weeks was due to new store openings and the benefit of the additional week in 2024. The additional week added $114.7 million in revenue and a 2% benefit to store week growth.

Net income increased $128.7 million or 42.2% to $433.6 million in 2024 compared to $304.9 million in 2023 primarily due to higher restaurant margin dollars, as described below, partially offset by higher depreciation and amortization expenses and higher general and administrative expenses. Diluted earnings per share increased 42.5% to $6.47 from $4.54 in the prior year primarily due to the increase in net income. Diluted earnings per share growth was positively impacted by approximately 5% as a result of the additional week.

Restaurant margin dollars increased $207.8 million or 29.4% to $915.8 million in 2024 compared to $708.0 million in 2023 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, increased to 17.1% in 2024 compared to 15.4% in 2023. The increase in restaurant margin, as a percentage of restaurant and other sales, was primarily driven by higher sales. The benefit of a higher average guest check and labor productivity more than offset wage and other labor inflation of 4.6% and commodity inflation of 0.7%.

In addition, capital allocation spend in 2024 included capital expenditures of $354.3 million, dividends of $162.9 million, and repurchases of common stock of $79.8 million.

Results of Operations

(in thousands)

	Fiscal Year Ended
	December 31, 2024		December 26, 2023
	$	%	$	%

	(In thousands)
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	5,341,853	99.4	4,604,554	99.4
Franchise royalties and fees	31,479	0.6	27,118	0.6
Total revenue	5,373,332	100.0	4,631,672	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	1,785,119	33.4	1,593,852	34.6
Labor	1,764,740	33.1	1,539,124	33.4
Rent	80,560	1.5	72,766	1.6
Other operating	795,657	14.9	690,848	15.0
(As a percentage of total revenue)
Pre-opening	28,090	0.5	29,234	0.6
Depreciation and amortization	178,157	3.3	153,202	3.3
Impairment and closure, net	1,226	NM	275	NM
General and administrative	223,264	4.2	198,382	4.3
Total costs and expenses	4,856,813	90.4	4,277,683	92.4
Income from operations	516,519	9.6	353,989	7.6
Interest income, net	6,774	0.1	2,984	0.1
Equity income from investments in unconsolidated affiliates	1,197	NM	1,351	NM
Income before taxes	524,490	9.8	358,324	7.7
Income tax expense	80,145	1.5	44,649	1.0
Net income including noncontrolling interests	444,345	8.3	313,675	6.8
Net income attributable to noncontrolling interests	10,753	0.2	8,799	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	433,592	8.1	304,876	6.6

NM – Not meaningful

Reconciliation of Income from Operations to Restaurant Margin
($ In thousands, except restaurant margin $ per store week)

	Fiscal Year Ended
	December 31, 2024	December 26, 2023
Income from operations	$ 516,519	$ 353,989

Less:
Franchise royalties and fees	31,479	27,118

Add:
Pre-opening	28,090	29,234
Depreciation and amortization	178,157	153,202
Impairment and closure, net	1,226	275
General and administrative	223,264	198,382
Restaurant margin	$ 915,777	$ 707,964

Restaurant margin $/store week	$ 26,572	$ 22,090
Restaurant margin (as a percentage of restaurant and other sales)	17.1%	15.4%

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 26, 2023	741	686	45	10
Company openings	31	26	4	1
Franchise openings - Domestic	2	—	—	2
Franchise openings - International (1)	12	11	—	1
Franchise closings - International	(2)	(2)	—	—
Balance at December 31, 2024	784	721	49	14

	December 31, 2024	December 26, 2023
Company - Texas Roadhouse	608	582
Company - Bubba's 33	49	45
Company - Jaggers	9	8
Total company	666	635

Franchise - Texas Roadhouse - Domestic	56	56
Franchise - Jaggers - Domestic	4	2
Franchise - Texas Roadhouse - International (1)	57	48
Franchise - Jaggers - International	1	-
Total franchise	118	106

Total	784	741

(1) Includes a U.S. territory.

Restaurant and Other Sales

Restaurant and other sales increased 16.0% in 2024 compared to 2023. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	2024	2023
Company Restaurants:
Increase in store weeks	7.5%	5.8%
Increase in average unit volume (1)	7.8%	9.7%
Other (2)	0.8%	—%
Total increase in restaurant sales	16.1%	15.5%
Other sales	(0.1)%	(0.1)%
Total increase in restaurant and other sales	16.0%	15.4%

Store weeks	34,464	32,050
Comparable restaurant sales	8.5%	10.1%

Texas Roadhouse restaurants:
Store weeks	31,548	29,528
Comparable restaurant sales	8.6%	10.3%
Average unit volume (in thousands) (1)	$8,488	$7,642
Average unit volume, 2023 adjusted (in thousands) (3)	$8,488	$7,824

Weekly sales by group:
Comparable restaurants (549 and 527 units)	$160,365	$147,274
Average unit volume restaurants (17 and 22 units)	$153,321	$139,688
Restaurants less than six months old (42 and 33 units)	$142,067	$146,614

Bubba's 33 restaurants:
Store weeks	2,485	2,167
Comparable restaurant sales	5.5%	5.5%
Average unit volume (in thousands) (1)	$6,276	$5,921
Average unit volume, 2023 adjusted (in thousands) (3)	$6,276	$6,048

Weekly sales by group:
Comparable restaurants (37 and 34 units)	$120,354	$113,972
Average unit volume restaurants (4 and 3 units)	$100,477	$112,698
Restaurants less than six months old (8 and 8 units)	$125,511	$114,312
(1)	Average unit volume restaurants include restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.
(2)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed or acquired during the period.
(3)	For comparative purposes, 2023 was adjusted to include 53 weeks.

The increase in restaurant sales for 2024 was primarily attributable to an increase in store weeks and an increase in comparable restaurant sales. The increase in store weeks was driven by the opening of new restaurants and the 2% benefit of the additional week in 2024. The increase in comparable restaurant sales growth was driven by an increase in guest traffic count along with an increase in our per person average check as shown in the table below.

	2024	2023
Guest traffic counts	4.4%	5.4%
Per person average check	4.1%	4.7%
Comparable restaurant sales growth	8.5%	10.1%

To-go sales as a percentage of restaurant sales were 12.8% in 2024 compared to 12.6% in 2023 and average weekly to-go sales were $19,940 in 2024 compared to $18,088 in 2023.

Per person average check for 2024 includes the benefit of menu price increases of approximately 2.2% and 0.9% implemented in Q2 2024 and Q4 2024, respectively. We implemented menu price increases of approximately 2.2% and 2.7% in Q2 2023 and Q4 2023, respectively. In addition, we plan to implement a menu price increase of approximately 1.4% in early April.

In 2024, we opened 31 company restaurants, which included 26 Texas Roadhouse restaurants, four Bubba’s 33 restaurants, and one Jaggers restaurant. In 2024, we had store week growth of approximately 7.5% across all concepts, including a benefit of 2% from the additional week. In 2025, we expect store week growth of approximately 5% across all concepts, including a benefit of 2% from the acquisition of 13 domestic franchise restaurants at the beginning of our 2025 fiscal year.

Other sales primarily include the net impact of the amortization of third-party gift card fees and gift card breakage income and content revenue related to our tabletop kiosk devices. The net impact of these items was $(9.8) million and $(5.4) million for 2024 and 2023, respectively. The change was driven primarily by increased third-party gift card fee amortization from increased gift card sales and a decrease in our breakage adjustment recorded in 2024 of $0.6 million compared to $3.7 million recorded in 2023. The breakage adjustments relate to changes in our estimate of gift card breakage due to a shift in our historic redemption pattern which indicated that the percentage of gift cards sold that are not expected to be redeemed had increased.

Franchise Royalties and Fees

Franchise royalties and fees increased by $4.4 million or 16.1% compared to 2023. The increases were due to comparable franchise restaurant sales growth and new store openings partially offset by $1.5 million related to the reclassification of certain items that were reported in general and administrative expenses in our consolidated statement of income in 2023. Franchise comparable restaurant sales increased 6.4% in 2024.

In 2024, our franchise partners opened 11 international Texas Roadhouse restaurants, including one in a U.S. territory, two domestic Jaggers restaurants, and one international Jaggers restaurant. In addition, two international Texas Roadhouse restaurants closed during the year.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, decreased to 33.4% in 2024 compared to 34.6% in 2023. The decrease was primarily driven by the benefit of a higher average guest check partially offset by commodity inflation of 0.7% in 2024 primarily due to higher beef costs.

In 2025, we expect commodity inflation of 3% to 4% for the year with prices locked for approximately 40% of our forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 33.1% in 2024 compared to 33.4% in 2023. The decrease was primarily driven by the benefit of a higher guest check and labor productivity partially offset by wage and other labor inflation of 4.6% in 2024. Wage and other labor inflation was driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people.

In 2025, we anticipate our labor costs will continue to be pressured by wage and other labor inflation of 4% to 5%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.5% in 2024 compared to 1.6% in 2023. The decrease was driven by the increase in average unit volume partially offset by higher rent expense at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.9% in 2024 compared to 15.0% in 2023. The decrease was driven by the increase in average unit volume partially offset by higher incentive compensation expense and higher general liability insurance expense. The increase in incentive compensation expense was due to favorable operating results and the increase in general liability insurance expense was due to unfavorable claims experience and an increase in retention levels.

Restaurant Pre-opening Expenses

Pre-opening expenses were $28.1 million in 2024 compared to $29.2 million in 2023. Pre-opening costs will fluctuate from period to period based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, as a percentage of revenue, were 3.3% in both 2024 and in 2023. The increase in average unit volume was offset by higher depreciation expense at our newer restaurants.

Impairment and Closure Costs, Net

Impairment and closure costs, net were $1.2 million and $0.3 million in 2024 and 2023, respectively. In 2024, impairment and closure costs, net included $0.8 million related to the impairment of a building at a previously relocated store and $0.4 million related to ongoing closure costs for stores which have been relocated. In 2023, impairment and closure costs, net primarily related to ongoing closure costs for stores which have been relocated.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, decreased to 4.2% in 2024 compared to 4.3% in 2023. The decrease was driven by the increase in average unit volume and a separation payout of $2.6 million in Q1 2023, related to the retirement of an executive officer, partially offset by higher restricted stock expense and incentive compensation expense. The increase in restricted stock expense was primarily due to shifting our restricted stock grants from quarterly to annually.

Interest Income, Net

Interest income, net was $6.8 million in 2024 compared to $3.0 million in 2023. The increase was driven by increased earnings on our cash and cash equivalents and decreased borrowings on our revolving credit facility in 2024.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $1.2 million in 2024 compared to $1.4 million in 2023. The decrease in 2024 was primarily driven by a $0.6 million gain on the acquisition of four of these affiliates in 2023 partially offset by increased earnings on these remaining affiliates.

Income Tax Expense

Our effective tax rate increased to 15.3% in 2024 compared to 12.5% in 2023. The increase was driven by a decrease in the impact of the FICA tip tax credit, due to increased profitability. In 2025, we expect an effective tax rate of 15% to 16% based on forecasted operating results.

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba's 33, Jaggers, and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba's 33. The Texas Roadhouse reportable segment includes the results of our company and franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our company and franchise Jaggers restaurants and our retail initiatives, are included in Other. In addition, corporate-related assets, depreciation and amortization, and capital expenditures are also included in Other.

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

The following table presents a summary of restaurant margin by segment (in thousands):

	Fiscal Year Ended
	December 31, 2024		December 26, 2023
Texas Roadhouse	$864,999	17.3%	$671,158	15.5%
Bubba's 33	46,422	15.6	33,942	13.7
Other	4,356	13.8	2,864	11.2
Total	$915,777	17.1%	$707,964	15.4%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $193.8 million or 28.9% in 2024. The increase was primarily due to higher sales and improved labor productivity partially offset by wage and other labor inflation as well as higher general liability insurance expense.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $12.5 million or 36.8% in 2024. The increase was primarily due to higher sales and improved labor productivity partially offset by wage and other labor inflation.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	Fiscal Year Ended
	December 31, 2024	December 26, 2023
Net cash provided by operating activities	$753,629	$564,984
Net cash used in investing activities	(336,901)	(367,167)
Net cash used in financing activities	(275,749)	(267,432)
Net increase (decrease) in cash and cash equivalents	$140,979	$(69,615)

Net cash provided by operating activities was $753.6 million in 2024 compared to $565.0 million in 2023. The increase was primarily due to an increase in net income, an increase in depreciation and amortization expense, and a favorable change in working capital.

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

Net cash used in investing activities was $336.9 million in 2024 compared to $367.2 million in 2023. The decrease was primarily due to the acquisition of franchise stores in 2023 partially offset by an increase in capital expenditures in 2024.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants, and the acquisition of franchise restaurants, as applicable. We either lease our restaurant site locations under operating leases for periods generally of five to 30 years (including renewal periods) or purchase the land when appropriate. As of December 31, 2024, 153 of the 666 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures (in thousands):

	Fiscal Year Ended
	December 31, 2024	December 26, 2023
New company restaurants	$198,367	$201,234
Refurbishment or expansion of existing restaurants	122,905	119,785
Relocation of existing restaurants	25,633	20,629
Capital expenditures related to Support Center office	7,436	5,386
Total capital expenditures	$354,341	$347,034

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

Net cash used in financing activities was $275.7 million in 2024 compared to $267.4 million in 2023. The increase is primarily due to an increase in share repurchases and an increase in our quarterly dividend payments partially offset by the $50 million repayment of our revolving credit facility in 2023.

On March 17, 2022, our Board approved a stock repurchase program for the repurchase of up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions.

In 2024, we paid $79.8 million, excluding excise taxes, to repurchase 461,662 shares of our common stock. In 2023, we paid $50.0 million, excluding excise taxes, to repurchase 455,026 shares of our common stock. As of December 31, 2024, $37.1 million remained under our authorized stock repurchase program.

On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500.0 million of our common stock. Any repurchases under this plan will be made by the Company through open market transactions. This stock repurchase program has no expiration date and replaces the previous stock repurchase program which was approved in 2022.

On February 14, 2024, our Board authorized the payment of a quarterly dividend of $0.61 per share of common stock compared to the quarterly dividend of $0.55 per share of common stock declared in 2023. The payment of quarterly dividends totaled $162.9 million and $147.2 million in 2024 and 2023, respectively. On February 19, 2025, our Board declared a quarterly cash dividend of $0.68 per share of common stock.

We paid distributions of $10.4 million and $8.0 million in 2024 and 2023, respectively, to equity holders of our majority-owned company restaurants.

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

As of December 31, 2024, we had no outstanding borrowings under the credit facility and had $296.8 million of availability, net of $3.2 million of outstanding letters of credit. As of December 26, 2023, we had no outstanding balance on the credit facility and had $295.3 million of availability, net of $4.7 million of outstanding letters of credit.

The interest rate for the credit facility as of December 31, 2024 and December 26, 2023 was 5.47% and 6.23%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio.

The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of December 31, 2024.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Obligations under finance leases	2,758	31	72	89	2,566
Interest (1)	3,893	312	615	599	2,367
Real estate operating lease obligations	1,472,259	79,801	163,025	167,477	1,061,956
Capital obligations	243,569	243,569	—	—	—
Total contractual obligations (2)	$1,722,479	$323,713	$163,712	$168,165	$1,066,889
(1)	Includes interest on our financing leases and assumes a constant interest rate until maturity.
(2)	Unrecognized tax benefits under Accounting Standards Codification 740, Income Taxes, are not significant and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. Refer to Notes 5, 8, and 13 to the consolidated financial statements for details of contractual obligations.

Guarantees

As of December 31, 2024 and December 26, 2023, we were contingently liable for $9.4 million and $10.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2024 or December 26, 2023, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

Impairment of Long-lived Assets. We evaluate long-lived assets to be held and used in the business, such as property and equipment, operating lease right-of-use assets, and intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable. For the purposes of this evaluation, we define the asset group at the individual restaurant level. When we evaluate the restaurants, cash flows are the primary indicator of impairment. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant.

Under our policies, trailing 12-month cash flow results under a predetermined amount at the individual restaurant level signals a potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over the remaining useful life of the primary asset, which is the building or the operating lease right-of-use asset. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period, and future periods and expectations for future sales growth. We limit assumptions about important factors such as trend of future operations and sales growth to those that are supportable based upon our plans for the restaurant and actual results at comparable restaurants. Both qualitative and quantitative information are considered when evaluating for potential impairments. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge. Based on our reviews performed on the cash flows of our restaurants, the carrying amount associated with restaurants deemed at risk for impairment is not material to our consolidated financial statements.

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

In 2024, we recorded impairment and closure costs, net of $1.2 million which related to the impairment of a building at a previously relocated store and ongoing closure costs for stores which have relocated. Refer to Note 17 in the consolidated financial statements for further discussion regarding impairment and closure costs recorded in 2024, 2023, and 2022.

Goodwill. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value of the reporting unit, up to the amount of goodwill recorded. Goodwill is required to be tested for impairment at the reporting unit level, or the level of internal reporting that reflects the way in which an entity manages its businesses. A reporting unit is defined as an operating segment, or one level below an operating segment. Our reporting units are at the concept level. An entity may first assess qualitative factors in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The entity may also elect to bypass the qualitative assessment and determine the fair value of the reporting unit and compare it to its carrying amount. The fair value of the reporting unit may be based on several valuation approaches including capitalization of earnings, discounted cash flows, comparable public company market multiples, and comparable acquisition market multiples.

At December 31, 2024, our Texas Roadhouse reporting unit had allocated goodwill of $169.7 million. No other reporting units had goodwill balances.

In performing the qualitative assessment, we reviewed factors such as macroeconomic conditions, industry and market considerations, cost factors, changes in management or key personnel, sustained decreases in share price, and the overall financial performance of the Company’s Texas Roadhouse reporting unit. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of the fourth quarter that would require additional testing. Changes in circumstances existing at the measurement date or at other times in the future could result in an impairment loss.

Effects of Inflation

During recent years, we have operated during periods of inflation, led primarily by wage and other labor inflation and commodity inflation. Some of the impacts of inflation have been offset by menu price increases and other adjustments. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the credit facility require us to pay interest on outstanding borrowings at the Term Secured Overnight Financing Rate ("SOFR"), plus a fixed adjustment of 0.10% and a variable adjustment of 0.875% to 1.875% depending on our leverage ratio. As of December 31, 2024, we had no outstanding borrowings on our credit facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in internal control

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 as stated in their report at F-3.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

In accordance with the disclosure requirement set forth in Item 408 of Regulation S-K, the following table discloses any executive officer or director who is subject to the filing requirements of Section 16 of the Exchange Act that adopted a Rule 10b5-1 trading arrangement during the fourth quarter ended December 31, 2024. These trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Adoption Date	End Date (1)	Aggregate Number of Securities to be Sold
Gerald L. Morgan	Chief Executive Officer	11/14/2024	5/14/2026	20,000
Regina A. Tobin	President	11/18/2024	11/18/2025	3,370
(1)	A trading plan may expire on such earlier date that all transactions under the trading plan are completed.

Other than as disclosed above, no other executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement during the 14 weeks ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information set forth under "Election of Directors" in our Definitive Proxy Statement to be dated on or about April 4, 2025.

Information regarding our executive officers has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding our corporate governance is incorporated herein by reference to the information set forth in our Definitive Proxy Statement to be dated on or about April 4, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 4, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 4, 2025.

Equity Compensation Plan Information

As of December 31, 2024, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. Refer to Note 14 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Shares
	Issued Upon	Available for
Plan Category	Vest Date (1)	Future Grants
Plans approved by shareholders	441,190	6,219,382
Plans not approved by shareholders	—	—
Total	441,190	6,219,382
(1)	Total number of shares consist of 410,890 restricted stock units and 30,300 performance stock units. Shares in this column are excluded from the Shares Available for Future Grants column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 4, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 4, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements
2.	Financial Statement Schedules

Omitted due to inapplicability or because required information is shown in our Consolidated Financial Statements or Notes thereto.

3.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation for Texas Roadhouse, Inc. dated as of May 16, 2024 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K May 16, 2024)
3.2	Amended and Restated Bylaws for Texas Roadhouse, Inc. dated as of May 16, 2024 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 16, 2024)
4.1	Description of Securities
10.1*	Form of Indemnification Agreement for Director and Executive Officer (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K for the year ended December 28, 2021)
10.2

Form of Limited Partnership Agreement and Operating Agreement for certain company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant)

10.3

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant)

10.4

Schedule of the owners of company-managed Texas Roadhouse restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 31, 2024 the form of which is set forth in Exhibit 10.2 of this Form 10-K

10.5

Schedule of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 31, 2024 the form of which is set forth in Exhibit 10.3 of this Form 10-K

10.6*

Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013)

10.7*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for non-officers (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014)

10.8*

Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014)

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

10.15

Second Amendment to Amended and Restated Credit Agreement dated as of May 4, 2021 by and among Texas Roadhouse, Inc. and the lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 4, 2021)

10.16*

Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2021)

10.17*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021)

10.18*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Officers) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021)

10.19*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Member of Board of Directors) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021)

10.20*	Employment Agreement between Texas Roadhouse Management Corp. and Christopher C. Colson dated December 27, 2024
10.21*	Employment Agreement between Texas Roadhouse Management Corp. and Travis C. Doster dated December 27, 2024
10.22*	Employment Agreement between Texas Roadhouse Management Corp. and David Christopher Monroe dated December 27, 2024
10.23*	Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated December 27, 2024
10.24*	Employment Agreement between Texas Roadhouse Management Corp. and Hernan E. Mujica dated December 27, 2024
10.25*	Employment Agreement between Texas Roadhouse Management Corp. and Regina A. Tobin dated December 27, 2024
10.26

Amendment No. 3 to Amended and Restated Credit Agreement dated May 19, 2023 by and among Texas Roadhouse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated May 19, 2023)

10.27*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Non-Officers) (incorporated by reference to Exhibit 10.2 to Registrant’s of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 26, 2023)

19.1	Texas Roadhouse, Inc. Stock Trading Policy

Exhibit No.	Description
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Texas Roadhouse, Inc. Policy for Recovery of Incentive Compensation for Executive Officers dated November 9, 2023
101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, filed February 28, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald L. Morgan	Chief Executive Officer, Director	February 28, 2025
Gerald L. Morgan	(Principal Executive Officer)

/s/ D. Christopher Monroe	Chief Financial Officer	February 28, 2025
D. Christopher Monroe	(Principal Financial Officer)

/s/ Keith V. Humpich	Vice President of Finance	February 28, 2025
Keith V. Humpich	(Principal Accounting Officer)

/s/ Gregory N. Moore	Chairman of the Board, Director	February 28, 2025
Gregory N. Moore
/s/ Jane Grote Abell	Director	February 28, 2025
Jane Grote Abell
/s/ Michael A. Crawford	Director	February 28, 2025
Michael A. Crawford
/s/ Donna E. Epps	Director	February 28, 2025
Donna E. Epps
/s/ Wayne L. Jones	Director	February 28, 2025
Wayne L. Jones
/s/ Curtis A. Warfield	Director	February 28, 2025
Curtis A. Warfield
/s/ Kathleen M. Widmer	Director	February 28, 2025
Kathleen M. Widmer
/s/ James R. Zarley	Director	February 28, 2025
James R. Zarley

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the Company) as of December 31, 2024 and December 26, 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 26, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Potential indicators of impairment of long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company assesses long-lived assets, primarily related to restaurants held and used in the business, including property and equipment and right-of-use assets, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant, or asset group, may not be recoverable. Trailing 12-month cash flows under predetermined amounts at the individual restaurant level are the Company’s primary indicator that the carrying amount of a restaurant may not be recoverable. Property and equipment, net of accumulated depreciation, and the operating lease right-of-use assets, net as of December 31, 2024 were $1,617.7 million and $769.9 million, respectively.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment process, including controls relating to determination and identification of potential indicators of impairment. We evaluated the Company’s methodology of using trailing 12-month cash flow results under predetermined thresholds at the individual restaurant level as a potential indicator of impairment. Specifically, we evaluated the Company’s assessment of the factors considered, including the cash flows at the individual restaurant level and the cash flow thresholds used in the Company’s analysis. We tested that those restaurants with trailing 12-month cash flows were evaluated for potential impairment triggers, and we compared trailing 12-month cash flows used in the Company’s analysis to historical financial data. We also assessed other events and circumstances that could have been indicative of a potential impairment trigger by reviewing management’s development reports and related meeting minutes and the board of directors meeting minutes.

/s/ KPMG LLP

We have served as the Company’s auditor since 1998.

Louisville, Kentucky
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Texas Roadhouse, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 26, 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Louisville, Kentucky
February 28, 2025

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 26, 2023
Assets
Current assets:
Cash and cash equivalents	$245,225	$104,246
Receivables, net of allowance for doubtful accounts of $7 at December 31, 2024 and $35 at December 26, 2023	193,170	175,474
Inventories, net	40,756	38,320
Prepaid income taxes	—	3,262
Prepaid expenses and other current assets	37,417	35,172
Total current assets	516,568	356,474
Property and equipment, net of accumulated depreciation of $1,223,064 at December 31, 2024 and $1,078,855 at December 26, 2023	1,617,673	1,474,722
Operating lease right-of-use assets, net	769,865	694,014
Goodwill	169,684	169,684
Intangible assets, net of accumulated amortization of $23,147 at December 31, 2024 and $20,929 at December 26, 2023	1,265	3,483
Other assets	115,724	94,999
Total assets	$3,190,779	$2,793,376
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$28,172	$27,411
Accounts payable	144,791	131,638
Deferred revenue-gift cards	401,198	373,913
Accrued wages	101,981	68,062
Income taxes payable	2,986	112
Accrued taxes and licenses	56,824	42,758
Other accrued liabilities	92,178	101,540
Total current liabilities	828,130	745,434
Operating lease liabilities, net of current portion	826,300	743,476
Restricted stock and other deposits	9,288	8,893
Deferred tax liabilities, net	8,184	23,104
Other liabilities	145,154	114,958
Total liabilities	1,817,056	1,635,865
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,574,626 and 66,789,464 shares issued and outstanding at December 31, 2024 and December 26, 2023, respectively)	67	67
Retained earnings	1,358,280	1,141,595
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,358,347	1,141,662
Noncontrolling interests	15,376	15,849
Total equity	1,373,723	1,157,511
Total liabilities and equity	$3,190,779	$2,793,376

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 31,	December 26,	December 27,
	2024	2023	2022
Revenue:
Restaurant and other sales	$5,341,853	$4,604,554	$3,988,791
Franchise royalties and fees	31,479	27,118	26,128
Total revenue	5,373,332	4,631,672	4,014,919
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	1,785,119	1,593,852	1,378,192
Labor	1,764,740	1,539,124	1,319,959
Rent	80,560	72,766	66,834
Other operating	795,657	690,848	596,305
Pre-opening	28,090	29,234	21,883
Depreciation and amortization	178,157	153,202	137,237
Impairment and closure, net	1,226	275	1,600
General and administrative	223,264	198,382	172,712
Total costs and expenses	4,856,813	4,277,683	3,694,722
Income from operations	516,519	353,989	320,197
Interest income (expense), net	6,774	2,984	(124)
Equity income from investments in unconsolidated affiliates	1,197	1,351	1,239
Income before taxes	524,490	358,324	321,312
Income tax expense	80,145	44,649	43,715
Net income including noncontrolling interests	444,345	313,675	277,597
Less: Net income attributable to noncontrolling interests	10,753	8,799	7,779
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$433,592	$304,876	$269,818

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$6.50	$4.56	$3.99
Diluted	$6.47	$4.54	$3.97
Weighted average shares outstanding:
Basic	66,752	66,893	67,643
Diluted	67,011	67,149	67,920
Cash dividends declared per share	$2.44	$2.20	$1.84

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 28, 2021	69,382,418	$69	$114,504	$943,551	$1,058,124	$15,360	$1,073,484
Net income	—	—	—	269,818	269,818	7,779	277,597
Distributions to noncontrolling interest holders	—	—	—	—	—	(7,775)	(7,775)
Acquisition of noncontrolling interest	—	—	(1,395)	—	(1,395)	(340)	(1,735)
Dividends declared ($1.84 per share)	—	—	—	(124,137)	(124,137)	—	(124,137)
Shares issued under share-based compensation plans including tax effects	474,771	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(149,873)	—	(13,576)	—	(13,576)	—	(13,576)
Repurchase of shares of common stock	(2,734,005)	(2)	(123,057)	(89,800)	(212,859)	—	(212,859)
Share-based compensation	—	—	36,663	—	36,663	—	36,663
Balance, December 27, 2022	66,973,311	$67	$13,139	$999,432	$1,012,638	$15,024	$1,027,662
Net income	—	—	—	304,876	304,876	8,799	313,675
Distributions to noncontrolling interest holders	—	—	—	—	—	(7,974)	(7,974)
Dividends declared ($2.20 per share)	—	—	—	(147,182)	(147,182)	—	(147,182)
Shares issued under share-based compensation plans including tax effects	391,793	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(120,614)	—	(12,688)	—	(12,688)	—	(12,688)
Repurchase of shares of common stock, including excise taxes	(455,026)	—	(34,681)	(15,531)	(50,212)	—	(50,212)
Share-based compensation	—	—	34,230	—	34,230	—	34,230
Balance, December 26, 2023	66,789,464	$67	$—	$1,141,595	$1,141,662	$15,849	$1,157,511
Net income	—	—	—	433,592	433,592	10,753	444,345
Distributions to noncontrolling interest holders	—	—	—	—	—	(10,361)	(10,361)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(3,297)	—	(3,297)	(865)	(4,162)
Dividends declared ($2.44 per share)	—	—	—	(162,864)	(162,864)	—	(162,864)
Shares issued under share-based compensation plans including tax effects	358,077	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(111,253)	—	(17,608)	—	(17,608)	—	(17,608)
Repurchase of shares of common stock, including excise taxes	(461,662)	—	(26,150)	(54,043)	(80,193)	—	(80,193)
Share-based compensation	—	—	47,055	—	47,055	—	47,055
Balance, December 31, 2024	66,574,626	$67	$—	$1,358,280	$1,358,347	$15,376	$1,373,723

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 31,	December 26,	December 27,
	2024	2023	2022
Cash flows from operating activities:
Net income including noncontrolling interests	$444,345	$313,675	$277,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,157	153,202	137,237
Deferred income taxes	(13,803)	3,115	9,456
Loss on disposition of assets	3,572	3,783	5,206
Impairment and closure costs	845	200	1,770
Equity income from investments in unconsolidated affiliates	(1,197)	(1,351)	(1,239)
Distributions of income received from investments in unconsolidated affiliates	1,133	689	1,022
Provision for doubtful accounts	(28)	(14)	33
Share-based compensation expense	47,055	34,230	36,663
Changes in operating working capital, net of acquisitions:
Receivables	(17,668)	(24,420)	11,062
Inventories	(2,436)	105	(6,099)
Prepaid expenses and other current assets	(2,245)	(5,612)	(6,540)
Other assets	(20,097)	(22,617)	5,775
Accounts payable	13,142	23,083	5,408
Deferred revenue—gift cards	27,285	37,347	33,799
Accrued wages	33,919	13,518	(10,172)
Prepaid income taxes and income taxes payable	6,136	1,514	5,953
Accrued taxes and licenses	14,393	6,581	1,889
Other accrued liabilities	2,842	(3,460)	2,147
Operating lease right-of-use assets and lease liabilities	8,085	6,313	5,268
Other liabilities	30,194	25,103	(4,510)
Net cash provided by operating activities	753,629	564,984	511,725
Cash flows from investing activities:
Capital expenditures—property and equipment	(354,341)	(347,034)	(246,121)
Acquisitions of franchise restaurants, net of cash acquired	—	(39,153)	(33,069)
Proceeds from sale of investments in unconsolidated affiliates	—	627	316
Proceeds from sale of property and equipment	1,441	2,110	2,269
Proceeds from sale leaseback transactions	15,999	16,283	12,871
Net cash used in investing activities	(336,901)	(367,167)	(263,734)
Cash flows from financing activities:
Payments on revolving credit facility	—	(50,000)	(50,000)
Distributions to noncontrolling interest holders	(10,361)	(7,974)	(7,775)
Acquisitions of noncontrolling interests	(5,279)	—	(1,735)
Proceeds from restricted stock and other deposits, net	366	405	307
Indirect repurchase of shares for minimum tax withholdings	(17,608)	(12,688)	(13,576)
Repurchase of shares of common stock, including excise taxes as applicable	(80,003)	(49,993)	(212,859)
Dividends paid to shareholders	(162,864)	(147,182)	(124,137)
Net cash used in financing activities	(275,749)	(267,432)	(409,775)
Net increase (decrease) in cash and cash equivalents	140,979	(69,615)	(161,784)
Cash and cash equivalents—beginning of period	104,246	173,861	335,645
Cash and cash equivalents—end of period	$245,225	$104,246	$173,861
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$891	$1,119	$1,547
Income taxes paid	$87,333	$39,861	$25,910
Capital expenditures included in current liabilities	$34,509	$47,550	$34,689

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(1) Description of Business

Texas Roadhouse, Inc. and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our," and/or "us"), is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of December 31, 2024, we owned and operated 666 restaurants and franchised an additional 118 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 118 franchise restaurants, there were 60 domestic and 58 international restaurants, including one in a U.S. territory. As of December 26, 2023, we owned and operated 635 restaurants and franchised an additional 106 restaurants in 49 states and ten foreign countries. Of the 106 franchise restaurants, 58 were domestic and 48 were international restaurants.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations, and cash flows of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

As of December 31, 2024 and December 26, 2023, we owned a majority interest in 19 and 20 company restaurants, respectively. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is recorded in the line item net income attributable to noncontrolling interests in our consolidated statements of income.

As of December 31, 2024 and December 26, 2023, we owned a 5.0% to 10.0% equity interest in 20 domestic franchise restaurants. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our consolidated balance sheets, and our percentage share of net income earned by these unconsolidated affiliates is recorded in the line item equity income from investments in unconsolidated affiliates in our consolidated statements of income.

Fiscal Year

We utilize a 52 or 53 week accounting period that typically ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal year 2024 was 53 weeks in length and fiscal years 2023 and 2022 were 52 weeks in length. In fiscal year 2024, the additional week increased restaurant and other sales by $114.7 million and increased net income by approximately 5% in our consolidated statements of income.

Use of Estimates

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reporting of revenue and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the valuation of property and equipment, goodwill, lease liabilities and right-of-use assets, obligations related to insurance reserves, legal reserves, income taxes, and gift card breakage and fees. Actual results could differ from those estimates.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Segment Reporting

Operating segments are defined as components of a company that engage in business activities from which it may earn revenue and incur expenses, and for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company’s operating segments have been identified in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 280, Segment Reporting, as amended by ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.

We have identified Texas Roadhouse, Bubba’s 33, Jaggers, and our retail initiatives as separate operating segments. In addition, we have identified Texas Roadhouse and Bubba’s 33 as reportable segments. For further discussion of segment reporting, refer to Note 19.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents also include receivables from credit card companies as these balances are highly liquid in nature and are settled within two to three business days. These amounted to $49.4 million and $27.8 million at December 31, 2024 and December 26, 2023, respectively.

Receivables

Receivables consist principally of amounts due from retail gift card providers, certain franchise restaurants for reimbursement of labor costs, pre-opening, and other expenses, and franchise restaurants for royalties and advertising fees.

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

Cloud Computing Arrangements

The Company capitalizes cloud computing implementation costs and amortizes these costs on a straight-line basis over the term of the related service agreement, including renewal periods that are reasonably certain to be exercised. Capitalized cloud computing implementation costs were $5.9 million and $3.0 million, net of accumulated amortization, as of December 31, 2024 and December 26, 2023, respectively. These costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheets. Related amortization expense was $3.9 million, $1.4 million, and $1.0 million for the years ended December 31, 2024, December 26, 2023, and December 27, 2022, respectively, and is included in general and administrative expenses in our consolidated statements of income.

Leases

We recognize operating lease right-of-use assets and operating lease liabilities for real estate leases, including our restaurant leases and Support Center lease, as well as certain restaurant equipment leases based on the present value of the lease payments over the lease term. At lease inception, we include option periods that we are reasonably certain to exercise in the lease term. To determine if an option is reasonably certain to be exercised, we analyze the economic penalties that would be imposed from a failure to renew a lease, including the loss of our investment in leasehold improvements or the loss of future cash flows. We estimate the present value of lease payments based on our incremental borrowing rate which considers our estimated credit rating for a secured or collateralized instrument and corresponds to the underlying lease term. In addition, operating lease right-of-use assets are reduced for accrued rent and increased for any initial direct costs recognized at lease inception. For real estate and restaurant equipment leases commencing in 2019 and later, we account for lease and non-lease components as a single lease component. Reductions of the right-of-use asset and the changes in the lease liability are included within the changes in operating lease right-of-use assets and lease liabilities in our consolidated statements of cash flows.

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

ASC 350 requires that goodwill be tested for impairment at the reporting unit level, or the level of internal reporting that reflects the way in which an entity manages its businesses. A reporting unit is defined as an operating segment, or one level below an operating segment. Our goodwill reporting units are at the concept or operating segment level.

As stated in ASC 350, an entity may first assess qualitative factors in order to determine if it is necessary to perform the quantitative test. In 2024 and 2023, we elected to perform a qualitative assessment for our annual review of goodwill. This review included evaluating factors such as macroeconomic conditions, industry and market considerations, cost factors, changes in management or key personnel, sustained decreases in share price, and the overall financial performance of the Company’s reporting units at the concept level. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of the fiscal year that would require additional testing.

In 2024, 2023, and 2022, we determined there was no goodwill impairment. Refer to Note 7 for additional information related to goodwill and intangible assets.

Other Assets

Other assets consist primarily of deferred compensation plan assets, capitalized cloud computing implementation costs, investments in unconsolidated affiliates, and deposits. For further discussion of the deferred compensation plan, refer to Note 15 and Note 16.

Impairment or Disposal of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, long-lived assets to be held and used in the business, such as property and equipment, operating lease right-of-use assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the purposes of this evaluation, we define the asset group at the individual restaurant level. When we evaluate the restaurants, cash flows are the primary indicator of impairment.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to estimated undiscounted future cash flows expected to be generated by the restaurant. Under our policies, trailing 12- month cash flow results under a predetermined amount at the individual restaurant level signals potential impairment. In our evaluation of restaurants that do not meet the cash flow threshold, we estimate future undiscounted cash flows from operating the restaurant over its remaining useful life, which can be for a period of over 20 years. In the estimation of future cash flows, we consider the period of time the restaurant has been open, the trend of operations over such period, and future periods and expectations of future sales growth. Assumptions about important factors such as the trend of future operations and sales growth are limited to those that are supportable based upon the plans for the restaurant and actual results at comparable restaurants.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Insurance Reserves

We self-insure a significant portion of expected losses related to employee health, workers’ compensation, general liability, employment practices liability, cybersecurity, and property claims. This includes our wholly-owned captive insurance company which covers certain lines of coverage. We use third-party insurance with varying retention levels to limit our exposure to significant losses.

We record a liability for unresolved claims and for an estimate of incurred but not reported claims based on historical experience. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims, and claim development history and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

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

We record deferred revenue for gift cards that have been sold but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. For some of the gift cards that are sold we have determined that, based on our historic gift card redemption patterns, the likelihood of redemption is remote. For these gift cards, we record a breakage adjustment as a component of restaurant and other sales in the consolidated statements of income and reduce deferred revenue by the amount never expected to be redeemed. We use historic gift card redemption patterns to determine the breakage rate to utilize and recognize the expected breakage amount in a manner generally consistent with the actual redemption pattern of the associated gift card. We review the breakage rate on an annual basis, or sooner if circumstances indicate that the rate may have significantly changed and update the rate as needed. In addition, we incur fees on all gift cards that are sold through third-party retailers. These fees are also deferred and generally recorded consistent with the actual redemption pattern of the associated gift cards and are recorded as a component of restaurant and other sales in the consolidated statements of income.

We also recognize revenue from our franchising of Texas Roadhouse and Jaggers restaurants. This includes franchise royalties and domestic marketing and advertising fees, initial and upfront franchise fees, domestic and international development agreements, and supervisory and administrative service fees. We recognize franchise royalties and domestic marketing and advertising fees as franchise restaurant sales occur. For initial and upfront franchise fees and fees from development agreements, because the services we provide related to these fees do not contain separate and distinct performance obligations from the franchise right, these fees are recognized on a straight-line basis over the term of the associated franchise agreement. We recognize fees from supervision and administrative services as incurred.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Advertising

We have a domestic system-wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund’s activity for all the years presented. Domestic company and franchise restaurants are required to remit a designated portion of sales to the advertising fund. Advertising contributions related to company restaurants are expensed as incurred and recorded as a component of other operating costs in our consolidated statements of income. Advertising contributions received from our franchisees are recorded as a component of franchise royalties and fees in our consolidated statements of income. The associated advertising expenses are recorded as incurred within general and administrative expenses in our consolidated statements of income.

Other costs related to local restaurant area marketing initiatives are included in other operating costs in our consolidated statements of income. These costs and the company restaurant advertising contribution amounted to $31.8 million, $28.3 million, and $25.0 million for the years ended December 31, 2024, December 26, 2023, and December 27, 2022, respectively.

Pre-opening Expenses

Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and consist principally of opening team and training team compensation and benefits, travel expenses, rent, food, beverage, and other initial supplies and expenses.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This ASU primarily provides enhanced disclosures about significant segment expenses including requiring segment disclosures to include a description of other segment items by reportable segment and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods as well as the title of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance during the fourth quarter of the 2024 fiscal year and provided additional detail and disclosures in our segment reporting disclosures. Refer to Note 19 for further discussion of segment reporting.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU primarily provides enhanced disclosures about the components of expenses within the income statement including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently assessing the impact of this new standard on our disclosures and expect to provide additional detail and disclosures under this new guidance.

(3) Revenue

The following table disaggregates our revenue by major source:

	Fiscal Year Ended
	December 31, 2024	December 26, 2023	December 27, 2022
Restaurant and other sales	$5,341,853	$4,604,554	$3,988,791
Franchise royalties	28,342	24,169	23,058
Franchise fees	3,137	2,949	3,070
Total revenue	$5,373,332	$4,631,672	$4,014,919

The following table presents a rollforward of deferred revenue-gift cards:

	Fiscal Year Ended
	December 31, 2024	December 26, 2023
Beginning balance	$373,913	$335,403
Gift card activations, net of third-party fees	479,244	420,047
Gift card redemptions and breakage	(451,959)	(381,537)
Ending balance	$401,198	$373,913

We recognized restaurant sales of $234.0 million for the year ended December 31, 2024 related to amounts in deferred revenue as of December 26, 2023. We recognized restaurant sales of $209.2 million for the year ended December 26, 2023 related to amounts in deferred revenue as of December 27, 2022.

(4) Acquisitions

On December 28, 2022, the first day of the 2023 fiscal year, we completed the acquisition of eight franchise Texas Roadhouse restaurants located in Maryland and Delaware, including four in which we previously held a 5.0% equity interest. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $39.1 million, net of cash acquired. The transactions in which we held an equity interest were accounted for as step acquisitions, and we recorded a gain of $0.6 million on our previous investments in equity income from investments in unconsolidated affiliates in the consolidated statements of income.

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

Inventory	$410
Property and equipment	17,763
Operating lease right-of-use assets	4,775
Goodwill	20,067
Intangible assets	1,700
Other assets	293
Deferred revenue-gift cards	(1,164)
Current portion of operating lease liabilities	(110)
Operating lease liabilities, net of current portion	(4,665)
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

As of December 31, 2024, we had no outstanding borrowings under the credit facility and had $296.8 million of availability, net of $3.2 million of outstanding letters of credit. As of December 26, 2023, we had no outstanding borrowings under the credit facility and had $295.3 million of availability, net of $4.7 million of outstanding letters of credit.

The interest rate for the credit facility as of December 31, 2024 and December 26, 2023 was 5.47% and 6.23%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of December 31, 2024.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(6) Property and Equipment, Net

Property and equipment were as follows:

	December 31,2024	December 26,2023
Land and improvements	$174,027	$165,919
Buildings and leasehold improvements	1,523,169	1,369,400
Furniture, fixtures, and equipment	1,027,644	908,489
Construction in progress	98,662	93,527
Liquor licenses	17,235	16,242
	2,840,737	2,553,577
Accumulated depreciation and amortization	(1,223,064)	(1,078,855)
Total property and equipment, net	$1,617,673	$1,474,722

For the year ended December 31, 2024, there was no interest capitalized in connection with restaurant construction. For the years ended December 26, 2023 and December 27, 2022, the amount of interest capitalized in connection with restaurant construction was $0.5 million and $1.3 million, respectively.

(7) Goodwill and Intangible Assets

All of our goodwill and intangible assets reside within the Texas Roadhouse reportable segment. The gross carrying amounts of goodwill and intangible assets were as follows:

	Goodwill	Intangible Assets
Balance as of December 27, 2022	$148,732	$5,607
Additions	20,952	900
Amortization expense	—	(3,024)
Balance as of December 26, 2023	$169,684	$3,483
Additions	—	—
Amortization expense	—	(2,218)
Balance as of December 31, 2024	$169,684	$1,265

As of December 31, 2024, the gross carrying amount and accumulated amortization of the intangible assets were $24.4 million and $23.1 million, respectively. As of December 26, 2023, the gross carrying amount and accumulated amortization of the intangible assets were $24.4 million and $20.9 million, respectively.

Intangible assets consist of reacquired franchise rights. We amortize reacquired franchise rights on a straight-line basis over the remaining term of the franchise operating agreements, which varies by franchise agreement. Amortization expense for the next three years is expected to range from zero to $1.2 million. Refer to Note 4 for discussion of the acquisitions completed for the year ended December 26, 2023.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(8) Leases

We recognize right-of-use assets and lease liabilities for both real estate and equipment leases that have a term in excess of one year. As of December 31, 2024 and December 26, 2023, these amounts were as follows:

	December 31, 2024
	Real estate	Equipment	Total
Operating lease right-of-use assets	$764,135	$5,730	$769,865

Current portion of operating lease liabilities	26,501	1,671	28,172
Operating lease liabilities, net of current portion	823,240	3,060	826,300
Total operating lease liabilities	$849,741	$4,731	$854,472

	December 26, 2023
	Real estate	Equipment	Total
Operating lease right-of-use assets	$686,271	$7,743	$694,014

Current portion of operating lease liabilities	25,812	1,599	27,411
Operating lease liabilities, net of current portion	740,446	3,030	743,476
Total operating lease liabilities	$766,258	$4,629	$770,887

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Information related to our real estate operating leases for the fiscal years ended December 31, 2024 and December 26, 2023 were as follows:

	Fiscal Year Ended
Real estate costs	December 31, 2024	December 26, 2023
Operating lease	$82,739	$75,068
Variable lease	7,007	5,079
Total lease costs	$89,746	$80,147

Real estate lease liabilities maturity analysis		December 31, 2024
2025		$79,801
2026		80,985
2027		82,040
2028		83,220
2029		84,257
Thereafter		1,061,956
Total		1,472,259
Less interest		622,518
Total discounted operating lease liabilities		$849,741

	Fiscal Year Ended
Real estate leases other information	December 31, 2024	December 26, 2023
Cash paid for amounts included in measurement of operating lease liabilities	$74,654	$68,755
Right-of-use assets obtained in exchange for new operating lease liabilities	$104,548	$83,310
Weighted-average remaining lease term (years)	17.35	17.71
Weighted-average discount rate	6.53%	6.49%

Operating lease payments exclude $48.0 million of future minimum lease payments for executed real estate leases of which we have not yet taken possession. In addition to the above operating leases, as of December 31, 2024, we had two finance leases with a right-of-use asset balance and lease liability balance of $1.9 million and $2.8 million, respectively. As of December 26, 2023, we had two finance leases with a right-of-use asset balance and lease liability balance of $2.0 million and $2.8 million, respectively. The right-of-use asset balance is included as a component of other assets and the lease liability balance as a component of other liabilities in the consolidated balance sheets.

In 2024, we entered into five sale leaseback transactions that generated proceeds of $16.0 million and no gain or loss was recognized on these transactions. In 2023, we entered into six sale leaseback that generated proceeds of $16.3 million and no gain or loss was recognized on these transactions. The resulting operating leases are included in the operating lease right-of-use assets and lease liabilities noted above.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(9) Income Taxes

Components of our income tax expense for the years ended December 31, 2024, December 26, 2023, and December 27, 2022 were as follows:

	Fiscal Year Ended
	December 31, 2024	December 26, 2023	December 27, 2022
Current:
Federal	$63,816	$21,694	$15,549
State	28,992	19,105	18,120
Foreign	1,140	735	590
Total current	93,948	41,534	34,259
Deferred:
Federal	(11,096)	4,518	9,664
State	(2,707)	(1,403)	(208)
Total deferred	(13,803)	3,115	9,456
Income tax expense	$80,145	$44,649	$43,715

Our pre-tax income is substantially derived from domestic restaurants.

A reconciliation of the statutory federal income tax rate to our effective tax rate for December 31, 2024, December 26, 2023, and December 27, 2022 is as follows:

	Fiscal Year Ended
	December 31, 2024	December 26, 2023	December 27, 2022
Tax at statutory federal rate	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	3.6	3.6	3.7
FICA tip tax credit	(8.7)	(11.1)	(10.5)
Work opportunity tax credit	(0.5)	(1.0)	(1.3)
Share-based compensation	(0.9)	(0.5)	(0.1)
Net income attributable to noncontrolling interests	(0.4)	(0.4)	(0.4)
Officers compensation	0.6	0.6	0.7
Other	0.6	0.3	0.5
Total	15.3%	12.5%	13.6%

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Components of deferred tax liabilities, net were as follows:

	December 31, 2024	December 26, 2023
Deferred tax assets:
Deferred revenue—gift cards	$35,915	$32,999
Insurance reserves	11,768	8,351
Other reserves	2,027	1,884
Share-based compensation	7,635	5,241
Operating lease liabilities	212,341	191,422
Deferred compensation	26,241	21,697
Tax credit carryforwards	—	45
Other assets	4,430	3,907
Total deferred tax asset	300,357	265,546
Deferred tax liabilities:
Property and equipment	(91,161)	(90,638)
Goodwill and intangibles	(8,693)	(9,116)
Operating lease right-of-use asset	(191,065)	(171,999)
Other liabilities	(17,622)	(16,897)
Total deferred tax liability	(308,541)	(288,650)
Net deferred tax liability	$(8,184)	$(23,104)

We have not provided a valuation allowance for any of our deferred tax assets as their realization is more likely than not.

A reconciliation of the beginning and ending liability for unrecognized tax benefits was as follows:

Balance at December 27, 2022	$3,925
Additions to tax positions related to prior years	964
Additions to tax positions related to current year	139
Reductions due to statute expiration	(246)
Reductions due to exam settlement	—
Balance at December 26, 2023	4,782
Additions to tax positions related to prior years	317
Additions to tax positions related to current year	383
Reductions due to statute expiration	—
Reductions due to exam settlement	(221)
Balance at December 31, 2024	$5,261

As of December 31, 2024 and December 26, 2023, the amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $2.9 million and $2.5 million, respectively.

As of December 31, 2024 and December 26, 2023, the total amount of accrued penalties and interest related to uncertain tax provisions was recognized as a part of income tax expense and these amounts were not material.

All entities for which unrecognized tax benefits exist as of December 31, 2024 possess a December tax year-end. As a result, as of December 31, 2024, the tax years ended December 26, 2023, December 27, 2022, and December 28, 2021 remain subject to examination by all tax jurisdictions. As of December 31, 2024, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits. Additionally, as of December 31, 2024, no event occurred that is likely to result in a significant increase or decrease in the unrecognized tax benefits through December 30, 2025.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(10) Preferred Stock

Our Board of Directors (the "Board") is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Board, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights, and preemptive rights. There were no shares of preferred stock outstanding as of December 31, 2024 and December 26, 2023.

(11) Stock Repurchase Program

On March 17, 2022, our Board approved a stock repurchase program for the repurchase of up to $300.0 million of our common stock. This stock repurchase program has no expiration date. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases are determined by management under parameters approved by the Board, based on an evaluation of our stock price, market conditions, and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Securities Exchange Act of 1934, as amended.

For the year ended December 31, 2024, we paid $79.8 million, excluding excise taxes, to repurchase 461,662 shares of our common stock. For the year ended December 26, 2023, we paid $50.0 million, excluding excise taxes, to repurchase 455,026 shares of our common stock. As of December 31, 2024, we had $37.1 million remaining under our authorized stock repurchase program. Refer to Note 20 for further discussion of our authorized stock repurchase program.

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

The following table sets forth the calculation of earnings per share and weighted average shares outstanding as presented in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 31,	December 26,	December 27,
	2024	2023	2022
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$433,592	$304,876	$269,818
Basic EPS:
Weighted-average common shares outstanding	66,752	66,893	67,643
Basic EPS	$6.50	$4.56	$3.99
Diluted EPS:
Weighted-average common shares outstanding	66,752	66,893	67,643
Dilutive effect of nonvested stock units	259	256	277
Shares-diluted	67,011	67,149	67,920
Diluted EPS	$6.47	$4.54	$3.97

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(13) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 31, 2024 and December 26, 2023 was $243.6 million and $237.4 million, respectively.

As of December 31, 2024 and December 26, 2023, we are contingently liable for $9.4 million and $10.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of December 31, 2024 or December 26, 2023, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the year ended December 31, 2024, we bought our beef primarily from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. We have no material minimum purchase commitments with our vendors that extend beyond a year.

Occasionally, we are a defendant in litigation arising in the ordinary course of business, including "slip and fall" accidents, employment related claims, dram shop statutes related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health, or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

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

The following table summarizes share-based compensation expense recorded in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 31,	December 26,	December 27,
	2024	2023	2022
Labor expense	$16,277	$11,470	$10,656
General and administrative expense	30,778	22,760	26,007
Total share-based compensation expense	$47,055	$34,230	$36,663

We recognize expense for RSUs and PSUs over the vesting term based on the grant date fair value of the award. We record forfeitures as they occur. Activity for our share-based compensation by type of grant for the fiscal year ended December 31, 2024 is presented below.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 26, 2023	442,327	$98.41
Granted	306,099	158.64
Forfeited	(22,733)	123.05
Vested	(314,803)	99.10
Outstanding at December 31, 2024	410,890	$141.43	0.9	$74,052

As of December 31, 2024, with respect to unvested RSUs, there was $25.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.9 years. The vesting terms of all RSUs range from 1.0 to 5.0 years. The total intrinsic value of RSUs vested during the years ended December 31, 2024, December 26, 2023, and December 27, 2022 was $49.9 million, $37.8 million, and $37.1 million, respectively. The excess tax benefit associated with vested RSUs for the years ended December 31, 2024, December 26, 2023, and December 27, 2022 was $4.4 million, $1.7 million, and $0.4 million, respectively, which was recognized in the income tax provision.

Summary Details for PSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 26, 2023	35,700	$94.61
Granted	28,600	118.30
Performance shares adjustment (1)	9,274	94.17
Forfeited	—	—
Vested	(43,274)	94.17
Outstanding at December 31, 2024	30,300	$117.46	0.1	$5,460
(1)	Additional shares from the January 2023 PSU grant that vested in January 2024 due to exceeding the initial 100% target.

We grant PSUs to certain members of management subject the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period. Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period. For each grant, PSUs vest after meeting the performance and service conditions. The total intrinsic value of PSUs vested during the years ended December 31, 2024, December 26, 2023, and December 27, 2022 was $6.4 million, $3.3 million, and $5.4 million, respectively.

On January 8, 2025, approximately 41,000 shares vested related to the January 2024 PSU grant and are expected to be distributed in February 2025. As of December 31, 2024, with respect to unvested PSUs, there was $0.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.1 years. The allowable excess tax benefit associated with vested PSUs for the years ended December 31, 2024, December 26, 2023, and December 27, 2022 was not significant.

(15) Employee Benefit Plans

We have a defined contribution benefit plan ("401(k) Plan") that is available to our Support Center employees and managers in our restaurants who meet certain compensation and eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options and the Company matches a certain percentage of the employee contributions. For the year ended December 31, 2024, company contributions totaling $8.4 million and $2.1 million were recorded in labor expense

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

and general and administrative expense, respectively, within the consolidated statements of income. For the year ended December 26, 2023, company contributions totaling $7.1 million and $1.8 million were recorded in labor expense and general and administrative expense, respectively, within the consolidated statements of income.

We also have a deferred compensation plan which allows highly compensated employees to defer a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust. Beginning in 2023, we implemented a company match of a certain percentage of the employee contributions to the deferred compensation plan. For the years ended December 31, 2024 and December 26, 2023, company contributions totaling $1.6 million and $1.5 million were recorded in labor expense and general and administrative expense, respectively, within the consolidated statements of income. Refer to Note 16 for further discussion on the fair value measurement of the deferred compensation plan assets and liabilities.

(16) Fair Value Measurement

At December 31, 2024 and December 26, 2023, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. There were no transfers among levels within the fair value hierarchy during the year ended December 31, 2024.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 31, 2024	December 26, 2023
Deferred compensation plan—assets	1	$101,071	$81,316
Deferred compensation plan—liabilities	1	$(101,071)	$(81,222)

We report the accounts of the deferred compensation plan in other assets and the corresponding liability in other liabilities in our consolidated balance sheets. These investments are considered trading securities and are reported at fair value based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the consolidated statements of income.

(17) Impairment and Closure Costs

We recorded impairment and closure costs of $1.2 million, $0.3 million and $1.6 million for the years ended December 31, 2024, December 26, 2023, and December 27, 2022, respectively.

Impairment and closure costs in 2024 included $0.8 million related to the impairment of a building at a previously relocated store and $0.4 million related to ongoing closure costs for stores which have been relocated.

Impairment and closure costs in 2023 included $0.3 million related to ongoing closure costs for stores which have been relocated.

Impairment and closure costs in 2022 included $1.7 million related to the impairment of the land, building, and operating lease right-of-use assets at three restaurants, two of which were relocated and $0.6 million related to ongoing closure costs. This was partially offset by a $0.7 million gain on the sale of land and building that was previously classified as assets held for sale.

(18) Related Party Transactions

As of December 31, 2024, December 26, 2023 and December 27, 2022, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. We recognized revenue of $2.1 million, $2.0 million, and $1.8 million for the years ended December 31, 2024, December 26, 2023, and December 27, 2022, respectively, related to the four franchise restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(19) Segment Information

Our CODM is the Chief Executive Officer. The CODM assesses the performance of the business and allocates resources at the concept level and as a result we have identified Texas Roadhouse, Bubba's 33, Jaggers, and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba's 33. The Texas Roadhouse reportable segment includes the results of our company and franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, corporate-related assets, depreciation and amortization, and capital expenditures are also included in Other.

The CODM uses restaurant margin as the primary financial measure for assessing the performance of our segments. Restaurant margin represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin is also used by our CODM to evaluate core restaurant-level operating efficiency and performance, assist in the evaluation of operating trends over time, and in making capital allocation decisions. Capital allocation decisions include approving new store openings and the refurbishment or relocation of existing restaurants.

In calculating restaurant margin, we exclude certain non-restaurant-level costs that support operations, including pre-opening and general and administrative expenses, but do not have a direct impact on restaurant-level operational efficiency and performance. We exclude pre-opening expenses as they occur at irregular intervals and would impact comparability to prior period results. We exclude depreciation and amortization expenses, substantially all of which relate to restaurant-level assets, as it represents a non-cash charge for the investment in our restaurants. We exclude impairment and closure expenses as we believe this provides a clearer perspective of the Company’s ongoing operating performance and a more useful comparison to prior period results. Restaurant margin as presented may not be comparable to other similarly titled measures of other companies in our industry.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended December 31, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$5,012,707	$297,608	$31,538	$5,341,853
Restaurant operating costs (excluding depreciation and amortization):
Food and Beverage	1,691,302	83,701	10,116	1,785,119
Labor	1,646,437	108,306	9,997	1,764,740
Rent	72,060	7,677	823	80,560
Other Operating	737,909	51,502	6,246	795,657
Restaurant margin	$864,999	$46,422	$4,356	$915,777

Depreciation and amortization	$149,934	$16,447	$11,776	$178,157
Segment assets	2,488,679	255,320	446,780	3,190,779
Capital expenditures	304,259	38,557	11,525	354,341

	Fiscal Year Ended December 26, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$4,331,823	$247,195	$25,536	$4,604,554
Restaurant operating costs (excluding depreciation and amortization):
Food and Beverage	1,514,421	71,101	8,330	1,593,852
Labor	1,438,802	92,241	8,081	1,539,124
Rent	65,519	6,624	623	72,766
Other Operating	641,923	43,287	5,638	690,848
Restaurant margin	$671,158	$33,942	$2,864	$707,964

Depreciation and amortization	$126,719	$14,210	$12,273	$153,202
Segment assets	2,290,213	232,086	271,077	2,793,376
Capital expenditures	306,599	27,908	12,527	347,034

	Fiscal Year Ended December 27, 2022
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,762,884	$211,690	$14,217	$3,988,791
Restaurant operating costs (excluding depreciation and amortization):
Food and Beverage	1,306,658	66,237	5,297	1,378,192
Labor	1,239,257	76,178	4,524	1,319,959
Rent	60,837	5,712	285	66,834
Other Operating	555,935	36,629	3,741	596,305
Restaurant margin	$600,197	$26,934	$370	$627,501

Depreciation and amortization	$112,546	$13,012	$11,679	$137,237
Capital expenditures	204,662	30,625	10,834	246,121

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income (expense), net and equity income from investments in unconsolidated affiliates to reportable segments.

	Fiscal Year Ended
	December 31, 2024	December 26, 2023	December 27, 2022
Restaurant margin	$915,777	$707,964	$627,501

Add:
Franchise royalties and fees	31,479	27,118	26,128

Less:
Pre-opening	28,090	29,234	21,883
Depreciation and amortization	178,157	153,202	137,237
Impairment and closure, net	1,226	275	1,600
General and administrative	223,264	198,382	172,712
Income from operations	$516,519	$353,989	$320,197

(20) Subsequent Events

On January 1, 2025, we completed the acquisition of 13 domestic franchise restaurants. Pursuant to the terms of the acquisition agreements, we paid an aggregate purchase price of approximately $78 million. We expect to complete the preliminary purchase price allocations relating to these transactions in the first quarter of fiscal year 2025.

On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500.0 million of our common stock. This new stock repurchase program commenced on February 24, 2025 and any repurchases under such plan will be made by the Company through open market transactions. This stock repurchase program has no expiration date and replaces the previous stock repurchase program of $300 million which was approved on March 17, 2022.