Form 10-Q
period 2025-04-01
Texas Roadhouse, Inc.
filed 2025-05-09
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2025

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

The number of shares of common stock outstanding were 66,341,653 on April 30, 2025.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	April 1, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$221,085	$245,225
Receivables, net of allowance for doubtful accounts of $11 at April 1, 2025 and $7 at December 31, 2024	50,853	193,170
Inventories, net	43,943	40,756
Prepaid expenses and other current assets	37,436	37,417
Total current assets	353,317	516,568
Property and equipment, net of accumulated depreciation of $1,260,297 at April 1, 2025 and $1,223,064 at December 31, 2024	1,662,825	1,617,673
Operating lease right-of-use assets, net	818,483	769,865
Goodwill	218,921	169,684
Intangible assets, net of accumulated amortization of $24,843 at April 1, 2025 and $23,147 at December 31, 2024	16,350	1,265
Other assets	121,237	115,724
Total assets	$3,191,133	$3,190,779
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$30,037	$28,172
Accounts payable	155,829	144,791
Deferred revenue-gift cards	295,752	401,198
Accrued wages	92,797	101,981
Income taxes payable	25,833	2,986
Accrued taxes and licenses	50,782	56,824
Other accrued liabilities	100,936	92,178
Total current liabilities	751,966	828,130
Operating lease liabilities, net of current portion	877,590	826,300
Restricted stock and other deposits	9,431	9,288
Deferred tax liabilities, net	3,400	8,184
Other liabilities	153,197	145,154
Total liabilities	1,795,584	1,817,056
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,403,351 and 66,574,626 shares issued and outstanding at April 1, 2025 and December 31, 2024, respectively)	66	67
Retained earnings	1,380,055	1,358,280
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,380,121	1,358,347
Noncontrolling interests	15,428	15,376
Total equity	1,395,549	1,373,723
Total liabilities and equity	$3,191,133	$3,190,779

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	April 1, 2025	March 26, 2024
Revenue:
Restaurant and other sales	$1,440,342	$1,314,152
Royalties and franchise fees	7,306	7,065
Total revenue	1,447,648	1,321,217
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	490,991	445,091
Labor	479,975	427,547
Rent	22,477	19,425
Other operating	207,615	193,642
Pre-opening	6,812	8,095
Depreciation and amortization	48,800	41,493
Impairment and closure, net	28	201
General and administrative	56,217	52,595
Total costs and expenses	1,312,915	1,188,089
Income from operations	134,733	133,128
Interest income, net	1,301	1,408
Equity income from investments in unconsolidated affiliates	225	257
Income before taxes	$136,259	$134,793
Income tax expense	20,200	18,803
Net income including noncontrolling interests	116,059	115,990
Less: Net income attributable to noncontrolling interests	2,397	2,784
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$113,662	$113,206

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.71	$1.69
Diluted	$1.70	$1.69
Weighted average shares outstanding:
Basic	66,485	66,843
Diluted	66,714	67,105
Cash dividends declared per share	$0.68	$0.61

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended April 1, 2025
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 31, 2024	66,574,626	$67	$—	$1,358,280	$1,358,347	$15,376	$1,373,723
Net income	—	—	—	113,662	113,662	2,397	116,059
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,345)	(2,345)
Dividends declared ($0.68 per share)	—	—	—	(45,171)	(45,171)	—	(45,171)
Shares issued under share-based compensation plans including tax effects	160,512	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(50,696)	—	(9,024)	—	(9,024)	—	(9,024)
Repurchase of shares of common stock, including excise tax as applicable	(281,091)	(1)	(3,526)	(46,716)	(50,243)	—	(50,243)
Share-based compensation	—	—	12,550	—	12,550	—	12,550
Balance, April 1, 2025	66,403,351	$66	$—	$1,380,055	$1,380,121	$15,428	$1,395,549

	For the 13 Weeks Ended March 26, 2024
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 26, 2023	66,789,464	$67	$—	$1,141,595	$1,141,662	$15,849	$1,157,511
Net income	—	—	—	113,206	113,206	2,784	115,990
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,703)	(2,703)
Dividends declared ($0.61 per share)	—	—	—	(40,791)	(40,791)	—	(40,791)
Shares issued under share-based compensation plans including tax effects	171,259	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(54,170)	—	(7,473)	—	(7,473)	—	(7,473)
Repurchase of shares of common stock, including excise tax as applicable	(60,262)	—	(2,050)	(6,891)	(8,941)	—	(8,941)
Share-based compensation	—	—	9,523	—	9,523	—	9,523
Balance, March 26, 2024	66,846,291	$67	$—	$1,207,119	$1,207,186	$15,930	$1,223,116

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	April 1, 2025	March 26, 2024
Cash flows from operating activities:
Net income including noncontrolling interests	$116,059	$115,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,800	41,493
Deferred income taxes	(4,347)	202
Loss on disposition of assets	1,419	369
Impairment and closure costs	(5)	(8)
Equity income from investments in unconsolidated affiliates	(225)	(257)
Distributions of income received from investments in unconsolidated affiliates	351	238
Provision for doubtful accounts	4	9
Share-based compensation expense	12,550	9,523
Changes in operating working capital, net of acquisitions:
Receivables	142,313	121,558
Inventories	(2,833)	(64)
Prepaid expenses and other current assets	1,081	(3,505)
Other assets	(5,059)	(1,212)
Accounts payable	11,101	13,946
Deferred revenue—gift cards	(107,214)	(107,431)
Accrued wages	(9,184)	17,719
Prepaid income taxes and income taxes payable	22,847	18,105
Accrued taxes and licenses	(6,133)	3,515
Other accrued liabilities	4,968	5,973
Operating lease right-of-use assets and lease liabilities	3,202	614
Other liabilities	8,045	6,662
Net cash provided by operating activities	237,740	243,439
Cash flows from investing activities:
Capital expenditures—property and equipment	(77,389)	(77,672)
Acquisitions of franchise restaurants, net of cash acquired	(78,297)	—
Proceeds from sale of property and equipment	129	202
Proceeds from sale leaseback transactions	—	2,778
Net cash used in investing activities	(155,557)	(74,692)
Cash flows from financing activities:
Distributions to noncontrolling interest holders	(2,345)	(2,703)
Proceeds from restricted stock and other deposits, net	368	343
Indirect repurchase of shares for minimum tax withholdings	(9,024)	(7,473)
Repurchase of shares of common stock, including excise taxes as applicable	(50,151)	(8,941)
Dividends paid to shareholders	(45,171)	(40,791)
Net cash used in financing activities	(106,323)	(59,565)
Net (decrease) increase in cash and cash equivalents	(24,140)	109,182
Cash and cash equivalents—beginning of period	245,225	104,246
Cash and cash equivalents—end of period	$221,085	$213,428
Supplemental disclosures of cash flow information:
Interest paid	$216	$238
Income taxes paid	$1,701	$497
Capital expenditures included in current liabilities	$36,992	$39,817

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of April 1, 2025 and December 31, 2024 and for the 13 weeks ended April 1, 2025 and March 26, 2024.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of April 1, 2025, we owned and operated 688 restaurants and franchised an additional 104 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 104 franchise restaurants, there were 46 domestic restaurants and 58 international restaurants, including one in a U.S. territory. As of March 26, 2024, we owned and operated 644 restaurants and franchised an additional 109 restaurants in 49 states and ten foreign countries. Of the 109 franchise restaurants, there were 59 domestic restaurants and 50 international restaurants.

As of April 1, 2025 and March 26, 2024, we owned a majority interest in 19 and 20 company restaurants, respectively. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income.

As of April 1, 2025 and March 26, 2024, we owned a 5.0% to 10.0% equity interest in 20 domestic franchise restaurants. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates under equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our unaudited condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 weeks ended April 1, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2) Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily provides enhanced disclosures about an entity’s income tax including requiring consistent categories, greater disaggregation of the information included in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. We are currently assessing the impact of this new standard on our income tax disclosures and expect to provide additional detail and disclosures under this new guidance.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU primarily provides enhanced disclosures about the components of expenses within the income statement including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this update, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently assessing the impact of this new standard on our disclosures and expect to provide additional detail and disclosures under this new guidance.

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

As of April 1, 2025 and December 31, 2024, we had no outstanding borrowings under the credit facility and had $296.8 million of availability, net of $3.2 million of outstanding letters of credit.

The interest rate for the credit facility as of April 1, 2025 and March 26, 2024 was 5.37% and 6.20%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of April 1, 2025.

As further discussed in note 13, subsequent to the end of the quarter, we entered into a new credit agreement that supersedes and replaces the credit facility.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended
	April 1, 2025	March 26, 2024
Restaurant and other sales	$1,440,342	$1,314,152
Royalties	6,778	6,848
Franchise fees	528	217
Total revenue	$1,447,648	$1,321,217

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended
	April 1, 2025	March 26, 2024
Beginning balance	$401,198	$373,913
Gift card activations, net of third-party fees	57,381	56,239
Gift card redemptions and breakage	(162,827)	(163,670)
Ending balance	$295,752	$266,482

We recognized restaurant sales of $139.2 million for the 13 weeks ended April 1, 2025 related to amounts in deferred revenue as of December 31, 2024. We recognized restaurant sales of $137.9 million for the 13 weeks ended March 26, 2024 related to amounts in deferred revenue as of December 26, 2023.

(5) Income Taxes

The effective tax rate was 14.8% and 13.9% for the 13 weeks ended April 1, 2025 and March 26, 2024, respectively. The increase in the tax rate for the 13 weeks ended April 1, 2025 as compared to the prior year period, was primarily due to a decrease in the impact of the FICA tip tax credit.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at April 1, 2025 and December 31, 2024 was $219.6 million and $243.6 million, respectively.

As of April 1, 2025 and December 31, 2024, we were contingently liable for $9.2 million and $9.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of April 1, 2025 and December 31, 2024, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 weeks ended April 1, 2025 and March 26, 2024, we bought our beef primarily from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. We have no material minimum purchase commitments with our vendors that extend beyond a year.

Occasionally, we are a defendant in litigation arising in the ordinary course of business, including "slip and fall" matters, employment related claims, dram shop statutes related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health, or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material adverse effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

(7)   Acquisitions

During the 13 weeks ended April 1, 2025, we completed the acquisition of 14 domestic franchise Texas Roadhouse restaurants. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $78.3 million, net of cash acquired.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid for these acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for measurement-period adjustments through April 1, 2025.

Inventory	$794
Property and equipment	14,595
Operating lease right-of-use assets	37,196
Goodwill	49,237
Intangible assets	16,780
Other assets	439
Deferred revenue-gift cards	(1,768)
Current portion of operating lease liabilities	(1,306)
Operating lease liabilities, net of current portion	(37,670)
$78,297

The aggregate purchase price is preliminary as we are finalizing working capital adjustments. Intangible assets represent reacquired franchise rights which are being amortized over a weighted-average useful life of 4.1 years. We expect all of the goodwill will be deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

Pro forma financial detail and operating results have not been presented as the results of the acquired restaurants are not material to our unaudited condensed consolidated financial position, results of operations, or cash flows.

(8)   Related Party Transactions

As of April 1, 2025 and March 26, 2024, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. We recognized revenue of $0.5 million for both of the 13 weeks ended April 1, 2025 and March 26, 2024 related to the four franchise restaurants.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding as presented in the accompanying unaudited condensed consolidated statements of income:

	13 Weeks Ended
	April 1, 2025	March 26, 2024
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$113,662	$113,206
Basic EPS:
Weighted-average common shares outstanding	66,485	66,843
Basic EPS	$1.71	$1.69
Diluted EPS:
Weighted-average common shares outstanding	66,485	66,843
Dilutive effect of nonvested stock units	229	262
Shares-diluted	66,714	67,105
Diluted EPS	$1.70	$1.69

(10) Fair Value Measurements

At April 1, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. There were no transfers among levels within the fair value hierarchy during the 13 weeks ended April 1, 2025.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	April 1, 2025	December 31, 2024
Deferred compensation plan—assets	1	$106,578	$101,071
Deferred compensation plan—liabilities	1	$(106,578)	$(101,071)

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

(11) Stock Repurchase Programs

On February 19, 2025, our Board of Directors (the "Board") approved a stock repurchase program under which we may repurchase up to $500.0 million of our common stock. This new stock repurchase program commenced on February 24, 2025, has no expiration date, and replaced a previous stock repurchase program which was approved on March 17, 2022 that authorized the Company to repurchase up to $300.0 million of our common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases are determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions, and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as applicable.

For the 13 weeks ended April 1, 2025, we paid $50.2 million, excluding excise taxes, to repurchase 281,091 shares of our common stock. This includes $30.0 million repurchased under our prior authorization and $20.2 million repurchased under our current authorization. For the 13 weeks ended March 26, 2024, we paid $8.9 million, excluding excise taxes, to repurchase 60,262 shares of our common stock. As of April 1, 2025, $479.8 million remained under our authorized stock repurchase program.

(12) Segment Information

Our chief operating decision maker (the "CODM") is the Chief Executive Officer. The CODM assesses the performance of the business and allocates resources at the concept level and as a result we have identified Texas Roadhouse, Bubba's 33, Jaggers, and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba's 33. The Texas Roadhouse reportable segment includes the results of our company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, corporate-related assets, depreciation and amortization, and capital expenditures are also included in Other.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended April 1, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,352,219	$79,618	$8,505	$1,440,342
Restaurant operating costs (excluding depreciation and amortization):
Food and Beverage	465,956	22,350	2,685	490,991
Labor	448,688	28,539	2,748	479,975
Rent	20,191	2,035	251	22,477
Other Operating	192,099	13,912	1,604	207,615
Restaurant margin	$225,285	$12,782	$1,217	$239,284

Depreciation and amortization	$40,222	$4,307	$4,271	$48,800
Segment assets	2,488,061	270,132	432,940	3,191,133
Capital expenditures	61,343	12,959	3,087	77,389

	For the 13 Weeks Ended March 26, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,236,138	$70,650	$7,364	$1,314,152
Restaurant operating costs (excluding depreciation and amortization):
Food and Beverage	423,168	19,622	2,301	445,091
Labor	399,939	25,306	2,302	427,547
Rent	17,410	1,814	201	19,425
Other Operating	180,408	11,738	1,496	193,642
Restaurant margin	$215,213	$12,170	$1,064	$228,447

Depreciation and amortization	$34,756	$3,867	$2,870	$41,493
Segment assets	2,204,474	235,737	390,190	2,830,401
Capital expenditures	67,830	7,960	1,882	77,672

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended
	April 1, 2025	March 26, 2024
Restaurant margin	$239,284	$228,447

Add:
Royalties and franchise fees	7,306	7,065

Less:
Pre-opening	6,812	8,095
Depreciation and amortization	48,800	41,493
Impairment and closure, net	28	201
General and administrative	56,217	52,595
Income from operations	$134,733	$133,128

(13) Subsequent Event

On April 24, 2025, we entered into an agreement for a new revolving credit facility (the "new credit facility") with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. This new credit facility supersedes and replaces our previous credit facility.

The new credit facility is a five-year, unsecured, revolving credit facility under which the Company can borrow up to $450.0 million with the option to increase by an additional $250.0 million, subject to certain limitations, including approval by the syndicate of lenders. The new credit facility has a maturity date of April 24, 2030.

Under the new credit facility, we are required to pay interest on outstanding borrowings at SOFR, plus a fixed adjustment of 0.10% and a variable adjustment of 1.00% to 1.75% depending on our consolidated net leverage ratio.

The lenders’ obligation to extend credit pursuant to the new credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. The new credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth.

At the time of execution of the credit agreement, we had no outstanding borrowings under the previous credit facility nor did we borrow on the new credit facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates, and projections about our industry and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties, and other factors that may affect our business, results of operations, or financial condition.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 792 restaurants in 49 states, one U.S. territory, and ten foreign countries. As of April 1, 2025, our 792 restaurants included:

●	688 company restaurants, of which 669 were wholly-owned and 19 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income. Of the 688 company restaurants, we operated 629 as Texas Roadhouse restaurants, 50 as Bubba’s 33 restaurants, and nine as Jaggers restaurants.

●	104 franchise restaurants, of which we have a 5.0% to 10.0% ownership interest in 20. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income. Of the 104 franchise restaurants, 42 were domestic Texas Roadhouse restaurants, four were domestic Jaggers restaurants, 57 were international Texas Roadhouse restaurants, including one restaurant in a U.S. territory, and one was an international Jaggers restaurant.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the equity interests in 17 of the 19 majority-owned company restaurants and 41 of the 46 systemwide domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended April 1, 2025 and March 26, 2024, are referred to as Q1 2025 and Q1 2024, respectively. Fiscal year 2025 will be 52 weeks in length, with the quarters 13 weeks in length. Fiscal year 2024 was 53 weeks in length, with the fourth quarter 14 weeks in length.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

●	Comparable Restaurant Sales. Comparable restaurant sales reflect the change in sales for all company restaurants across all concepts, unless otherwise noted, over the comparable period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period, if applicable. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold, and the mix of dine-in versus to-go sales can affect the per person average check amount.

●	Average Unit Volume. Average unit volume represents the average quarterly, year-to-date, or annual restaurant sales for Texas Roadhouse and Bubba’s 33 restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period, if applicable. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales growth levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales growth levels higher than the company average.

●	Store Weeks and New Restaurant Openings. Store weeks represent the number of weeks that all company restaurants across all concepts, unless otherwise noted, were open during the reporting period. Store weeks include weeks in which a restaurant is temporarily closed. Store week growth is driven by new restaurant openings and franchise acquisitions. New restaurant openings reflect the number of restaurants opened during a particular fiscal period, excluding store relocations. We consider store openings that occur simultaneously with a store closure in the same trade area to be a relocation.

●	Restaurant Margin. Restaurant margin (in dollars, as a percentage of restaurant and other sales, and per store week) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income from operations. This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded. Restaurant margin is widely regarded as a useful metric by which to evaluate core restaurant-level operating efficiency and performance over various reporting periods on a consistent basis.

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

Other Key Definitions

●	Restaurant and Other Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in our unaudited condensed consolidated statements of income. Other sales primarily include the net impact of the amortization of third-party gift card fees and gift card breakage income and content revenue related to our tabletop kiosk devices.
●	Royalties and Franchise Fees. Royalties consist of franchise royalties, as defined in our franchise agreement, paid to us by our domestic and international franchisees, as well as royalties related to our royalty-based retail products. Domestic and international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.

●	Food and Beverage Costs. Food and beverage costs consist of the costs of raw materials and ingredients used in the preparation of food and beverage products sold in our company restaurants. Approximately half of our food and beverage costs relate to beef.

●	Restaurant Labor Expenses. Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners. These profit sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

●	Restaurant Rent Expense. Restaurant rent expense includes all rent, except pre-opening rent, associated with the leasing of real estate and includes base, percentage, and straight-line rent expense.

●	Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are supplies, profit sharing incentive compensation for our restaurant managing partners and market partners, utilities, credit card fees, general liability insurance, advertising, repairs and maintenance, property taxes, and outside services.

●	Pre-opening Expenses. Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of a new or relocated restaurant and consist principally of opening and training team compensation and benefits, travel expenses, rent, food, beverage, and other initial supplies and expenses. The majority of pre-opening costs incurred relate to the hiring and training of employees due to the significant investment we make in training our people. Pre-opening costs vary by location depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open each restaurant.

●	Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of fixed assets and amortization of intangibles with definite lives, substantially all of which relate to restaurant-level assets.

●	Impairment and Closure Costs, Net. Impairment and closure costs, net include any impairment of long-lived assets, including property and equipment, operating lease right-of-use assets, and goodwill, and expenses associated with the closure of a restaurant. Closure costs also include any gains or losses associated with a relocated restaurant or the sale of a closed restaurant and/or assets held for sale as well as costs associated with closed or relocated restaurants.

●	General and Administrative Expenses. General and administrative expenses comprise expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. This includes salary, incentive-based, and share-based compensation expense related to executive officers and Support Center employees, salary and share-based compensation expense related to market partners, software hosting fees, professional fees, group insurance, and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

●	Interest Income, Net. Interest income, net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees, as applicable.

●	Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of April 1, 2025, and March 26, 2024, we owned a 5.0% to 10.0% equity interest in 20 domestic franchise restaurants.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 19 and 20 majority-owned restaurants as of April 1, 2025 and March 26, 2024, respectively.

Q1 2025 Financial Highlights

Total revenue increased $126.4 million or 9.6% to $1,447.6 million in Q1 2025 compared to $1,321.2 million in Q1 2024 primarily due to an increase in store weeks and comparable restaurant sales. Store weeks and comparable restaurant sales increased 7.1% and 3.5%, respectively, at company restaurants in Q1 2025 compared to Q1 2024. The increase in store weeks was due to the acquisition of franchise restaurants and new store openings. The increase in comparable restaurant sales was due to an increase in our per person average check along with an increase in guest traffic.

Net income increased $0.5 million or 0.4% to $113.7 million in Q1 2025 compared to $113.2 million in Q1 2024 primarily due to higher restaurant margin dollars, as described below, partially offset by higher depreciation and amortization expenses and higher general and administrative expenses. Diluted earnings per share increased 1.0% to $1.70 in Q1 2025 from $1.69 in Q1 2024 due to the increase in net income and the impact of share repurchases.

Restaurant margin dollars increased $10.8 million or 4.7% to $239.3 million in Q1 2025 compared to $228.4 million in Q1 2024 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 16.6% in Q1 2025 compared to 17.4% in Q1 2024. The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to commodity inflation of 2.1% and wage and other labor inflation of 4.6% partially offset by higher sales.

In addition, during the 13 weeks ended April 1, 2025, capital allocation spend included capital expenditures of $77.4 million, franchise acquisitions of $78.3 million, dividends of $45.2 million, and repurchases of common stock of $50.2 million.

Results of Operations

(in thousands)

	13 Weeks Ended
	April 1, 2025		March 26, 2024
	$	%	$	%
Condensed Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,440,342	99.5	1,314,152	99.5
Royalties and franchise fees	7,306	0.5	7,065	0.5
Total revenue	1,447,648	100.0	1,321,217	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	490,991	34.1	445,091	33.9
Labor	479,975	33.3	427,547	32.5
Rent	22,477	1.6	19,425	1.5
Other operating	207,615	14.4	193,642	14.7
(As a percentage of total revenue)
Pre-opening	6,812	0.5	8,095	0.6
Depreciation and amortization	48,800	3.4	41,493	3.1
Impairment and closure, net	28	NM	201	NM
General and administrative	56,217	3.9	52,595	4.0
Total costs and expenses	1,312,915	90.7	1,188,089	89.9
Income from operations	134,733	9.3	133,128	10.1
Interest income, net	1,301	0.1	1,408	0.1
Equity income from investments in unconsolidated affiliates	225	NM	257	NM
Income before taxes	136,259	9.4	134,793	10.2
Income tax expense	20,200	1.4	18,803	1.4
Net income including noncontrolling interests	116,059	8.0	115,990	8.8
Net income attributable to noncontrolling interests	2,397	0.2	2,784	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	113,662	7.9	113,206	8.6

NM — Not meaningful

Reconciliation of Income from Operations to Restaurant Margin
($ In thousands, except restaurant margin $ per store week)
	13 Weeks Ended
	April 1, 2025	March 26, 2024
Income from operations	$134,733	$133,128

Less:
Royalties and franchise fees	7,306	7,065

Add:
Pre-opening	6,812	8,095
Depreciation and amortization	48,800	41,493
Impairment and closure, net	28	201
General and administrative	56,217	52,595
Restaurant margin	$239,284	$228,447

Restaurant margin $/store week	$26,977	$27,577
Restaurant margin (as a percentage of restaurant and other sales)	16.6%	17.4%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 31, 2024	784	721	49	14
Company openings	8	7	1	—
Franchise openings - Domestic	—	—	—	—
Franchise openings - International	—	—	—	—
Balance at April 1, 2025	792	728	50	14

	April 1, 2025	March 26, 2024
Company - Texas Roadhouse	629	591
Company - Bubba's 33	50	45
Company - Jaggers	9	8
Total company	688	644

Franchise - Texas Roadhouse - Domestic	42	56
Franchise - Jaggers - Domestic	4	3
Franchise - Texas Roadhouse - International (1)	57	50
Franchise - Jaggers - International	1	-
Total franchise	104	109

Total	792	753
(1)	Includes a U.S. territory.

Q1 2025 compared to Q1 2024

Restaurant and Other Sales

Restaurant and other sales increased 9.6% in Q1 2025 compared to Q1 2024. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2025	Q1 2024
Company Restaurants:
Increase in store weeks	7.1%	4.9%
Increase in average unit volume (1)	2.4%	7.7%
Other (2)	0.1%	—%
Total increase in restaurant sales	9.6%	12.6%
Other sales	—%	—%
Total increase in restaurant and other sales	9.6%	12.6%

Store weeks	8,870	8,284
Comparable restaurant sales	3.5%	8.4%

Texas Roadhouse restaurants:
Store weeks	8,111	7,595
Comparable restaurant sales	3.5%	8.7%
Average unit volume (in thousands) (1)	$2,182	$2,126

Weekly sales by group:
Comparable restaurants (580 and 549 units)	$169,279	$164,332
Average unit volume restaurants (28 and 17 units)	$138,192	$156,114
Restaurants less than six months old (21 and 25 units)	$157,237	$149,400

Bubba's 33 restaurants:
Store weeks	642	585
Comparable restaurant sales	3.9%	3.5%
Average unit volume (in thousands) (1)	$1,592	$1,541

Weekly sales by group:
Comparable restaurants (41 and 37 units)	$123,117	$121,086
Average unit volume restaurants (7 and 4 units)	$118,709	$100,079
Restaurants less than six months old (2 and 4 units)	$145,011	$135,977
(1)	Average unit volume includes restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

(2)	Includes the impact of the year-over-year change in sales volume of all Jaggers restaurants, along with Texas Roadhouse and Bubba’s 33 restaurants open less than six months before the beginning of the period measured and, if applicable, the impact of restaurants permanently closed during the period.

The increase in restaurant sales for Q1 2025 was primarily due to an increase in store weeks and an increase in comparable restaurant sales. The increase in store weeks was driven by the acquisition of franchise restaurants and new store openings. The increase in comparable restaurant sales was driven by an increase in our per person average check along with an increase in guest traffic counts as shown in the table below.

	Q1 2025	Q1 2024
Guest traffic counts	1.1%	4.3%
Per person average check	2.4%	4.1%
Comparable restaurant sales growth	3.5%	8.4%

To-go sales as a percentage of restaurant sales were 13.6% in Q1 2025 compared to 13.1% in Q1 2024.

Per person average check includes the benefit of menu price increases of approximately 2.2% and 0.9% implemented in Q2 2024 and Q4 2024, respectively. In addition, we implemented a menu price increase of approximately 1.4% in April 2025.

In Q1 2025, we opened seven Texas Roadhouse company restaurants and one Bubba’s 33 company restaurant. In 2025, we expect store week growth of approximately 5% across all concepts, including a benefit of 2% from the acquisition of 14 domestic franchise restaurants in Q1 2025, offset by the lapping of the additional week in 2024.

Other sales primarily include the net impact of the amortization of third-party gift card fees and gift card breakage income and content revenue related to our tabletop kiosk devices. The net impact of these amounts was a $6.1 million reduction to other sales in both Q1 2025 and Q1 2024.

Royalties and Franchise Fees

Royalties and franchise fees increased by $0.2 million or 3.4% in Q1 2025 compared to Q1 2024. The increase was due to increased royalties related to our royalty-based retail products and comparable franchise restaurant sales growth partially offset by decreased royalties related to the franchise stores that were acquired.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 34.1% in Q1 2025 compared to 33.9% in Q1 2024. The increase was primarily driven by commodity inflation of 2.1%, primarily driven by higher beef costs, partially offset by the benefit of a higher average guest check.

In 2025, we expect commodity inflation of approximately 4%, including the estimated impact of tariffs, with prices locked for approximately 50% of our remaining forecasted costs and the remainder subject to floating market rates.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 33.3% in Q1 2025 compared to 32.5% in Q1 2024. The increase was primarily driven by wage and other labor inflation of 4.6% partially offset by the benefit of a higher average guest check. Wage and other labor inflation was driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people.

In 2025, we expect our labor costs will continue to be pressured by wage and other labor inflation of 4% to 5%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, increased to 1.6% in Q1 2025 compared to 1.5% in Q1 2024. In Q1 2025, higher rent expense at our recently acquired restaurants and newer restaurants was partially offset by the increase in average unit volume.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.4% in Q1 2025 compared to 14.7% in Q1 2024. The decrease in Q1 2025 was driven by a decrease in general liability insurance expense of $3.3 million, as compared to the prior year period, lower incentive compensation expense, and the increase in average unit volume partially offset by an increase in utilities expense and an increase in credit card fee expense.

Pre-opening Expenses

Pre-opening expenses were $6.8 million in Q1 2025 compared to $8.1 million in Q1 2024. Pre-opening costs will fluctuate from quarter to quarter based on specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses

Depreciation and amortization expense, as a percentage of total revenue, increased to 3.4% in Q1 2025 compared to 3.1% in Q1 2024. The increase in Q1 2025 was driven by an increase in depreciation expense at our newer restaurants and an increase in intangible asset amortization expense related to the acquisition of 14 franchise restaurants partially offset by the increase in average unit volume.

Impairment and Closure Costs, Net

Impairment and closure costs, net was not significant in Q1 2025 and was $0.2 million in Q1 2024. In Q1 2024, impairment and closure costs, net included closure costs related to a relocated restaurant.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, decreased to 3.9% in Q1 2025 compared to 4.0% in Q1 2024. In Q1 2025, the increase in average unit volume and lower incentive compensation expense were partially offset by higher restricted stock expense due to the long-term grant of performance based restricted stock to our executive team and a shift in the timing of our restricted stock grants from quarterly to annually.

Interest Income, Net

Interest income, net was $1.3 million and $1.4 million in Q1 2025 and Q1 2024, respectively. The decrease in Q1 2025 was driven by decreased earnings on our cash and cash equivalents.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $0.2 million in Q1 2025 compared to $0.3 million Q1 2024. The decrease in Q1 2025 was driven by decreased earnings on these affiliates.

Income Tax Expense

Our effective tax rate was 14.8% in Q1 2025 compared to 13.9% in Q1 2024. The increase in the tax rate in Q1 2025, as compared to Q1 2024, was primarily due to a decrease in the impact of the FICA tip tax credit.

In 2025, we expect an effective tax rate of 15% to 16% based on forecasted operating results.

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba's 33, Jaggers, and our retail initiatives as separate operating segments. Our reportable segments are Texas Roadhouse and Bubba's 33. The Texas Roadhouse reportable segment includes the results of our company Texas Roadhouse restaurants and domestic and international franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our domestic company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, corporate-related assets, depreciation and amortization, and capital expenditures are also included in Other.

The CODM uses restaurant margin as the primary measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin is used by our CODM to evaluate core restaurant-level operating efficiency and performance, assist in the evaluation of operating trends over time, and in making capital allocation decisions. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section above.

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	April 1, 2025		March 26, 2024
Texas Roadhouse	$225,285	16.7%	$215,213	17.4%
Bubba's 33	12,782	16.1	12,170	17.2
Other	1,217	14.3	1,064	14.4
Total	$239,284	16.6%	$228,447	17.4%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $10.1 million or 4.7% in Q1 2025. The increase was due to higher sales partially offset by commodity inflation and wage and other labor inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 16.7% in Q1 2025 from 17.4% in Q1 2024. Restaurant margin percentage was primarily impacted by commodity inflation and wage and other labor inflation which were partially offset by higher sales.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $0.6 million or 5.0% in Q1 2025. The increase was due to higher sales partially offset by commodity inflation and an increase in general liability insurance expense, utilities expense, and supplies expense. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 16.1% in Q1 2025 from 17.2% in Q1 2024. Restaurant margin percentage was primarily impacted by the increased expenses noted above, which were partially offset by higher sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	13 Weeks Ended
	April 1, 2025	March 26, 2024
Net cash provided by operating activities	$237,740	$243,439
Net cash used in investing activities	(155,557)	(74,692)
Net cash used in financing activities	(106,323)	(59,565)
Net (decrease) increase in cash and cash equivalents	$(24,140)	$109,182

Net cash provided by operating activities was $237.7 million in Q1 2025 compared to $243.4 million in Q1 2024. This decrease was primarily due to an unfavorable change in working capital partially offset by an increase in depreciation and amortization expense.

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

Net cash used in investing activities was $155.6 million in Q1 2025 compared to $74.7 million in Q1 2024. The increase was primarily due to the acquisition of 14 franchise restaurants in Q1 2025.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants, and the acquisition of franchise restaurants, as applicable. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of April 1, 2025, we had developed 154 of the 688 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	13 Weeks Ended
	April 1, 2025	March 26, 2024
New company restaurants	$36,877	$42,563
Refurbishment or expansion of existing restaurants	24,467	29,269
Relocation of existing restaurants	13,864	4,220
Capital expenditures related to Support Center office	2,181	1,620
Total capital expenditures	$77,389	$77,672

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

Net cash used in financing activities was $106.3 million in Q1 2025 compared to $59.6 million in Q1 2024. The increase is primarily due to an increase in share repurchases and an increase in our quarterly dividend payment in Q1 2025.

On February 19, 2025, our Board approved the payment of a quarterly cash dividend of $0.68 per share of common stock compared to the quarterly dividend of $0.61 per share of common stock declared in 2024. The payment of quarterly dividends totaled $45.2 million and $40.8 million in Q1 2025 and Q1 2024, respectively.

On May 7, 2025, our Board approved the payment of the Q2 2025 cash dividend of $0.68 per share of common stock. This payment will be distributed on July 1, 2025, to shareholders of record at the close of business on June 3, 2025.

On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500.0 million of our common stock. This stock repurchase program has no expiration date and replaces the previous stock repurchase program which was approved in 2022.

During Q1 2025, we paid $50.2 million, excluding excise taxes, to repurchase 281,091 shares of our common stock. This includes $30.0 million repurchased under our prior authorization and $20.2 million repurchased under our current authorization. During Q1 2024, we paid $8.9 million, excluding excise taxes, to repurchase 60,262 shares of our common stock. As of April 1, 2025, $479.8 million remained under our authorized stock repurchase program.

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

As of April 1, 2025 and December 31, 2024, we had no outstanding borrowings under the credit facility and had $296.8 million of availability, net of $3.2 million of outstanding letters of credit, respectively.

The interest rate for the credit facility as of April 1, 2025 and March 26, 2024 was 5.37% and 6.20%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of April 1, 2025.

On April 24, 2025, we entered into an agreement for a new revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. This new credit facility supersedes and replaces our previous credit facility.

The new credit facility is a five-year, unsecured, revolving credit facility under which the Company can borrow up to $450.0 million with the option to increase by an additional $250.0 million, subject to certain limitations, including approval by the syndicate of commercial lenders. The new credit facility has a maturity date of April 24, 2030. At the time of execution of the credit agreement, we had no outstanding borrowings under the previous credit facility nor did we borrow on the new credit facility.

Guarantees

As of April 1, 2025 and December 31, 2024, we were contingently liable for $9.2 million and $9.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of April 1, 2025 and December 31, 2024 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk appears in our Annual Report on Form 10-K for the year ended December 31, 2024 in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk. There have been no material changes in market risk previously disclosed in our Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 1, 2025.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended April 1, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 6 to the Condensed Consolidated Financial Statements appearing in Part 1, Item 1 of this report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading "Special Note Regarding Forward-looking Statements" and in the Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2008, our Board approved our first stock repurchase program. From inception through April 1, 2025, we have paid $813.4 million through our authorized stock repurchase programs to repurchase 22,239,221 shares of our common stock at an average price per share of $36.58. On February 19, 2025, our Board approved a stock repurchase program under which we may repurchase up to $500.0 million of our common stock. This new stock repurchase program commenced on February 24, 2025, has no expiration date, and replaces the previous stock repurchase program which was approved on March 17, 2022 with respect to the repurchase of up to $300.0 million of common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act, as applicable.

For the 13 weeks ended April 1, 2025, we paid $50.2 million to repurchase 281,091 shares of our common stock. This includes $30.0 million repurchased under our prior authorization and $20.2 million under our current authorization. As of April 1, 2025, $479.8 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
January 1 to January 28	141,610	$179.97	141,610	$11,610,896
January 29 to February 25	36,358	$179.17	36,358	$498,000,057
February 26 to April 1	103,123	$176.02	103,123	$479,848,859
Total	281,091		281,091

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the 13 weeks ended April 1, 2025, no executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Credit Agreement, dated as of April 24, 2025 by and among Texas Roadhouse, Inc., and the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 24, 2025)

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

TEXAS ROADHOUSE, INC.

Date: May 9, 2025	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ D. CHRISTOPHER MONROE
D. Christopher Monroe
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2025	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich
Vice President of Finance
(Principal Accounting Officer)