Form 10-Q
period 2025-07-01
Texas Roadhouse, Inc.
filed 2025-08-08
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2025

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

The number of shares of common stock outstanding were 66,450,612 on July 30, 2025.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	July 1, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$176,801	$245,225
Receivables, net of allowance for doubtful accounts of $11 at July 1, 2025 and $7 at December 31, 2024	65,011	193,170
Inventories, net	45,731	40,756
Prepaid expenses and other current assets	36,885	37,417
Total current assets	324,428	516,568
Property and equipment, net of accumulated depreciation of $1,293,697 at July 1, 2025 and $1,223,064 at December 31, 2024	1,714,551	1,617,673
Operating lease right-of-use assets, net	831,725	769,865
Goodwill	229,944	169,684
Intangible assets, net of accumulated amortization of $26,517 at July 1, 2025 and $23,147 at December 31, 2024	14,676	1,265
Other assets	139,952	115,724
Total assets	$3,255,276	$3,190,779
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$30,545	$28,172
Accounts payable	146,883	144,791
Deferred revenue-gift cards	277,293	401,198
Accrued wages	91,881	101,981
Income taxes payable	71	2,986
Accrued taxes and licenses	49,509	56,824
Other accrued liabilities	117,327	92,178
Total current liabilities	713,509	828,130
Operating lease liabilities, net of current portion	892,361	826,300
Restricted stock and other deposits	9,403	9,288
Deferred tax liabilities, net	1,717	8,184
Other liabilities	172,064	145,154
Total liabilities	1,789,054	1,817,056
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,450,572 and 66,574,626 shares issued and outstanding at July 1, 2025 and December 31, 2024, respectively)	66	67
Retained earnings	1,450,728	1,358,280
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,450,794	1,358,347
Noncontrolling interests	15,428	15,376
Total equity	1,466,222	1,373,723
Total liabilities and equity	$3,255,276	$3,190,779

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2025	June 25, 2024	July 1, 2025	June 25, 2024
Revenue:
Restaurant and other sales	$1,503,974	$1,333,642	$2,944,316	$2,647,794
Royalties and franchise fees	8,080	7,560	15,386	14,625
Total revenue	1,512,054	1,341,202	2,959,702	2,662,419
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	511,324	436,001	1,002,315	881,092
Labor	495,049	438,212	975,024	865,759
Rent	23,028	19,956	45,505	39,381
Other operating	217,230	196,862	424,845	390,504
Pre-opening	5,464	6,202	12,276	14,297
Depreciation and amortization	50,744	42,915	99,544	84,408
Impairment and closure, net	111	90	139	291
General and administrative	62,763	58,148	118,980	110,743
Total costs and expenses	1,365,713	1,198,386	2,678,628	2,386,475
Income from operations	146,341	142,816	281,074	275,944
Interest income, net	1,044	1,683	2,345	3,091
Equity income from investments in unconsolidated affiliates	1,426	286	1,651	543
Income before taxes	$148,811	$144,785	$285,070	$279,578
Income tax expense	22,118	21,710	42,318	40,513
Net income including noncontrolling interests	126,693	123,075	$242,752	$239,065
Less: Net income attributable to noncontrolling interests	2,608	2,934	5,005	5,718
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$124,085	$120,141	$237,747	$233,347

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.87	$1.80	$3.58	$3.49
Diluted	$1.86	$1.79	$3.57	$3.48
Weighted average shares outstanding:
Basic	66,373	66,785	66,429	66,814
Diluted	66,598	67,044	66,656	67,077
Cash dividends declared per share	$0.68	$0.61	$1.36	$1.22

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended July 1, 2025
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, April 1, 2025	66,403,351	$66	$—	$1,380,055	$1,380,121	$15,428	$1,395,549
Net income	—	—	—	124,085	124,085	2,608	126,693
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,608)	(2,608)
Dividends declared ($0.68 per share)	—	—	—	(45,121)	(45,121)	—	(45,121)
Shares issued under share-based compensation plans including tax effects	158,435	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(49,516)	—	(9,059)	—	(9,059)	—	(9,059)
Repurchase of shares of common stock, including excise tax as applicable	(61,698)	—	(1,640)	(8,291)	(9,931)	—	(9,931)
Share-based compensation	—	—	10,699	—	10,699	—	10,699
Balance, July 1, 2025	66,450,572	$66	$—	$1,450,728	$1,450,794	$15,428	$1,466,222

	For the 13 Weeks Ended June 25, 2024
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, March 26, 2024	66,846,291	$67	$—	$1,207,119	$1,207,186	$15,930	$1,223,116
Net income	—	—	—	120,141	120,141	2,934	123,075
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,922)	(2,922)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(3,274)	—	(3,274)	(888)	(4,162)
Dividends declared ($0.61 per share)	—	—	—	(40,718)	(40,718)	—	(40,718)
Shares issued under share-based compensation plans including tax effects	63,525	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(19,514)	—	(3,356)	—	(3,356)	—	(3,356)
Repurchase of shares of common stock, including excise tax as applicable	(162,404)	—	(2,225)	(23,973)	(26,198)	—	(26,198)
Share-based compensation	—	—	8,855	—	8,855	—	8,855
Balance, June 25, 2024	66,727,898	$67	$—	$1,262,569	$1,262,636	$15,054	$1,277,690

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 26 Weeks Ended July 1, 2025
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 31, 2024	66,574,626	$67	$—	$1,358,280	$1,358,347	$15,376	$1,373,723
Net income	—	—	—	237,747	237,747	5,005	242,752
Distributions to noncontrolling interest holders	—	—	—	—	—	(4,953)	(4,953)
Dividends declared ($1.36 per share)	—	—	—	(90,292)	(90,292)	—	(90,292)
Shares issued under share-based compensation plans including tax effects	318,947	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(100,212)	—	(18,083)	—	(18,083)	—	(18,083)
Repurchase of shares of common stock, including excise taxes	(342,789)	(1)	(5,166)	(55,007)	(60,174)	—	(60,174)
Share-based compensation	—	—	23,249	—	23,249	—	23,249
Balance, July 1, 2025	66,450,572	$66	$—	$1,450,728	$1,450,794	$15,428	$1,466,222

	For the 26 Weeks Ended June 25, 2024
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 26, 2023	66,789,464	$67	$—	$1,141,595	$1,141,662	$15,849	$1,157,511
Net income	—	—	—	233,347	233,347	5,718	239,065
Distributions to noncontrolling interest holders	—	—	—	—	—	(5,625)	(5,625)
Acquisition of noncontrolling interest	—	—	(3,274)	—	(3,274)	(888)	(4,162)
Dividends declared ($1.22 per share)	—	—	—	(81,509)	(81,509)	—	(81,509)
Shares issued under share-based compensation plans including tax effects	234,784	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(73,684)	—	(10,829)	—	(10,829)	—	(10,829)
Repurchase of shares of common stock, including excise tax as applicable	(222,666)	—	(4,275)	(30,864)	(35,139)	—	(35,139)
Share-based compensation	—	—	18,378	—	18,378	—	18,378
Balance, June 25, 2024	66,727,898	$67	$—	$1,262,569	$1,262,636	$15,054	$1,277,690

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	July 1, 2025	June 25, 2024
Cash flows from operating activities:
Net income including noncontrolling interests	$242,752	$239,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,544	84,408
Deferred income taxes	(6,467)	(4,254)
Loss on disposition of assets	3,475	1,646
Impairment and closure costs	39	26
Equity income from investments in unconsolidated affiliates	(1,651)	(543)
Distributions of income received from investments in unconsolidated affiliates	605	541
Provision for doubtful accounts	4	(8)
Share-based compensation expense	23,249	18,378
Changes in operating working capital, net of acquisitions:
Receivables	128,182	106,883
Inventories	(4,029)	(2,879)
Prepaid expenses and other current assets	5,452	9,138
Other assets	(21,682)	(10,377)
Accounts payable	1,323	11,293
Deferred revenue—gift cards	(125,806)	(123,428)
Accrued wages	(10,162)	16,858
Prepaid income taxes and income taxes payable	(6,622)	9,220
Accrued taxes and licenses	(7,231)	3,338
Other accrued liabilities	13,870	(3,540)
Operating lease right-of-use assets and lease liabilities	4,226	3,515
Other liabilities	26,909	18,067
Net cash provided by operating activities	365,980	377,347
Cash flows from investing activities:
Capital expenditures—property and equipment	(169,912)	(155,478)
Acquisitions of franchise restaurants, net of cash acquired	(93,878)	—
Proceeds from sale of investments in unconsolidated affiliates	1,321	—
Proceeds from sale of property and equipment	135	197
Proceeds from sale leaseback transactions	2,807	9,126
Net cash used in investing activities	(259,527)	(146,155)
Cash flows from financing activities:
Debt issuance costs	(1,525)	—
Distributions to noncontrolling interest holders	(4,953)	(5,625)
Acquisitions of noncontrolling interests	—	(5,279)
Proceeds from restricted stock and other deposits, net	390	397
Indirect repurchase of shares for minimum tax withholdings	(18,083)	(10,829)
Repurchase of shares of common stock, including excise taxes as applicable	(60,414)	(35,139)
Dividends paid to shareholders	(90,292)	(81,509)
Net cash used in financing activities	(174,877)	(137,984)
Net (decrease) increase in cash and cash equivalents	(68,424)	93,208
Cash and cash equivalents—beginning of period	245,225	104,246
Cash and cash equivalents—end of period	$176,801	$197,454
Supplemental disclosures of cash flow information:
Interest paid	$447	$454
Income taxes paid	$54,936	$35,768
Capital expenditures included in current liabilities	$45,186	$35,565

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of July 1, 2025 and December 31, 2024 and for the 13 and 26 weeks ended July 1, 2025 and June 25, 2024.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of July 1, 2025, we owned and operated 695 restaurants and franchised an additional 102 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 102 franchise restaurants, there were 44 domestic restaurants and 58 international restaurants, including one in a U.S. territory. As of June 25, 2024, we owned and operated 650 restaurants and franchised an additional 112 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 112 franchise restaurants, there were 59 domestic restaurants and 53 international restaurants, including one in a U.S. territory.

As of July 1, 2025 and June 25, 2024, we owned a majority interest in 19 company restaurants. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income.

As of July 1, 2025 and June 25, 2024, we owned a 5.0% to 10.0% equity interest in 17 and 20 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates under equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our unaudited condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 and 26 weeks ended July 1, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2) Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily provides enhanced disclosures about an entity’s income tax including requiring consistent categories, greater disaggregation of the information included in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied on a prospective or retrospective basis. We are currently assessing the impact of this new standard on our income tax disclosures and expect to provide additional detail and disclosures under this new guidance.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU primarily provides enhanced disclosures about the components of expenses within the income statement including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this update, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied on a prospective or retrospective basis. We are currently assessing the impact of this new standard on our disclosures and expect to provide additional detail and disclosures under this new guidance.

(3)   Long-term Debt

On April 24, 2025, we entered into an agreement for a revolving credit facility (the "credit facility") with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. This credit facility superseded and replaced our previous credit facility.

The credit facility is an unsecured, revolving credit agreement and has a borrowing capacity of up to $450.0 million with the option to increase the capacity by an additional $250.0 million, subject to certain limitations, including approval by the syndicate of lenders. The credit facility has a maturity date of April 24, 2030.

We are required to pay interest on outstanding borrowings at the Term Secured Overnight Financing Rate ("SOFR"), plus a fixed adjustment of 0.10% and a variable adjustment of 1.00% to 1.75% depending on our consolidated net leverage ratio.

As of July 1, 2025, we had no outstanding borrowings under the credit facility and had $446.8 million of availability, net of $3.2 million of outstanding letters of credit. As of December 31, 2024, we had no outstanding borrowings under the previous credit facility and had $296.8 million of availability, net of $3.2 million of outstanding letters of credit.

The interest rate for each credit facility as of July 1, 2025 and June 25, 2024 was 5.42% and 6.21%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of July 1, 2025.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2025	June 25, 2024	July 1, 2025	June 25, 2024
Restaurant and other sales	$1,503,974	$1,333,642	$2,944,316	$2,647,794
Royalties	7,468	6,945	14,245	13,793
Franchise fees	612	615	1,141	832
Total revenue	$1,512,054	$1,341,202	$2,959,702	$2,662,419

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2025	June 25, 2024	July 1, 2025	June 25, 2024
Beginning balance	$295,752	$266,482	$401,198	$373,913
Gift card activations, net of third-party fees	86,101	78,643	143,482	134,882
Gift card redemptions and breakage	(104,560)	(94,640)	(267,387)	(258,310)
Ending balance	$277,293	$250,485	$277,293	$250,485

We recognized restaurant sales of $53.0 million and $192.2 million for the 13 and 26 weeks ended July 1, 2025, respectively, related to amounts in deferred revenue as of December 31, 2024. We recognized restaurant sales of $46.1 million and $184.0 million for the 13 and 26 weeks ended June 25, 2024, respectively, related to amounts in deferred revenue as of December 26, 2023.

(5) Income Taxes

The effective tax rate was 14.9% and 15.0% for the 13 weeks ended July 1, 2025 and June 25, 2024, respectively. The effective tax rate was 14.8% and 14.5% for the 26 weeks ended July 1, 2025 and June 25, 2024, respectively. The decrease in the tax rate for the 13 weeks ended July 1, 2025 as compared to the prior year period was primarily due to an increase in the impact of the FICA tip tax credit partially offset by a reduction in the stock compensation benefit. The increase in the tax rate for the 26 weeks ended July 1, 2025 as compared to the prior year period was primarily due to a reduction in the stock compensation benefit.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at July 1, 2025 and December 31, 2024 was $227.2 million and $243.6 million, respectively.

As of July 1, 2025 and December 31, 2024, we were contingently liable for $8.9 million and $9.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of July 1, 2025 and December 31, 2024, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 26 weeks ended July 1, 2025 and June 25, 2024, we bought our beef primarily from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. We have no material minimum purchase commitments with our vendors that extend beyond a year.

Occasionally, we are a defendant in litigation arising in the ordinary course of business, including "slip and fall" matters, employment related claims, dram shop statutes related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health, or operational concerns. None of these types of litigation, most of which are covered by insurance with varying retention levels, has had a material adverse effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

(7)   Acquisitions

During the 13 weeks ended July 1, 2025, we completed the acquisitions of three domestic franchise Texas Roadhouse restaurants, one of which we held a 5% equity interest and two of which we held a 10% equity interest. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $15.5 million, net of cash acquired, for these entities. The transactions were accounted for as step acquisitions and we recorded a gain of $1.2 million on our previous investments in equity income from investments in unconsolidated affiliates in the unaudited condensed consolidated statements of income.

During the 26 weeks ended July 1, 2025, we completed the acquisitions of 17 domestic franchise Texas Roadhouse restaurants. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $93.9 million, net of cash acquired.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid for these acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for measurement-period adjustments through July 1, 2025.

Current assets	$1,085
Property and equipment	20,020
Operating lease right-of-use assets	39,755
Goodwill	60,260
Intangible assets	16,780
Other assets	470
Current portion of operating lease liabilities	(1,383)
Deferred revenue-gift cards	(1,901)
Current liabilities	(1,056)
Operating lease liabilities, net of current portion	(40,152)
$93,878

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

(8)   Related Party Transactions

As of July 1, 2025 and June 25, 2024, we had four franchise restaurants and one majority-owned company restaurant owned in part by a current officer of the Company. We recognized revenue of $0.6 million and $0.5 million for the 13 weeks ended July 1, 2025 and June 25, 2024, respectively, related to the four franchise restaurants. We recognized revenue of $1.1 million and $1.0 million for the 26 weeks ended July 1, 2025 and June 25, 2024, respectively, related to the four franchise restaurants.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding as presented in the accompanying unaudited condensed consolidated statements of income:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2025	June 25, 2024	July 1, 2025	June 25, 2024
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$124,085	$120,141	$237,747	$233,347
Basic EPS:
Weighted-average common shares outstanding	66,373	66,785	66,429	66,814
Basic EPS	$1.87	$1.80	$3.58	$3.49
Diluted EPS:
Weighted-average common shares outstanding	66,373	66,785	66,429	66,814
Dilutive effect of nonvested stock units	225	259	227	263
Shares-diluted	66,598	67,044	66,656	67,077
Diluted EPS	$1.86	$1.79	$3.57	$3.48

(10) Fair Value Measurements

At July 1, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended July 1, 2025.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	July 1, 2025	December 31, 2024
Deferred compensation plan—assets	1	$119,201	$101,071
Deferred compensation plan—liabilities	1	$(119,201)	$(101,071)

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

(11) Stock Repurchase Programs

On February 19, 2025, our Board of Directors (the "Board") approved a stock repurchase program under which we may repurchase up to $500.0 million of our common stock. This stock repurchase program commenced on February 24, 2025, has no expiration date, and replaced a previous stock repurchase program which was approved on March 17, 2022 that authorized the Company to repurchase up to $300.0 million of our common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases are determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions, and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as applicable.

For the 13 and 26 weeks ended July 1, 2025, we paid $9.8 million and $60.0 million, excluding excise taxes, to repurchase 61,698 shares and 342,789 shares of our common stock, respectively. This includes $30.0 million repurchased under our current authorization and $30.0 million repurchased under our prior authorization. For the 13 and 26 weeks ended June 25, 2024, we paid $26.2 million and $35.1 million, excluding excise taxes, to repurchase 162,404 and 222,666 shares of our common stock, respectively. As of July 1, 2025, $470.0 million remained under our authorized stock repurchase program.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended July 1, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,408,769	$86,184	$9,021	$1,503,974
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	484,406	24,096	2,822	511,324
Labor	461,640	30,632	2,777	495,049
Rent	20,728	2,047	253	23,028
Other Operating	200,411	15,056	1,763	217,230
Restaurant margin	$241,584	$14,353	$1,406	$257,343

Depreciation and amortization	$42,108	$4,572	$4,064	$50,744
Segment assets	2,571,129	275,946	408,201	3,255,276
Capital expenditures	76,515	12,949	3,059	92,523

	For the 13 Weeks Ended June 25, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,252,247	$73,435	$7,960	$1,333,642
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	413,451	20,079	2,471	436,001
Labor	409,387	26,412	2,413	438,212
Rent	17,872	1,881	203	19,956
Other Operating	182,975	12,504	1,383	196,862
Restaurant margin	$228,562	$12,559	$1,490	$242,611

Depreciation and amortization	$36,199	$3,944	$2,772	$42,915
Segment assets	2,238,795	240,199	382,917	2,861,911
Capital expenditures	65,103	10,573	2,130	77,806

	For the 26 Weeks Ended July 1, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,760,988	$165,802	$17,526	$2,944,316
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	950,362	46,446	5,507	1,002,315
Labor	910,328	59,171	5,525	975,024
Rent	40,919	4,082	504	45,505
Other Operating	392,510	28,968	3,367	424,845
Restaurant margin	$466,869	$27,135	$2,623	$496,627

Depreciation and amortization	$82,330	$8,879	$8,335	$99,544
Segment assets	2,571,129	275,946	408,201	3,255,276
Capital expenditures	137,858	25,908	6,146	169,912

	For the 26 Weeks Ended June 25, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,488,385	$144,085	$15,324	$2,647,794
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	836,619	39,701	4,772	881,092
Labor	809,326	51,718	4,715	865,759
Rent	35,282	3,695	404	39,381
Other Operating	363,383	24,242	2,879	390,504
Restaurant margin	$443,775	$24,729	$2,554	$471,058

Depreciation and amortization	$70,955	$7,811	$5,642	$84,408
Segment assets	2,238,795	240,199	382,917	2,861,911
Capital expenditures	132,933	18,533	4,012	155,478

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended		26 Weeks Ended
	July 1, 2025	June 25, 2024	July 1, 2025	June 25, 2024
Restaurant margin	$257,343	$242,611	$496,627	$471,058

Add:
Royalties and franchise fees	8,080	7,560	15,386	14,625

Less:
Pre-opening	5,464	6,202	12,276	14,297
Depreciation and amortization	50,744	42,915	99,544	84,408
Impairment and closure, net	111	90	139	291
General and administrative	62,763	58,148	118,980	110,743
Income from operations	$146,341	$142,816	$281,074	$275,944

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

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 797 restaurants in 49 states, one U.S. territory, and ten foreign countries. As of July 1, 2025, our 797 restaurants included:

●	695 company restaurants, of which 676 were wholly-owned and 19 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income. Of the 695 company restaurants, we operated 634 as Texas Roadhouse restaurants, 52 as Bubba’s 33 restaurants, and nine as Jaggers restaurants.

●	102 franchise restaurants, of which 17 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income. Of the 102 franchise restaurants, 39 were domestic Texas Roadhouse restaurants, five were domestic Jaggers restaurants, 57 were international Texas Roadhouse restaurants, including one restaurant in a U.S. territory, and one was an international Jaggers restaurant.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the equity interests in 17 of the 19 majority-owned company restaurants and 39 of the 44 systemwide domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended July 1, 2025 and June 25, 2024, are referred to as Q2 2025 and Q2 2024, respectively. The 26 weeks ended July 1, 2025 and June 25, 2024, are referred to as 2025 YTD and 2024 YTD, respectively. Fiscal year 2025 will be 52 weeks in length, with the quarters 13 weeks in length. Fiscal year 2024 was 53 weeks in length, with the fourth quarter 14 weeks in length.

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

●	Interest Income, Net. Interest income, net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees, as applicable.

●	Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of July 1, 2025, and June 25, 2024, we owned a 5.0% to 10.0% equity interest in 17 and 20 domestic franchise restaurants, respectively.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 19 majority-owned restaurants as of July 1, 2025 and June 25, 2024.

Q2 2025 Financial Highlights

Total revenue increased $170.9 million or 12.7% to $1,512.1 million in Q2 2025 compared to $1,341.2 million in Q2 2024 primarily due to an increase in store weeks and comparable restaurant sales. Store weeks and comparable restaurant sales increased 7.2% and 5.8%, respectively, at company restaurants in Q2 2025 compared to Q2 2024. The increase in store weeks was due to the acquisition of franchise restaurants and new store openings. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in per person average check.

Net income increased $3.9 million or 3.3% to $124.1 million in Q2 2025 compared to $120.1 million in Q2 2024 primarily due to higher restaurant margin dollars, as described below, partially offset by higher depreciation and amortization expenses and higher general and administrative expenses. Diluted earnings per share increased 4.0% to $1.86 in Q2 2025 from $1.79 in Q2 2024 due to the increase in net income and the impact of share repurchases.

Restaurant margin dollars increased $14.7 million or 6.1% to $257.3 million in Q2 2025 compared to $242.6 million in Q2 2024 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 17.1% in Q2 2025 compared to 18.2% in Q2 2024. The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to commodity inflation of 5.2% and wage and other labor inflation of 3.8% partially offset by higher sales.

In addition, during the 13 weeks ended July 1, 2025, capital allocation spend included capital expenditures of $92.5 million, franchise acquisitions of $15.5 million, dividends of $45.1 million, and repurchases of common stock of $9.8 million.

Results of Operations

(in thousands)

	13 Weeks Ended				26 Weeks Ended
	July 1, 2025		June 25, 2024		July 1, 2025		June 25, 2024
	$	%	$	%	$	%	$	%
Condensed Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,503,974	99.5	1,333,642	99.4	2,944,316	99.5	2,647,794	99.5
Royalties and franchise fees	8,080	0.5	7,560	0.6	15,386	0.5	14,625	0.5
Total revenue	1,512,054	100.0	1,341,202	100.0	2,959,702	100.0	2,662,419	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	511,324	34.0	436,001	32.7	1,002,315	34.0	881,092	33.3
Labor	495,049	32.9	438,212	32.8	975,024	33.1	865,759	32.7
Rent	23,028	1.5	19,956	1.5	45,505	1.5	39,381	1.5
Other operating	217,230	14.5	196,862	14.8	424,845	14.5	390,504	14.7
(As a percentage of total revenue)
Pre-opening	5,464	0.4	6,202	0.5	12,276	0.4	14,297	0.5
Depreciation and amortization	50,744	3.4	42,915	3.2	99,544	3.4	84,408	3.2
Impairment and closure, net	111	NM	90	NM	139	NM	291	NM
General and administrative	62,763	4.2	58,148	4.3	118,980	4.0	110,743	4.2
Total costs and expenses	1,365,713	90.3	1,198,386	89.4	2,678,628	90.5	2,386,475	89.6
Income from operations	146,341	9.7	142,816	10.6	281,074	9.5	275,944	10.4
Interest income, net	1,044	0.1	1,683	0.1	2,345	0.1	3,091	0.1
Equity income from investments in unconsolidated affiliates	1,426	0.1	286	NM	1,651	0.1	543	NM
Income before taxes	148,811	9.8	144,785	10.8	285,070	9.6	279,578	10.5
Income tax expense	22,118	1.5	21,710	1.6	42,318	1.4	40,513	1.5
Net income including noncontrolling interests	126,693	8.4	123,075	9.2	242,752	8.2	239,065	9.0
Net income attributable to noncontrolling interests	2,608	0.2	2,934	0.2	5,005	0.2	5,718	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	124,085	8.2	120,141	9.0	237,747	8.0	233,347	8.8

NM — Not meaningful

Reconciliation of Income from Operations to Restaurant Margin
($ In thousands, except restaurant margin $ per store week)
	13 Weeks Ended			26 Weeks Ended
	July 1, 2025	June 25, 2024		July 1, 2025	June 25, 2024
Income from operations	$146,341	$	$ 142,816	$281,074	$275,944

Less:
Royalties and franchise fees	8,080		7,560	15,386	14,625

Add:
Pre-opening	5,464		6,202	12,276	14,297
Depreciation and amortization	50,744		42,915	99,544	84,408
Impairment and closure, net	111		90	139	291
General and administrative	62,763		58,148	118,980	110,743
Restaurant margin	$257,343	$	$ 242,611	$496,627	$471,058

Restaurant margin $/store week	$28,562		$28,855	$27,776	$28,222
Restaurant margin (as a percentage of restaurant and other sales)	17.1%		18.2%	16.9%	17.8%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 31, 2024	784	721	49	14
Company openings	12	9	3	—
Franchise openings - Domestic	1	—	—	1
Franchise openings - International	—	—	—	—
Balance at July 1, 2025	797	730	52	15

	July 1, 2025	June 25, 2024
Company - Texas Roadhouse	634	594
Company - Bubba's 33	52	48
Company - Jaggers	9	8
Total company	695	650

Franchise - Texas Roadhouse - Domestic	39	56
Franchise - Jaggers - Domestic	5	3
Franchise - Texas Roadhouse - International (1)	57	53
Franchise - Jaggers - International	1	-
Total franchise	102	112

Total	797	762
(1)	Includes a U.S. territory.

Q2 2025 compared to Q2 2024

Restaurant and Other Sales

Restaurant and other sales increased 12.8% in Q2 2025 compared to Q2 2024 and 11.2% in 2025 YTD compared to 2024 YTD. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2025	Q2 2024	2025 YTD	2024 YTD
Company Restaurants:
Increase in store weeks	7.2%	5.6%	7.1%	5.2%
Increase in average unit volume (1)	4.8%	8.5%	3.6%	8.2%
Other	0.8%	0.4%	0.5%	0.1%
Total increase in restaurant and other sales	12.8%	14.5%	11.2%	13.5%

Store weeks	9,010	8,408	17,880	16,691
Comparable restaurant sales	5.8%	9.3%	4.7%	8.9%

Texas Roadhouse restaurants:
Store weeks	8,226	7,708	16,337	15,302
Comparable restaurant sales	5.9%	9.4%	4.7%	9.1%
Average unit volume (in thousands) (1)	$2,236	$2,128	$4,422	$4,258

Weekly sales by group:
Comparable restaurants (590, 553, 583, and 549 units)	$173,349	$163,797	$171,492	$164,113
Average unit volume restaurants (29, 20, 28, and 17 units)	$144,554	$150,736	$140,338	$156,943
Restaurants less than six months old (15, 21, 23, and 28 units)	$164,986	$151,647	$159,002	$147,941

Bubba's 33 restaurants:
Store weeks	668	596	1,310	1,181
Comparable restaurant sales	4.3%	5.5%	4.1%	4.7%
Average unit volume (in thousands) (1)	$1,645	$1,581	$3,237	$3,127

Weekly sales by group:
Comparable restaurants (43, 38, 41, and 37 units)	$126,812	$122,868	$125,195	$122,518
Average unit volume restaurants (5, 5, 7, and 4 units)	$124,187	$111,244	$120,474	$101,695
Restaurants less than six months old (4, 5, 4, and 7 units)	$149,788	$142,429	$148,376	$132,824

(1)	Average unit volume includes restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increase in restaurant sales for Q2 2025 and 2025 YTD was primarily due to an increase in store weeks and an increase in comparable restaurant sales. The increase in store weeks was driven by the acquisition of franchise restaurants and new store openings. The increase in comparable restaurant sales was driven by an increase in guest traffic counts along with an increase in our per person average check as shown in the table below.

	Q2 2025	Q2 2024	2025 YTD	2024 YTD
Guest traffic counts	4.0%	4.5%	2.6%	4.5%
Per person average check	1.8%	4.8%	2.1%	4.4%
Comparable restaurant sales growth	5.8%	9.3%	4.7%	8.9%

To-go sales as a percentage of restaurant sales were 13.3% in Q2 2025 compared to 12.6% in Q2 2024. To-go sales as a percentage of restaurant sales were 13.4% in 2025 YTD compared to 12.8% in 2024 YTD.

Per person average check includes the benefit of a menu price increase of approximately 1.4% implemented in Q2 2025 and menu price increases of approximately 2.2% and 0.9% implemented in Q2 2024 and Q4 2024, respectively.

In 2025 YTD, we opened nine Texas Roadhouse company restaurants and three Bubba’s 33 company restaurants. In 2025, we expect store week growth of approximately 5% across all concepts, including a benefit of approximately 2% from the acquisitions of 17 domestic franchise restaurants in 2025 YTD, offset by the lapping of the additional week in 2024.

Other sales primarily include the net impact of the amortization of third-party gift card fees and gift card breakage income and content revenue related to our tabletop kiosk devices. The net impact of these amounts was a $3.9 million and $3.1 million reduction to other sales in Q2 2025 and Q2 2024, respectively, and a $10.0 million and $9.2 million reduction to other sales in 2025 YTD and 2024 YTD, respectively.

Royalties and Franchise Fees

Royalties and franchise fees increased by $0.5 million or 6.9% in Q2 2025 compared to Q2 2024 and increased by $0.8 million or 5.2% in 2025 YTD compared to 2024 YTD. The increases were due to increased royalties related to our royalty-based retail products and comparable franchise restaurant sales growth partially offset by decreased royalties related to the franchise stores that were acquired.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 34.0% in Q2 2025 compared to 32.7% in Q2 2024 and increased to 34.0% in 2025 YTD compared to 33.3% in 2024 YTD. The increases were primarily driven by commodity inflation of 5.2% in Q2 2025 and 3.7% in 2025 YTD, primarily driven by higher beef costs, and unfavorable shifts within the menu, partially offset by the benefit of a higher average guest check.

In 2025, we expect commodity inflation of approximately 5%, including the estimated impact of tariffs, with prices locked for approximately 65% of our remaining forecasted costs and the remainder subject to market rates.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 32.9% in Q2 2025 compared to 32.8% in Q2 2024 and increased to 33.1% in 2025 YTD compared to 32.7% in 2024 YTD. The increases were primarily driven by wage and other labor inflation of 3.8% in Q2 2025 and 4.2% in 2025 YTD partially offset by the benefit of a higher average guest check and labor productivity. Wage and other labor inflation was driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people.

In 2025, we expect our labor costs to be pressured by wage and other labor inflation of approximately 4%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, was 1.5% for all periods presented. In Q2 2025 and 2025 YTD, higher rent expense at our recently acquired restaurants and newer restaurants was offset by the increase in average unit volume.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.5% in Q2 2025 compared to 14.8% in Q2 2024 and decreased to 14.5% in 2025 YTD compared to 14.7% in 2024 YTD. The decreases were driven by lower general liability insurance expense of $1.8 million and $5.1 million in Q2 2025 and 2025 YTD, respectively, as compared to the prior year period, as well as lower incentive compensation expense and the increase in average unit volume. The decreases were partially offset by increases in utilities expense and credit card fee expense.

Pre-opening Expenses

Pre-opening expenses were $5.5 million in Q2 2025 compared to $6.2 million in Q2 2024 and $12.3 million in 2025 YTD compared to $14.3 million in 2024 YTD. Pre-opening costs will fluctuate from quarter to quarter based on specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, as a percentage of total revenue, increased to 3.4% in Q2 2025 compared to 3.2% in Q2 2024 and increased to 3.4% in 2025 YTD compared to 3.2% in 2024 YTD. The increases were driven by an increase in depreciation expense at our newer restaurants and an increase in intangible asset amortization expense related to the acquisition of franchise restaurants partially offset by the increase in average unit volume.

Impairment and Closure Costs, Net

Impairment and closure costs, net were $0.1 million in both Q2 2025 and Q2 2024 and were $0.1 million in 2025 YTD compared to $0.3 million in 2024 YTD. Impairment and closure costs, net in all periods presented included closure costs related to restaurant relocations.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, decreased to 4.2% in Q2 2025 compared to 4.3% in Q2 2024 and decreased to 4.0% in 2025 YTD compared to 4.2% in 2024 YTD. The decreases were driven by the increase in average unit volume and lower incentive compensation expense partially offset by higher restricted stock expense due to the long-term grant of performance based restricted stock to our executive team and a favorable legal settlement received in Q2 2024.

Interest Income, Net

Interest income, net was $1.0 million and $1.7 million in Q2 2025 and Q2 2024, respectively, and was $2.3 million and $3.1 million in 2025 YTD and 2024 YTD, respectively. The decreases were driven by decreased earnings on our cash and cash equivalents.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $1.4 million in Q2 2025 compared to $0.3 million Q2 2024 and was $1.7 million in 2025 YTD compared to $0.5 million in 2024 YTD. The increases were driven by a $1.2 million gain on the acquisition of three of these affiliates in Q2 2025.

Income Tax Expense

Our effective tax rate was 14.9% in Q2 2025 compared to 15.0% in Q2 2024 and was 14.8% in 2025 YTD compared to 14.5% in 2024 YTD. The decrease in the tax rate in Q2 2025, as compared to Q2 2024, was primarily due to an increase in the impact of the FICA tip tax credit partially offset by a reduction in the stock compensation benefit. The increase in 2025 YTD, as compared to 2024 YTD, was primarily due a reduction in the stock compensation benefit.

In 2025, we expect an effective tax rate of approximately 15% based on forecasted operating results.

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

The following table presents a summary of restaurant margin by segment (in thousands):

	13 Weeks Ended
	July 1, 2025		June 25, 2024
Texas Roadhouse	$241,584	17.1%	$228,562	18.3%
Bubba's 33	14,353	16.7	12,559	17.1
Other	1,406	15.6	1,490	18.7
Total	$257,343	17.1%	$242,611	18.2%

	26 Weeks Ended
	July 1, 2025		June 25, 2024
Texas Roadhouse	$466,869	16.9%	$443,775	17.8%
Bubba's 33	27,135	16.4	24,729	17.2
Other	2,623	15.0	2,554	16.7
Total	$496,627	16.9%	$471,058	17.8%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $13.0 million or 5.7% in Q2 2025 and $23.1 million or 5.2% in 2025 YTD. The increases were due to higher sales partially offset by commodity inflation and wage and other labor inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 17.1% in Q2 2025 from 18.3% in Q2 2024 and decreased to 16.9% in 2025 YTD from 17.8% in 2024 YTD. Restaurant margin percentage was primarily impacted by commodity inflation and wage and other labor inflation which was partially offset by higher sales.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $1.8 million or 14.3% in Q2 2025 and $2.4 million or 9.7% in 2025 YTD. The increases were due to higher sales partially offset by commodity inflation and an increase in general liability insurance expense. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 16.7% in Q2 2025 from 17.1% in Q2 2024 and decreased to 16.4% in 2025 YTD from 17.2% in 2024

YTD. Restaurant margin percentage was primarily impacted by the increased expenses noted above, which were partially offset by higher sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	26 Weeks Ended
	July 1, 2025	June 25, 2024
Net cash provided by operating activities	$365,980	$377,347
Net cash used in investing activities	(259,527)	(146,155)
Net cash used in financing activities	(174,877)	(137,984)
Net (decrease) increase in cash and cash equivalents	$(68,424)	$93,208

Net cash provided by operating activities was $366.0 million in 2025 YTD compared to $377.3 million in 2024 YTD. This decrease was primarily due to an unfavorable change in working capital partially offset by an increase in depreciation and amortization expense.

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

Net cash used in investing activities was $259.5 million in 2025 YTD compared to $146.2 million in 2024 YTD. The increase was primarily due to the acquisition of 17 franchise restaurants in 2025 YTD and an increase in restaurant relocations partially offset by a decrease in the timing of new company restaurant spend.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants, and the acquisition of franchise restaurants, as applicable. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of July 1, 2025, we had developed 155 of the 695 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	26 Weeks Ended
	July 1, 2025	June 25, 2024
New company restaurants	$76,643	$91,629
Refurbishment or expansion of existing restaurants	58,898	54,372
Relocation of existing restaurants	31,253	6,050
Capital expenditures related to Support Center office	3,118	3,427
Total capital expenditures	$169,912	$155,478

Our future capital requirements will primarily depend on the number and mix of new restaurants we open, the timing of those openings, the restaurant prototype developed in a given fiscal year, and potential franchise acquisitions. These requirements will include costs directly related to opening, maintaining, or relocating restaurants and may also include costs necessary to ensure that our infrastructure is able to support a larger restaurant base.

We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility. In 2025, we expect capital expenditures of approximately $400 million.

Net cash used in financing activities was $174.9 million in 2025 YTD compared to $138.0 million in 2024 YTD. The increase is primarily due to an increase in share repurchases and an increase in our quarterly dividend payment in 2025 YTD.

On February 19, 2025, our Board approved the payment of a quarterly cash dividend of $0.68 per share of common stock compared to the quarterly dividend of $0.61 per share of common stock declared in 2024. The payments of quarterly dividends totaled $90.3 million and $81.5 million in 2025 YTD and 2024 YTD, respectively.

On August 6, 2025, our Board approved the payment of the third quarter 2025 cash dividend of $0.68 per share of common stock. This payment will be distributed on September 30, 2025, to shareholders of record at the close of business on September 2, 2025.

On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500.0 million of our common stock. This stock repurchase program has no expiration date and replaces the previous stock repurchase program which was approved in 2022.

During 2025 YTD, we paid $60.0 million, excluding excise taxes, to repurchase 342,789 shares of our common stock. This includes $30.0 million repurchased under our prior authorization and $30.0 million repurchased under our current authorization. During 2024 YTD, we paid $35.1 million, excluding excise taxes, to repurchase 222,666 shares of our common stock. As of July 1, 2025, $470.0 million remained under our authorized stock repurchase program.

On April 24, 2025, we entered into an agreement for a revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. This credit facility superseded and replaced our previous credit facility.

The credit facility is an unsecured, revolving credit agreement and has a borrowing capacity of up to $450.0 million with the option to increase the capacity by an additional $250.0 million subject to certain limitations, including approval by the syndicate of commercial lenders. The credit facility has a maturity date of April 24, 2030.

As of July 1, 2025, we had no outstanding borrowings under the credit facility and had $446.8 million of availability, net of $3.2 million of outstanding letters of credit, respectively. As of December 31, 2024, we had no outstanding borrowings under the previous credit facility and had $296.8 million of availability, net of $3.2 million of outstanding letters of credit.

The interest rate for each credit facility as of July 1, 2025 and June 25, 2024 was 5.42% and 6.21%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of July 1, 2025.

Guarantees

As of July 1, 2025 and December 31, 2024, we were contingently liable for $8.9 million and $9.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of July 1, 2025 and December 31, 2024 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 1, 2025.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended July 1, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2008, our Board approved our first stock repurchase program. From inception through July 1, 2025, we have paid $823.3 million, excluding excise taxes, through our authorized stock repurchase programs to repurchase 22,300,919 shares of our common stock at an average price per share of $36.92. On February 19, 2025, our Board approved a stock repurchase program under which we may repurchase up to $500.0 million of our common stock. This new stock repurchase program commenced on February 24, 2025, has no expiration date, and replaces the previous stock repurchase program which was approved on March 17, 2022 with respect to the repurchase of up to $300.0 million of common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act, as applicable.

For the 13 weeks ended July 1, 2025, we paid $9.8 million, excluding excise taxes, to repurchase 61,698 shares of our common stock. As of July 1, 2025, $470.0 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
April 2 to April 29	61,698	$159.69	61,698	$469,996,126
April 30 to May 27	—	$—	—	$469,996,126
May 28 to July 1	—	$—	—	$469,996,126
Total	61,698		61,698

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the 13 weeks ended July 1, 2025, no executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Credit Agreement, dated as of April 24, 2025 by and among Texas Roadhouse, Inc., and the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 24, 2025)

10.2

Separation Agreement and Release of Claims dated June 9, 2025 by and between David Christopher Monroe and Texas Roadhouse Management Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 9, 2025)

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

TEXAS ROADHOUSE, INC.

Date: August 8, 2025	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich
Interim Chief Financial Officer (Principal Financial Officer)
(Principal Accounting Officer)