Form 10-Q
period 2025-09-30
Texas Roadhouse, Inc.
filed 2025-11-07
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of common stock outstanding were 66,146,079 on October 29, 2025.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$108,172	$245,225
Receivables, net of allowance for doubtful accounts of $14 at September 30, 2025 and $7 at December 31, 2024	61,125	193,170
Inventories, net	45,476	40,756
Prepaid expenses and other current assets	34,593	37,417
Total current assets	249,366	516,568
Property and equipment, net of accumulated depreciation of $1,333,531 at September 30, 2025 and $1,223,064 at December 31, 2024	1,787,789	1,617,673
Operating lease right-of-use assets, net	841,964	769,865
Goodwill	230,305	169,684
Intangible assets, net of accumulated amortization of $28,061 at September 30, 2025 and $23,147 at December 31, 2024	13,132	1,265
Other assets	144,057	115,724
Total assets	$3,266,613	$3,190,779
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$29,956	$28,172
Accounts payable	141,464	144,791
Deferred revenue-gift cards	248,560	401,198
Accrued wages	93,888	101,981
Income taxes payable	97	2,986
Accrued taxes and licenses	55,678	56,824
Other accrued liabilities	119,188	92,178
Total current liabilities	688,831	828,130
Operating lease liabilities, net of current portion	903,788	826,300
Restricted stock and other deposits	9,420	9,288
Deferred tax liabilities, net	9,724	8,184
Other liabilities	179,241	145,154
Total liabilities	1,791,004	1,817,056
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 66,228,169 and 66,574,626 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	66	67
Retained earnings	1,460,401	1,358,280
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,460,467	1,358,347
Noncontrolling interests	15,142	15,376
Total equity	1,475,609	1,373,723
Total liabilities and equity	$3,266,613	$3,190,779

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2025	September 24, 2024	September 30, 2025	September 24, 2024
Revenue:
Restaurant and other sales	$1,429,111	$1,265,279	$4,373,427	$3,913,073
Royalties and franchise fees	7,231	7,720	22,617	22,345
Total revenue	1,436,342	1,272,999	4,396,044	3,935,418
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	511,531	424,566	1,513,846	1,305,658
Labor	480,297	427,470	1,455,321	1,293,229
Rent	23,085	20,162	68,590	59,543
Other operating	209,917	191,011	634,762	581,515
Pre-opening	7,419	7,282	19,695	21,579
Depreciation and amortization	52,628	44,510	152,172	128,918
Impairment and closure, net	140	844	279	1,135
General and administrative	54,376	55,131	173,356	165,874
Total costs and expenses	1,339,393	1,170,976	4,018,021	3,557,451
Income from operations	96,949	102,023	378,023	377,967
Interest income, net	643	1,916	2,988	5,007
Equity income from investments in unconsolidated affiliates	120	235	1,771	778
Income before taxes	$97,712	$104,174	$382,782	$383,752
Income tax expense	12,812	17,400	55,130	57,913
Net income including noncontrolling interests	84,900	86,774	$327,652	$325,839
Less: Net income attributable to noncontrolling interests	1,728	2,362	6,733	8,080
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$83,172	$84,412	$320,919	$317,759

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.25	$1.27	$4.84	$4.76
Diluted	$1.25	$1.26	$4.82	$4.74
Weighted average shares outstanding:
Basic	66,358	66,704	66,373	66,777
Diluted	66,476	66,943	66,564	67,023
Cash dividends declared per share	$0.68	$0.61	$2.04	$1.83

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended September 30, 2025
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, July 1, 2025	66,450,572	$66	$—	$1,450,728	$1,450,794	$15,428	$1,466,222
Net income	—	—	—	83,172	83,172	1,728	84,900
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,014)	(2,014)
Dividends declared ($0.68 per share)	—	—	—	(45,075)	(45,075)	—	(45,075)
Shares issued under share-based compensation plans including tax effects	11,506	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(3,369)	—	(603)	—	(603)	—	(603)
Repurchase of shares of common stock, including excise tax as applicable	(230,540)	—	(11,977)	(28,424)	(40,401)	—	(40,401)
Share-based compensation	—	—	12,580	—	12,580	—	12,580
Balance, September 30, 2025	66,228,169	$66	$—	$1,460,401	$1,460,467	$15,142	$1,475,609

	For the 13 Weeks Ended September 24, 2024
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, June 25, 2024	66,727,898	$67	$—	$1,262,569	$1,262,636	$15,054	$1,277,690
Net income	—	—	—	84,412	84,412	2,362	86,774
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,485)	(2,485)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(23)	—	(23)	23	—
Dividends declared ($0.61 per share)	—	—	—	(40,696)	(40,696)	—	(40,696)
Shares issued under share-based compensation plans including tax effects	60,735	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(18,562)	—	(3,198)	—	(3,198)	—	(3,198)
Repurchase of shares of common stock, including excise tax as applicable	(56,248)	—	(11,555)	1,938	(9,617)	—	(9,617)
Share-based compensation	—	—	14,776	—	14,776	—	14,776
Balance, September 24, 2024	66,713,823	$67	$—	$1,308,223	$1,308,290	$14,954	$1,323,244

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 39 Weeks Ended September 30, 2025
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 31, 2024	66,574,626	$67	$—	$1,358,280	$1,358,347	$15,376	$1,373,723
Net income	—	—	—	320,919	320,919	6,733	327,652
Distributions to noncontrolling interest holders	—	—	—	—	—	(6,967)	(6,967)
Dividends declared ($2.04 per share)	—	—	—	(135,367)	(135,367)	—	(135,367)
Shares issued under share-based compensation plans including tax effects	330,453	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(103,581)	—	(18,686)	—	(18,686)	—	(18,686)
Repurchase of shares of common stock, including excise taxes	(573,329)	(1)	(17,143)	(83,431)	(100,575)	—	(100,575)
Share-based compensation	—	—	35,829	—	35,829	—	35,829
Balance, September 30, 2025	66,228,169	$66	$—	$1,460,401	$1,460,467	$15,142	$1,475,609

	For the 39 Weeks Ended September 24, 2024
					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 26, 2023	66,789,464	$67	$—	$1,141,595	$1,141,662	$15,849	$1,157,511
Net income	—	—	—	317,759	317,759	8,080	325,839
Distributions to noncontrolling interest holders	—	—	—	—	—	(8,110)	(8,110)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(3,297)	—	(3,297)	(865)	(4,162)
Dividends declared ($1.83 per share)	—	—	—	(122,205)	(122,205)	—	(122,205)
Shares issued under share-based compensation plans including tax effects	295,519	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(92,246)	—	(14,027)	—	(14,027)	—	(14,027)
Repurchase of shares of common stock, including excise tax as applicable	(278,914)	—	(15,830)	(28,926)	(44,756)	—	(44,756)
Share-based compensation	—	—	33,154	—	33,154	—	33,154
Balance, September 24, 2024	66,713,823	$67	$—	$1,308,223	$1,308,290	$14,954	$1,323,244

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	39 Weeks Ended
	September 30, 2025	September 24, 2024
Cash flows from operating activities:
Net income including noncontrolling interests	$327,652	$325,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,172	128,918
Deferred income taxes	2,011	(9,592)
Loss on disposition of assets	4,078	2,842
Impairment and closure costs	83	826
Equity income from investments in unconsolidated affiliates	(1,771)	(778)
Distributions of income received from investments in unconsolidated affiliates	761	799
Provision for doubtful accounts	7	(22)
Share-based compensation expense	35,829	33,154
Changes in operating working capital, net of acquisitions:
Receivables	132,064	123,155
Inventories	(3,775)	(1,522)
Prepaid expenses and other current assets	8,798	10,394
Other assets	(26,202)	(15,566)
Accounts payable	(162)	3,166
Deferred revenue—gift cards	(154,539)	(147,287)
Accrued wages	(8,155)	20,636
Prepaid income taxes and income taxes payable	(8,667)	5,923
Accrued taxes and licenses	(1,463)	6,849
Other accrued liabilities	9,680	(98)
Operating lease right-of-use assets and lease liabilities	7,114	4,845
Other liabilities	34,087	23,608
Net cash provided by operating activities	509,602	516,089
Cash flows from investing activities:
Capital expenditures—property and equipment	(298,808)	(246,539)
Acquisitions of franchise restaurants, net of cash acquired	(94,230)	—
Proceeds from sale of investments in unconsolidated affiliates	1,329	—
Proceeds from sale of property and equipment	1,200	197
Proceeds from sale leaseback transactions	6,307	9,126
Net cash used in investing activities	(384,202)	(237,216)
Cash flows from financing activities:
Debt issuance costs	(1,525)	—
Distributions to noncontrolling interest holders	(6,967)	(8,110)
Acquisitions of noncontrolling interests	—	(5,279)
Proceeds from restricted stock and other deposits, net	506	396
Indirect repurchase of shares for minimum tax withholdings	(18,686)	(14,027)
Repurchase of shares of common stock, including excise taxes as applicable	(100,414)	(44,689)
Dividends paid to shareholders	(135,367)	(122,205)
Net cash used in financing activities	(262,453)	(193,914)
Net (decrease) increase in cash and cash equivalents	(137,053)	84,959
Cash and cash equivalents—beginning of period	245,225	104,246
Cash and cash equivalents—end of period	$108,172	$189,205
Supplemental disclosures of cash flow information:
Interest paid	$690	$669
Income taxes paid	$61,786	$61,804
Capital expenditures included in current liabilities	$46,963	$42,641

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of September 30, 2025 and December 31, 2024 and for the 13 and 39 weeks ended September 30, 2025 and September 24, 2024.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of September 30, 2025, we owned and operated 702 restaurants and franchised an additional 104 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 104 franchise restaurants, there were 44 domestic restaurants and 60 international restaurants, including one in a U.S. territory. As of September 24, 2024, we owned and operated 657 restaurants and franchised an additional 115 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 115 franchise restaurants, there were 59 domestic restaurants and 56 international restaurants, including one in a U.S. territory.

As of September 30, 2025 and September 24, 2024, we owned a majority interest in 19 company restaurants. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income.

As of September 30, 2025 and September 24, 2024, we owned a 5.0% to 10.0% equity interest in 17 and 20 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates under equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our unaudited condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 and 39 weeks ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As of September 30, 2025, we had no outstanding borrowings under the credit facility and had $446.8 million of availability, net of $3.2 million of outstanding letters of credit. As of December 31, 2024, we had no outstanding borrowings under the previous credit facility and had $296.8 million of availability, net of $3.2 million of outstanding letters of credit.

The interest rate for each credit facility as of September 30, 2025 and September 24, 2024 was 5.34% and 5.72%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of September 30, 2025.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2025	September 24, 2024	September 30, 2025	September 24, 2024
Restaurant and other sales	$1,429,111	$1,265,279	$4,373,427	$3,913,073
Royalties	6,545	6,808	20,790	20,601
Franchise fees	686	912	1,827	1,744
Total revenue	$1,436,342	$1,272,999	$4,396,044	$3,935,418

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2025	September 24, 2024	September 30, 2025	September 24, 2024
Beginning balance	$277,293	$250,485	$401,198	$373,913
Gift card activations, net of third-party fees	61,572	56,527	205,054	191,409
Gift card redemptions and breakage	(90,305)	(80,386)	(357,692)	(338,696)
Ending balance	$248,560	$226,626	$248,560	$226,626

We recognized restaurant sales of $36.0 million and $228.2 million for the 13 and 39 weeks ended September 30, 2025, respectively, related to amounts in deferred revenue as of December 31, 2024. We recognized restaurant sales of $26.1 million and $210.1 million for the 13 and 39 weeks ended September 24, 2024, respectively, related to amounts in deferred revenue as of December 26, 2023.

(5) Income Taxes

The effective tax rate was 13.1% and 16.7% for the 13 weeks ended September 30, 2025 and September 24, 2024, respectively. The effective tax rate was 14.4% and 15.1% for the 39 weeks ended September 30, 2025 and September 24, 2024, respectively. The decreases in the tax rates for the 13 and 39 weeks ended September 30, 2025 compared to the prior year periods were primarily due to an increase in the impact of the FICA tip tax credit.

(6)	Commitments and Contingencies

The estimated cost of completing capital project commitments at September 30, 2025 and December 31, 2024 was $234.3 million and $243.6 million, respectively.

As of September 30, 2025 and December 31, 2024, we were contingently liable for $8.7 million and $9.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of September 30, 2025 and December 31, 2024, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 39 weeks ended September 30, 2025 and September 24, 2024, we bought our beef primarily from four suppliers. Although there are a limited number of beef suppliers, we believe that other suppliers could provide a similar product on comparable terms. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Acquisitions

Business Combinations

During the 39 weeks ended September 30, 2025, we completed the acquisitions of 17 domestic franchise Texas Roadhouse restaurants. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $94.2 million, net of cash acquired.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification ("ASC") 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

We held a 5% equity interest in one of the restaurants acquired and a 10% equity interest in two of the restaurants acquired. These transactions were accounted for as step acquisitions and we recorded a gain of $1.2 million on our previous investments in equity income from investments in unconsolidated affiliates in the unaudited condensed consolidated statements of income.

The following table summarizes the consideration paid for these acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for measurement-period adjustments through September 30, 2025.

Current assets	$1,167
Property and equipment	20,020
Operating lease right-of-use assets	39,755
Goodwill	60,622
Intangible assets	16,780
Other assets	470
Current portion of operating lease liabilities	(1,383)
Deferred revenue-gift cards	(1,901)
Current liabilities	(1,148)
Operating lease liabilities, net of current portion	(40,152)
$94,230

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

Asset Acquisition

During the 13 weeks ended September 30, 2025, we completed the acquisition of our previously leased office buildings in Louisville, Kentucky that house our Support Center, for a total purchase price of $22.8 million. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The allocation of the purchase price among the acquired assets, which consisted of land and building improvements, was based on their relative fair value as of the acquisition date.

(8)   Related Party Transactions

As of September 30, 2025 and September 24, 2024, we had five franchise restaurants and one majority-owned company restaurant owned in part by current officers of the Company. We recognized revenue of $0.6 million for each of the 13 weeks ended September 30, 2025 and September 24, 2024 related to the five franchise restaurants. We recognized revenue of $1.9 million and $1.8 million for the 39 weeks ended September 30, 2025 and September 24, 2024, respectively, related to the five franchise restaurants.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding as presented in the accompanying unaudited condensed consolidated statements of income:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2025	September 24, 2024	September 30, 2025	September 24, 2024
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$83,172	$84,412	$320,919	$317,759
Basic EPS:
Weighted-average common shares outstanding	66,358	66,704	66,373	66,777
Basic EPS	$1.25	$1.27	$4.84	$4.76
Diluted EPS:
Weighted-average common shares outstanding	66,358	66,704	66,373	66,777
Dilutive effect of nonvested stock units	118	239	191	246
Shares-diluted	66,476	66,943	66,564	67,023
Diluted EPS	$1.25	$1.26	$4.82	$4.74

(10) Fair Value Measurements

At September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 30, 2025.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 30, 2025	December 31, 2024
Deferred compensation plan—assets	1	$127,526	$101,071
Deferred compensation plan—liabilities	1	$(127,526)	$(101,071)

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

For the 13 and 39 weeks ended September 30, 2025, we paid $40.0 million and $100.0 million, excluding excise taxes, to repurchase 230,540 shares and 573,329 shares of our common stock, respectively. This includes $70.0 million repurchased under our current authorization and $30.0 million repurchased under our prior authorization. For the 13 and 39 weeks ended September 24, 2024, we paid $9.6 million and $44.7 million, excluding excise taxes, to repurchase 56,248 and 278,914 shares of our common stock, respectively. As of September 30, 2025, $430.0 million remained under our authorized stock repurchase program.

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

The CODM uses restaurant margin as the primary financial measure for assessing the performance of our segments. Restaurant margin represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin is also used by our CODM to evaluate core restaurant-level operating efficiency and performance, assist in the evaluation of operating trends over time, and in making capital allocation decisions. Capital allocation decisions include approving new store openings and the refurbishment, expansion, or relocation of existing restaurants.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended September 30, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,336,660	$82,922	$9,529	$1,429,111
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	484,872	23,612	3,047	511,531
Labor	446,368	30,907	3,022	480,297
Rent	20,706	2,091	288	23,085
Other Operating	192,786	15,263	1,868	209,917
Restaurant margin	$191,928	$11,049	$1,304	$204,281

Depreciation and amortization	$43,773	$4,800	$4,055	$52,628
Segment assets	2,613,014	289,606	363,993	3,266,613
Capital expenditures	94,945	10,797	23,154	128,896

	For the 13 Weeks Ended September 24, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,184,125	$73,416	$7,738	$1,265,279
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	401,259	20,815	2,492	424,566
Labor	397,780	27,223	2,467	427,470
Rent	17,992	1,969	201	20,162
Other Operating	176,545	12,919	1,547	191,011
Restaurant margin	$190,549	$10,490	$1,031	$202,070

Depreciation and amortization	$37,372	$4,150	$2,988	$44,510
Segment assets	2,286,417	244,773	382,625	2,913,815
Capital expenditures	81,882	6,735	2,444	91,061

	For the 39 Weeks Ended September 30, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$4,097,648	$248,724	$27,055	$4,373,427
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	1,435,234	70,058	8,554	1,513,846
Labor	1,356,696	90,078	8,547	1,455,321
Rent	61,625	6,173	792	68,590
Other Operating	585,296	44,231	5,235	634,762
Restaurant margin	$658,797	$38,184	$3,927	$700,908

Depreciation and amortization	$126,103	$13,679	$12,390	$152,172
Segment assets	2,613,014	289,606	363,993	3,266,613
Capital expenditures	232,803	36,705	29,300	298,808

	For the 39 Weeks Ended September 24, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,672,510	$217,501	$23,062	$3,913,073
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	1,237,878	60,516	7,264	1,305,658
Labor	1,207,106	78,941	7,182	1,293,229
Rent	53,274	5,664	605	59,543
Other Operating	539,928	37,161	4,426	581,515
Restaurant margin	$634,324	$35,219	$3,585	$673,128

Depreciation and amortization	$108,327	$11,961	$8,630	$128,918
Segment assets	2,286,417	244,773	382,625	2,913,815
Capital expenditures	214,815	25,268	6,456	246,539

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended		39 Weeks Ended
	September 30, 2025	September 24, 2024	September 30, 2025	September 24, 2024
Restaurant margin	$204,281	$202,070	$700,908	$673,128

Add:
Royalties and franchise fees	7,231	7,720	22,617	22,345

Less:
Pre-opening	7,419	7,282	19,695	21,579
Depreciation and amortization	52,628	44,510	152,172	128,918
Impairment and closure, net	140	844	279	1,135
General and administrative	54,376	55,131	173,356	165,874
Income from operations	$96,949	$102,023	$378,023	$377,967

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

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 806 restaurants in 49 states, one U.S. territory, and ten foreign countries. As of September 30, 2025, our 806 restaurants included:

●	702 company restaurants, of which 683 were wholly-owned and 19 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income. Of the 702 company restaurants, we operated 638 as Texas Roadhouse restaurants, 54 as Bubba’s 33 restaurants, and 10 as Jaggers restaurants.

●	104 franchise restaurants, of which 17 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income. Of the 104 franchise restaurants, 39 were domestic Texas Roadhouse restaurants, five were domestic Jaggers restaurants, 59 were international Texas Roadhouse restaurants, including one restaurant in a U.S. territory, and one was an international Jaggers restaurant.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the equity interests in 17 of the 19 majority-owned company restaurants and 39 of the 44 systemwide domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended September 30, 2025 and September 24, 2024, are referred to as Q3 2025 and Q3 2024, respectively. The 39 weeks ended September 30, 2025 and September 24, 2024, are referred to as 2025 YTD and 2024 YTD, respectively. Fiscal year 2025 will be 52 weeks in length, with the quarters 13 weeks in length. Fiscal year 2024 was 53 weeks in length, with the fourth quarter 14 weeks in length.

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

●	Interest Income, Net. Interest income, net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees, as applicable.

●	Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of September 30, 2025, and September 24, 2024, we owned a 5.0% to 10.0% equity interest in 17 and 20 domestic franchise restaurants, respectively.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 19 majority-owned restaurants as of September 30, 2025 and September 24, 2024.

Q3 2025 Financial Highlights

Total revenue increased $163.3 million or 12.8% to $1,436.3 million in Q3 2025 compared to $1,273.0 million in Q3 2024 primarily due to an increase in store weeks and comparable restaurant sales. Store weeks and comparable restaurant sales increased 6.8% and 6.1%, respectively, at company restaurants in Q3 2025 compared to Q3 2024. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in per person average check.

Net income decreased $1.2 million or 1.5% to $83.2 million in Q3 2025 compared to $84.4 million in Q3 2024 as the increase in revenue was more than offset by increases in food and beverage costs and depreciation and amortization expenses. In addition, income tax expense decreased due to the decrease in profitability. Diluted earnings per share decreased 0.8% to $1.25 in Q3 2025 from $1.26 in Q3 2024 due to the decrease in net income partially offset by the impact of share repurchases.

Restaurant margin dollars increased $2.2 million or 1.1% to $204.3 million in Q3 2025 compared to $202.1 million in Q3 2024 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 14.3% in Q3 2025 compared to 16.0% in Q3 2024. The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to commodity inflation of 7.9% and wage and other labor inflation of 3.9% partially offset by higher sales.

Capital allocation spend included capital expenditures of $128.9 million, dividends of $45.1 million, and repurchases of common stock of $40.0 million.

Results of Operations

(in thousands)

	13 Weeks Ended				39 Weeks Ended
	September 30, 2025		September 24, 2024		September 30, 2025		September 24, 2024
	$	%	$	%	$	%	$	%
Condensed Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,429,111	99.5	1,265,279	99.4	4,373,427	99.5	3,913,073	99.4
Royalties and franchise fees	7,231	0.5	7,720	0.6	22,617	0.5	22,345	0.6
Total revenue	1,436,342	100.0	1,272,999	100.0	4,396,044	100.0	3,935,418	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	511,531	35.8	424,566	33.5	1,513,846	34.6	1,305,658	33.4
Labor	480,297	33.6	427,470	33.8	1,455,321	33.3	1,293,229	33.0
Rent	23,085	1.6	20,162	1.6	68,590	1.6	59,543	1.5
Other operating	209,917	14.7	191,011	15.1	634,762	14.5	581,515	14.9
(As a percentage of total revenue)
Pre-opening	7,419	0.5	7,282	0.6	19,695	0.4	21,579	0.5
Depreciation and amortization	52,628	3.7	44,510	3.5	152,172	3.5	128,918	3.3
Impairment and closure, net	140	NM	844	0.1	279	NM	1,135	NM
General and administrative	54,376	3.8	55,131	4.3	173,356	3.9	165,874	4.2
Total costs and expenses	1,339,393	93.3	1,170,976	92.0	4,018,021	91.4	3,557,451	90.4
Income from operations	96,949	6.7	102,023	8.0	378,023	8.6	377,967	9.6
Interest income, net	643	NM	1,916	0.2	2,988	0.1	5,007	0.1
Equity income from investments in unconsolidated affiliates	120	NM	235	NM	1,771	NM	778	NM
Income before taxes	97,712	6.8	104,174	8.2	382,782	8.7	383,752	9.8
Income tax expense	12,812	0.9	17,400	1.4	55,130	1.3	57,913	1.5
Net income including noncontrolling interests	84,900	5.9	86,774	6.8	327,652	7.5	325,839	8.3
Net income attributable to noncontrolling interests	1,728	0.1	2,362	0.2	6,733	0.2	8,080	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	83,172	5.8	84,412	6.6	320,919	7.3	317,759	8.1

NM — Not meaningful

Reconciliation of Income from Operations to Restaurant Margin
($ In thousands, except restaurant margin $ per store week)
	13 Weeks Ended			39 Weeks Ended
	September 30, 2025	September 24, 2024		September 30, 2025	September 24, 2024
Income from operations	$96,949	$	$ 102,023	$378,023	$377,967

Less:
Royalties and franchise fees	7,231		7,720	22,617	22,345

Add:
Pre-opening	7,419		7,282	19,695	21,579
Depreciation and amortization	52,628		44,510	152,172	128,918
Impairment and closure, net	140		844	279	1,135
General and administrative	54,376		55,131	173,356	165,874
Restaurant margin	$204,281	$	$ 202,070	$700,908	$673,128

Restaurant margin $/store week	$22,513		$23,784	$26,004	$26,725
Restaurant margin (as a percentage of restaurant and other sales)	14.3%		16.0%	16.0%	17.2%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 31, 2024	784	721	49	14
Company openings	19	13	5	1
Franchise openings - Domestic	1	—	—	1
Franchise openings - International	2	2	—	—
Balance at September 30, 2025	806	736	54	16

	September 30, 2025	September 24, 2024
Company - Texas Roadhouse	638	601
Company - Bubba's 33	54	48
Company - Jaggers	10	8
Total company	702	657

Franchise - Texas Roadhouse - Domestic	39	56
Franchise - Jaggers - Domestic	5	3
Franchise - Texas Roadhouse - International (1)	59	56
Franchise - Jaggers - International	1	-
Total franchise	104	115

Total	806	772
(1)	Includes a U.S. territory.

Q3 2025 compared to Q3 2024

Restaurant and Other Sales

Restaurant and other sales increased 12.9% in Q3 2025 compared to Q3 2024 and 11.8% in 2025 YTD compared to 2024 YTD. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2025	Q3 2024	2025 YTD	2024 YTD
Company Restaurants:
Increase in store weeks	6.8%	5.8%	7.0%	5.4%
Increase in average unit volume	5.2%	7.5%	4.0%	8.1%
Other	0.9%	0.2%	0.8%	—%
Total increase in restaurant and other sales	12.9%	13.5%	11.8%	13.5%

Store weeks	9,074	8,496	26,954	25,187
Comparable restaurant sales	6.1%	8.5%	5.1%	8.8%

Texas Roadhouse restaurants:
Store weeks	8,258	7,768	24,595	23,070
Comparable restaurant sales	6.3%	8.7%	5.2%	8.9%
Average unit volume (in thousands)	$2,104	$1,994	$6,533	$6,261

Weekly sales by group:
Comparable restaurants (599, 560, 583, and 549 units)	$163,079	$153,870	$168,909	$160,715
Average unit volume restaurants (26, 22, 28, and 17 units) (1)	$132,628	$132,430	$138,305	$153,918
Restaurants less than six months old (13, 19, 27, and 35 units)	$158,932	$142,628	$153,842	$142,925

Bubba's 33 restaurants:
Store weeks	691	624	2,000	1,805
Comparable restaurant sales	1.8%	5.3%	3.4%	5.0%
Average unit volume (in thousands)	$1,533	$1,500	$4,763	$4,633

Weekly sales by group:
Comparable restaurants (45, 40, 41, and 37 units)	$117,470	$116,330	$122,859	$120,952
Average unit volume restaurants (4, 5, 7, and 4 units) (1)	$123,363	$109,485	$117,874	$100,893
Restaurants less than six months old (5, 3, 6, and 7 units)	$132,031	$140,369	$141,243	$128,746

(1)	Average unit volume includes restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increase in restaurant sales for Q3 2025 and 2025 YTD was primarily due to an increase in store weeks and an increase in comparable restaurant sales. The increase in store weeks was driven by new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was driven by an increase in guest traffic counts along with an increase in our per person average check as shown in the table below.

	Q3 2025	Q3 2024	2025 YTD	2024 YTD
Guest traffic counts	4.3%	3.8%	3.1%	4.3%
Per person average check	1.8%	4.7%	2.0%	4.5%
Comparable restaurant sales growth	6.1%	8.5%	5.1%	8.8%

To-go sales as a percentage of restaurant sales were 13.6% in Q3 2025 compared to 12.7% in Q3 2024. To-go sales as a percentage of restaurant sales were 13.5% in 2025 YTD compared to 12.8% in 2024 YTD.

Per person average check includes the benefit of a menu price increase of approximately 1.4% implemented in Q2 2025 and menu price increases of approximately 2.2% and 0.9% implemented in Q2 2024 and Q4 2024, respectively. In addition, we implemented a menu price increase of approximately 1.7% at the beginning of Q4 2025.

In 2025 YTD, we opened 13 Texas Roadhouse company restaurants, five Bubba’s 33 company restaurants, and one Jaggers company restaurant. In 2025, we expect store week growth of approximately 5% across all concepts, including a benefit from franchise acquisitions in 2025 YTD, offset by the lapping of the additional week in 2024. In 2026, we expect store week growth of 5% to 6% across all concepts, including the impact of franchise acquisitions.

Royalties and Franchise Fees

Royalties and franchise fees decreased by $0.5 million or 6.3% in Q3 2025 compared to Q3 2024 and increased by $0.3 million or 1.2% in 2025 YTD compared to 2024 YTD. The decrease in Q3 2025 compared to Q3 2024 was due to decreased royalties related to the franchise stores that were acquired. The increase in 2025 YTD compared to 2024 YTD was due to increased royalties related to our royalty-based retail products that rolled out in 2024 partially offset by decreased royalties related to the franchise stores that were acquired.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 35.8% in Q3 2025 compared to 33.5% in Q3 2024 and increased to 34.6% in 2025 YTD compared to 33.4% in 2024 YTD. The increases were primarily driven by commodity inflation of 7.9% in Q3 2025 and 5.1% in 2025 YTD, primarily driven by higher beef costs and shifts within the menu, partially offset by the benefit of a higher average guest check.

In 2025, we expect commodity inflation of approximately 6% with prices locked for approximately 80% of our remaining forecasted costs and the remainder subject to market rates. In 2026, we expect commodity inflation of approximately 7%.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 33.6% in Q3 2025 compared to 33.8% in Q3 2024 and increased to 33.3% in 2025 YTD compared to 33.0% in 2024 YTD. The decrease in Q3 2025 compared to Q3 2024 was driven by the benefit of a higher average guest check and labor productivity partially offset by wage and other labor inflation of 3.9% in Q3 2025. The increase in 2025 YTD compared to 2024 YTD was driven by wage and other labor inflation of 4.1% in 2025 YTD partially offset by the benefit of a higher average guest check and labor productivity. Wage and other labor inflation was driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people.

In 2025, we expect wage and other labor inflation of approximately 4%. In 2026, we expect wage and other labor inflation of 3% to 4%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, was 1.6% in Q3 2025 and in Q3 2024 and was 1.6% in 2025 YTD compared to 1.5% in 2024 YTD. In Q3 2025 and 2025 YTD, higher rent expense at our recently acquired restaurants and newer restaurants was partially offset by the increase in average unit volume.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.7% in Q3 2025 compared to 15.1% in Q3 2024 and decreased to 14.5% in 2025 YTD compared to 14.9% in 2024 YTD. The decrease in Q3 2025 compared to Q3 2024 was driven by lower incentive compensation expense and the increase in average unit volume partially offset by higher general liability insurance expense of $1.4 million. The decrease in 2025 YTD compared to 2024 YTD was driven by lower incentive compensation expense, the increase in average unit volume, and lower general liability insurance expense of $3.7 million.

Pre-opening Expenses

Pre-opening expenses were $7.4 million in Q3 2025 compared to $7.3 million in Q3 2024 and $19.7 million in 2025 YTD compared to $21.6 million in 2024 YTD. Pre-opening costs will fluctuate from quarter to quarter based on specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, as a percentage of total revenue, increased to 3.7% in Q3 2025 compared to 3.5% in Q3 2024 and increased to 3.5% in 2025 YTD compared to 3.3% in 2024 YTD. The increases were driven by higher depreciation expense at our newer restaurants and intangible asset amortization expense related to the acquisition of franchise restaurants partially offset by the increase in average unit volume.

Impairment and Closure Costs, Net

Impairment and closure costs, net were $0.1 million in Q3 2025 compared to $0.8 million in Q3 2024 and $0.3 million in 2025 YTD compared to $1.1 million in 2024 YTD. In Q3 2025 and 2025 YTD, impairment and closure costs, net included closure costs related to restaurant relocations. In Q3 2024 and 2024 YTD, impairment and closure costs, net included costs related to the impairment of a building at a previously relocated store.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, decreased to 3.8% in Q3 2025 compared to 4.3% in Q3 2024 and decreased to 3.9% in 2025 YTD compared to 4.2% in 2024 YTD. The decreases were driven by the increase in average unit volume, lower incentive compensation expense, and lower restricted stock expense due to lapping the impact of the shift in the timing of our restricted stock grants from quarterly to annually.

Interest Income, Net

Interest income, net was $0.6 million in Q3 2025 compared to $1.9 million in Q3 2024 and was $3.0 million in 2025 YTD compared to $5.0 million in 2024 YTD. The decreases were driven by decreased earnings on our cash and cash equivalents.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $0.1 million in Q3 2025 compared to $0.2 million Q3 2024 and was $1.8 million in 2025 YTD compared to $0.8 million in 2024 YTD. The increase in 2025 YTD was driven by a $1.2 million gain on the acquisition of three of these affiliates.

Income Tax Expense

Our effective tax rate was 13.1% in Q3 2025 compared to 16.7% in Q3 2024 and was 14.4% in 2025 YTD compared to 15.1% in 2024 YTD. The decreases in the tax rates were driven by an increase in the impact of the FICA tip tax credit.

In 2025, we expect an effective tax rate of approximately 14.5% based on forecasted operating results. In 2026, we expect an effective tax rate of approximately 15% based on forecasted operating results.

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

The CODM uses restaurant margin as the primary measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin is used by our CODM to evaluate core restaurant-level operating efficiency and performance, assist in the evaluation of operating trends over time, and in making capital allocation decisions. Capital allocation decisions include approving new store openings and the refurbishment, expansion, or relocation of existing restaurants. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section above.

The following table presents a summary of restaurant margin by segment ($ in thousands):

	13 Weeks Ended
	September 30, 2025		September 24, 2024
Texas Roadhouse	$191,928	14.4%	$190,549	16.1%
Bubba's 33	11,049	13.3	10,490	14.3
Other	1,304	13.7	1,031	13.3
Total	$204,281	14.3%	$202,070	16.0%

	39 Weeks Ended
	September 30, 2025		September 24, 2024
Texas Roadhouse	$658,797	16.1%	$634,324	17.3%
Bubba's 33	38,184	15.4	35,219	16.2
Other	3,927	14.5	3,585	15.5
Total	$700,908	16.0%	$673,128	17.2%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $1.4 million or 0.7% in Q3 2025 and $24.5 million or 3.9% in 2025 YTD. The increases were due to higher sales partially offset by higher food and beverage costs due to commodity inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 14.4% in Q3 2025 from 16.1% in Q3 2024 and decreased to 16.1% in 2025 YTD from 17.3% in 2024 YTD. Restaurant margin percentage was primarily impacted by commodity inflation partially offset by higher sales.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $0.6 million or 5.3% in Q3 2025 and $3.0 million or 8.4% in 2025 YTD. The increases were due to higher sales partially offset by higher food and beverage costs due to commodity inflation and an increase in general liability insurance expense. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 13.3% in Q3 2025 from 14.3% in Q3 2024 and decreased to 15.4% in 2025 YTD from 16.2% in 2024 YTD. Restaurant margin percentage was primarily impacted by the increased expenses noted above, which were partially offset by higher sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	39 Weeks Ended
	September 30, 2025	September 24, 2024
Net cash provided by operating activities	$509,602	$516,089
Net cash used in investing activities	(384,202)	(237,216)
Net cash used in financing activities	(262,453)	(193,914)
Net (decrease) increase in cash and cash equivalents	$(137,053)	$84,959

Net cash provided by operating activities was $509.6 million in 2025 YTD compared to $516.1 million in 2024 YTD. This decrease was primarily due to an unfavorable change in working capital partially offset by an increase in depreciation and amortization expense and deferred income tax expense.

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

Net cash used in investing activities was $384.2 million in 2025 YTD compared to $237.2 million in 2024 YTD. The increase was primarily due to the acquisition of 17 franchise restaurants in 2025 YTD and an increase in capital expenditures. The increase in capital expenditures is due to an increase in restaurant relocations, restaurant refurbishments and expansions, and the purchase of our Support Center for approximately $22.8 million. These increases were partially offset by a decrease in the timing of new company restaurant spend.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants, and the acquisition of franchise restaurants, as applicable. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of September 30, 2025, we had developed 158 of the 702 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	39 Weeks Ended
	September 30, 2025	September 24, 2024
New company restaurants	$123,681	$144,574
Refurbishment or expansion of existing restaurants	110,580	87,014
Relocation of existing restaurants	39,327	10,540
Capital expenditures related to Support Center office	25,220	4,411
Total capital expenditures	$298,808	$246,539

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

We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility. In 2025, we expect capital expenditures of approximately $400 million, including the purchase of our Support Center. In 2026, we expect capital expenditures of approximately $400 million, driven primarily by an increase in new store openings.

Net cash used in financing activities was $262.5 million in 2025 YTD compared to $193.9 million in 2024 YTD. The increase is primarily due to an increase in share repurchases and an increase in quarterly dividends.

On February 19, 2025, our Board approved the payment of a quarterly cash dividend of $0.68 per share of common stock compared to the quarterly dividend of $0.61 per share of common stock declared in 2024. The payments of quarterly dividends totaled $135.4 million and $122.2 million in 2025 YTD and 2024 YTD, respectively.

On November 5, 2025, our Board approved the payment of the fourth quarter 2025 cash dividend of $0.68 per share of common stock. This payment will be distributed on December 30, 2025, to shareholders of record at the close of business on December 2, 2025.

On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500.0 million of our common stock. This stock repurchase program has no expiration date and replaces the previous stock repurchase program which was approved in 2022.

During 2025 YTD, we paid $100.0 million, excluding excise taxes, to repurchase 573,329 shares of our common stock. This includes $30.0 million repurchased under our prior authorization and $70.0 million repurchased under our current authorization. During 2024 YTD, we paid $44.7 million, excluding excise taxes, to repurchase 278,914 shares of our common stock. As of September 30, 2025, $430.0 million remained under our authorized stock repurchase program.

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

As of September 30, 2025, we had no outstanding borrowings under the credit facility and had $446.8 million of availability, net of $3.2 million of outstanding letters of credit, respectively. As of December 31, 2024, we had no outstanding borrowings under the previous credit facility and had $296.8 million of availability, net of $3.2 million of outstanding letters of credit.

The interest rate for each credit facility as of September 30, 2025 and September 24, 2024 was 5.34% and 5.72%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of September 30, 2025.

Guarantees

As of September 30, 2025 and December 31, 2024, we were contingently liable for $8.7 million and $9.4 million, respectively, for seven lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of September 30, 2025 and December 31, 2024 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 6 to the Condensed Consolidated Financial Statements appearing in Part 1, Item 1 of this report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading "Special Note Regarding Forward-looking Statements" and in Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2008, our Board approved our first stock repurchase program. From inception through September 30, 2025, we have paid $863.3 million, excluding excise taxes, through our authorized stock repurchase programs to repurchase 22,531,459 shares of our common stock at an average price per share of $38.32. On February 19, 2025, our Board approved a stock repurchase program under which we may repurchase up to $500.0 million of our common stock. This new stock repurchase program commenced on February 24, 2025, has no expiration date, and replaces the previous stock repurchase program which was approved on March 17, 2022 with respect to the repurchase of up to $300.0 million of common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act, as applicable.

For the 13 weeks ended September 30, 2025, we paid $40.0 million, excluding excise taxes, to repurchase 230,540 shares of our common stock. As of September 30, 2025, $430.0 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
July 2 to July 29	—	$—	—	$469,996,126
July 30 to August 26	136,706	$175.06	136,706	$446,063,990
August 27 to September 30	93,834	$171.24	93,834	$429,996,157
Total	230,540		230,540

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the 13 weeks ended September 30, 2025, no executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 14, 2025)

10.2

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Christopher C. Colson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 14, 2025)

10.3

Executive Employment Agreement between Texas Roadhouse Management Corp. and Lloyd Paul Marshall (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 14, 2025)

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

TEXAS ROADHOUSE, INC.

Date: November 7, 2025	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich
Interim Chief Financial Officer (Principal Financial Officer)
(Principal Accounting Officer)