Form 10-K
period 2025-12-30
Texas Roadhouse, Inc.
filed 2026-02-27
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended July 1, 2025 was approximately $12.5 billion based on the closing stock price of $189.22 on the Nasdaq Global Select Market.

The number of shares of common stock outstanding were 65,925,145 on February 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 30, 2025, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, in periodic reports and oral statements and in this Annual Report on Form 10-K, we present statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are based on our beliefs, assumptions, and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed under "Risk Factors" elsewhere in this report, factors that could contribute to these differences include, but are not limited to:

●	our ability to successfully execute our growth strategies;
●	our ability to successfully open new restaurants, acquire franchise restaurants, and/or execute other strategic initiatives;
●	our ability to increase and/or maintain dine-in and to-go sales as well as profits at our existing restaurants;
●	disruptions to the price and availability of our principal food and beverage products and all other operating costs;
●	labor shortages or increased labor costs, such as federal or state minimum wage changes, market wage levels, health care, sick pay, and workers’ compensation insurance costs;
●	our ability to integrate the franchise or other restaurants which we acquire or develop;
●	the continued service of key management personnel or the ability to implement successful human capital succession planning;
●	the impact of health epidemics or pandemics on our business including restrictions or regulations on our operations;
●	health, dietary, and other concerns about our food products;
●	our ability to attract, motivate, and retain qualified employees;
●	the impact of federal, state, or local government laws and regulations relating to our employees and the sale of food and alcoholic beverages;
●	the impact of litigation, including remedial actions, payment of damages and expenses, and negative publicity;
●	inflationary increases in the costs of construction, including labor and material costs, and/or real estate;
●	changes in consumer preferences and demographic trends;
●	the impact of initiatives by competitors and increased competition generally;
●	our ability to successfully expand and operate in new and existing domestic and international markets;
●	risks associated with partnering in markets with franchisees or other investment partners whose interests may not align with ours;
●	risks associated with developing and successfully operating additional concepts;
●	security breaches or technology failures including failure to protect and maintain the security of confidential guest, vendor, and employee information, either internally or by one of our vendors, compliance with privacy and data protection laws, and risks of failures or breaches of our data protection systems;

●	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our initiatives;
●	negative publicity regarding food safety, health concerns, and other food or beverage related matters, including the integrity of our or our suppliers’ food processing;
●	our franchisees’ adherence to the terms of their franchise agreements;
●	potential fluctuation in our quarterly operating results due to seasonality and other factors;
●	our ability to adequately protect our intellectual property;
●	our ability to adequately protect the physical security of our employees, guests, and restaurants;
●	our ability to raise capital in the future;
●	volatility of actuarially determined self-insurance losses and loss estimates;
●	adoption of new, or changes in existing, accounting policies and practices;
●	changes in and/or interpretations of federal and state tax laws;
●	adverse weather conditions which impact guest traffic at our restaurants; and
●	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending.

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

PART I

ITEM 1. BUSINESS

Texas Roadhouse, Inc. (the "Company," "we," "our," and/or "us") was incorporated under the laws of the state of Delaware in 2004. The principal executive office is located in Louisville, Kentucky.

Introduction

The Company is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 816 restaurants in 49 states, one U.S. territory, and ten foreign countries.

Our mission statement is "Legendary Food, Legendary Service®" and our core values are "Passion, Partnership, Integrity, and Fun with Purpose." Our operating strategy is designed to position each of our restaurants as the local hometown favorite for a broad segment of consumers seeking high quality, affordable meals served with friendly, attentive service. This strategy guides our purpose statement of "Serving Communities Across America and the World."

Restaurant Concepts

As of December 30, 2025, we owned and operated 714 restaurants and franchised an additional 102 restaurants. Of the 714 restaurants we owned and operated, we operated 648 as Texas Roadhouse restaurants, 56 as Bubba’s 33 restaurants, and ten as Jaggers restaurants. Of the 102 franchise restaurants, 36 were domestic Texas Roadhouse restaurants, five were domestic Jaggers restaurants, 60 were international Texas Roadhouse restaurants, including two restaurants in a U.S. territory, and one was an international Jaggers restaurant.

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

Bubba’s 33 is a moderately priced, full-service, casual dining restaurant concept featuring scratch-made food for all with a little rock 'n' roll, ice-cold beer, and signature cocktails. Our menu features burgers, pizza, and wings as well as a wide variety of appetizers, sandwiches, and dinner entrées. Bubba’s 33 is open for daily lunch and dinner service and delivery is offered at a majority of locations. Our first Bubba’s 33 restaurant opened in May 2013 in Fayetteville, North Carolina.

Jaggers is a fast-casual restaurant concept offering burgers, hand-breaded chicken sandwiches and chicken tenders, made-to-order fresh salads, and hand-spun milkshakes. Jaggers offers drive-thru, carry-out, and dine-in service options. We also offer delivery at a majority of locations. Our first Jaggers restaurant opened in December 2014 in Noblesville, Indiana.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba’s 33, and Jaggers as separate operating segments. In addition, we have identified our retail initiatives as a separate operating segment. Finally, we have identified Texas Roadhouse and Bubba's 33 as reportable segments.

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
●	Creating a fun and comfortable atmosphere with a focus on high quality service. We believe the service quality and atmosphere we establish in our restaurants is a key component for fostering repeat business. In our full-service restaurants, we focus on keeping our table-to-server ratios low to allow our servers to truly focus on their guests and serve their needs in a personal, individualized manner. Our Texas Roadhouse restaurants feature a rustic southwestern lodge décor accentuated with hand-painted murals, neon signs, and southwestern prints, rugs, and artifacts. Additionally, our restaurants continuously play upbeat country hits. Our Bubba’s 33 restaurants feature walls lined with televisions airing sporting events and music videos and are decorated with sports jerseys, neon signs, and other local flair. Jaggers offers both drive-thru and dining room service in a modern design featuring a contemporary exterior and a comfortable and inviting dining room.
●	Owner-operator partnership model. As part of our effort to maintain a People-First culture, we offer a performance-based compensation program supported by competitive benefits and health programs to our individual restaurant managers and multi-restaurant operators, who are called "managing partners" and "market partners," respectively. Each of these partners is required to sign a multi-year employment agreement and make a refundable deposit at the time of hire, that we believe reinforces an ownership mentality. The annual compensation of these partners includes a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s pre-tax income. By providing our partners with a significant stake in the success of our restaurants, we believe that we are able to attract and retain talented, experienced, and highly motivated managing and market partners.
●	Offering everyday value. Our everyday value includes attractive price points, generous portions, and heaping sides. When we evaluate menu pricing, we focus on remaining disciplined as we balance short-term pressures with long-term growth while always keeping our guest top of mind. Prices are reviewed individually in each local market and are offered at moderate price points without sacrificing food quality. Within each menu category, we offer a choice of several price points with the goal of fulfilling each guest’s budget and value expectations. Based on the results of our pricing evaluations, we will continue to take pricing actions we feel are needed while striving to maintain our value proposition.
●	Serving our communities. We strive to be the neighborhood destination in each market in which we operate. We do not rely on national television or print advertising to promote our brands. To build brand awareness and become the hometown favorite, our partners engage with their local communities through a variety of promotional activities, such as contributing time, money, and complimentary meals to charitable, civic, and cultural programs. Additionally, we employ marketing coordinators at the restaurant and market level to develop and execute the majority of the local marketing strategies.
●	Focusing on dinner. In nearly all of our Texas Roadhouse restaurants, we limit our operating hours to dinner only during the weekdays with over 60% of our restaurants offering lunch on Friday. This focus on dinner allows our restaurant teams to prepare for and manage only one shift per day during the week and to prepare for the significant volumes of sales our restaurants generate.

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

Our current prototypical Bubba’s 33 restaurant consists of a freestanding building with approximately 7,600 square feet with seating for approximately 270 to 330 guests. Some locations include patio seating for approximately 60 guests. Parking is targeted for approximately 180 vehicles either on-site or in combination with some form of off-site cross parking arrangement. In 2026, we expect to also utilize a smaller prototype which will be approximately 6,700 square feet.

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

In 2025 and 2024, our average capital investment for Texas Roadhouse restaurants was approximately $8.3 million and $8.0 million, respectively. In 2025, the increase was primarily due to higher rent and building costs. We expect our average capital investment for restaurants to be opened in 2026 to increase to approximately $8.9 million primarily due to higher rent and building costs.

In 2025 and 2024, our average capital investment for Bubba’s 33 restaurants was $9.0 million and $8.6 million, respectively. In 2025, the increase was primarily due to higher building and sitework costs. We expect our average capital investment for restaurants to be opened in 2026 to decrease to approximately $8.5 million primarily due to lower building and sitework costs associated with the smaller prototype, partially offset by higher rent.

Existing Restaurant Locations

As of December 30, 2025, we had 714 company restaurants and 102 franchise restaurants in 49 states, one U.S. territory, and ten foreign countries as shown in the chart below.

	Number of Restaurants
	Company	Franchise	Total
Alabama	13	—	13
Alaska	2	—	2
Arizona	24	—	24
Arkansas	9	—	9
California	14	5	19
Colorado	17	1	18
Connecticut	6	—	6
Delaware	5	—	5
Florida	50	—	50
Georgia	21	1	22
Idaho	6	—	6
Illinois	21	—	21
Indiana	37	2	39
Iowa	11	—	11
Kansas	7	1	8
Kentucky	22	3	25
Louisiana	11	1	12
Maine	3	—	3
Maryland	14	—	14
Massachusetts	11	—	11
Michigan	23	3	26
Minnesota	7	—	7
Mississippi	3	—	3
Missouri	19	—	19
Montana	3	—	3
Nebraska	4	—	4
Nevada	4	—	4
New Hampshire	4	—	4
New Jersey	10	—	10
New Mexico	11	—	11
New York	22	—	22
North Carolina	23	3	26
North Dakota	3	—	3
Ohio	40	—	40
Oklahoma	10	—	10
Oregon	2	—	2
Pennsylvania	30	5	35
Rhode Island	3	—	3
South Carolina	9	—	9
South Dakota	2	—	2
Tennessee	20	—	20
Texas	101	7	108
Utah	10	1	11
Vermont	1	—	1
Virginia	25	—	25
Washington	4	1	5
West Virginia	4	3	7
Wisconsin	11	4	15
Wyoming	2	—	2
Total domestic restaurants	714	41	755
Puerto Rico	—	2	2
Bahrain	—	1	1
China	—	1	1
South Korea	—	8	8
Kuwait	—	3	3
Mexico	—	5	5
Philippines	—	25	25
Qatar	—	1	1
Saudi Arabia	—	4	4
Taiwan	—	6	6
United Arab Emirates	—	5	5
Total international restaurants, including a U.S. territory	—	61	61
Total system-wide restaurants	714	102	816

Food

Menu. Our restaurants offer a wide variety of menu items at attractive prices that are designed to appeal to a broad range of consumer tastes. At Texas Roadhouse restaurants, we offer a broad assortment of specially seasoned and aged steaks, all cooked over open grills and all but one hand-cut daily on the premises. We also offer our guests a selection of ribs, seafood, chicken, pork chops, pulled pork, and vegetable plates, and an assortment of burgers, salads, and sandwiches. Entrée prices include roasted in-shell peanuts, fresh baked yeast rolls, and most include the choice of two made-from-scratch sides. Other menu items include specialty appetizers such as the "Cactus Blossom®" and "Rattlesnake Bites." We also provide a "12 & Under" menu for children that includes a selection of smaller-sized entrées served with one side item and a beverage.

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

Most of our full-service restaurants feature a full bar that offers a selection of draft and bottled beer, major brands of liquor and wine, as well as made in-house margaritas and signature cocktails. In 2025, alcoholic beverages at all company restaurants accounted for 8.8% of restaurant sales. Managing partners are encouraged to tailor their beer selection to include regional and local brands. We have also expanded our beverage offerings with a new selection of handcrafted mocktails, along with $5 all-day every-day beer and margarita specials.

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

We perform regular food safety and sanitation audits of our restaurants and these results are reviewed by various members of operations and management. To maximize adherence to food safety protocols, we have incorporated Hazard Analysis Critical Control Points principles and critical procedures (such as hand washing) in each recipe. All restaurant managers are required to complete the American National Standards Institute Certified Food Manager training. In addition, product coaches and certain food team members are required to obtain their Certified Professional-Food Safety designation from the National Environmental Health Association.

All health department reports are entered into our database and reviewed by the food safety team, with trend analyses used to support corrective actions. We have also partnered with a vendor to support compliance with the Food Safety Modernization Act traceability requirements for designated products. The required infrastructure is in place and we are receiving data feeds from distributors following implementation.

Procurement. Our procurement philosophy is designed to supply fresh, quality products to our restaurants at competitive prices while maximizing operating efficiencies. We negotiate directly with suppliers for substantially all food and beverage products to maximize quality and freshness and obtain competitive prices. Food and supplies are ordered by and shipped directly to our domestic restaurants. Most food products used in the operation of our restaurants are distributed to individual restaurants through national distribution companies. We strive to qualify more than one supplier for all key food items and believe that beef of comparable quality as well as all other essential food and beverage products are available, upon short notice, from alternative qualified suppliers.

As a requirement of our quality assurance process, primary food items are purchased from qualified vendors who are regularly audited by reputable, outside inspection services confirming compliance with United States Food and Drug Administration and United States Department of Agriculture guidelines, the results of which are reviewed by our food safety team.

We are committed to building long-term partnerships with suppliers who are dedicated to delivering and producing safe, high-quality ingredients and products. All suppliers are expected to comply with our Vendor Partner Expectations that outlines our standards for vendors, which include without limitation, adherence to our food safety standards, how they conduct their business, how they treat their employees, and an expectation that our suppliers will comply with all applicable laws and regulations. We have added these Vendor Partner Expectations to various contracts with our largest suppliers and distributors and are looking for ways to incorporate them into our contracts for additional selected vendors.

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

Guest Satisfaction. We receive valuable feedback from our guests through the use of guest surveys, our various websites including "texasroadhouse.com," "bubbas33.com," or "eatjaggers.com," a toll-free guest response telephone line, emails, letters, social media, and personal interaction in the restaurant. We have implemented several programs to evaluate guest satisfaction, with particular attention given to food, beverage, and service quality, cleanliness, staff attitude and teamwork, and manager visibility and interaction. We continue to evaluate and implement new processes and technologies relating to guest satisfaction, including reducing guest wait times, improving host interaction with the guest, and improving the to-go experience for our guests.

Atmosphere. The atmosphere of our restaurants is intended to appeal to broad segments of the population. Substantially all Texas Roadhouse restaurants are of our prototype design, reflecting a rustic southwestern lodge atmosphere. The interiors feature wood walls and stained concrete floors and are decorated with hand-painted murals, neon signs, southwestern prints, rugs, and artifacts. The restaurants continuously play upbeat country music hits. Guests may also view a display-baking area, where our fresh baked yeast rolls are prepared, and a meat cooler displaying fresh cut steaks. Once seated at a table, guests can enjoy free fresh baked yeast rolls along with roasted in-shell peanuts. Our

Bubba’s 33 restaurants feature walls lined with televisions playing a variety of sports events and music videos and are decorated with sports jerseys, neon signs, and other local flair. Jaggers offers both drive-thru and dining room service in a modern design featuring a contemporary exterior and a comfortable and inviting dining room.

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

Training and Development. All restaurant employees are required to complete varying degrees of training before and during employment. Our comprehensive training program emphasizes our operating strategy, procedures, and standards, including responsible alcohol service and food safety, and is typically conducted individually at our restaurants or in groups throughout the country.

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

Local Store Marketing. Given our strategy to be a neighborhood destination, local store marketing is integral in developing brand awareness in each market, for each restaurant. Managing Partners are encouraged to participate in creative, community-based marketing. We also engage in a variety of promotional activities, such as contributing time and complimentary meals to charitable, civic, and cultural events. We employ local store marketers at the restaurant level and marketing coaches at the market level to develop and execute the majority of the local marketing strategies.

In-restaurant Marketing. A significant portion of our marketing fund is spent communicating with our guests inside our restaurants through point of purchase materials. We believe special campaigns such as Valentine’s Day, Mother’s Day, Father’s Day, and Veterans Day drive notable repeat business. Our eight-week holiday gift card campaign is one of our most impactful campaigns.

Advertising. Our restaurants do not rely on national television or print advertising to promote our brands. Earned local media is a critical part of our strategy that highlights our food, people and community involvement via local television, print, and radio features. Our restaurants use a permission-based email loyalty program, as well as social media and digital marketing, to promote the brand and engage with our guests. Our approach to media aligns with our focus on local store marketing and community involvement. Additionally, we continue to look for ways through various strategic initiatives to drive awareness and guest engagement with our brands. This includes the inclusion of branded food and retail products that are available for purchase online and in select retailers. These products include non-royalty based food and accessories as well as licensing arrangements for frozen rolls, whipped buttery spreads, beef jerky, and steak sauces and seasonings. We also have branded bagged peanuts in stadiums across the United States.

Restaurant Franchise Arrangements

Franchise Restaurants. As of December 30, 2025, we had 21 franchisees that operated 102 Texas Roadhouse and Jaggers restaurants in 15 states, one U.S. territory, and ten foreign countries.

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

Internationally, we have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in several foreign countries and one U.S. territory. For the existing international agreements, the franchisee is generally required to pay us a development fee for our grant of development rights in specified defined territories located within all or certain parts of named countries, a franchise fee for each restaurant to be opened, and royalties based on a percentage of gross sales.

We have also entered into area development and franchise agreements for Jaggers for both domestic and international franchise locations. Our standard Jaggers franchise agreement has a term of ten years with two renewal options for an additional five years each if certain conditions are satisfied. Currently, we have area development agreements in place that allow for the development and operation of Jaggers restaurants both domestically and internationally. As part of these agreements, the franchisees are required to pay us a development fee for our grant of development rights in the named territories, a franchise fee for each restaurant to be opened, and royalties based on a percentage of gross sales.

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

Our area development or franchise agreements, whether domestic or international, may be terminated if the franchisee defaults in the performance of any of its obligations under the development or franchise agreement, including its obligations to develop the territory or operate its restaurants in accordance with our standards and specifications. A franchise agreement may also be terminated, among other things, if a franchisee becomes insolvent, fails to make its required payments, creates a threat to the public health or safety, ceases to operate the restaurant, or misuses our trademarks.

Franchise Compliance Assurance. We have various systems in place to promote compliance with our systems and standards, both during the development and operation of franchise restaurants. We actively work with our franchisees to support successful franchise operations as well as compliance with our standards and procedures. During the restaurant development phase, we consent to the selection of restaurant sites and make available copies of our prototype building plans to franchisees. In addition, we ensure that the building design is in compliance with our standards. We provide training to a certain number of managers of a franchisee’s first restaurant. We also provide trainers to assist in the opening of every domestic franchise restaurant, and we provide trainers to assist our international franchisees in the opening of their restaurants until such time as they develop an approved restaurant opening training program. Finally, on an ongoing basis, we conduct reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Our franchisees are required to follow the same standards and procedures regarding equipment and food purchases, preparation, and safety procedures as we maintain in our company restaurants. Reviews are conducted by seasoned operations teams and focus on key areas including health, safety, and execution proficiency. Finally, we perform initial, annual, and/or periodic due diligence from a compliance perspective on certain franchisees based on a risk assessment and evaluation of the franchise partner.

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

We accept credit cards, debit cards, gift cards, and cash as payment at our restaurants. We have systems and processes in place that focus on the protection of our guests’ credit and debit card information and other private information that we are required to protect. Our systems have been carefully designed and configured to safeguard against data loss or compromise. We submit our systems to regular independent audits and reviews, as required by the Payment Card Industry Data Security Standards ("PCI DSS") for a level 1 provider status, to validate compliance and assess vulnerabilities in our systems. See Risk Factors in Item 1A of this Form 10-K for a discussion of risks associated with breaches of security related to confidential guest information.

We have made several digital enhancements to improve the guest experience and support increased volumes at our restaurants. These enhancements include a fully customized digital platform that lets guests join the waitlist, place pickup or curbside orders, and make payments. We have also implemented texting systems that allow dine-in guests to wait outside or in their vehicles, improving both convenience and the to-go experience. In addition, new contactless payment options provide a smoother checkout and faster table turnover.

Our domestic restaurants have implemented digital kitchen display systems that increase efficiency, help manage higher volumes, and enhance the employee and guest experience. Finally, we have deployed a digital guest management system in all domestic restaurants to more efficiently manage server rotations, floor plans, and both online and in-store waitlists.

We believe that our current systems, together with our practice of implementing regular updates and evaluating potential technological enhancements, position us well to support our current operating needs and anticipated future growth. Information systems projects, including potential technology updates, are prioritized based on strategic, financial, regulatory, and other business advantage criteria.

Competition

Competition in the restaurant industry is intense. We compete with well-established food service companies on the basis of taste, quality, price and value of the food offered, service, atmosphere, location, take-out and delivery options, as well as the overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant chains. We also face competition from meal kit delivery services as well as the supermarket industry. In addition, improving product offerings of fast-casual and quick-service restaurants and better execution of to-go sales, together with negative economic conditions could cause consumers to choose less expensive alternatives. Although we believe that we compete favorably with respect to each of the above channels, other restaurants and retail establishments compete for the same casual dining guests, quality site locations, and restaurant-level employees as we do. We expect intense competition to continue across all aspects of the restaurant industry.

Trademarks

We derive significant value from the ownership and use of our trademarks, service marks, trade dress, and other intellectual property rights. We rely on these to market our concepts to consumers, distinguish our brands from other restaurant concepts, establish our unique brands, and prevent consumer confusion with other restaurant concepts, as well as in connection with our retail initiatives. Accordingly, we have implemented processes to monitor our registrations and identify any infringement of our intellectual property rights. Our registered trademarks and service marks include, among others, our trade names and logos related to certain core menu offerings. We have registered all of our significant domestic marks for our restaurants with the United States Patent and Trademark Office. We have registered or have registrations pending for our most significant trademarks and service marks in multiple foreign jurisdictions and have registered or have registrations pending on certain trademarks and service marks for different classifications relating to our retail initiatives. We have also registered various Internet domain names.

Government Regulation

We are subject to a variety of federal, state, local, and international laws affecting our business. For a discussion of the risks and potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A, Risk Factors.

Each of our restaurants is subject to permitting and licensing requirements and regulations by a number of government authorities, which may include, among others, alcoholic beverage control, health and safety, sanitation, labor, use of packaging and materials, zoning, and public safety agencies in the state and/or municipality in which each restaurant is located. The development and operation of restaurants depends on selecting and acquiring suitable sites that satisfy our financial targets, which are subject to zoning, land use, environmental, traffic, and other regulations. We are also subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content, consumer protection, and menu labeling.

In addition to domestic regulations, our international business exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export controls and customs requirements, the potential imposition of tariffs or other trade barriers or restrictions, other international trade regulations, the USA Patriot Act, and the Foreign Corrupt Practices Act.

In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority, and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages at our restaurants. These licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that served alcoholic beverages to the intoxicated person. Consistent with industry standards, we focus on responsible alcohol service training and carry liquor liability coverage as part of our existing comprehensive general liability insurance and excess umbrella coverage, through third-party insurance and/or our wholly-owned captive insurance company. Additionally, and as part of our enterprise risk management program, we have a cross-functional risk subcommittee focused solely on responsible alcohol service.

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

We maintain a Tip Rate Alternative Commitment agreement with the Internal Revenue Service. By complying with educational and other requirements of the agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

Our restaurants are also subject to other federal and state labor laws and regulations governing such matters as health benefits, leaves of absence, unemployment taxes, workers’ compensation, work authorization and eligibility requirements and enforcement, working conditions, safety standards, equal employment opportunities, anti-discrimination and harassment, reasonable accommodation, and other similar legal requirements.

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

Seasonality

Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the first half of each year. Holidays, changes in weather, severe weather, and similar conditions may impact sales volumes seasonally in some operating regions. As a result, our quarterly operating results and comparable restaurant sales may fluctuate due to seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may fluctuate.

Human Capital Management

At Texas Roadhouse, we take pride in being a People-First company. As of December 30, 2025, we employed approximately 101,000 people. This included 935 executive and administrative personnel and 4,059 restaurant management personnel, while the remainder were full and part-time hourly restaurant personnel. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

Our business relies on our ability to attract, retain, engage, recognize, train, and develop talented employees. To attract and retain a broad range of talent and experience, we focus on casting a wide net, sourcing qualified candidates through multiple channels, and maintaining our People-First culture through shared core values and a performance-

based compensation program supported by competitive benefits and health programs. Further, our training and development programs are designed to provide our employees at all levels the tools to succeed at their current job as well as ample opportunities for continuous learning, networking, growth, and development.

Additionally, we believe that diversity of talent and experience, employee engagement, and inclusion of all Roadies are vital parts of our culture and what makes us truly Legendary. We value and welcome employees of all walks of life to share their gifts, strengths, voices, talents, and inspiration with us while working in our restaurants and Support Center, as we strive to reflect the communities we are proud to serve. We are committed to treating everyone with respect, appreciation, and fairness every day to ensure that we remain a legendary place to work. As a result, we are committed to attracting, retaining, engaging, recognizing, training, and developing a workforce that has a variety of talents and experiences and is committed to upholding our shared values. The table below shows the gender and racial and ethnic makeup of our employees as of December 30, 2025:

	December 30, 2025
	Women	People of Color (1)
Support Center	54%	13%
Restaurant Managers	40%	25%
Hourly Restaurant Employees	57%	45%
(1)	Denotes employees at company restaurants and our Support Center that identify as American Indian/Alaskan Native, Asian, Black/African American, Hispanic/Latino, Native Hawaiian/Pacific Islander, or two or more races.

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

Beyond our partner programs, we support our employees by offering competitive wages and a comprehensive benefits package to eligible employees. As part of our total rewards packages and consistent with our partnership mentality, thousands of our employees share in the financial success of Texas Roadhouse through bonuses and stock awards, which vary by employee level. In addition to competitive pay, our benefits programs (which also vary by employee level) include, among other items, retirement savings plans with employer matching contributions, healthcare and insurance benefits, health savings and flexible spending accounts, tuition reimbursement, paid time off, paid parental leave, discounts in our restaurants, and a variety of employee assistance and wellness programs.

Training & Development. We motivate and develop our employees by providing them with opportunities for increased responsibilities and advancement. As a part of our overall People-First strategy, we are committed to providing training and development opportunities through a variety of in-person and virtual programs and classes that are offered to restaurant employees, operators, and Support Center employees, all of which are designed to give employees at all levels the tools to succeed at their current job as well as opportunities for continuous learning, networking, skills growth, and development. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In addition, our geographic footprint often allows us to offer our restaurant team members relocation options at similar roles due to personal circumstances.

Employee Engagement. We value the diverse thoughts, opinions, and feedback from our employees at all levels across the Company, which means engaging and listening as a management team to what our employees have to say. We take an expansive and strategic approach to the manner in which we solicit and receive feedback utilizing a variety of methods from in-person focus groups to large-scale surveys, as well as our annual "Fall Tour" listening sessions. Through this employee engagement, we believe these listening sessions and tools allow us a better opportunity to constructively engage with and understand our employees’ strengths, opportunities, and challenges as we continue to work to evaluate and develop ways to leverage or address opportunities in our business.

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

Andy’s Outreach. Andy’s Outreach is a non-profit, tax-exempt organization whose mission is to provide financial support to employees of Texas Roadhouse and their families in times of severe hardship or crisis and in cases of tragic or catastrophic need. Andy’s Outreach is mainly funded by the support of Texas Roadhouse employees through payroll contributions, a domestic franchise store that is owned by Andy’s Outreach, and other fundraising efforts. Since its inception, Andy’s Outreach has assisted over 25,000 employees and distributed over $33 million.

Additional information about our People-First initiatives is available through our website at www.texasroadhouse.com, under the investors section.

Corporate Sustainability

Our corporate sustainability mission is to leave every community better than we found it by focusing on four pillars consisting of food, community, employees, and conservation. As we test and roll out new programs, we continue to build champions who are invested in furthering our sustainability efforts. Ongoing initiatives such as our meat cutter program, support of non-profits, employee development, and focus on conservation, create steady progress for our overall corporate sustainability program and are integrated into our daily operations. Additional information about our corporate sustainability mission is available through our website at www.texasroadhouse.com, under the corporate sustainability section.

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

Name	Age	Position
Gerald L. Morgan	65	Chief Executive Officer
Regina A. Tobin	62	President
Christopher C. Colson	49	Chief Business and Administrative Officer
Hernan E. Mujica	64	Chief Technology Officer
Travis C. Doster	59	Chief Communications Officer
L. Paul Marshall	57	Chief Growth Officer
Michael S. Lenihan	53	Chief Financial Officer
Keith V. Humpich	55	Chief Accounting and Financial Services Officer
Sean G. Renfroe	45	General Counsel

Gerald L. Morgan. Mr. Morgan is Chief Executive Officer and Executive Vice Chairman of the Company. Mr. Morgan was appointed Chief Executive Officer in March 2021 and subsequently appointed Executive Vice Chairman of the Company in August 2025 while remaining as Chief Executive Officer. Mr. Morgan joined the Company in 1997, during which time he has held the positions of Managing Partner, Market Partner, and Regional Market Partner. Mr. Morgan also previously served as President from December 2020 until Ms. Tobin’s appointment to President in January 2023. Mr. Morgan has 40 years of restaurant management experience with Texas Roadhouse, Bennigan’s Restaurants, and Burger King.

Regina A. Tobin. Ms. Tobin is President of the Company, having been appointed to this position in January 2023. Ms. Tobin previously served as the Company’s Chief Learning and Culture Officer, a position she held from June 2021 through her appointment to President. Ms. Tobin joined the Company in 1996, during which time she has held the positions of Managing Partner at our first prototype store in Louisville, KY, Market Partner in Southwest Florida, and Vice President of Training. Before joining Texas Roadhouse, Ms. Tobin was a multi-unit operator with Chi-Chi’s. Ms. Tobin has 40 years of restaurant industry experience.

Christopher C. Colson. Mr. Colson is Chief Business and Administrative Officer and Corporate Secretary of the Company, having been appointed to Chief Business and Administrative Officer in August 2025 and Corporate Secretary in August 2019. Mr. Colson previously served as the Company’s Chief Legal and Administrative Officer, a position he held from January 2023 through his appointment to Chief Business and Administrative Officer, and as General Counsel, a position he held from March 2021 until January 2023. Mr. Colson joined the Company in 2005, during which time he has held the positions of Senior Counsel, Associate General Counsel, and Executive Director of the Global Development Group. Mr. Colson has over 25 years of restaurant industry experience with Texas Roadhouse, Frost Brown Todd (serving as outside counsel to the Company), Yum! Brands Inc., and as assurance staff at KPMG.

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

L. Paul Marshall. Mr. Marshall is Chief Growth Officer of the Company, having been appointed to this position in August 2025. In this role, he leads the Bubba’s 33 concept while also supporting the oversight of the construction, design, real estate, development, and facilities functions across all concepts. Mr. Marshall joined Texas Roadhouse in 1997 as the Managing Partner in Killeen, Texas.  He was promoted to Market Partner in 2003 and then subsequently promoted to Vice President of Operations – Bubba’s 33 in 2021. Before joining Texas Roadhouse, Mr. Marshall was a multi-unit operator with Landry’s Seafood. Mr. Marshall has over 35 years of restaurant industry experience.

Michael S. Lenihan. Mr. Lenihan is Chief Financial Officer of the Company, having been appointed to this position in December 2025 upon joining the Company. In this role, Mr. Lenihan is responsible for overseeing the Company’s accounting, financial reporting, investor relations, tax, treasury, internal audit, and finance functions, as well as serving as the Company’s principal financial officer. Prior to joining the Company, Mr. Lenihan served as the Chief Financial Officer and Chief U.S. Development Officer for CKE Restaurants Holdings, Inc. from September 2023 to October 2025, where he led finance and U.S. development of the Hardee’s and Carl’s Jr. brands. Prior to joining CKE Restaurants, Mr. Lenihan was with Yum! Brands Inc. from 2003 through 2023 where he served in various positions for Yum! corporate and the Pizza Hut and KFC brands. Mr. Lenihan has nearly 30 years of finance experience.

Keith V. Humpich. Mr. Humpich is Chief Accounting and Financial Services Officer of the Company, having been appointed to this position in December 2025. In this role, he supports the Company’s accounting, SEC reporting, investor relations, tax, treasury, internal audit, and financial analysis functions, as well as continues to serve as the Company’s principal accounting officer. Mr. Humpich joined the Company in February 2005 as the Director, then Senior Director, of Internal Audit, which he served until his promotion to Vice President of Finance in 2021, overseeing the Company’s financial reporting, tax, treasury, internal audit, and financial analysis functions. Mr. Humpich was appointed the Company’s principal accounting officer in January 2023 and also began overseeing the accounting function at that time. Mr. Humpich previously served as interim Chief Financial Officer of the Company from January 2023 through June 2023, and from June 2025 through December 2025. Prior to joining the Company, he held several different finance and/or audit positions at Lexmark International and Ernst & Young LLP. Mr. Humpich has over 30 years of accounting, audit, and finance experience.

Sean G. Renfroe. Mr. Renfroe is General Counsel of the Company, having been appointed to this position in December 2025. In this role, he oversees the legal department including the corporate transactions, franchise, litigation, intellectual property, risk, and liquor license functions. He joined the Company in May 2013 serving as Senior Counsel, then Associate General Counsel – Corporate Transactions, where he served until his promotion to Vice President of Legal and Deputy General Counsel in May 2024. In this role, he oversaw the Company’s entire real estate and franchise portfolio from a legal perspective and managed the Company’s corporate transactions functions, as well as performed key legal operations, corporate governance, compliance, and securities services for the Company. He has also served as Assistant Secretary to the Board since 2017 where he assists the Corporate Secretary with public company and board matters. Before joining the Company, Mr. Renfroe worked in private practice in both Atlanta, Georgia and Louisville, Kentucky. Mr. Renfroe has almost 20 years of legal experience with nearly 15 years of restaurant industry experience.

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

Our ability to open new restaurants that are profitable will also depend on numerous other factors, many of which are beyond our control, including, but not limited to, the following:

●	our ability to hire, train, develop, and retain qualified operating personnel, especially market partners, managing partners, and/or other restaurant management personnel who can execute our business strategy and maintain our culture and brand standards;
●	our ability to negotiate suitable purchase or lease terms to execute our business strategy;
●	the availability and cost of construction materials, equipment, and labor, and our ability to control construction and development costs of new restaurants (including increased site, supply chain, and distribution costs);
●	changes in federal, state, and/or local tax laws, including the impact of tariffs;
●	our ability to secure required governmental approvals and permits in a timely manner, or at all;
●	road construction and other factors limiting access to the restaurant;
●	delays by our landlord or other developers in constructing other parts of a development adjacent to our premises in a timely manner;
●	redevelopment of other parts of a development adjacent to our premises that affect the parking available for our restaurant;
●	our ability to secure liquor licenses;
●	competitive and economic conditions, consumer tastes, and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets;
●	the cost and availability of capital to fund construction costs and pre-opening expenses; and
●	the impact of inclement weather, natural disasters, and other calamities.

Changes in food and supply costs and/or availability of products could adversely affect our results of operations.

Our profitability depends in part on changes in food and supply costs and/or the availability of products necessary to operate our business, including increased costs arising from federal and/or state mandated requirements. An increase in food prices or loss of supply, particularly proteins, could adversely affect our operating results. In 2025, we experienced higher than normal commodity inflation, specifically relating to beef, impacting our restaurant margin and we are anticipating these higher inflationary conditions to continue into 2026.

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

We currently purchase our beef primarily from four beef suppliers coming from the United States or Canada. These suppliers represent a significant portion of the total beef marketplace. If any of these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which would harm our business.

You should not rely on past changes in our average unit volume or our comparable restaurant sales as an indication of our future results of operations because they may fluctuate significantly.

You should not rely on past changes in our average unit volume or comparable restaurant sales as an indication of our future results of operations, as these metrics may fluctuate significantly over time. A wide range of factors, both within and beyond our control, have historically influenced, and will likely continue to influence, average unit volume and comparable restaurant sales. These factors include, among others, the level of consumer awareness and perception of our restaurant concepts with respect to quality, price, value, and service; the effectiveness of our business strategy; our ability to sustain higher levels of to-go sales and differentiate our concepts within off-premise channels; and the impact of competition both from other restaurants (including fast-casual and quick-service establishments) and alternative food service providers, such as delivery services, meal kits, and grocery stores. Additional factors that can affect our performance include our ability to implement menu price increases without negatively impacting guest traffic or average check size; general economic conditions, adverse weather patterns and natural disasters; seasonal consumer trends; the introduction of new menu items and changes in pricing; a loss of parking or access rights resulting from government action or private transactions; and negative publicity related to food safety, health concerns, service quality, or the integrity of our suppliers’ food processing.

Given the impact of these various factors, our average unit volume and comparable restaurant sales may not increase at the rates seen in prior periods, which could constrain sales growth and impact profitability. Our business is also subject to seasonal fluctuations, as historically, sales in most of our restaurants have seen higher levels during the first half of the year. Variables such as holidays, changes in weather, severe weather events, and similar conditions may drive sales higher or lower in certain operating regions at different times. Therefore, the results of one fiscal quarter should not be viewed as indicative of forthcoming quarters or the year as a whole, and comparable restaurant sales in any future period may decline. Should our operating results fall below the expectations of securities analysts and investors in the future, it could result in a decrease in the market price of our common stock.

If we fail to protect the reputation of our brands, our guest traffic, sales, and overall financial performance could be materially adversely affected.

The strength of our Company depends heavily on the value and reputation of our brands. Our ability to attract and retain guests, employees, and franchise partners; maintain pricing power; and grow domestically and internationally is directly tied to brand perception. Negative publicity or events, whether or not accurate, could significantly damage our reputation and the value of our brands, reduce demand, and impair our operating results.

Reputational harm could arise from a wide range of factors, including concerns about food quality or safety; food-borne illness claims; tampering or contamination incidents; poor health inspection results; supply chain or processing issues involving us or our vendors; facility conditions; guest complaints; alcohol related incidents; litigation; security breaches or technology failures; employee and/or labor relations concerns, including, but not limited to, allegations of harassment, discrimination, retaliation, or other misconduct; alleged violations of laws, regulations, or industry standards; and politically motivated accusations or other negative publicity. The actions of third parties, including our suppliers, franchisees, and our licensees in retail initiatives, also presents reputational risk outside of our direct control. Moreover, the rapid and broad dissemination of information through social media and other digital channels can amplify adverse events, sometimes without regard to accuracy or context, making it more difficult to mitigate or remediate negative impressions quickly or effectively.

Any deterioration in our reputation could reduce guest traffic, adversely affect sales, limit our ability to grow new units or enter new markets, pressure margins through increased promotional activity or other remedial measures, increase costs related to quality assurance and compliance, diminish employee engagement and retention, and expose us to greater regulatory, legal, and operational risks. Collectively or individually, these impacts could materially adversely affect our business, financial condition, results of operations, and cash flows.

The development and/or acquisition of additional restaurant concepts may not contribute to our growth.

The development of additional restaurant concepts, including Bubba’s 33 and Jaggers, created internally or acquired as a part of our other strategic initiatives, may not be as successful as our experience in the development of the Texas Roadhouse concept. These concepts may have lower brand awareness and less operating experience than most Texas Roadhouse restaurants. In addition, they may have a higher initial investment cost and/or a lower per person average check amount. Pursuing new concepts may divert capital and management attention from our core operations.

These concepts may take longer to ramp up, operate at lower margins, or fail to achieve acceptable returns. As a result, developing or acquiring additional concepts may not contribute to average unit volume growth or profitability and could negatively affect our results. We can provide no assurance that these units will be accepted in the markets targeted for expansion and/or that we or our franchisees will be able to achieve our targeted returns when opening new locations. In the future, we may determine not to move forward with any further expansion and/or acquisition of additional restaurant concepts. These decisions could limit or delay our overall long-term growth.

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

Any acquisition or future development that we pursue, including the on-going development of new concepts or retail initiatives utilizing our intellectual property, whether or not successfully completed, may involve risks, including material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition or development as the restaurants are integrated into our operations; risks associated with entering into new domestic markets or conducting operations where we have no or limited prior experience; risks associated with successfully integrating new employees, processes, and systems while also maintaining our culture and brand standards; risks inherent in accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates, and our ability to achieve projected economic and operating synergies, without impacting our underlying business; and the diversion of management’s attention from other business concerns.

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

As of December 30, 2025, we operated a total of 101 company restaurants in Texas and 50 company restaurants in Florida. As a result, we are particularly susceptible to adverse trends and economic conditions in those states, including state-mandated changes in minimum and tipped wage rates and other laws and regulations that have a direct or indirect impact on our operations as well as economic pressures that may result in lower sales and profits at our restaurants. In addition, given our geographic concentration in these states, negative publicity regarding any of our restaurants in either Texas or Florida could have a material adverse effect on our business and operations, as could other occurrences in either Texas or Florida such as health epidemics or pandemics, local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, hurricanes, tornados, fires, or other natural disasters.

Our expansion into international markets presents increased economic, political, regulatory, and other risks.

The entrance into and operations in international markets may not be as successful as our experience in the development of our concepts domestically or any success we have had with our concepts in other international markets. Operating in international markets may require significant resources and management attention and will subject us to economic, political, and regulatory risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including the need to adapt our concepts for specific cultural, language, and consumer preferences; new and different sources of competition; the ability to identify appropriate business partners; difficulties and costs associated with staffing and managing foreign operations; difficulties in adapting and sourcing product specifications for international restaurant locations; fluctuations in currency exchange rates, which could impact royalties, revenue, and expenses of our international operations, and expose us to foreign currency exchange rate risk; and political or social unrest, economic instability, and the destabilization of a region, including the effects of actual or threatened terrorist attacks.

We are also subject to governmental regulations throughout the world which includes complying with local laws, regulations, and customs in foreign jurisdictions; regulatory requirements or tariffs on goods needed to construct and/or operate our restaurants; compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions; differences in the registration and/or enforceability of intellectual property and contract rights; adverse tax consequences, profit repatriation, and other restrictions on the transfer of funds; and different and more stringent user protection, data protection, privacy, and other laws. Our failure to manage any of these risks successfully could harm our existing or future international operations and our overall business and results of our operations.

We are also subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export controls and customs requirements, the potential imposition of tariffs and or other trade barriers or restrictions, other international trade regulations, the USA Patriot Act, and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely impact our business and financial performance.

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

Our ability to fund our operating plans and to implement our capital allocation strategies depends on sufficient cash flow from operations and/or other financing, including the use of funding under our credit facility. We also may seek access to the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on terms favorable to us, or at all. Our capital allocation strategies include, but are not limited to, new restaurant development, refurbishment or relocation of existing restaurants, franchise acquisitions, payment of dividends, and repurchases of our common stock. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions or a negative effect on our revenue could affect our ability to borrow or comply with our covenants under our credit facility. If we are unable to raise additional capital, our growth could be impeded.

Our existing credit facility limits our ability to incur additional debt.

The lenders’ obligation to extend credit under our credit facility depends on our maintaining certain financial covenants. If we are unable to maintain these covenants, we would be unable to obtain additional financing under this credit facility. The credit facility permits us to incur additional secured or unsecured indebtedness outside the credit facility, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth or circumstances where the incurrence of secured or unsecured indebtedness would prevent us from complying with our financial covenants. If we are unable to borrow additional capital or have insufficient liquidity to either repay or refinance the outstanding balance at the expiration of our credit facility, or upon violation of the covenants, our growth could be impeded and our financial performance could be significantly adversely affected.

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

Our brand value also depends on protection of trade secrets (including recipes, supplier relationships, and operational know-how), copyrights (including app, website, and marketing content), domain names, software, and, where applicable, rights of publicity. Protecting these assets can be difficult, particularly in jurisdictions with limited enforcement. Use of open-source software, third-party content, and artificial intelligence ("AI") in our technology and marketing may impose license obligations or usage restrictions and may increase the risk of third-party IP claims or content moderation obligations. Our inability to register or protect our marks and other proprietary rights in foreign jurisdictions could adversely affect our competitive position in international markets.

We cannot assure you that third parties will not claim that our trademarks, menu offerings, content, or software infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, financial condition, or liquidity.

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

Our success depends, in part, upon the popularity of our food products. Shifts in consumer preferences or social concerns regarding our restaurants, food sourcing, or beef offerings could reduce demand. Medical conditions or treatments that restrict consumption of certain foods may cause consumers to avoid or consume less of our products and current and new medical treatments such as GLP-1 agonists may shift consumer preferences.

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

Factors that could adversely affect the demand for our products in future periods include recessionary economic cycles; higher interest rates; higher fuel and other energy costs; sustained labor inflation; increases in commodity prices; higher levels of unemployment; higher consumer debt levels; consumer confidence; consumer purchasing and savings habits; home values; credit conditions; stock market performance; higher tax rates and other changes in tax laws; imposition of tariffs; financial market volatility; political or military conflicts; social unrest; government spending; a low or stagnant pace of economic recovery and growth; or other economic factors that may affect consumer spending or buying habits. In addition, there is no assurance that any governmental plans to stimulate the economy will foster growth in consumer spending or buying habits. As in the past, we could experience reduced guest traffic or we may be unable or unwilling to increase the prices we charge for our products to offset higher costs or fewer transactions, either of which could reduce our sales and profit margins. Also, landlords or other tenants in the shopping centers in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could in turn negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, results of operations, financial condition, or liquidity.

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

In addition to having to comply with these licensing requirements, various federal and state labor laws govern our relationship with our employees and affect operating costs. For example, federal and state wage and hour laws and regulations govern such matters as minimum wage and overtime, meal and rest breaks, proper exempt classification, child labor, pay for all hours worked (including overtime), and proper handling of tips. A significant number of our hourly restaurant personnel receive tips as part of their compensation and are paid at or above a minimum wage after giving effect to applicable tips. Other federal and state labor laws and regulations govern such matters as health benefits, unemployment taxes, workers’ compensation, work authorization and eligibility requirements, working conditions and safety standards, equal employment opportunities, anti-discrimination and harassment, and other similar legal requirements. A number of factors could adversely affect our operating results, including:

●	additional government-imposed increases in minimum and/or tipped wages, hourly and overtime pay, paid leaves of absence, sick leave, and mandated health benefits;
●	increased tax reporting and tax payment requirements for employees who receive tips;
●	any failure of our employees to comply with laws and regulations governing work authorization and eligibility requirements and/or any immigration enforcement efforts resulting in disruption of our work force and potential adverse publicity;
●	a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements, or a federal mandate prohibiting such credits; and
●	increased government enforcement and/or litigation relating to federal and state labor laws, regulations, and requirements.

As places of public accommodation, our restaurants are required to comply with the applicable requirements of the Americans with Disabilities Act ("ADA") and related state accessibility statutes. Under the ADA and related state laws, we must provide equal access to our goods and services to disabled guests, which means complying with the applicable ADA Standards for Accessible Design when constructing or undertaking remodeling of our restaurants. Although our restaurants are designed to be accessible to disabled guests, we could be required to make unexpected modifications to provide service or equal access to, or make reasonable accommodations for, disabled guests.

We are subject to increasing legal complexity and could be party to litigation that could adversely affect us.

Increasing legal complexity will continue to affect our operations and results. We could be subject to legal proceedings and enforcement actions that may adversely affect our business, including class actions; administrative proceedings; government investigations; personal injury claims; claims alleging violations of federal and state laws regarding consumer, workplace, and employment matters (including, but no limited to, wage and hour claims and discrimination, harassment, and/or retaliation claims); immigration matters; landlord/tenant disputes; disputes with current and former suppliers; claims by current and former franchisees; data privacy claims; and intellectual property claims (including claims that we infringed upon another party’s trademarks, copyrights, or patents). Additionally, we are subject to Securities and Exchange Commission ("SEC") and NASDAQ reporting and disclosure requirements. Inconsistent standards imposed by state and federal governmental authorities can adversely affect our business and increase our cost of compliance and exposure to litigation which could result in significant judgments, including punitive and liquidated damages, and injunctive relief.

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

We are primarily subject to federal, state, and local income and other taxes in the United States. Our effective income tax rate and other taxes in the future could be affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities; changes in tax laws or other legislative changes; and the outcome of income tax audits. Any significant increases in income tax rates, changes in and/or interpretations of income tax laws, or unfavorable resolution of tax matters could have a material adverse impact on our results of operations, financial condition, or liquidity.

Corporate responsibility matters could adversely affect our brand, business, results of operations, and financial condition.

Entities across all industries are facing increased attention related to environmental, social, and/or governance ("ESG") matters including packaging and waste; animal health and welfare; human rights; reproductive rights; diversity and inclusion efforts; climate change; greenhouse gases; and land, energy, and water use. In addition, we have faced enhanced pressure to not only provide expanded disclosures around ESG matters and establish goals or targets with respect to ESG matters but also pressure to scale back our programs and/or initiatives relating to the same.

Evolving consumer and investor interest and preferences as well as governmental regulation and scrutiny may result in additional disclosure, due diligence, reporting, and specific target-setting with regard to our business and supply chain that could result in additional costs to comply with such demands. However, our ESG related programs and initiatives and disclosures relating to the same may also result in brand and/or reputational risks and demands. Failure to balance these competing demands could result in consumer or investor scrutiny and/or litigation and could have an adverse effect on our business. Additionally, establishing targets or making other public commitments due to these demands, without a full or complete understanding of the cost or operational impact of changes in our supply chain or operating model, could also adversely affect our business and financial condition.

In addition, some individuals, shareholder activists, government officials, and regulators have expressed opposing views and actions with respect to ESG matters which includes the proposal or enactment of "Anti-ESG" policies and initiatives. Strong opinions continue to be publicly expressed both for and against diversity and inclusion and ESG initiatives and positions taken by many corporations, including our Company, are tracked, monitored, and subject to heightened scrutiny from consumers, investors, advocacy groups, and public figures, potentially leading to consumer boycotts, negative publicity campaigns, litigation, and reputational harm. Negative reputational incidents or perceptions about the Company could adversely impact our business and results of operations by reducing sales, damaging business relationships, and negatively impacting employee retention and recruiting efforts.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to attracting, retaining, engaging, recognizing, training, and developing our restaurant managers and hourly employees. Increased labor costs due to competition, increased minimum and tipped wages, changes in hourly and overtime pay, state unemployment rates, sick pay or other employee benefits costs (including workers’ compensation and health insurance), company staffing initiatives, changes in government immigration enforcement efforts, or otherwise any regulatory changes resulting from any of the foregoing would adversely impact our operating expenses. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation, and possible unionization efforts, which could negatively impact our results of operations.

Increased competition for qualified employees caused by a shortage in the labor pool exerts upward pressure on wages paid to attract and retain such personnel, resulting in higher labor costs, together with greater recruitment and training and development expenses. We could suffer from significant indirect costs, including restaurant disruptions due to management or hourly labor turnover and potential delays in new restaurant openings. A shortage in the labor pool could also cause our restaurants to be required to operate with reduced staff which could negatively impact our ability to provide adequate service levels to our guests resulting in adverse guest reactions and a possible reduction in guest traffic counts.

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

Our success depends on our ability to attract, retain, engage, recognize, train, and develop qualified employees to keep pace with our growth strategy. If we are unable to do so, our results of operations may also be adversely affected.

Risks Related to Technology, Cybersecurity, and Privacy

We rely heavily on information technology, and any material failure, weakness, cybersecurity breach, or other interruption could prevent us from effectively operating our business.

We rely heavily on information systems in all aspects of our operations, including point-of-sale systems, digital apps, financial systems, marketing programs, e-commerce, and various other processes and transactions. This reliance has significantly increased in recent years as we have had to depend to a greater extent on systems such as online ordering, contactless payments, and online waitlists as our guests are increasingly using our website and digital applications to place and pay for their orders. Our point-of-sale processing in our restaurants includes collection of cash, credit cards, debit cards, gift cards, and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability, security, and capacity of these systems. As our business needs continue to evolve, these systems will require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital. As we become increasingly reliant on digital ordering and payment as a sales channel, our business could be negatively impacted if we are unable to successfully implement, execute, or maintain our consumer-facing digital initiatives. In addition, we rely on third-party cloud, hosting, content delivery, and telecommunications providers, and disruptions, outages, or degradations at these providers could impair our digital ordering and point-of-sale systems. The increased use of remote work has also increased the susceptibility of our infrastructure to disruption.

The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a material breach in the security of these systems could result in delays or errors to guest service and reduce efficiency in our operations. In addition, as we implement new technology platforms and AI programs to improve productivity, there can be no guarantees that these platforms will operate as reliably or be as operationally impactful as intended and such platforms may increase our operational, privacy, cybersecurity, and intellectual property risks, including errors, bias, data leakage, and claims related to training data and generated outputs, and may increase expenses. We may also be dependent on third-party AI models and vendors, whose availability, reliability, performance, or terms of use may change.

We have disaster recovery procedures and business continuity plans in place to address physical and technological crises, including tornadoes and other natural disasters, and back-up off-site locations for recovery of electronic and other forms of data information. However, if we are unable to fully implement our disaster recovery and business continuity plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations, and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations, and exposure to administrative and other legal claims. Certain scenarios, such as extended cloud disruptions, domain name system failures, payment processor outages, or a critical vendor’s insolvency, may fall outside the assumption of our plans. Cyberinsurance may be unavailable, insufficient, or subject to significant retentions, sublimits, or exclusions and may not cover all costs or lost profits.

Our systems and those of our vendors may be vulnerable to a variety of threats and the rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. These risks can include unauthorized access, theft, use, destruction, or other compromises of our systems and can occur through a variety of methods, including attacks using malware, ransomware, denial of service attacks, or phishing incidents. While we have not identified a cybersecurity incident that has had a material impact on our operations to date, there can be no assurances that such incidents will not occur in the future. Any such attack or disruption could cause an interruption of normal business operations, damage to our reputation, and a loss in guest confidence. We are also subject to evolving disclosure and governance requirements related to cybersecurity, and failure to timely assess and disclose material cybersecurity incidents or to maintain effective processes could result in regulatory scrutiny, litigation, and reputational harm.

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

Some business processes are currently outsourced to third parties, including such processes as information technology; credit, debit, and gift card authorization and processing; insurance claims processing; unemployment claims processing; property, sales, and payroll tax filings; vendor payment processing; and other accounting processes. We continually evaluate our other business processes to determine if additional outsourcing is an appropriate option to accomplish our goals. These third-party vendors may be subject to cybersecurity risks and any interruptions or malfunctions in their operations may cause interruptions of our normal business operations for which we may have limited or no control.

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

We may incur increased costs to comply with privacy, data protection, and AI laws and, if we fail to comply or our systems are compromised by a security breach, we could be subject to government enforcement actions, private litigation, and adverse publicity.

New, modified, and existing privacy, data protection, and AI laws and regulations at the local, state, federal, and international levels may result in significant costs and compliance challenges and adversely affect our business and financial condition. An expanding patchwork of privacy and AI laws and targeted statutes imposes differing obligations related to notice, consumer rights and appeals, data minimization, sensitive data restrictions, targeted advertising, and certain profiling, and such requirements continue to evolve. These obligations vary materially by jurisdiction and may increase compliance complexity and costs, potentially impede the development and offering of new products or services, and adversely impact the guest experience. These privacy laws and regulations may be interpreted by regulatory authorities in new and differing manners, including the issuing of rulings that invalidate prior laws or regulations or increase penalties, and such interpretations may be inconsistent among jurisdictions. We may incur increased costs to comply with increasingly demanding privacy laws and regulations and such compliance may impede the development and offering of new products or services and may adversely impact the guest experience. We could also be subject to government enforcement actions, private litigation, and adverse publicity including reputational damage and loss of guest confidence.

We receive and maintain certain personal, financial, or other information about our guests, vendors, and employees. In 2025, approximately 89% of our transactions were by credit or debit cards. In addition, certain of our vendors receive and/or maintain certain personal, financial, and other information about our employees and guests on our behalf. The use and handling, including security, of this information is regulated by privacy and data protection laws and regulations in various jurisdictions, as well as by certain third-party contracts, frameworks, and industry standards, such as card network rules and the Payment Card Industry Data Security Standard. Hardware, software, or other applications we develop and procure from third parties or vendor’s third-party applications could be subject to vulnerabilities or cybersecurity incidents or may contain unknown defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems and facilities through fraud, trickery, or other forms of deceiving our employees or vendors.

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

Risks Related to the Restaurant Industry

Our success depends on our ability to compete with many food service businesses.

The restaurant industry is intensely competitive. We compete with many well-established food service companies on the basis of taste, quality, and price of products offered, guest service, atmosphere, location, take-out and delivery options, and overall guest experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant chains. We also face competition from meal kit delivery services as well as the supermarket industry. In addition, improving product offerings of fast-casual and quick-service restaurants, together with negative economic conditions could cause consumers to choose less expensive alternatives. As our competitors expand their operations, we expect competition to intensify. We also compete with other restaurant chains and other retail establishments for quality site locations and employees. Our competitors may generate or more effectively implement business strategies that improve the value and the relevance of their brands and reputation, relative to ours. This includes our competitors’ ability to adapt and respond to new technological developments, including AI, to develop new customer insights that allows them to better respond to changing guest expectations.

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

Health, social, and environmental concerns relating to the consumption or sourcing of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

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

Food safety and sanitation is a top priority, and we dedicate substantial resources to help our guests enjoy safe, quality food products. However, food-borne illnesses and food safety issues occur in the food industry from time to time. Any report or publicity, whether true or not, linking us to instances of food-borne illness or other food or beverage safety issues, including food tampering or contamination, could adversely affect our concepts and reputation as well as results of operations. In addition, instances of food-borne illness, food tampering, or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our revenue and profits. Increased public and regulatory scrutiny of substances associated with food and food packages could also lead to supplier disruptions, product reformulations, recalls, litigation, reputational harm, or new regulatory requirements that increase our costs.

Furthermore, because we rely on third-party suppliers and distributors, incidents can arise from factors outside our control and affect multiple locations. Despite our controls, products may be mishandled in transit or otherwise compromised. If guests become ill, we may need to close restaurants temporarily and participate in recalls, each of which could disrupt operations and increase costs.

In addition, outbreaks of contagious diseases, including food-borne or transmissible viruses, may affect the availability and cost of certain ingredients and reduce guest demand, adversely impacting our business.

Our business could be adversely affected by our inability to respond to or effectively manage social media.

As part of our marketing strategy, we utilize social media platforms to promote our concepts and attract and retain guests. Our strategy may not be successful, resulting in expenses incurred without improvement in guest traffic or brand relevance. In addition, a variety of risks are associated with the use of social media, including improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, violations of Company policy, or dissemination of false information. The inappropriate use of social media platforms by our guests or employees could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Given the marked increase in the use of social media platforms, individuals have access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our Company may be posted on such platforms at any time. This includes posts by social media influencers that have a significant number of followers and reach on the variety of social media platforms. Additionally, social media has increasingly been utilized to target specific companies or brands as a result of a variety of actions or inactions, or perceived actions or inactions, that are disfavored by interest groups and such campaigns, boycotts, and other brand-damaging behaviors can rapidly accelerate and impact consumer behavior. If we are unable to quickly and effectively respond to such reports, we may suffer declines in guest traffic. The impact may be immediate without affording us an opportunity for redress or correction. These factors could have a material adverse impact on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

In the course of our operations, the Company receives and maintains sensitive information from our guests, employees, partners, and business operations. To address cybersecurity threats to this information, the Company uses a risk-based approach to create and implement a detailed set of information security policies and procedures based on frameworks established by the National Institute of Standards and Technology. The Company’s Head of Information Security manages the Company’s cybersecurity efforts and leads the cybersecurity team under the direct oversight of our Chief Technology Officer. These individuals, including all members of the cybersecurity team, have an average of over 17 years of experience involving information technology, including security, auditing, compliance, systems, and programming. Additionally, the Company engages in the use of external cybersecurity experts for training, contingency planning, consultation, and process documentation.

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

The Company’s enterprise risk management program has established an internal risk committee to evaluate information governance risks including risks associated with the Company’s use of AI. This committee comprises members of management of the Company’s information technology, human resources, marketing, accounting, risk, procurement, training, finance, and legal functions, and is focused on performing risk assessments to identify areas of concern and implement appropriate changes to enhance its cybersecurity and privacy policies and procedures. The internal risk committee is informed of the Company’s risk prevention and mitigation efforts on a regular basis. The committee is also briefed on detection and remediation of cybersecurity incidents in a timely manner following the detection of any potential events.

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

Governance

The Board has authorized the Finance and Audit Committee to oversee the Company’s cyber, data, privacy, and AI risks. As a part of this oversight role, the Finance and Audit Committee receives regular updates from the Company’s information governance and crisis/business continuity risk subcommittees (under the overall enterprise risk management program) on cybersecurity threats and privacy risks impacting the Company, which includes benchmarking these risks versus our industry. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events, receive training specific to cybersecurity risks and threats, and regularly discuss any updates to our cybersecurity risk management and strategy programs.

ITEM 2. PROPERTIES

Properties

Our Support Center is located in Louisville, Kentucky. In 2025, we purchased this facility from Paragon Centre Holdings, LLC, a limited liability company in which we held a minority ownership interest. As of December 30, 2025, we own the entire facility, which includes land of approximately 7.8 acres and multiple buildings that comprise approximately 133,023 square feet of space.

As of December 30, 2025, we owned and operated 714 company restaurants. Of the 714 company restaurants, 158 restaurants were on owned sites and 556 restaurants were on leased sites. These leased sites are classified as either land leases (where we lease the land and construct the building and leasehold improvements) or land and building or in-line space leases (where we lease the land, building, or in-line space and construct leasehold improvements as necessary). The breakdown of these leases is as follows:

Land leases	487
Land and building or in-line space leases	69
Total	556

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

The number of holders of record of our common stock as of February 18, 2026 was 146.

On February 18, 2026, our Board declared a quarterly dividend of $0.75 per share of common stock which will be distributed on March 31, 2026 to shareholders of record at the close of business on March 17, 2026. The declaration and payment of cash dividends on our common stock is at the discretion of our Board, and any decision to declare a dividend will be based on a number of factors including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, or other factors deemed relevant.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Securities

In 2008, our Board approved our first stock repurchase program. From inception through December 30, 2025, we have paid $913.3 million, excluding excise taxes, through our authorized stock repurchase programs to repurchase 22,827,137 shares of our common stock at an average price per share of $40.01. On February 19, 2025, our Board approved a stock repurchase program under which we may repurchase up to $500.0 million of our common stock. This new stock repurchase program commenced on February 24, 2025, has no expiration date, and replaces the previous stock repurchase program which was approved on March 17, 2022 with respect to the repurchase of up to $300.0 million of common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions, and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act, as applicable.

In 2025, we paid $150.0 million, excluding excise taxes, to repurchase 869,007 shares of our common stock. For the fourth quarter ended December 30, 2025, we paid $50.0 million, excluding excise taxes, to repurchase 295,678 shares of our common stock. As of December 30, 2025, $380.0 million remained authorized for stock repurchases.

The following table includes information regarding purchases of our common stock, excluding the impact of excise taxes, made by us during the quarter ended December 30, 2025:

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
October 1 to October 28	82,090	$171.70	82,090	$415,901,484
October 29 to November 25	118,126	$166.62	118,126	$396,218,970
November 26 to December 30	95,462	$170.18	95,462	$379,973,130
Total	295,678		295,678

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return experienced by holders of the Company’s common stock compared to the cumulative total return of the S&P 500 Index as well as the industry specific S&P Composite 1500 Restaurant Sub-Index for the five year period ended December 30, 2025, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and each index was $100 on December 29, 2020 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Note: The stock price performance shown on the graph below does not indicate future performance.

Comparison of Cumulative Total Return Since December 29, 2020

	12/29/2020	12/28/2021	12/27/2022	12/26/2023	12/31/2024	12/30/2025
Texas Roadhouse, Inc.	$100.00	$114.97	$123.49	$164.83	$244.98	$230.83
S&P 500 Index	$100.00	$130.26	$105.93	$134.27	$167.73	$199.17
S&P Composite 1500 Restaurant Sub-Index	$100.00	$122.18	$112.90	$128.97	$137.98	$136.53

ITEM 6—RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below of the financial condition and results of operations for Texas Roadhouse, Inc. (the "Company," "we," "our," and/or "us") should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-28), "Forward-looking Statements" (page 3), and Risk Factors set forth in Item 1A. Further, the discussion and analysis below generally discusses 2025 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K and can be found in "Management’s Discussion and Analysis of Financial Conditions and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the business in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 816 restaurants in 49 states, one U.S. territory, and ten foreign countries. As of December 30, 2025, our 816 restaurants included:

●	714 company restaurants, of which 694 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our consolidated statements of income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our consolidated statements of income. Of the 714 company restaurants, we operated 648 as Texas Roadhouse restaurants, 56 as Bubba’s 33 restaurants, and ten as Jaggers restaurants.
●	102 franchise restaurants, of which 14 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our consolidated statements of income. Of the 102 franchise restaurants, 36 were domestic Texas Roadhouse restaurants, five were domestic Jaggers restaurants, 60 were international Texas Roadhouse restaurants, including two restaurants in a U.S. territory, and one was an international Jaggers restaurant.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the remaining equity interests in 18 of the 20 majority-owned company restaurants and 36 of the 41 domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

We operate on a fiscal year that ends on the last Tuesday in December. Fiscal year 2025 was 52 weeks in length, and the fourth quarter was 13 weeks in length. Fiscal year 2024 was 53 weeks in length, and the fourth quarter was 14 weeks in length.

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

We have entered into area development and franchise agreements for the development and operation of Texas Roadhouse restaurants in numerous foreign countries and one U.S. territory. We have also entered into domestic and international area development agreements for Jaggers.

In 2025, we opened 28 company restaurants while our franchise partners opened four restaurants. The company restaurants included 20 Texas Roadhouse restaurants, seven Bubba’s 33 restaurants, and one Jaggers restaurant. The franchise restaurants included three international Texas Roadhouse restaurants, including one restaurant in a U.S. territory, and one domestic Jaggers restaurant.

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

At our high volume restaurants, we continue to look for opportunities to increase our dining room capacity by adding on to our existing building and/or to increase our parking capacity by leasing or purchasing property that adjoins our site. We also continue to make a number of building modifications and/or expansions to existing restaurants in order to better accommodate increased dine-in and to-go sales. These modifications include room expansions which add additional guest seating and cooler expansions to accommodate higher inventory levels.

In recent years, we have relocated a number of existing Texas Roadhouse locations at or near the end of their associated lease or as a result of eminent domain which allowed us to move to a better site, update them to a current prototypical design, construct a larger building with more seats and greater number of available parking spaces, accommodate increased to-go sales, and/or obtain more favorable lease terms. We continue to evaluate these opportunities particularly as it relates to older locations with strong sales.

●	Leveraging Our Scalable Infrastructure. To support our growth, we have made investments in our infrastructure across all critical functions, including the development of new strategic initiatives. Our ability to leverage our infrastructure in future years by growing our general and administrative costs at a slower rate than our revenue will depend, in part, on our new restaurant openings, our comparable restaurant sales growth rate going forward, and the level of investment we continue to make in our infrastructure.
●	Returning Capital to Shareholders. We continue to evaluate opportunities to return capital to our shareholders, including the payment of dividends and the repurchase of common stock. In 2011, our Board declared our first quarterly dividend of $0.08 per share of common stock which has consistently grown over time. On February 18, 2026, the Board declared a quarterly cash dividend of $0.75 per share of common stock, representing a 10% increase compared to the quarterly dividend declared in the prior year period.

In 2008, the Board approved our first stock repurchase program. On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500 million of our common stock. This stock repurchase program has no expiration date and replaces the previous stock repurchase program of $300 million which was approved on March 17, 2022.

In 2025, we paid $150.0 million, excluding excise taxes, to repurchase 869,007 shares of our common stock. From inception through December 30, 2025, we have paid $913.3 million through our authorized stock repurchase programs to repurchase 22,827,137 shares of our common stock at an average price per share of $40.01.

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

Royalties and Franchise Fees. Royalties consist of franchise royalites, as defined in our franchise agreement, paid to us by our domestic and international franchisees, as well as royalties related to our royalty-based retail products. Domestic and international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.

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

Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are supplies, utilities, profit sharing incentive compensation for our restaurant managing partners and market partners, credit card fees, general liability insurance, advertising, repairs and maintenance, property taxes, and outside services.

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

Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. We owned a 5.0% to 10.0% equity interest in 14 and 20 domestic franchise restaurants as of December 30, 2025 and December 31, 2024, respectively.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of the majority-owned restaurants. Our consolidated subsidiaries include 20 and 19 majority-owned restaurants as of December 30, 2025 and December 31, 2024, respectively.

2025 Financial Highlights

Total revenue increased $504.7 million or 9.4% to $5.9 billion in 2025 compared to $5.4 billion in 2024 primarily due to an increase in store weeks and comparable restaurant sales partially offset by lapping the benefit of the additional week which added $114.7 million in revenue in 2024. Store weeks and comparable restaurant sales increased 5.0% and 4.9%, respectively, at company restaurants in 2025 compared to 2024. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in per person average check.

Net income decreased $28.0 million or 6.5% to $405.6 million in 2025 compared to $433.6 million in 2024 primarily due to lower restaurant margin dollars, as described below, and higher depreciation and amortization expenses partially offset by lower income tax expense. In addition, income tax expense decreased due to the decrease in profitability. Diluted earnings per share decreased 5.8% to $6.10 from $6.47 in 2024 due to the decrease in net income partially offset by the impact of share repurchases. Diluted earnings per share growth was negatively impacted by approximately 4% as a result of the additional week in 2024.

Restaurant margin dollars decreased $10.1 million or 1.1% to $905.7 million in 2025 compared to $915.8 million in 2024 primarily due to an increase in food and beverage costs and lapping the benefit of the additional week in the prior year partially offset by higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 15.5% in 2025 compared to 17.1% in 2024. The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to commodity inflation of 6.1% and wage and other labor inflation of 3.7% partially offset by higher sales.

In addition, capital allocation spend in 2025 included capital expenditures of $388.0 million, franchise acquisitions of $107.5 million, dividends of $180.3 million, and repurchases of common stock of $150.0 million.

Results of Operations

(in thousands)

	Fiscal Year Ended
	December 30, 2025		December 31, 2024
	$	%	$	%
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	5,847,234	99.5	5,341,853	99.4
Royalties and franchise fees	30,841	0.5	31,479	0.6
Total revenue	5,878,075	100.0	5,373,332	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	2,049,687	35.0	1,785,119	33.4
Labor	1,944,416	33.3	1,764,740	33.1
Rent	92,321	1.6	80,560	1.5
Other operating	855,092	14.6	795,657	14.9
(As a percentage of total revenue)
Pre-opening	27,502	0.5	28,090	0.5
Depreciation and amortization	206,640	3.5	178,157	3.3
Impairment and closure, net	349	NM	1,226	NM
General and administrative	227,328	3.9	223,264	4.2
Total costs and expenses	5,403,335	91.9	4,856,813	90.4
Income from operations	474,740	8.1	516,519	9.6
Interest income, net	3,137	0.1	6,774	0.1
Equity income from investments in unconsolidated affiliates	2,879	NM	1,197	NM
Income before taxes	480,756	8.2	524,490	9.8
Income tax expense	66,421	1.1	80,145	1.5
Net income including noncontrolling interests	414,335	7.0	444,345	8.3
Net income attributable to noncontrolling interests	8,781	0.1	10,753	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	405,554	6.9	433,592	8.1

NM – Not meaningful

Reconciliation of Income from Operations to Restaurant Margin
($ In thousands, except restaurant margin $ per store week)
	Fiscal Year Ended
	December 30, 2025	December 31, 2024
Income from operations	$474,740	$516,519

Less:
Royalties and franchise fees	30,841	31,479

Add:
Pre-opening	27,502	28,090
Depreciation and amortization	206,640	178,157
Impairment and closure, net	349	1,226
General and administrative	227,328	223,264
Restaurant margin	$905,718	$915,777

Restaurant margin $/store week	$25,035	$26,572
Restaurant margin (as a percentage of restaurant and other sales)	15.5%	17.1%

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 31, 2024	784	721	49	14
Company openings	28	20	7	1
Franchise openings - Domestic	1	—	—	1
Franchise openings - International	3	3	—	—
Balance at December 30, 2025	816	744	56	16

	December 30, 2025	December 31, 2024
Company - Texas Roadhouse	648	608
Company - Bubba's 33	56	49
Company - Jaggers	10	9
Total company	714	666

Franchise - Texas Roadhouse - Domestic	36	56
Franchise - Jaggers - Domestic	5	4
Franchise - Texas Roadhouse - International (1)	60	57
Franchise - Jaggers - International	1	1
Total franchise	102	118

Total	816	784

(1) Includes a U.S. territory.

Restaurant and Other Sales

Restaurant and other sales increased 9.5% in 2025 compared to 2024. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	2025	2024
Company Restaurants:
Increase in store weeks	5.0%	7.5%
Increase in average unit volume	3.8%	7.8%
Other	0.7%	0.7%
Total increase in restaurant and other sales	9.5%	16.0%

Store weeks	36,178	34,464
Comparable restaurant sales	4.9%	8.5%

Texas Roadhouse restaurants:
Store weeks	32,970	31,548
Comparable restaurant sales	5.0%	8.6%
Average unit volume (in thousands)	$8,687	$8,525
Average unit volume, 2024 adjusted (in thousands) (1)	$8,687	$8,342

Weekly sales by group:
Comparable restaurants (586 and 549 units)	$168,472	$160,365
Average unit volume restaurants (28 and 17 units) (2)	$137,482	$153,321
Restaurants less than six months old (34 and 42 units)	$152,209	$142,067

Bubba's 33 restaurants:
Store weeks	2,719	2,485
Comparable restaurant sales	2.8%	5.5%
Average unit volume (in thousands)	$6,283	$6,276
Average unit volume, 2024 adjusted (in thousands) (1)	$6,283	$6,151

Weekly sales by group:
Comparable restaurants (41 and 37 units)	$121,605	$120,354
Average unit volume restaurants (7 and 4 units) (2)	$116,237	$100,477
Restaurants less than six months old (8 and 8 units)	$138,968	$125,511
(1)	For comparative purposes, 2024 was adjusted to include 52 weeks.
(2)	Average unit volume restaurants include restaurants open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increase in restaurant sales for 2025 was primarily attributable to an increase in store weeks and an increase in comparable restaurant sales. The increase in store weeks was driven by new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was driven by an increase in guest traffic count along with an increase in our per person average check as shown in the table below.

	2025	2024
Guest traffic counts	2.8%	4.4%
Per person average check	2.1%	4.1%
Comparable restaurant sales	4.9%	8.5%

To-go sales as a percentage of restaurant sales were 13.6% in 2025 compared to 12.8% in 2024 and average weekly to-go sales were $21,973 in 2025 compared to $19,940 in 2024.

Per person average check for 2025 includes the benefit of menu price increases of approximately 1.4% and 1.7% implemented in Q2 2025 and Q4 2025, respectively. We implemented menu price increases of approximately 2.2% and

0.9% in Q2 2024 and Q4 2024, respectively. In addition, we plan to implement a menu price increase of approximately 1.9% in Q2 2026.

In 2025, we opened 28 company restaurants, which included 20 Texas Roadhouse restaurants, seven Bubba’s 33 restaurants, and one Jaggers restaurant. In 2025, we had store week growth of approximately 5.0% across all concepts, including a benefit from franchise acquisitions in 2025, offset by lapping the impact of the additional week in 2024.

In 2026, we expect store week growth of 5% to 6% across all concepts, including the impact of franchise acquisitions.

Royalties and Franchise Fees

Royalties and franchise fees decreased $0.6 million or 2.0% in 2025 compared to 2024. The decrease in 2025 was due to decreased royalties related to the franchise stores that were acquired, partially offset by increased royalties related to our royalty-based retail products that rolled out in 2024.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 35.0% in 2025 compared to 33.4% in 2024. The increase was primarily driven by commodity inflation of 6.1% in 2025, due to higher beef costs, and shifts within the menu, partially offset by the benefit of a higher guest check.

In 2026, we expect commodity inflation of approximately 7% for the year with prices locked for approximately 45% of our forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 33.3% in 2025 compared to 33.1% in 2024. The increase was primarily driven by wage and other labor inflation of 3.7% in 2025, partially offset by the benefit of a higher guest check and labor productivity. Wage and other labor inflation was driven by higher wage and benefit expense due to labor market pressures along with increases in state-mandated minimum and tipped wage rates and increased investment in our people.

In 2026, we expect wage and other labor inflation of 3% to 4%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, increased to 1.6% in 2025 compared to 1.5% in 2024. The increase was driven by higher rent expense at our recently acquired restaurants and newer restaurants, partially offset by the increase in average unit volume.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.6% in 2025 compared to 14.9% in 2024. The decrease was driven by lower incentive compensation expense, the increase in average unit volume, and lower general liability insurance expense of $2.7 million, partially offset by higher credit card fees and utilities expenses.

Restaurant Pre-opening Expenses

Pre-opening expenses were $27.5 million in 2025 compared to $28.1 million in 2024. Pre-opening costs will fluctuate from period to period based on the specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, as a percentage of revenue, increased to 3.5% in 2025 compared to 3.3% in 2024. The increase was driven by higher depreciation at our newer restaurants and intangible asset amortization expense related to the acquisition of franchise rights, partially offset by the increase in average unit volume.

Impairment and Closure Costs, Net

Impairment and closure costs, net were $0.3 million and $1.2 million in 2025 and 2024, respectively. In 2025, impairment and closure costs, net related to restaurant relocations. In 2024, impairment and closure costs, net included $0.8 million related to the impairment of a building at a previously relocated store and $0.4 million related to ongoing closure costs for stores which have been relocated.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, decreased to 3.9% in 2025 compared to 4.2% in 2024. The decrease was driven by the increase in average unit volume, lower incentive compensation expense, and lower restricted stock expense due to lapping the impact of the shift in the timing of our restricted stock grants from quarterly to annually.

Interest Income, Net

Interest income, net was $3.1 million in 2025 compared to $6.8 million in 2024. The decrease was driven by decreased earnings on our cash and cash equivalents.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $2.9 million in 2025 compared to $1.2 million in 2024. The increase in 2025 was driven by a $2.2 million gain on the acquisition of six of these affiliates partially offset by decreased earnings from fewer affiliates.

Income Tax Expense

Our effective tax rate decreased to 13.8% in 2025 compared to 15.3% in 2024. The decrease was driven by an increase in the impact of the FICA tip tax credit.

In 2026, we expect an effective tax rate of 14% to 15% based on forecasted operating results.

Segment Information

We manage our restaurant and franchising operations by concept and as a result have identified Texas Roadhouse, Bubba’s 33, and Jaggers as separate operating segments. In addition, we have identified our retail initiatives as a separate operating segment. Finally, we have identified Texas Roadhouse and Bubba's 33 as reportable segments. The Texas Roadhouse reportable segment includes the results of our company and franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our company and franchise Jaggers restaurants and our retail initiatives, are included in Other. In addition, corporate-related assets, depreciation and amortization, and capital expenditures are also included in Other.

The chief operating decision maker ("CODM") uses restaurant margin as the primary measure for assessing performance of our segments. Restaurant margin (in dollars and as a percentage of restaurant and other sales) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin is used by our CODM to evaluate restaurant-level operating efficiency and performance, assist in the evaluation of operating trends over time, and in making capital allocation decisions. Capital allocation decisions include approving new store openings and the refurbishment, expansion, or relocation of existing restaurants. A reconciliation of income from operations to restaurant margin is included in the Results of Operations section above.

The following table presents a summary of restaurant margin by segment (in thousands):

	Fiscal Year Ended
	December 30, 2025		December 31, 2024
Texas Roadhouse	$851,594	15.6%	$864,999	17.3%
Bubba's 33	49,218	14.7	46,422	15.6
Other	4,906	13.5	4,356	13.8
Total	$905,718	15.5%	$915,777	17.1%

In our Texas Roadhouse reportable segment, restaurant margin dollars decreased $13.4 million or 1.5% in 2025. The decrease was primarily due to higher food and beverage costs driven by commodity inflation and lapping the benefit of the additional week in the prior year, partially offset by higher sales.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $2.8 million or 6.0% in 2025. The increase was primarily due to higher sales partially offset by higher food and beverage costs driven by commodity inflation, an increase in general liability insurance expense, and lapping the benefit of the additional week in the prior year.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	Fiscal Year Ended
	December 30, 2025	December 31, 2024
Net cash provided by operating activities	$730,067	$753,629
Net cash used in investing activities	(482,814)	(336,901)
Net cash used in financing activities	(357,769)	(275,749)
Net (decrease) increase in cash and cash equivalents	$(110,516)	$140,979

Net cash provided by operating activities was $730.1 million in 2025 compared to $753.6 million in 2024. The decrease was primarily due to a decrease in net income and an unfavorable change in working capital partially offset by an increase in depreciation and amortization expense.

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

Net cash used in investing activities was $482.8 million in 2025 compared to $336.9 million in 2024. The increase was primarily due to the acquisition of franchise stores in 2025 and an increase in capital expenditures. The increase in capital expenditures is due to an increase in restaurant relocations, restaurant refurbishments and expansions, and the purchase of our Support Center for approximately $22.8 million. These increases were partially offset by a decrease in the timing of new company restaurant spend.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants, and the acquisition of franchise restaurants, as applicable. We either lease our restaurant site locations under operating leases for periods generally of five to 30 years (including renewal periods) or purchase the land when appropriate. As of December 30, 2025, 158 of the 714 company restaurants have been developed on land which we own.

The following table presents a summary of capital expenditures (in thousands):

	Fiscal Year Ended
	December 30, 2025	December 31, 2024
New company restaurants	$180,783	$198,367
Refurbishment or expansion of existing restaurants	135,817	122,905
Relocation of existing restaurants	43,626	25,633
Capital expenditures related to Support Center office	27,770	7,436
Total capital expenditures	$387,996	$354,341

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

We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities, and as needed, funds available under our revolving credit facility. In 2026, we expect capital expenditures of approximately $400 million.

Net cash used in financing activities was $357.8 million in 2025 compared to $275.7 million in 2024. The increase is primarily due to an increase in share repurchases and an increase in quarterly dividends.

On February 19, 2025, our Board authorized the payment of a quarterly dividend of $0.68 per share of common stock compared to the quarterly dividend of $0.61 per share of common stock declared in 2024. The payments of quarterly dividends totaled $180.3 million and $162.9 million in 2025 and 2024, respectively. On February 18, 2026, our Board declared a quarterly cash dividend of $0.75 per share of common stock.

On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500.0 million of our common stock. This stock repurchase program has no expiration date and replaces the previous stock repurchase program which was approved in 2022.

In 2025, we paid $150.0 million, excluding excise taxes, to repurchase 869,007 shares of our common stock. In 2024, we paid $79.8 million, excluding excise taxes, to repurchase 461,662 shares of our common stock. As of December 30, 2025, $380.0 million remained under our authorized stock repurchase program.

On April 24, 2025, we entered into an agreement for a revolving credit facility with a syndicate of commercial lenders led by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. This credit facility superseded and replaced our previous credit facility.

The credit facility is an unsecured, revolving credit agreement and has a borrowing capacity of up to $450.0 million with the option to increase by an additional $250.0 million subject to certain limitations, including approval by the syndicate of lenders. The credit facility has a maturity date of April 24, 2030.

As of December 30, 2025, we had no outstanding borrowings under the credit facility and had $447.6 million of availability, net of $2.4 million of outstanding letters of credit. As of December 31, 2024, we had no outstanding borrowings under the previous credit facility and had $296.8 million of availability, net of $3.2 million of outstanding letters of credit.

The interest rate for the credit facility as of December 30, 2025 and December 31, 2024 was 4.81% and 5.47%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of December 30, 2025.

Contractual Obligations

The following table summarizes the amount of payments due under specified contractual obligations as of December 30, 2025 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 years
Obligations under finance leases	2,741	34	78	97	2,532
Interest (1)	3,581	309	608	590	2,074
Real estate operating lease obligations	1,712,000	90,829	187,286	192,365	1,241,520
Capital obligations	234,221	234,221	—	—	—
Total contractual obligations (2)	$1,952,543	$325,393	$187,972	$193,052	$1,246,126
(1)	Includes interest on our financing leases and assumes a constant interest rate until maturity.
(2)	Unrecognized tax benefits under Accounting Standards Codification 740, Income Taxes, are not significant and excluded from this amount.

We have no material minimum purchase commitments with our vendors that extend beyond a year. Refer to Notes 5, 8, and 13 to the consolidated financial statements for details of contractual obligations.

Guarantees

As of December 30, 2025 and December 31, 2024, we are contingently liable for $7.8 million for five lease guarantees and $9.4 million for seven lease guarantees, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 30, 2025 or December 31, 2024, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

In 2025, we recorded impairment and closure costs of $0.3 million related to restaurant relocations. Refer to Note 17 in the consolidated financial statements for further discussion regarding impairment and closure costs recorded in 2025, 2024, and 2023.

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

At December 30, 2025, our Texas Roadhouse reporting unit had goodwill of $242.2 million. No other reporting units had goodwill balances.

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

Effects of Inflation

During recent years, we have operated during periods of inflation, led primarily by commodity inflation and wage and other labor inflation. Some of the impacts of inflation have been offset by menu price increases and other adjustments. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on variable rate debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. The terms of the credit facility require us to pay interest on outstanding borrowings at the Term Secured Overnight Financing Rate ("SOFR"), plus a fixed adjustment of 0.10% and a variable adjustment of 1.00% to 1.75% depending on our consolidated net leverage ratio. As of December 30, 2025, we had no outstanding borrowings on our credit facility.

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

We are subject to business risk as our beef supply is highly dependent upon four vendors that represent a significant portion of the total beef marketplace. If any of these vendors are unable to fulfill their obligations under their contracts, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which would harm our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

See Index to Consolidated Financial Statements at Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 30, 2025.

Changes in internal control

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 30, 2025 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2025.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in the Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 30, 2025 as stated in their report at F-3.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the 13 weeks ended December 30, 2025, no executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information set forth under "Election of Directors" in our Definitive Proxy Statement to be dated on or about April 10, 2026.

Information regarding our executive officers has been included in Part I of this Annual Report under the caption "Executive Officers of the Company."

Information regarding our corporate governance is incorporated herein by reference to the information set forth in our Definitive Proxy Statement to be dated on or about April 10, 2026.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 10, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 10, 2026.

Equity Compensation Plan Information

As of December 30, 2025, shares of common stock authorized for issuance under our equity compensation plans are summarized in the following table. Refer to Note 14 to the Consolidated Financial Statements for a description of the plans.

	Shares to Be	Shares
	Issued Upon	Available for
Plan Category	Vest Date (1)	Future Grants
Plans approved by shareholders	429,115	5,998,655
Plans not approved by shareholders	—	—
Total	429,115	5,998,655
(1)	Total number of shares consist of 345,415 restricted stock units and 83,700 performance stock units. Shares in this column are excluded from the Shares Available for Future Grants column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 10, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be dated on or about April 10, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements
2.	Financial Statement Schedules

Omitted due to inapplicability or because required information is shown in our Consolidated Financial Statements or Notes thereto.

3.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation for Texas Roadhouse, Inc. dated as of May 16, 2024 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K May 16, 2024)
3.2	Amended and Restated Bylaws for Texas Roadhouse, Inc. dated as of February 19, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 19, 2025)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)
10.1*	Form of Indemnification Agreement for Director and Executive Officer (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K for the year ended December 28, 2021)
10.2

Form of Limited Partnership Agreement and Operating Agreement for certain company-managed Texas Roadhouse restaurants, including schedule of the owners of such restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to such an agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant)

10.3

Form of Franchise Agreement and Preliminary Agreement for a Texas Roadhouse restaurant franchise, including schedule of directors, executive officers and 5% stockholders which have entered into either agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Registrant)

10.4

Schedule of the owners of company-managed Texas Roadhouse restaurants and the aggregate interests held by directors, executive officers and 5% stockholders who are parties to Limited Partnership Agreements and Operating Agreements as of December 30, 2025 the form of which is set forth in Exhibit 10.2 of this Form 10-K

10.5

Schedule of the directors, executive officers and 5% stockholders which have entered into Franchise Agreements or Preliminary Agreements for a Texas Roadhouse Franchise as of December 30, 2025 the form of which is set forth in Exhibit 10.3 of this Form 10-K

10.6*

Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2013)

10.7*

Amended and Restated Form of Restricted Stock Unit Award Agreement under the Texas Roadhouse, Inc. 2013 Long-Term Incentive Plan for non-officers (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014)

Exhibit No.	Description
10.8*

Second Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., as amended December 19, 2007 and December 31, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014)

10.9*

Third Amended and Restated Deferred Compensation Plan of Texas Roadhouse Management Corp., effective January 1, 2010 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2014)

10.10*

Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Texas Roadhouse, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2021)

10.11*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021)

10.12*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Officers) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021)

10.13*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Member of Board of Directors) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 15, 2021)

10.14*

Employment Agreement between Texas Roadhouse Management Corp. and Christopher C. Colson dated December 27, 2024 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.15*

Employment Agreement between Texas Roadhouse Management Corp. and Travis C. Doster dated December 27, 2024 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.16*

Employment Agreement between Texas Roadhouse Management Corp. and David Christopher Monroe dated December 27, 2024 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.17*

Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan dated December 27, 2024 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.18*

Employment Agreement between Texas Roadhouse Management Corp. and Hernan E. Mujica dated December 27, 2024 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.19*

Employment Agreement between Texas Roadhouse Management Corp. and Regina A. Tobin dated December 27, 2024 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.20*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Gerald L. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 14, 2025)

10.21*

First Amendment to Employment Agreement between Texas Roadhouse Management Corp. and Christopher C. Colson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 14, 2025)

10.22*

Executive Employment Agreement between Texas Roadhouse Management Corp. and Lloyd Paul Marshall (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 14, 2025)

10.23*

Form of Texas Roadhouse, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Non-Officers) (incorporated by reference to Exhibit 10.2 to Registrant’s of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 26, 2023)

10.24

Credit Agreement, dated as of April 24, 2025 by and among Texas Roadhouse, Inc., and the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 24, 2025)

10.25*

Separation Agreement and Release of Claims dated June 9, 2025 by and between David Christopher Monroe and Texas Roadhouse Management Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 9, 2025)

Exhibit No.	Description
10.26*

Executive Employment Agreement between Texas Roadhouse Management Corp. and Michael Lenihan dated December 1, 2025 and having an effective date of December 3, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 1, 2025)

10.27*

Employment Agreement between Texas Roadhouse Management Corp. and Keith Humpich dated December 1, 2025 and having an effective date of December 3, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 1, 2025)

19.1	Texas Roadhouse, Inc. Stock Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*

Texas Roadhouse, Inc. Policy for Recovery of Incentive Compensation for Executive Officers dated November 9, 2023 (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

101

The following financial statements from the Texas Roadhouse, Inc. Annual Report on Form 10-K for the year ended December 30, 2025, filed February 27, 2026, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
Chief Executive Officer, Executive Vice Chairman
Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald L. Morgan	Chief Executive Officer, Executive Vice Chairman	February 27, 2026
Gerald L. Morgan	(Principal Executive Officer)

/s/ Michael S. Lenihan	Chief Financial Officer	February 27, 2026
Michael S. Lenihan	(Principal Financial Officer)

/s/ Keith V. Humpich	Chief Accounting and Financial Services Officer	February 27, 2026
Keith V. Humpich	(Principal Accounting Officer)

/s/ Gregory N. Moore	Chairman of the Board	February 27, 2026
Gregory N. Moore
/s/ Jane Grote Abell	Director	February 27, 2026
Jane Grote Abell
/s/ Hugh J. Carroll	Director	February 27, 2026
Hugh J. Carroll
/s/ Michael A. Crawford	Director	February 27, 2026
Michael A. Crawford
/s/ Donna E. Epps	Director	February 27, 2026
Donna E. Epps
/s/ Wayne L. Jones	Director	February 27, 2026
Wayne L. Jones
/s/ Curtis A. Warfield	Director	February 27, 2026
Curtis A. Warfield

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Roadhouse, Inc. and subsidiaries (the Company) as of December 30, 2025 and December 31, 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Potential indicators of impairment of long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company assesses long-lived assets, primarily related to restaurants held and used in the business for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant, or an asset group, may not be recoverable. Trailing 12-month cash flow results under predetermined amounts at the individual restaurant level are the Company’s primary indicator that the carrying amount of a restaurant may not be recoverable. Property and equipment, net of accumulated depreciation, and the operating lease right-of-use assets, net as of December 30, 2025 were $1,803.8 million and $879.5 million, respectively

We identified the assessment of the Company’s determination of potential indicators of impairment of long-lived assets as a critical audit matter. Subjective auditor judgement was required to evaluate the events or circumstances indicating the carrying amount of a restaurant may not be recoverable, including the determination of the cash flow thresholds and the utilization of trailing 12-month cash flow results to identify a potential impairment trigger.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment process, including controls relating to determination and identification of potential indicators of impairment. We evaluated the Company’s methodology of using trailing 12-month cash flow results under predetermined thresholds at the individual restaurant level as a potential indicator of impairment. Specifically, we evaluated the Company’s assessment of the factors considered, including the cash flow results at the individual restaurant level and the cash flow thresholds used in the Company’s analysis. We tested that those restaurants with trailing 12-month cash flows were evaluated for potential impairment triggers, and we compared the trailing 12-month cash flow results used in the Company’s analysis to historical financial data. We also assessed other events and circumstances that could have been indicative of a potential impairment trigger by reviewing management’s development reports and related meeting minutes and the board of directors meeting minutes.

/s/ KPMG LLP

We have served as the Company’s auditor since 1998.

Louisville, Kentucky
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Texas Roadhouse, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Texas Roadhouse, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2025 and December 31, 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Louisville, Kentucky
February 27, 2026

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$134,709	$245,225
Receivables, net of allowance for doubtful accounts of $12 at December 30, 2025 and $7 at December 31, 2024	214,511	193,170
Inventories, net	45,560	40,756
Prepaid income taxes	13,774	—
Prepaid expenses and other current assets	42,922	37,417
Total current assets	451,476	516,568
Property and equipment, net of accumulated depreciation of $1,379,207 at December 30, 2025 and $1,223,064 at December 31, 2024	1,803,841	1,617,673
Operating lease right-of-use assets, net	879,521	769,865
Goodwill	242,220	169,684
Intangible assets, net of accumulated amortization of $29,611 at December 30, 2025 and $23,147 at December 31, 2024	17,742	1,265
Other assets	154,672	115,724
Total assets	$3,549,472	$3,190,779
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$30,953	$28,172
Accounts payable	163,421	144,791
Deferred revenue-gift cards	448,744	401,198
Accrued wages	97,380	101,981
Income taxes payable	123	2,986
Accrued taxes and licenses	53,421	56,824
Other accrued liabilities	114,795	92,178
Total current liabilities	908,837	828,130
Operating lease liabilities, net of current portion	943,070	826,300
Restricted stock and other deposits	9,525	9,288
Deferred tax liabilities, net	14,682	8,184
Other liabilities	191,656	145,154
Total liabilities	2,067,770	1,817,056
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 65,943,730 and 66,574,626 shares issued and outstanding at December 30, 2025 and December 31, 2024, respectively)	66	67
Retained earnings	1,460,754	1,358,280
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,460,820	1,358,347
Noncontrolling interests	20,882	15,376
Total equity	1,481,702	1,373,723
Total liabilities and equity	$3,549,472	$3,190,779

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2025	2024	2023
Revenue:
Restaurant and other sales	$5,847,234	$5,341,853	$4,604,554
Royalties and franchise fees	30,841	31,479	27,118
Total revenue	5,878,075	5,373,332	4,631,672
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	2,049,687	1,785,119	1,593,852
Labor	1,944,416	1,764,740	1,539,124
Rent	92,321	80,560	72,766
Other operating	855,092	795,657	690,848
Pre-opening	27,502	28,090	29,234
Depreciation and amortization	206,640	178,157	153,202
Impairment and closure, net	349	1,226	275
General and administrative	227,328	223,264	198,382
Total costs and expenses	5,403,335	4,856,813	4,277,683
Income from operations	474,740	516,519	353,989
Interest income, net	3,137	6,774	2,984
Equity income from investments in unconsolidated affiliates	2,879	1,197	1,351
Income before taxes	480,756	524,490	358,324
Income tax expense	66,421	80,145	44,649
Net income including noncontrolling interests	414,335	444,345	313,675
Less: Net income attributable to noncontrolling interests	8,781	10,753	8,799
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$405,554	$433,592	$304,876

Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$6.11	$6.50	$4.56
Diluted	$6.10	$6.47	$4.54
Weighted average shares outstanding:
Basic	66,324	66,752	66,893
Diluted	66,511	67,011	67,149
Cash dividends declared per share	$2.72	$2.44	$2.20

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(tabular amounts in thousands, except share data)

					Total Texas
			Additional		Roadhouse, Inc.
		Par	Paid-in-	Retained	and	Noncontrolling
	Shares	Value	Capital	Earnings	Subsidiaries	Interests	Total
Balance, December 27, 2022	66,973,311	$67	$13,139	$999,432	$1,012,638	$15,024	$1,027,662
Net income	—	—	—	304,876	304,876	8,799	313,675
Distributions to noncontrolling interest holders	—	—	—	—	—	(7,974)	(7,974)
Dividends declared ($2.20 per share)	—	—	—	(147,182)	(147,182)	—	(147,182)
Shares issued under share-based compensation plans including tax effects	391,793	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(120,614)	—	(12,688)	—	(12,688)	—	(12,688)
Repurchase of shares of common stock, including excise taxes	(455,026)	—	(34,681)	(15,531)	(50,212)	—	(50,212)
Share-based compensation	—	—	34,230	—	34,230	—	34,230
Balance, December 26, 2023	66,789,464	$67	$—	$1,141,595	$1,141,662	$15,849	$1,157,511
Net income	—	—	—	433,592	433,592	10,753	444,345
Distributions to noncontrolling interest holders	—	—	—	—	—	(10,361)	(10,361)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(3,297)	—	(3,297)	(865)	(4,162)
Dividends declared ($2.44 per share)	—	—	—	(162,864)	(162,864)	—	(162,864)
Shares issued under share-based compensation plans including tax effects	358,077	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(111,253)	—	(17,608)	—	(17,608)	—	(17,608)
Repurchase of shares of common stock, including excise taxes	(461,662)	—	(26,150)	(54,043)	(80,193)	—	(80,193)
Share-based compensation	—	—	47,055	—	47,055	—	47,055
Balance, December 31, 2024	66,574,626	$67	$—	$1,358,280	$1,358,347	$15,376	$1,373,723
Net income	—	—	—	405,554	405,554	8,781	414,335
Noncontrolling interests in acquiree	—	—	—	—	—	3,245	3,245
Distributions to noncontrolling interest holders	—	—	—	—	—	(8,817)	(8,817)
Contribution from noncontrolling interest	—	—	—	—	—	2,297	2,297
Dividends declared ($2.72 per share)	—	—	—	(180,262)	(180,262)	—	(180,262)
Shares issued under share-based compensation plans including tax effects	346,460	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(108,349)	—	(19,484)	—	(19,484)	—	(19,484)
Repurchase of shares of common stock, including excise taxes	(869,007)	(1)	(28,281)	(122,818)	(151,100)	—	(151,100)
Share-based compensation	—	—	47,765	—	47,765	—	47,765
Balance, December 30, 2025	65,943,730	$66	$—	$1,460,754	$1,460,820	$20,882	$1,481,702

See accompanying Notes to Consolidated Financial Statements.

Texas Roadhouse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2025	2024	2023
Cash flows from operating activities:
Net income including noncontrolling interests	$414,335	$444,345	$313,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,640	178,157	153,202
Deferred income taxes	7,025	(13,803)	3,115
Loss on disposition of assets	4,809	3,572	3,783
Impairment and closure costs	120	845	200
Equity income from investments in unconsolidated affiliates	(2,879)	(1,197)	(1,351)
Distributions of income received from investments in unconsolidated affiliates	865	1,133	689
Provision for doubtful accounts	5	(28)	(14)
Share-based compensation expense	47,765	47,055	34,230
Changes in operating working capital, net of acquisitions:
Receivables	(21,306)	(17,668)	(24,420)
Inventories	(3,646)	(2,436)	105
Prepaid expenses and other current assets	(4,634)	(2,245)	(5,612)
Other assets	(32,358)	(20,097)	(22,617)
Accounts payable	18,962	13,142	23,083
Deferred revenue—gift cards	45,420	27,285	37,347
Accrued wages	(4,724)	33,919	13,518
Prepaid income taxes and income taxes payable	(16,637)	6,136	1,514
Accrued taxes and licenses	(4,276)	14,393	6,581
Other accrued liabilities	18,743	2,842	(3,460)
Operating lease right-of-use assets and lease liabilities	9,337	8,085	6,313
Other liabilities	46,501	30,194	25,103
Net cash provided by operating activities	730,067	753,629	564,984
Cash flows from investing activities:
Capital expenditures—property and equipment	(387,996)	(354,341)	(347,034)
Acquisitions of franchise restaurants, net of cash acquired	(107,528)	—	(39,153)
Acquisitions of franchise rights	(6,000)	—	—
Purchases of debt securities	(4,175)	—	—
Proceeds from sale of investments in unconsolidated affiliates	2,548	—	627
Proceeds from sale of property and equipment	1,200	1,441	2,110
Proceeds from sale leaseback transactions	19,137	15,999	16,283
Net cash used in investing activities	(482,814)	(336,901)	(367,167)
Cash flows from financing activities:
Payments on revolving credit facility	—	—	(50,000)
Debt issuance costs	(1,525)	—	—
Proceeds from noncontrolling interest contribution	2,297	—	—
Distributions to noncontrolling interest holders	(8,817)	(10,361)	(7,974)
Acquisitions of noncontrolling interests	—	(5,279)	—
Proceeds from restricted stock and other deposits, net	459	366	405
Indirect repurchase of shares for minimum tax withholdings	(19,484)	(17,608)	(12,688)
Repurchase of shares of common stock, including excise taxes as applicable	(150,437)	(80,003)	(49,993)
Dividends paid to shareholders	(180,262)	(162,864)	(147,182)
Net cash used in financing activities	(357,769)	(275,749)	(267,432)
Net (decrease) increase in cash and cash equivalents	(110,516)	140,979	(69,615)
Cash and cash equivalents—beginning of period	245,225	104,246	173,861
Cash and cash equivalents—end of period	$134,709	$245,225	$104,246
Supplemental disclosures of cash flow information:
Interest paid	$981	$891	$1,119
Income taxes paid	$75,094	$87,333	$39,861
Capital expenditures included in current liabilities	$35,965	$34,509	$47,550

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

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of December 30, 2025, we owned and operated 714 restaurants and franchised an additional 102 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 102 franchise restaurants, there were 41 domestic and 61 international restaurants, including two in a U.S. territory. As of December 31, 2024, we owned and operated 666 restaurants and franchised an additional 118 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 118 franchise restaurants, there were 60 domestic and 58 international restaurants, including one in a U.S. territory.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations, and cash flows of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

As of December 30, 2025 and December 31, 2024, we owned a majority interest in 20 and 19 company restaurants, respectively. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is recorded in the line item net income attributable to noncontrolling interests in our consolidated statements of income.

As of December 30, 2025 and December 31, 2024, we owned a 5.0% to 10.0% equity interest in 14 and 20 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our consolidated balance sheets, and our percentage share of net income earned by these unconsolidated affiliates is recorded in the line item equity income from investments in unconsolidated affiliates in our consolidated statements of income.

Fiscal Year

We utilize a 52 or 53 week accounting period that typically ends on the last Tuesday in December. We utilize a 13 week accounting period for quarterly reporting purposes, except in years containing 53 weeks when the fourth quarter contains 14 weeks. Fiscal years 2025 and 2023 were 52 weeks in length and fiscal year 2024 was 53 weeks in length. In fiscal year 2024, the additional week increased restaurant and other sales by $114.7 million and increased net income by approximately 5% in our consolidated statements of income.

Use of Estimates

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reporting of revenue and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the valuation of property and equipment, intangible assets, goodwill, lease liabilities and right-of-use assets, obligations related to insurance reserves, legal reserves, income taxes, and gift card breakage and fees. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents also include receivables from credit card companies as these balances are highly liquid in nature and are settled within two to three business days. These amounted to $50.9 million and $49.4 million at December 30, 2025 and December 31, 2024, respectively.

Receivables

Receivables consist principally of amounts due from retail gift card providers, vendor rebates, certain franchise restaurants for reimbursement of labor costs, pre-opening, and other expenses, and franchise restaurants for royalties and advertising fees.

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

Cloud Computing Arrangements

The Company capitalizes cloud computing implementation costs and amortizes these costs on a straight-line basis over the term of the related service agreement, including renewal periods that are reasonably certain to be exercised. Capitalized cloud computing implementation costs were $2.6 million and $5.9 million, net of accumulated amortization, as of December 30, 2025 and December 31, 2024, respectively. These costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheets. Related amortization expense was $1.7 million, $3.9 million, and $1.4 million for the years ended December 30, 2025, December 31, 2024, and December 26, 2023, respectively, and is included in general and administrative expenses in our consolidated statements of income.

Leases

We recognize operating lease right-of-use assets and operating lease liabilities for real estate leases, including our restaurant leases, as well as certain restaurant equipment leases based on the present value of the lease payments over the lease term. At lease inception, we include option periods that we are reasonably certain to exercise in the lease term. To determine if an option is reasonably certain to be exercised, we analyze the economic penalties that would be imposed from a failure to renew a lease, including the loss of our investment in leasehold improvements or the loss of future cash flows. We estimate the present value of lease payments based on our incremental borrowing rate which considers our estimated credit rating for a secured or collateralized instrument and corresponds to the underlying lease term. In addition, operating lease right-of-use assets are reduced for accrued rent and increased for any initial direct costs recognized at lease inception. For real estate and restaurant equipment leases commencing in 2019 and later, we account for lease and non-lease components as a single lease component. Reductions of the right-of-use asset and the changes in the lease liability are included within the changes in operating lease right-of-use assets and lease liabilities in our consolidated statements of cash flows.

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

As stated in ASC 350, an entity may first assess qualitative factors in order to determine if it is necessary to perform the quantitative test. In 2025 and 2024, we elected to perform a qualitative assessment for our annual review of goodwill. This review included evaluating factors such as macroeconomic conditions, industry and market considerations, cost factors, changes in management or key personnel, sustained decreases in share price, and the overall financial performance of the Company’s reporting units at the concept level. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of the fiscal year that would require additional testing.

In 2025, 2024, and 2023, we determined there was no goodwill impairment. Refer to Note 7 for additional information related to goodwill and intangible assets.

Other Assets

Other assets consist primarily of deferred compensation plan assets, deposits, captive insurance investments, and investments in unconsolidated affiliates. For further discussion of the deferred compensation plan, refer to Note 15 and Note 16.

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

We record deferred revenue for gift cards that have been sold but not yet redeemed. When the gift cards are redeemed, we recognize restaurant sales and reduce deferred revenue. For some of the gift cards that are sold we have determined that, based on our historic gift card redemption patterns, the likelihood of redemption is remote. For these gift cards, we record a breakage adjustment as a component of restaurant and other sales in the consolidated statements of income and reduce deferred revenue by the amount never expected to be redeemed. We use historic gift card redemption patterns to determine the breakage rate to utilize and recognize the expected breakage amount in a manner consistent with the actual redemption pattern of the associated gift card. We review the breakage rate on an annual basis, or sooner if circumstances indicate that the rate may have significantly changed and update the rate as needed. In addition, we incur fees on all gift cards that are sold through third-party retailers. These fees are also deferred and recorded consistent with the actual redemption pattern of the associated gift cards and are recorded as a component of restaurant and other sales in the consolidated statements of income.

We also recognize revenue from our franchising of Texas Roadhouse and Jaggers restaurants and from sales of our royalty-based retail products. This includes royalties and domestic marketing and advertising fees, initial and upfront franchise fees, domestic and international development agreements, and supervisory and administrative service fees. We recognize royalties and domestic marketing and advertising fees as franchise restaurant sales occur. For initial and upfront franchise fees and fees from development agreements, because the services we provide related to these fees do not contain separate and distinct performance obligations from the franchise right, these fees are recognized on a straight-line basis over the term of the associated franchise agreement. We recognize fees from supervision and administrative services as incurred. We recognize royalty revenue related to our royalty-based retail products as sales of those products occur by our licensed manufacturers.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Advertising

We have a domestic system-wide marketing and advertising fund. We maintain control of the marketing and advertising fund and, as such, have consolidated the fund’s activity for all the years presented. Domestic company and franchise restaurants are required to remit a designated portion of sales to the advertising fund. Advertising expenses related to company restaurants are expensed as incurred and recorded as a component of other operating costs in our consolidated statements of income. Advertising contributions received from our franchisees are recorded as a component of franchise royalties and fees in our consolidated statements of income. The associated advertising expenses are recorded as incurred within general and administrative expenses in our consolidated statements of income.

Other costs related to local restaurant area marketing initiatives are expensed as incurred and recorded as a component of other operating costs in our consolidated statements of income. These costs and the company restaurant advertising expenses amounted to $35.1 million, $31.8 million, and $28.3 million for the years ended December 30, 2025, December 31, 2024, and December 26, 2023, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily provides enhanced disclosures about an entity’s income tax including consistent categories and greater disaggregation of the information included in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. We adopted this guidance retrospectively for all reporting periods presented as of December 30, 2025, and provided additional details and disclosures in our income taxes disclosure. Refer to Note 9 for further discussion of income taxes.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU primarily provides enhanced disclosures about the components of expenses within the income statement including purchases of inventory, employee

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

compensation, depreciation, and intangible asset amortization. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and may be applied either prospectively or retrospectively for all prior periods presented. We are currently assessing the impact of this new standard on our disclosures and expect to provide additional detail and disclosures under this new guidance.

(3) Revenue

The following table disaggregates our revenue by major source:

	Fiscal Year Ended
	December 30, 2025	December 31, 2024	December 26, 2023
Restaurant and other sales	$5,847,234	$5,341,853	$4,604,554
Royalties	28,183	28,342	24,169
Franchise fees	2,658	3,137	2,949
Total revenue	$5,878,075	$5,373,332	$4,631,672

The following table presents a rollforward of deferred revenue-gift cards:

	Fiscal Year Ended
	December 30, 2025	December 31, 2024
Beginning balance	$401,198	$373,913
Gift card activations, net of third-party fees	514,276	479,244
Gift card redemptions and breakage	(466,730)	(451,959)
Ending balance	$448,744	$401,198

We recognized restaurant sales of $253.2 million for the year ended December 30, 2025 related to amounts in deferred revenue as of December 31, 2024. We recognized restaurant sales of $234.0 million for the year ended December 31, 2024 related to amounts in deferred revenue as of December 26, 2023.

(4) Acquisitions

Business Combinations

During the year ended December 30, 2025, we completed the acquisitions of 20 domestic franchise Texas Roadhouse restaurants. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $107.5 million, net of cash acquired.

These transactions were accounted for using the acquisition method as defined in ASC 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

We held a 5% equity interest in three of the restaurants acquired and a 10% equity interest in three of the restaurants acquired. These transactions were accounted for as step acquisitions and we recorded a gain of $2.2 million on our previous investments in equity income from investments in unconsolidated affiliates in the consolidated statements of income.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The following table summarizes the consideration paid for these acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through December 30, 2025.

Current assets	$1,397
Property and equipment	25,067
Operating lease right-of-use assets	41,646
Goodwill	72,536
Intangible assets	16,940
Other assets	526
Current portion of operating lease liabilities	(1,597)
Deferred revenue-gift cards	(2,126)
Current liabilities	(1,787)
Operating lease liabilities, net of current portion	(41,829)
Noncontrolling interests	(3,245)
$107,528

The aggregate purchase price is preliminary as we are finalizing working capital adjustments. Intangible assets represent reacquired franchise rights which are being amortized over a weighted-average useful life of 4.1 years. We expect $65.4 million of the total goodwill will be deductible for tax purposes and believe the resulting amount of goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

Pro forma financial detail and operating results have not been presented as the results of the acquired restaurants are not material to our consolidated financial position, results of operations, or cash flows.

Asset Acquisitions

During the year ended December 30, 2025, we completed the acquisition of our previously leased office buildings in Louisville, Kentucky that house our Support Center, for a total purchase price of $22.8 million. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The allocation of the purchase price consisted of land and building improvements and was based on their relative fair value as of the acquisition date.

During the year ended December 30, 2025, we completed the acquisition of previously granted franchise development rights related to three future restaurants in California for a total purchase price of $6.0 million. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The allocation of the purchase price consisted of reacquired franchise rights and was based on their relative fair value as of the acquisition date. The acquired intangible asset will be amortized over a useful life of 10 years.

(5) Long-term Debt

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

As of December 30, 2025, we had no outstanding borrowings under the credit facility and had $447.6 million of availability, net of $2.4 million of outstanding letters of credit. As of December 31, 2024, we had no outstanding borrowings under the previous credit facility and had $296.8 million of availability, net of $3.2 million of outstanding letters of credit.

The interest rate for each credit facility as of December 30, 2025 and December 31, 2024 was 4.81% and 5.47%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of December 30, 2025.

(6) Property and Equipment, Net

Property and equipment were as follows:

	December 30,2025	December 31,2024
Land and improvements	$169,427	$174,027
Buildings and leasehold improvements	1,739,512	1,523,169
Furniture, fixtures, and equipment	1,174,616	1,027,644
Construction in progress	80,293	98,662
Liquor licenses	19,200	17,235
	3,183,048	2,840,737
Accumulated depreciation and amortization	(1,379,207)	(1,223,064)
Total property and equipment, net	$1,803,841	$1,617,673

For the years ended December 30, 2025 and December 31, 2024, there was no interest capitalized in connection with restaurant construction. For the year ended December 26, 2023, the amount of interest capitalized in connection with restaurant construction was $0.5 million.

(7) Goodwill and Intangible Assets

All of our goodwill and intangible assets reside within the Texas Roadhouse reportable segment. A summary of changes to goodwill were as follows:

	Fiscal Year Ended
	December 30, 2025	December 31, 2024
Beginning balance	$169,684	$169,684
Additions	72,536	—
Ending balance	$242,220	$169,684

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Intangible assets, net consists of reacquired franchise rights. The following table presents the balance of intangible assets:

	Fiscal Year Ended
	December 30, 2025	December 31, 2024
Gross carrying value	$47,353	$24,412
Accumulated amortization	(29,611)	(23,147)
Net carrying value	$17,742	$1,265

We amortize reacquired franchise rights on a straight-line basis over the remaining term of the related franchise agreement. The following table presents the aggregate expense related to the amortization of the Company's intangible assets for the years ended December 30, 2025, December 31, 2024, and December 26, 2023

	Fiscal Year Ended
	December 30, 2025	December 31, 2024	December 26, 2023
Amortization expense	$6,463	$2,218	$3,024

The following table presents the expected annual amortization expense for the Company's intangible assets for the next five years and thereafter:

2026	$4,931
2027	3,823
2028	2,720
2029	2,054
2030	1,364
Thereafter	2,850
$17,742

(8) Leases

We recognize right-of-use assets and lease liabilities for both real estate and equipment leases that have a term in excess of one year. As of December 30, 2025 and December 31, 2024, these amounts were as follows:

	December 30, 2025
	Real estate	Equipment	Total
Operating lease right-of-use assets	$873,287	$6,234	$879,521

Current portion of operating lease liabilities	29,084	1,869	30,953
Operating lease liabilities, net of current portion	939,711	3,359	943,070
Total operating lease liabilities	$968,795	$5,228	$974,023

	December 31, 2024
	Real estate	Equipment	Total
Operating lease right-of-use assets	$764,135	$5,730	$769,865

Current portion of operating lease liabilities	26,501	1,671	28,172
Operating lease liabilities, net of current portion	823,240	3,060	826,300
Total operating lease liabilities	$849,741	$4,731	$854,472

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

Information related to our real estate operating leases for the fiscal years ended December 30, 2025, December 31, 2024, and December 26, 2023 were as follows:

	Fiscal Year Ended
Real estate costs	December 30, 2025	December 31, 2024	December 26, 2023
Operating lease	$93,564	$82,739	$75,068
Variable lease	8,291	7,007	5,079
Total lease costs	$101,855	$89,746	$80,147

Real estate lease liabilities maturity analysis		December 30, 2025
2026		$90,829
2027		92,919
2028		94,367
2029		95,616
2030		96,749
Thereafter		1,241,520
Total		1,712,000
Less interest		743,205
Total discounted operating lease liabilities		$968,795

	Fiscal Year Ended
Real estate leases other information	December 30, 2025	December 31, 2024
Cash paid for amounts included in measurement of operating lease liabilities	$84,730	$74,654
Right-of-use assets obtained in exchange for new operating lease liabilities	$123,199	$104,548
Weighted-average remaining lease term (years)	17.47	17.35
Weighted-average discount rate	6.70%	6.53%

Operating lease payments exclude $12.5 million of future minimum lease payments for executed real estate leases of which we have not yet taken possession. In addition to the above operating leases, as of December 30, 2025, we had two finance leases with a right-of-use asset balance and lease liability balance of $1.8 million and $2.7 million, respectively. As of December 31, 2024, we had two finance leases with a right-of-use asset balance and lease liability balance of $1.9 million and $2.8 million, respectively. The right-of-use asset balance is included as a component of other assets and the lease liability balance as a component of other liabilities in the consolidated balance sheets.

In 2025, we entered into six sale leaseback transactions that generated proceeds of $19.1 million and no gain or loss was recognized on these transactions. In 2024, we entered into five sale leaseback that generated proceeds of $16.0 million and no gain or loss was recognized on these transactions. The resulting operating leases are included in the operating lease right-of-use assets and lease liabilities noted above.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(9) Income Taxes

All income before taxes is generated by domestic entities. Components of our income tax expense (benefit) for the years ended December 30, 2025, December 31, 2024, and December 26, 2023 were as follows:

	Fiscal Year Ended
	December 30, 2025	December 31, 2024	December 26, 2023
Current:
Federal	$32,027	$63,816	$21,694
State	26,205	28,992	19,105
Foreign	1,164	1,140	735
Total current	59,396	93,948	41,534
Deferred:
Federal	8,046	(11,096)	4,518
State	(1,021)	(2,707)	(1,403)
Total deferred	7,025	(13,803)	3,115
Total Income tax expense:
Federal	40,073	52,720	26,212
State	25,184	26,285	17,702
Foreign	1,164	1,140	735
Income tax expense	$66,421	$80,145	$44,649

A reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 30, 2025, December 31, 2024, and December 26, 2023 is as follows:

	Fiscal Year Ended
	December 30, 2025		December 31, 2024		December 26, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at statutory federal rate	$100,959	21.0%	$110,143	21.0%	$75,248	21.0%
Domestic federal:
Tax credits:
FICA tip tax credit	(49,672)	(10.3)	(45,425)	(8.7)	(39,714)	(11.1)
Work opportunity tax credit	(3,999)	(0.8)	(2,867)	(0.5)	(3,697)	(1.0)
Nontaxable and nondeductible items	877	0.1	(1,492)	(0.3)	(661)	(0.2)
State and local tax, net of federal benefit (1)	17,091	3.6	18,646	3.6	12,738	3.6
Foreign	1,165	0.2	1,140	0.2	735	0.2
Total	$66,421	13.8%	$80,145	15.3%	$44,649	12.5%

(1) For the year ended December 30, 2025, state taxes in Florida, Texas, Illinois, Pennsylvania, Virginia, Michigan, Kentucky, New Jersey, Indiana, Arizona, Maryland, and Tennessee make up the majority (greater than 50%) of the tax effect in this category. For the year ended December 31, 2024, state taxes in Florida, Illinois, Pennsylvania, Texas, Virginia, Kentucky, Indiana, Michigan, Arizona, New York, Maryland, and New Jersey make up the majority (greater than 50%) of the tax effect in this category. For the year ended December 26, 2023, state taxes in Florida, Texas, Illinois, Pennsylvania, New Jersey, Kentucky, Virginia, Arizona, Michigan, Indiana, and Maryland make up the majority (greater than 50%) of the tax effect in this category.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

A summary of income taxes paid for the years ended December 30, 2025, December 31, 2024, and December 26, 2023 is as follows:

	Fiscal Year Ended
	December 30, 2025	December 31, 2024	December 26, 2023
Federal	$45,000	$59,000	$19,600
State (1)	28,941	27,195	19,530
Foreign	1,153	1,138	731
Income taxes paid	$75,094	$87,333	$39,861

(1) The amount of income taxes paid to any individual state jurisdiction did not meet the 5% disaggregation threshold in any period presented.

Components of deferred tax liabilities, net were as follows:

	December 30, 2025	December 31, 2024
Deferred tax assets:
Deferred revenue—gift cards	$43,621	$35,915
Insurance reserves	15,653	11,768
Other reserves	2,547	2,027
Share-based compensation	7,364	7,635
Operating lease liabilities	241,865	212,341
Deferred compensation	37,012	26,241
Other assets	3,556	4,430
Total deferred tax asset	351,618	300,357
Deferred tax liabilities:
Property and equipment	(117,272)	(91,161)
Goodwill and intangibles	(10,025)	(8,693)
Operating lease right-of-use asset	(218,163)	(191,065)
Other liabilities	(20,840)	(17,622)
Total deferred tax liability	(366,300)	(308,541)
Net deferred tax liability	$(14,682)	$(8,184)

We have not provided a valuation allowance for any of our deferred tax assets as their realization is more likely than not.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

	Fiscal Year Ended
	December 30, 2025	December 31, 2024	December 26, 2023
Beginning balance	$5,261	$4,782	$3,925
Additions to tax positions related to prior years	279	317	964
Additions to tax positions related to current year	660	383	139
Reductions due to statute expiration	-	-	(246)
Reductions due to exam settlement	-	(221)	-
Ending balance	$6,200	$5,261	$4,782

As of December 30, 2025, December 31, 2024, and December 26, 2023 the amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $3.6 million, $2.9 million, and $2.5 million, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

For the years ended December 30, 2025, December 31, 2024, and December 26, 2023, the total amount of accrued penalties and interest related to uncertain tax provisions was recognized as a part of income tax expense and these amounts were not material.

All entities for which unrecognized tax benefits exist as of December 30, 2025 possess a December tax year-end. As a result, as of December 30, 2025, the tax years ended December 31, 2024, December 26, 2023, and December 27, 2022 remain subject to examination by all tax jurisdictions. As of December 30, 2025, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to our unrecognized tax benefits.

(10) Preferred Stock

Our Board of Directors (the "Board") is authorized, without further vote or action by the holders of common stock, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Board, which may include, but are not limited to, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights, and preemptive rights. There were no shares of preferred stock outstanding as of December 30, 2025 and December 31, 2024.

(11) Stock Repurchase Program

On February 19, 2025, our Board approved a stock repurchase program under which we may repurchase up to $500.0 million of our common stock. This stock repurchase program commenced on February 24, 2025, has no expiration date, and replaced a previous stock repurchase program which was approved on March 17, 2022 that authorized the Company to repurchase up to $300.0 million of our common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases are determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions, and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Securities Exchange Act of 1934, as amended, and as applicable.

For the years ended December 30, 2025 and December 31, 2024, we paid $150.0 million and $79.8 million, excluding excise taxes, to repurchase 869,007 shares and 461,662 shares of our common stock, respectively. This includes $120.0 million repurchased under our current authorization and $30.0 million repurchased under our prior authorization during 2025. As of December 30, 2025, $380.0 million remained under our authorized stock repurchase program.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The following table sets forth the calculation of earnings per share and weighted average shares outstanding as presented in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2025	2024	2023
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$405,554	$433,592	$304,876
Basic EPS:
Weighted-average common shares outstanding	66,324	66,752	66,893
Basic EPS	$6.11	$6.50	$4.56
Diluted EPS:
Weighted-average common shares outstanding	66,324	66,752	66,893
Dilutive effect of nonvested stock units	187	259	256
Shares-diluted	66,511	67,011	67,149
Diluted EPS	$6.10	$6.47	$4.54

(13) Commitments and Contingencies

The estimated cost of completing capital project commitments at December 30, 2025 and December 31, 2024 was $234.2 million and $243.6 million, respectively.

As of December 30, 2025 and December 31, 2024, we were contingently liable for $7.8 million for five lease guarantees and $9.4 million for seven lease guarantees, respectively. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of December 30, 2025 or December 31, 2024, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the year ended December 30, 2025, we bought our beef primarily from four suppliers who represent a significant portion of the total beef marketplace. If one of these vendors was unable to fulfill their obligations, we believe that the remaining suppliers could meet our needs by supplying comparable products at potentially higher costs.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The following table summarizes share-based compensation expense recorded in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2025	2024	2023
Labor expense	$17,132	$16,277	$11,470
General and administrative expense	30,633	30,778	22,760
Total share-based compensation expense	$47,765	$47,055	$34,230

We recognize expense for RSUs and PSUs over the vesting term based on the grant date fair value of the award. We record forfeitures as they occur. Activity for our share-based compensation by type of grant for the fiscal year ended December 30, 2025 is presented below.

Summary Details for RSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 31, 2024	410,890	$141.43
Granted	248,194	187.26
Forfeited	(18,491)	163.03
Vested	(295,178)	144.22
Outstanding at December 30, 2025	345,415	$170.83	0.9	$57,822

As of December 30, 2025, with respect to unvested RSUs, there was $27.8 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 0.9 years. The vesting terms of all RSUs range from 1.0 to 5.0 years. The total intrinsic value of RSUs vested during the years ended December 30, 2025, December 31, 2024, and December 26, 2023 was $53.1 million, $49.9 million, and $37.8 million, respectively. The excess tax benefit associated with vested RSUs for the years ended December 30, 2025, December 31, 2024, and December 26, 2023 was $2.2 million, $4.4 million, and $1.7 million, respectively, which was recognized in the income tax provision.

Summary Details for PSUs

		Weighted-Average	Weighted-Average
		Grant Date Fair	Remaining Contractual	Aggregate
	Shares	Value	Term (years)	Intrinsic Value
Outstanding at December 31, 2024	30,300	$117.46
Granted	91,500	181.27
Performance shares adjustment (1)	20,982	117.44
Forfeited	(7,800)	181.27
Vested	(51,282)	117.44
Outstanding at December 30, 2025	83,700	$181.27	1.0	$14,011
(1)	Additional shares from the January 2024 PSU grant that vested in January 2025 due to exceeding the initial 100% target.

We grant PSUs to certain members of management subject to the achievement of certain earnings targets, which determine the number of units to vest at the end of the vesting period. Share-based compensation expense is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date and through the performance period. For each grant, PSUs vest after meeting the performance and service conditions. The total intrinsic value of PSUs vested during the years ended December 30, 2025, December 31, 2024, and December 26, 2023 was $9.1 million, $6.4 million, and $3.3 million, respectively.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

On January 8, 2026, approximately 19,248 shares vested related to the January 2025 PSU grant and are expected to be distributed in February 2026. As of December 30, 2025, with respect to unvested PSUs, there was $5.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.0 year. The allowable excess tax benefit associated with vested PSUs for the years ended December 30, 2025, December 31, 2024, and December 26, 2023 was not significant.

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

The following table summarizes the company contributions for the 401(k) Plan recorded in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2025	2024	2023
Labor expense	$8,902	$8,364	$7,080
General and administrative expense	2,255	2,114	1,805
Total company contributions	$11,157	$10,478	$8,885

We also have a deferred compensation plan which allows highly compensated employees to defer a portion of their compensation and contribute such amounts to one or more investment funds held in a rabbi trust and the Company matches a certain percentage of the employee contributions.

The following table summarizes the company contributions for the deferred compensation plan recorded in the accompanying consolidated statements of income:

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2025	2024	2023
Labor expense	$2,371	$1,630	$1,625
General and administrative expense	1,752	1,469	1,493
Total company contributions	$4,123	$3,099	$3,118

Refer to Note 16 for further discussion on the fair value measurement of the deferred compensation plan assets and liabilities.

(16) Fair Value Measurement

At December 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. There were no transfers among levels within the fair value hierarchy during the year ended December 30, 2025.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	December 30, 2025	December 31, 2024
Deferred compensation plan—assets	1	$134,347	$101,071
Deferred compensation plan—liabilities	1	$(134,158)	$(101,071)
Debt securities	2	$4,188	$-

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

Debt security investments are held by our wholly-owned captive insurance company as collateral for certain insurance coverages. These investments, which are classified as available for sale, are primarily comprised of corporate bonds and are recorded in other long-term assets on the balance sheet. The fair value of these investments is based on market values obtained from an independent third-party pricing service. As of December 30, 2025, the book value of these investments approximated the fair value of the investments, and therefore there were no unrealized amounts recorded in other comprehensive income in the consolidated statements of income.

(17) Impairment and Closure Costs

We recorded impairment and closure costs of $0.3 million, $1.2 million and $0.3 million for the years ended December 30, 2025, December 31, 2024, and December 26, 2023, respectively.

Impairment and closure costs in 2025 included $0.3 million related to ongoing closure costs for stores which have been relocated.

Impairment and closure costs in 2024 included $0.8 million related to the impairment of a building at a previously relocated store and $0.4 million related to ongoing closure costs for stores which have been relocated.

Impairment and closure costs in 2023 included $0.3 million related to ongoing closure costs for stores which have been relocated.

(18) Related Party Transactions

As of December 30, 2025, December 31, 2024 and December 26, 2023, we had five franchise restaurants and one majority-owned company restaurant owned in part by current officers of the Company. We recognized revenue of $2.5 million, $2.5 million, and $2.3 million for the years ended December 30, 2025, December 31, 2024, and December 26, 2023, respectively, related to the five franchise restaurants.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

(19) Segment Information

The Chief Executive Officer is our CODM. The CODM assesses the performance of the business and allocates resources at the concept level and as a result we have identified Texas Roadhouse, Bubba's 33, and Jaggers as separate operating segments. In addition, we have identified our retail initiatives as a separate operating segment. Finally, we have identified Texas Roadhouse and Bubba's 33 as reportable segments. The Texas Roadhouse reportable segment includes the results of our company and franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, corporate-related assets, depreciation and amortization, and capital expenditures are also included in Other.

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

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	Fiscal Year Ended December 30, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$5,475,804	$335,210	$36,220	$5,847,234
Restaurant operating costs (excluding depreciation and amortization):
Food and Beverage	1,943,313	94,772	11,602	2,049,687
Labor	1,810,769	122,106	11,541	1,944,416
Rent	82,778	8,446	1,097	92,321
Other Operating	787,350	60,668	7,074	855,092
Restaurant margin	$851,594	$49,218	$4,906	$905,718

Depreciation and amortization	$171,420	$18,673	$16,547	$206,640
Segment assets	2,831,205	306,051	412,216	3,549,472
Capital expenditures	302,527	52,116	33,353	387,996

	Fiscal Year Ended December 31, 2024
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$5,012,707	$297,608	$31,538	$5,341,853
Restaurant operating costs (excluding depreciation and amortization):
Food and Beverage	1,691,302	83,701	10,116	1,785,119
Labor	1,646,437	108,306	9,997	1,764,740
Rent	72,060	7,677	823	80,560
Other Operating	737,909	51,502	6,246	795,657
Restaurant margin	$864,999	$46,422	$4,356	$915,777

Depreciation and amortization	$149,934	$16,447	$11,776	$178,157
Segment assets	2,488,679	255,320	446,780	3,190,779
Capital expenditures	304,259	38,557	11,525	354,341

	Fiscal Year Ended December 26, 2023
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$4,331,823	$247,195	$25,536	$4,604,554
Restaurant operating costs (excluding depreciation and amortization):
Food and Beverage	1,514,421	71,101	8,330	1,593,852
Labor	1,438,802	92,241	8,081	1,539,124
Rent	65,519	6,624	623	72,766
Other Operating	641,923	43,287	5,638	690,848
Restaurant margin	$671,158	$33,942	$2,864	$707,964

Depreciation and amortization	$126,719	$14,210	$12,273	$153,202
Capital expenditures	306,599	27,908	12,527	347,034

Texas Roadhouse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income, net and equity income from investments in unconsolidated affiliates to reportable segments.

	Fiscal Year Ended
	December 30, 2025	December 31, 2024	December 26, 2023
Restaurant margin	$905,718	$915,777	$707,964

Add:
Royalties and franchise fees	30,841	31,479	27,118

Less:
Pre-opening	27,502	28,090	29,234
Depreciation and amortization	206,640	178,157	153,202
Impairment and closure, net	349	1,226	275
General and administrative	227,328	223,264	198,382
Income from operations	$474,740	$516,519	$353,989

(20) Subsequent Events

On December 31, 2025, subsequent to the end of our 2025 fiscal year, we completed the acquisitions of five domestic franchise restaurants of which a current officer of the Company had a 2% ownership interest in two of these restaurants. Pursuant to the terms of the acquisition agreements, we paid an aggregate purchase price of approximately $72 million. We borrowed $50.0 million available under our credit facility to partially fund the acquisition. We expect to complete the preliminary purchase price allocations relating to these transactions in the first quarter of fiscal year 2026.