Form 10-Q
period 2026-03-31
Texas Roadhouse, Inc.
filed 2026-05-08
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of common stock outstanding were 65,729,615 on April 29, 2026.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2026	December 30, 2025
Assets
Current assets:
Cash and cash equivalents	$214,561	$134,709
Receivables, net of allowance for doubtful accounts of $29 at March 31, 2026 and $12 at December 30, 2025	53,782	214,511
Inventories, net	46,044	45,560
Prepaid income taxes	3,941	13,774
Prepaid expenses and other current assets	44,093	42,922
Total current assets	362,421	451,476
Property and equipment, net of accumulated depreciation of $1,421,421 at March 31, 2026 and $1,379,207 at December 30, 2025	1,834,692	1,803,841
Operating lease right-of-use assets, net	912,787	879,521
Goodwill	275,036	242,220
Intangible assets, net of accumulated amortization of $31,821 at March 31, 2026 and $29,611 at December 30, 2025	28,622	17,742
Other assets	161,172	154,672
Total assets	$3,574,730	$3,549,472
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$31,792	$30,953
Accounts payable	169,955	163,421
Deferred revenue-gift cards	330,406	448,744
Accrued wages	95,574	97,380
Income taxes payable	3,003	123
Accrued taxes and licenses	57,789	53,421
Other accrued liabilities	100,322	114,795
Total current liabilities	788,841	908,837
Operating lease liabilities, net of current portion	972,478	943,070
Long-term debt	50,000	—
Restricted stock and other deposits	9,390	9,525
Deferred tax liabilities, net	20,744	14,682
Other liabilities	194,891	191,656
Total liabilities	2,036,344	2,067,770
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 65,825,744 and 65,943,730 shares issued and outstanding at March 31, 2026 and December 30, 2025, respectively)	66	66
Retained earnings	1,516,945	1,460,754
Accumulated other comprehensive loss	(54)	—
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,516,957	1,460,820
Noncontrolling interests	21,429	20,882
Total equity	1,538,386	1,481,702
Total liabilities and equity	$3,574,730	$3,549,472

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	March 31, 2026	April 1, 2025
Revenue:
Restaurant and other sales	$1,626,689	$1,440,342
Royalties and franchise fees	6,477	7,306
Total revenue	1,633,166	1,447,648
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	574,302	490,991
Labor	534,619	479,975
Rent	24,713	22,477
Other operating	228,626	207,615
Pre-opening	6,636	6,812
Depreciation and amortization	56,843	48,800
Impairment and closure, net	—	28
General and administrative	61,086	56,217
Total costs and expenses	1,486,825	1,312,915
Income from operations	146,341	134,733
Interest income, net	545	1,301
Equity income from investments in unconsolidated affiliates	144	225
Income before taxes	$147,030	$136,259
Income tax expense	21,035	20,200
Net income including noncontrolling interests	125,995	116,059
Less: Net income attributable to noncontrolling interests	2,562	2,397
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$123,433	$113,662
Other comprehensive loss, net of tax:
Unrealized loss on investments, net of tax of $18	(54)	—
Total comprehensive income	$123,379	$113,662
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.87	$1.71
Diluted	$1.87	$1.70
Weighted average shares outstanding:
Basic	65,921	66,485
Diluted	66,120	66,714
Cash dividends declared per share	$0.75	$0.68

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended March 31, 2026
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 30, 2025	65,943,730	$66	$—	$1,460,754	$—	$1,460,820	$20,882	$1,481,702
Net income	—	—	—	123,433	—	123,433	2,562	125,995
Other comprehensive loss, net of tax	—	—	—	—	(54)	(54)	—	(54)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,015)	(2,015)
Dividends declared ($0.75 per share)	—	—	—	(49,407)	—	(49,407)	—	(49,407)
Shares issued under share-based compensation plans including tax effects	62,146	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(18,917)	—	(3,096)	—	—	(3,096)	—	(3,096)
Repurchase of shares of common stock, including excise tax as applicable	(161,215)	—	(10,360)	(17,835)	—	(28,195)	—	(28,195)
Share-based compensation	—	—	13,456	—	—	13,456	—	13,456
Balance, March 31, 2026	65,825,744	$66	$—	$1,516,945	$(54)	$1,516,957	$21,429	$1,538,386

	For the 13 Weeks Ended April 1, 2025
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 31, 2024	66,574,626	$67	$—	$1,358,280	$—	$1,358,347	$15,376	$1,373,723
Net income	—	—	—	113,662	—	113,662	2,397	116,059
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,345)	(2,345)
Dividends declared ($0.68 per share)	—	—	—	(45,171)	—	(45,171)	—	(45,171)
Shares issued under share-based compensation plans including tax effects	160,512	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(50,696)	—	(9,024)	—	—	(9,024)	—	(9,024)
Repurchase of shares of common stock, including excise tax as applicable	(281,091)	(1)	(3,526)	(46,716)	—	(50,243)	—	(50,243)
Share-based compensation	—	—	12,550	—	—	12,550	—	12,550
Balance, April 1, 2025	66,403,351	$66	$—	$1,380,055	$—	$1,380,121	$15,428	$1,395,549

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	13 Weeks Ended
	March 31, 2026	April 1, 2025
Cash flows from operating activities:
Net income including noncontrolling interests	$125,995	$116,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,843	48,800
Deferred income taxes	6,286	(4,347)
Loss on disposition of assets	800	1,419
Impairment and closure costs	(4)	(5)
Equity income from investments in unconsolidated affiliates	(144)	(225)
Distributions of income received from investments in unconsolidated affiliates	109	351
Provision for doubtful accounts	17	4
Share-based compensation expense	13,456	12,550
Changes in operating working capital, net of acquisitions:
Receivables	160,712	142,313
Inventories	(163)	(2,833)
Prepaid expenses and other current assets	(512)	1,081
Other assets	(742)	(5,059)
Accounts payable	5,764	11,101
Deferred revenue—gift cards	(119,154)	(107,214)
Accrued wages	(1,806)	(9,184)
Prepaid income taxes and income taxes payable	12,713	22,847
Accrued taxes and licenses	4,368	(6,133)
Other accrued liabilities	(10,171)	4,968
Operating lease right-of-use assets and lease liabilities	1,476	3,202
Other liabilities	3,237	8,045
Net cash provided by operating activities	259,080	237,740
Cash flows from investing activities:
Capital expenditures—property and equipment	(80,165)	(77,389)
Acquisitions of franchise restaurants, net of cash acquired	(71,778)	(78,297)
Purchases of debt securities	(5,260)	—
Proceeds from sale of property and equipment	—	129
Proceeds from sale leaseback transactions	10,450	—
Net cash used in investing activities	(146,753)	(155,557)
Cash flows from financing activities:
Proceeds from revolving credit facility	70,000	—
Payments on revolving credit facility	(20,000)	—
Distributions to noncontrolling interest holders	(2,015)	(2,345)
Proceeds from restricted stock and other deposits, net	238	368
Indirect repurchase of shares for minimum tax withholdings	(3,096)	(9,024)
Repurchase of shares of common stock, including excise taxes as applicable	(28,195)	(50,151)
Dividends paid to shareholders	(49,407)	(45,171)
Net cash used in financing activities	(32,475)	(106,323)
Net increase (decrease) in cash and cash equivalents	79,852	(24,140)
Cash and cash equivalents—beginning of period	134,709	245,225
Cash and cash equivalents—end of period	$214,561	$221,085
Supplemental disclosures of cash flow information:
Interest paid	$414	$216
Income taxes paid	$2,036	$1,701
Capital expenditures included in current liabilities	$31,608	$36,992

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of March 31, 2026 and December 30, 2025 and for the 13 weeks ended March 31, 2026 and April 1, 2025.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of March 31, 2026, we owned and operated 723 restaurants and franchised an additional 99 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 99 franchise restaurants, there were 37 domestic restaurants and 62 international restaurants, including two in a U.S. territory. As of April 1, 2025, we owned and operated 688 restaurants and franchised an additional 104 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 104 franchise restaurants, there were 46 domestic restaurants and 58 international restaurants, including one in a U.S. territory.

As of March 31, 2026 and April 1, 2025, we owned a majority interest in 20 and 19 company restaurants, respectively. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income and comprehensive income.

As of March 31, 2026 and April 1, 2025, we owned a 5.0% to 10.0% equity interest in 14 and 20 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates under equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements, and the reporting of revenue and expenses during the periods to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Significant items subject to such estimates and assumptions include the valuation of property and equipment, intangible assets, goodwill, lease liabilities and right-of-use assets, obligations related to insurance reserves, legal reserves, income taxes, and gift card breakage and fees. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our unaudited condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 weeks ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate.

(2) Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03, Income Statement – Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU primarily provides enhanced disclosures about the components of expenses within the income statement including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and may be applied either prospectively or retrospectively for all periods presented. We are currently assessing the impact of this new standard on our disclosures and expect to provide additional detail and disclosures under this new guidance.

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

As of March 31, 2026, we had $50.0 million in outstanding borrowings under the credit facility and had $397.6 million of availability, net of $2.4 million of outstanding letters of credit. As of December 30, 2025, we had no outstanding borrowings under the credit facility and had $447.6 million of availability, net of $2.4 million of outstanding letters of credit.

The interest rate on our current credit facility was 4.77% as of March 31, 2026. The interest rate on our previous credit facility was 5.37% as of April 1, 2025.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of March 31, 2026.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended
	March 31, 2026	April 1, 2025
Restaurant and other sales	$1,626,689	$1,440,342
Royalties	5,953	6,778
Franchise fees	524	528
Total revenue	$1,633,166	$1,447,648

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended
	March 31, 2026	April 1, 2025
Beginning balance	$448,744	$401,198
Gift card activations, net of third-party fees	65,274	57,381
Gift card redemptions and breakage	(183,612)	(162,827)
Ending balance	$330,406	$295,752

We recognized restaurant sales of $153.1 million for the 13 weeks ended March 31, 2026 related to amounts in deferred revenue as of December 30, 2025. We recognized restaurant sales of $139.2 million for the 13 weeks ended April 1, 2025 related to amounts in deferred revenue as of December 31, 2024.

(5) Income Taxes

The effective tax rate was 14.3% and 14.8% for the 13 weeks ended March 31, 2026 and April 1, 2025, respectively. The decrease in the tax rate for the 13 weeks ended March 31, 2026, as compared to the prior year period, was primarily due to an increase in the impact of the FICA tip tax credit partially offset by a decrease in the excess tax benefit on stock compensation, the expiration of the workers’ opportunity tax credit, and an increase in non-deductible officers’ compensation.

(6)	Commitments and Contingencies

As of March 31, 2026 and December 30, 2025, we were contingently liable for $7.6 million and $7.8 million, respectively, for five lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of March 31, 2026 and December 30, 2025, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 weeks ended March 31, 2026, we bought our beef primarily from four suppliers who represent a significant portion of the total beef marketplace. If one of these vendors was unable to fulfill their obligations, we believe that the remaining suppliers could meet our needs by supplying comparable products at potentially higher costs. We have no material minimum purchase commitments with our vendors that extend beyond a year.

Occasionally, we are a defendant in litigation arising in the ordinary course of business, including "slip and fall" matters, employment related claims, dram shop statutes related to our service of alcohol, and claims from guests or employees alleging illness, injury or food quality, health, or operational concerns. None of these types of litigation, most of which are covered by insurance with varying retention levels, has had a material effect on us and, as of the date of this report, we are not party to any litigation that we believe could have a material adverse effect on our business.

(7)   Acquisitions

During the 13 weeks ended March 31, 2026, we completed the acquisitions of five domestic franchise Texas Roadhouse restaurants of which a current officer of the Company had a 2% ownership interest in two of these restaurants. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $71.7 million, net of cash acquired.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification ("ASC") 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid for these acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through March 31, 2026.

Current assets	$321
Property and equipment	20,922
Operating lease right-of-use assets	15,092
Goodwill	32,730
Intangible assets	13,090
Other assets	205
Current portion of operating lease liabilities	(127)
Deferred revenue-gift cards	(816)
Operating lease liabilities, net of current portion	(9,725)
$71,692

The aggregate purchase price is preliminary as we are finalizing working capital adjustments. Intangible assets represent reacquired franchise rights which are being amortized over a weighted-average useful life of 5.5 years. All of the goodwill will be deductible for tax purposes and the goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

Pro forma financial detail and operating results have not been presented as the results of the acquired restaurants are not material to our unaudited condensed consolidated financial statements.

During the 52 weeks ended December 30, 2025, we completed the acquisition of 20 domestic franchise Texas Roadhouse restaurants. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $107.6 million, net of cash acquired.

These transactions were accounted for using the acquisition method as defined in ASC 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid for these acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for final measurement-period adjustments.

Current assets	$1,397
Property and Equipment	25,067
Operating lease right-of-use assets	41,646
Goodwill	72,622
Intangible assets	16,940
Other assets	526
Current portion of operating lease liabilities	(1,597)
Deferred revenue-gift cards	(2,126)
Current liabilities	(1,787)
Operating lease liabilities, net of current portion	(41,829)
Noncontrolling interests	(3,245)
$107,614

Intangible assets represent reacquired franchise rights which are being amortized over a weighted-average useful life of 4.1 years. Goodwill totaling $65.5 million will be deductible for tax purposes and the goodwill reflects the benefit of sales and unit growth opportunities as well as the benefit of the assembled workforce of the acquired restaurants.

Pro forma financial detail and operating results have not been presented as the results of the acquired restaurants are not material to our unaudited condensed consolidated financial statements.

(8)   Related Party Transactions

As of March 31, 2026, we had three franchise restaurants and one majority-owned company restaurant owned in part by current officers of the Company. For the 13 weeks ended March 31, 2026, we recognized revenue of $0.4 million related to the three franchise restaurants. As of April 1, 2025, we had five franchise restaurants and one majority-owned company restaurant owned in part by current officers of the Company. For the 13 weeks ended April 1, 2025, we recognized revenue of $0.6 million related to the five franchise restaurants.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended
	March 31, 2026	April 1, 2025
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$123,433	$113,662
Basic EPS:
Weighted-average common shares outstanding	65,921	66,485
Basic EPS	$1.87	$1.71
Diluted EPS:
Weighted-average common shares outstanding	65,921	66,485
Dilutive effect of nonvested stock units	199	229
Shares-diluted	66,120	66,714
Diluted EPS	$1.87	$1.70

(10) Fair Value Measurements

As of March 31, 2026 and December 30, 2025, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. There were no transfers among levels within the fair value hierarchy during the 13 weeks ended March 31, 2026.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	March 31, 2026	December 30, 2025
Deferred compensation plan—assets	1	$136,187	$134,347
Deferred compensation plan—liabilities	1	$(136,194)	$(134,158)
Debt securities	2	$9,332	$4,188

We report the accounts of the deferred compensation plan in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated balance sheets. During the 13 weeks ended March 31, 2026, we transitioned a portion of the plan assets to company-owned life insurance contracts which are recorded at their cash surrender value. The remaining investments are trading securities which are recorded based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are reported in general and administrative expense in our unaudited condensed consolidated statements of income and comprehensive income.

Debt security investments are held by our wholly-owned captive insurance company as collateral for certain insurance coverages. These investments, which are classified as available-for-sale, are primarily comprised of corporate bonds and are reported in other long-term assets in our unaudited condensed consolidated balance sheets. The fair value of these investments is based on market values obtained from an independent third-party pricing service. Unrealized gains and losses related to these investments are reported in other comprehensive income in our unaudited condensed consolidated statements of income and comprehensive income.

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

For the 13 weeks ended March 31, 2026, we paid $28.2 million, excluding excise taxes, to repurchase 161,215 shares of our common stock. For the 13 weeks ended April 1, 2025, we paid $50.2 million, excluding excise taxes, to repurchase 281,091 shares of our common stock. This included $30.0 million repurchased under our prior authorization and $20.2 million repurchased under our current authorization. As of March 31, 2026, $351.8 million remained under our authorized stock repurchase program.

(12) Segment Information

The Chief Executive Officer is our chief operating decision maker (the "CODM"). The CODM assesses the performance of the business and allocates resources at the concept level and as a result we have identified Texas Roadhouse, Bubba's 33, and Jaggers as separate operating segments. In addition, we have identified our retail initiatives as a separate operating segment. Finally, we have identified Texas Roadhouse and Bubba’s 33 as reportable segments. The Texas Roadhouse reportable segment includes the results of our company and franchise Texas Roadhouse restaurants. The Bubba's 33 reportable segment includes the results of our company Bubba's 33 restaurants. Our remaining operating segments, which include the results of our company and franchise Jaggers restaurants and the results of our retail initiatives, are included in Other. In addition, corporate-related assets, depreciation and amortization, and capital expenditures are also included in Other.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended March 31, 2026
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,525,072	$92,301	$9,316	$1,626,689
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	545,210	26,089	3,003	574,302
Labor	498,338	33,305	2,976	534,619
Rent	22,059	2,348	306	24,713
Other Operating	210,316	16,544	1,766	228,626
Restaurant margin	$249,149	$14,015	$1,265	$264,429

Depreciation and amortization	$46,807	$5,211	$4,825	$56,843
Segment assets	2,753,983	331,679	489,068	3,574,730
Capital expenditures	61,801	13,410	4,954	80,165

	For the 13 Weeks Ended April 1, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,352,219	$79,618	$8,505	$1,440,342
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	465,956	22,350	2,685	490,991
Labor	448,688	28,539	2,748	479,975
Rent	20,191	2,035	251	22,477
Other Operating	192,099	13,912	1,604	207,615
Restaurant margin	$225,285	$12,782	$1,217	$239,284

Depreciation and amortization	$40,222	$4,307	$4,271	$48,800
Segment assets	2,488,061	270,132	432,940	3,191,133
Capital expenditures	61,343	12,959	3,087	77,389

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended
	March 31, 2026	April 1, 2025
Restaurant margin	$264,429	$239,284

Add:
Royalties and franchise fees	6,477	7,306

Less:
Pre-opening	6,636	6,812
Depreciation and amortization	56,843	48,800
Impairment and closure, net	—	28
General and administrative	61,086	56,217
Income from operations	$146,341	$134,733

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates, and projections about our industry and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025, and in Part II, Item 1A in this Form 10-Q, along with disclosures in our other Securities and Exchange Commission ("SEC") filings discuss some of the important risk factors that may affect our business, results of operations, or financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required by applicable law. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties, and other factors that may affect our business, results of operations, or financial condition.

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 822 restaurants in 49 states, one U.S. territory, and ten foreign countries. As of March 31, 2026, our 822 restaurants included:

●	723 company restaurants, of which 703 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income and comprehensive income. Of the 723 company restaurants, we operated 657 as Texas Roadhouse restaurants, 56 as Bubba’s 33 restaurants, and 10 as Jaggers restaurants.

●	99 franchise restaurants, of which 14 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income. Of the 99 franchise restaurants, 31 were domestic Texas Roadhouse restaurants, six were domestic Jaggers restaurants, 61 were international Texas Roadhouse restaurants, including two restaurants in a U.S. territory, and one was an international Jaggers restaurant.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the equity interests in 18 of the 20 majority-owned company restaurants and 32 of the 37 systemwide domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended March 31, 2026 and April 1, 2025, are referred to as Q1 2026 and Q1 2025, respectively. Fiscal year 2026 will be 52 weeks in length, with the quarters 13 weeks in length. Fiscal year 2025 was 52 weeks in length, with the quarters 13 weeks in length.

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

Other Key Definitions

●	Restaurant and Other Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in our unaudited condensed consolidated statements of income and comprehensive income. Other sales primarily include the net impact of the amortization of third-party gift card fees and gift card breakage income and content revenue related to our tabletop kiosk devices.
●	Royalties and Franchise Fees. Royalties consist of franchise royalties, as defined in our franchise agreement, paid to us by our domestic and international franchisees, as well as royalties related to our royalty-based retail products. Domestic and international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.

●	Food and Beverage Costs. Food and beverage costs consist of the costs of raw materials and ingredients used in the preparation of food and beverage products sold in our company restaurants. Approximately half of our food and beverage costs relate to beef.

●	Restaurant Labor Expenses. Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners. These profit sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.

●	Restaurant Rent Expense. Restaurant rent expense includes all rent, except pre-opening rent, associated with the leasing of real estate and includes base, percentage, and straight-line rent expense.

●	Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are supplies, utilities, profit sharing incentive compensation for our restaurant managing partners and market partners, credit card fees, general liability insurance, advertising, repairs and maintenance, property taxes, and outside services.

●	Pre-opening Expenses. Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of any new or relocated company restaurant and consist principally of opening and training team compensation and benefits, travel expenses, rent, food, beverage, and other initial supplies and expenses. The majority of pre-opening costs incurred relate to the hiring and training of employees due to the significant investment we make in training our people. Pre-opening costs vary by location and concept depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open each restaurant.

●	Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property and equipment and amortization of intangibles with definite lives, substantially all of which relate to restaurant-level assets.

●	Impairment and Closure Costs, Net. Impairment and closure costs, net include any impairment of long-lived assets, including property and equipment, operating lease right-of-use assets, intangible assets, and goodwill, and expenses associated with the relocation or closure of a restaurant. Closure costs also include any gains or losses associated with the sale of a closed restaurant and/or assets held for sale.

●	General and Administrative Expenses. General and administrative expenses comprise expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. This includes salary, incentive-based, and share-based compensation expense related to executive officers and Support Center employees, salary and share-based compensation expense related to regional and market partners, software hosting fees, professional fees, group insurance, and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.

●	Interest Income, Net. Interest income, net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees, as applicable.

●	Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of March 31, 2026, and April 1, 2025, we owned a 5.0% to 10.0% equity interest in 14 and 20 domestic franchise restaurants, respectively.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of our majority-owned restaurants. Our consolidated subsidiaries include 20 and 19 majority-owned restaurants as of March 31, 2026 and April 1, 2025, respectively.

Q1 2026 Financial Highlights

Total revenue increased $185.5 million or 12.8% to $1,633.2 million in Q1 2026 compared to $1,447.6 million in Q1 2025 primarily due to increases in comparable restaurant sales and store weeks. Comparable restaurant sales and store weeks increased 7.1% and 5.7%, respectively, at company restaurants in Q1 2026 compared to Q1 2025. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in per person average check. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants.

Net income increased $9.8 million or 8.6% to $123.4 million in Q1 2026 compared to $113.7 million in Q1 2025 primarily due to higher restaurant margin dollars, as described below, partially offset by higher depreciation and amortization expenses and higher general and administrative expenses. Diluted earnings per share increased 9.6% to $1.87 in Q1 2026 from $1.70 in Q1 2025 due to the increase in net income and the impact of share repurchases.

Restaurant margin dollars increased $25.1 million or 10.5% to $264.4 million in Q1 2026 compared to $239.3 million in Q1 2025 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 16.3% in Q1 2026 compared to 16.6% in Q1 2025. The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to commodity inflation of 6.2% and wage and other labor inflation of 3.8% partially offset by higher sales.

Capital allocation spend included capital expenditures of $80.2 million, franchise acquisitions of $71.8 million, dividends of $49.4 million, and repurchases of common stock of $28.2 million.

Results of Operations

(in thousands)

	13 Weeks Ended
	March 31, 2026		April 1, 2025
	$	%	$	%
Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,626,689	99.6	1,440,342	99.5
Royalties and franchise fees	6,477	0.4	7,306	0.5
Total revenue	1,633,166	100.0	1,447,648	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	574,302	35.3	490,991	34.1
Labor	534,619	32.9	479,975	33.3
Rent	24,713	1.5	22,477	1.6
Other operating	228,626	14.0	207,615	14.4
(As a percentage of total revenue)
Pre-opening	6,636	0.4	6,812	0.5
Depreciation and amortization	56,843	3.5	48,800	3.4
Impairment and closure, net	—	NM	28	NM
General and administrative	61,086	3.7	56,217	3.9
Total costs and expenses	1,486,825	91.0	1,312,915	90.7
Income from operations	146,341	9.0	134,733	9.3
Interest income, net	545	NM	1,301	0.1
Equity income from investments in unconsolidated affiliates	144	NM	225	NM
Income before taxes	147,030	9.0	136,259	9.4
Income tax expense	21,035	1.3	20,200	1.4
Net income including noncontrolling interests	125,995	7.7	116,059	8.0
Net income attributable to noncontrolling interests	2,562	0.2	2,397	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	123,433	7.6	113,662	7.9

NM — Not meaningful

Reconciliation of Income from Operations to Restaurant Margin
($ In thousands, except restaurant margin $ per store week)
	13 Weeks Ended
	March 31, 2026	April 1, 2025
Income from operations	$146,341	$134,733

Less:
Royalties and franchise fees	6,477	7,306

Add:
Pre-opening	6,636	6,812
Depreciation and amortization	56,843	48,800
Impairment and closure, net	—	28
General and administrative	61,086	56,217
Restaurant margin	$264,429	$239,284

Restaurant margin $/store week	$28,203	$26,977
Restaurant margin (as a percentage of restaurant and other sales)	16.3%	16.6%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 30, 2025	816	744	56	16
Company openings	4	4	—	—
Franchise openings - Domestic	1	—	—	1
Franchise openings - International	1	1	—	—
Balance at March 31, 2026	822	749	56	17

	March 31, 2026	April 1, 2025
Company - Texas Roadhouse	657	629
Company - Bubba's 33	56	50
Company - Jaggers	10	9
Total company restaurants	723	688

Franchise - Texas Roadhouse - Domestic	31	42
Franchise - Jaggers - Domestic	6	4
Franchise - Texas Roadhouse - International (1)	61	57
Franchise - Jaggers - International	1	1
Total franchise restaurants	99	104

Total restaurants	822	792
(1)	Includes a U.S. territory.

Q1 2026 compared to Q1 2025

Restaurant and Other Sales

Restaurant and other sales increased 12.9% in Q1 2026 compared to Q1 2025. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q1 2026	Q1 2025
Company restaurants (all concepts):
Increase in store weeks	5.7%	7.1%
Increase in average unit volume	6.4%	2.4%
Other	0.8%	0.1%
Total increase in restaurant and other sales	12.9%	9.6%

Store weeks	9,376	8,870
Comparable restaurant sales	7.1%	3.5%

Texas Roadhouse restaurants:
Store weeks	8,518	8,111
Comparable restaurant sales	7.5%	3.5%
Average unit volume (in thousands)	$2,341	$2,190

Weekly sales by group:
Comparable restaurants (619 and 580 units)	$181,030	$169,279
Average unit volume restaurants (23 and 28 units) (1)	$155,344	$138,192
Restaurants less than six months old (15 and 21 units)	$168,119	$157,237

Bubba's 33 restaurants:
Store weeks	728	642
Comparable restaurant sales	0.9%	3.9%
Average unit volume (in thousands)	$1,610	$1,592

Weekly sales by group:
Comparable restaurants (48 and 41 units)	$123,624	$123,117
Average unit volume restaurants (4 and 7 units) (1)	$126,645	$118,709
Restaurants less than six months old (4 and 2 units)	$148,448	$145,011

(1)	Average unit volume restaurants includes those open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increase in restaurant sales for Q1 2026 was primarily attributable to an increase in comparable restaurant sales and an increase in store weeks. The increase in comparable restaurant sales was driven by an increase in guest traffic count along with an increase in our per person average check as shown in the table below. The increase in store weeks was driven by new store openings and the acquisition of franchise restaurants.

	Q1 2026	Q1 2025
Guest traffic counts	4.5%	1.1%
Per person average check	2.6%	2.4%
Comparable restaurant sales	7.1%	3.5%

To-go sales as a percentage of restaurant sales were 14.6% in Q1 2026 compared to 13.6% in Q1 2025.

Per person average check includes the benefit of a menu price increase of approximately 1.4% and 1.7% implemented in Q2 2025 and Q4 2025, respectively. In addition, we implemented a menu price increase of approximately 1.9% at the beginning of Q2 2026.

In Q1 2026, we opened four Texas Roadhouse company restaurants and acquired five domestic franchise Texas Roadhouse restaurants. In 2026, we expect store week growth of 5% to 6% across all concepts.

Royalties and Franchise Fees

Royalties and franchise fees decreased $0.8 million or 11.3% in Q1 2026 compared to Q1 2025. The decrease in Q1 2026 compared to Q1 2025 was primarily due to decreased royalties related to the franchise stores that were acquired.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 35.3% in Q1 2026 compared to 34.1% in Q1 2025. The increase was primarily driven by commodity inflation of 6.2% in Q1 2026, due to higher beef costs, partially offset by the benefit of a higher average guest check.

In 2026, we expect commodity inflation of 6% to 7%, with prices locked for approximately 65% of our remaining forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 32.9% in Q1 2026 compared to 33.3% in Q1 2025. The decrease was primarily driven by the benefit of a higher average guest check and labor productivity partially offset by wage and other labor inflation of 3.8% in Q1 2026.

In 2026, we expect wage and other labor inflation of 3% to 4%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, decreased to 1.5% in Q1 2026 compared to 1.6% in Q1 2025. The decrease was primarily driven by the increase in average unit volume partially offset by higher rent expense at our newer restaurants.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.0% in Q1 2026 compared to 14.4% in Q1 2025. The decrease was primarily driven by the increase in average unit volume and lower general liability insurance expense partially offset by higher credit card fees.

Pre-opening Expenses

Pre-opening expenses were $6.6 million in Q1 2026 compared to $6.8 million in Q1 2025. Pre-opening costs will fluctuate from quarter to quarter based on specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, as a percentage of total revenue, increased to 3.5% in Q1 2026 compared to 3.4% in Q1 2025. The increase was driven by higher depreciation expense at our newer restaurants and intangible asset amortization expense related to the acquisition of franchise restaurants partially offset by the increase in average unit volume.

Impairment and Closure Costs, Net

Impairment and closure costs, net were not significant in Q1 2026 and Q1 2025.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, decreased to 3.7% in Q1 2026 compared to 3.9% in Q1 2025. The decrease was primarily driven by the increase in average unit volume and lower rent expense due to the purchase of our Support Center in 2025 partially offset by higher incentive and stock compensation expense.

Interest Income, Net

Interest income, net was $0.5 million in Q1 2026 compared to $1.3 million in Q1 2025. The decrease was driven by decreased earnings on our cash and cash equivalents and borrowings on our credit facility.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $0.1 million in Q1 2026 compared to $0.2 million Q1 2025. The decrease was driven by fewer affiliates due to the acquisition of six of these affiliates in the prior year.

Income Tax Expense

Our effective tax rate was 14.3% in Q1 2026 compared to 14.8% in Q1 2025. The decrease in the tax rate was driven by an increase in the impact of the FICA tip tax credit partially offset by a decrease in the excess tax benefit on stock compensation, the expiration of the workers’ opportunity tax credit, and an increase in non-deductible officers’ compensation.

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

The following table presents a summary of restaurant margin by segment ($ in thousands):

	13 Weeks Ended
	March 31, 2026		April 1, 2025
Texas Roadhouse	$249,149	16.3%	$225,285	16.7%
Bubba's 33	14,015	15.2	12,782	16.1
Other	1,265	13.6	1,217	14.3
Total	$264,429	16.3%	$239,284	16.6%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $23.9 million or 10.6% in Q1 2026. The increase was due to higher sales partially offset by higher food and beverage costs due to commodity inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 16.3% in Q1 2026 from 16.7% in Q1 2025. Restaurant margin percentage was primarily impacted by commodity inflation partially offset by higher sales.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $1.2 million or 9.6% in Q1 2026. The increase was due to higher sales partially offset by higher food and beverage costs and an increase in general liability insurance expense. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 15.2% in Q1 2026 from 16.1% in Q1 2025. Restaurant margin percentage was primarily impacted by the increased expenses noted above, which were partially offset by higher sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	13 Weeks Ended
	March 31, 2026	April 1, 2025
Net cash provided by operating activities	$259,080	$237,740
Net cash used in investing activities	(146,753)	(155,557)
Net cash used in financing activities	(32,475)	(106,323)
Net increase (decrease) in cash and cash equivalents	$79,852	$(24,140)

Net cash provided by operating activities was $259.1 million in Q1 2026 compared to $237.7 million in Q1 2025. This increase was primarily due to increases in net income, depreciation and amortization expenses, and deferred income taxes partially offset by an unfavorable change in working capital.

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

Net cash used in investing activities was $146.8 million in Q1 2026 compared to $155.6 million in Q1 2025. The decrease was primarily due to proceeds from sale leaseback transactions in Q1 2026.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants, and the acquisition of franchise restaurants. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate. As of March 31, 2026, we had developed 156 of the 723 company restaurants on land that we own.

The following table presents a summary of capital expenditures (in thousands):

	13 Weeks Ended
	March 31, 2026	April 1, 2025
New company restaurants	$55,013	$36,877
Refurbishment or expansion of existing restaurants	21,181	24,467
Relocation of existing restaurants	1,908	13,864
Capital expenditures related to Support Center office	2,063	2,181
Total capital expenditures	$80,165	$77,389

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

Net cash used in financing activities was $32.5 million in Q1 2026 compared to $106.3 million in Q1 2025. The decrease was primarily due to borrowing $50.0 million on our credit facility and a decrease in share repurchases.

On February 18, 2026, our Board approved the payment of a quarterly cash dividend of $0.75 per share of common stock compared to the quarterly dividend of $0.68 per share of common stock declared in 2025. The payment of quarterly dividends totaled $49.4 million and $45.2 million in Q1 2026 and Q1 2025, respectively.

On May 6, 2026, our Board approved the payment of the Q2 2026 cash dividend of $0.75 per share of common stock. This payment will be distributed on June 30, 2026, to shareholders of record at the close of business on June 2, 2026.

On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500.0 million of our common stock. This stock repurchase program has no expiration date and replaces the previous stock repurchase program which was approved in 2022.

During Q1 2026, we paid $28.2 million, excluding excise taxes, to repurchase 161,215 shares of our common stock. During Q1 2025, we paid $50.2 million, excluding excise taxes, to repurchase 281,091 shares of our common stock. As of March 31, 2026, $351.8 million remained under our authorized stock repurchase program.

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

As of March 31, 2026, we had $50.0 million in outstanding borrowings under the credit facility and had $397.6 million of availability, net of $2.4 million of outstanding letters of credit, respectively. As of December 30, 2025, we had no outstanding borrowings under the previous credit facility and had $447.6 million of availability, net of $2.4 million of outstanding letters of credit.

The interest rate on our current credit facility was 4.77% as of March 31, 2026. The interest rate on our previous credit facility was 5.37% as of April 1, 2025.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of March 31, 2026.

Guarantees

As of March 31, 2026 and December 30, 2025, we were contingently liable for $7.6 million and $7.8 million, respectively, for five lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of March 31, 2026 and December 30, 2025 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk appears in our Annual Report on Form 10-K for the year ended December 30, 2025 in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk. There have been no material changes in market risk previously disclosed in our Form 10-K for the fiscal year ended December 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 6 to the Condensed Consolidated Financial Statements appearing in Part 1, Item 1 of this report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 30, 2025, under the heading "Special Note Regarding Forward-looking Statements" and in Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 30, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2008, our Board approved our first stock repurchase program. From inception through March 31, 2026, we have paid $941.5 million, excluding excise taxes, through our authorized stock repurchase programs to repurchase 22,988,352 shares of our common stock at an average price per share of $40.96. On February 19, 2025, our Board approved a stock repurchase program under which we may repurchase up to $500.0 million of our common stock. This new stock repurchase program commenced on February 24, 2025, has no expiration date, and replaces the previous stock repurchase program which was approved on March 17, 2022 with respect to the repurchase of up to $300.0 million of common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act, as applicable.

For the 13 weeks ended March 31, 2026, we paid $28.2 million, excluding excise taxes, to repurchase 161,215 shares of our common stock. As of March 31, 2026, $351.8 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
December 31 to January 27	5,365	$186.03	5,365	$378,975,068
January 28 to February 24	46,791	$184.06	46,791	$370,362,940
February 25 to March 31	109,059	$170.42	109,059	$351,777,442
Total	161,215		161,215

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

In accordance with the disclosure requirement set forth in Item 408 of Regulation S-K, the following table discloses any executive officer or director who is subject to the filing requirements of Section 16 of the Exchange Act that adopted a Rule 10b5-1 trading arrangement during the 13 weeks ended March 31, 2026. These trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Adoption Date	End Date (1)	Aggregate Number of Securities to be Sold
Sean G. Renfroe	General Counsel	3/11/2026	3/2/2027	425
(1)	A trading plan may expire on such earlier date that all transactions under the trading plan are completed.

Other than as disclosed above, no other executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement during the 13 weeks ended March 31, 2026.

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

TEXAS ROADHOUSE, INC.

Date: May 8, 2026	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer, Executive Vice Chairman (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ MICHAEL S. LENIHAN
Michael S. Lenihan
Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2026	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich Chief Accounting and Financial Services Officer
(Principal Accounting Officer)