Form 10-Q
period 2026-06-30
Texas Roadhouse, Inc.
filed 2026-08-07
CIK 1289460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of common stock outstanding were 65,640,926 on July 29, 2026.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2026	December 30, 2025
Assets
Current assets:
Cash and cash equivalents	$202,427	$134,709
Receivables, net of allowance for doubtful accounts of $32 at June 30, 2026 and $12 at December 30, 2025	74,139	214,511
Inventories, net	49,687	45,560
Prepaid income taxes	1,098	13,774
Prepaid expenses and other current assets	34,547	42,922
Total current assets	361,898	451,476
Property and equipment, net of accumulated depreciation of $1,460,453 at June 30, 2026 and $1,379,207 at December 30, 2025	1,886,572	1,803,841
Operating lease right-of-use assets, net	942,110	879,521
Goodwill	275,036	242,220
Intangible assets, net of accumulated amortization of $33,957 at June 30, 2026 and $29,611 at December 30, 2025	26,485	17,742
Other assets	179,965	154,672
Total assets	$3,672,066	$3,549,472
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$32,837	$30,953
Accounts payable	179,035	163,421
Deferred revenue-gift cards	305,900	448,744
Accrued wages	102,384	97,380
Income taxes payable	2,023	123
Accrued taxes and licenses	54,617	53,421
Other accrued liabilities	113,997	114,795
Total current liabilities	790,793	908,837
Operating lease liabilities, net of current portion	1,004,717	943,070
Long-term debt	50,000	—
Restricted stock and other deposits	9,330	9,525
Deferred tax liabilities, net	22,245	14,682
Other liabilities	215,187	191,656
Total liabilities	2,092,272	2,067,770
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 65,585,589 and 65,943,730 shares issued and outstanding at June 30, 2026 and December 30, 2025, respectively)	66	66
Retained earnings	1,558,576	1,460,754
Accumulated other comprehensive loss	(90)	—
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,558,552	1,460,820
Noncontrolling interests	21,242	20,882
Total equity	1,579,794	1,481,702
Total liabilities and equity	$3,672,066	$3,549,472

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Revenue:
Restaurant and other sales	$1,672,913	$1,503,974	$3,299,602	$2,944,316
Royalties and franchise fees	7,063	8,080	13,540	15,386
Total revenue	1,679,976	1,512,054	3,313,142	2,959,702
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	591,525	511,324	1,165,827	1,002,315
Labor	544,001	495,049	1,078,620	975,024
Rent	25,247	23,028	49,960	45,505
Other operating	237,020	217,230	465,646	424,845
Pre-opening	8,492	5,464	15,128	12,276
Depreciation and amortization	58,341	50,744	115,184	99,544
Impairment and closure, net	153	111	153	139
General and administrative	72,409	62,763	133,495	118,980
Total costs and expenses	1,537,188	1,365,713	3,024,013	2,678,628
Income from operations	142,788	146,341	289,129	281,074
Interest income, net	1,021	1,044	1,566	2,345
Equity income from investments in unconsolidated affiliates	182	1,426	326	1,651
Income before taxes	$143,991	$148,811	$291,021	$285,070
Income tax expense	19,477	22,118	40,512	42,318
Net income including noncontrolling interests	124,514	126,693	$250,509	$242,752
Less: Net income attributable to noncontrolling interests	2,581	2,608	5,143	5,005
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$121,933	$124,085	$245,366	$237,747
Other comprehensive loss, net of tax:
Unrealized loss on investments, net of tax of $12 and $30	(36)	—	(90)	—
Total comprehensive income	$121,897	$124,085	$245,276	$237,747
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.86	$1.87	$3.73	$3.58
Diluted	$1.85	$1.86	$3.72	$3.57
Weighted average shares outstanding:
Basic	65,696	66,373	65,809	66,429
Diluted	65,920	66,598	66,019	66,656
Cash dividends declared per share	$0.75	$0.68	$1.50	$1.36

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 13 Weeks Ended June 30, 2026
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, March 31, 2026	65,825,744	$66	$—	$1,516,945	$(54)	$1,516,957	$21,429	$1,538,386
Net income	—	—	—	121,933	—	121,933	2,581	124,514
Other comprehensive loss, net of tax	—	—	—	—	(36)	(36)	—	(36)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,768)	(2,768)
Dividends declared ($0.75 per share)	—	—	—	(49,256)	—	(49,256)	—	(49,256)
Shares issued under share-based compensation plans including tax effects	21,458	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(7,695)	—	(1,572)	—	—	(1,572)	—	(1,572)
Repurchase of shares of common stock, including excise tax as applicable	(253,918)	—	(11,874)	(31,046)	—	(42,920)	—	(42,920)
Share-based compensation	—	—	13,446	—	—	13,446	—	13,446
Balance, June 30, 2026	65,585,589	$66	$—	$1,558,576	$(90)	$1,558,552	$21,242	$1,579,794

	For the 13 Weeks Ended July 1, 2025
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, April 1, 2025	66,403,351	$66	$—	$1,380,055	$—	$1,380,121	$15,428	$1,395,549
Net income	—	—	—	124,085	—	124,085	2,608	126,693
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,608)	(2,608)
Dividends declared ($0.68 per share)	—	—	—	(45,121)	—	(45,121)	—	(45,121)
Shares issued under share-based compensation plans including tax effects	158,435	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(49,516)	—	(9,059)	—	—	(9,059)	—	(9,059)
Repurchase of shares of common stock, including excise tax as applicable	(61,698)	—	(1,640)	(8,291)	—	(9,931)	—	(9,931)
Share-based compensation	—	—	10,699	—	—	10,699	—	10,699
Balance, July 1, 2025	66,450,572	$66	$—	$1,450,728	$—	$1,450,794	$15,428	$1,466,222

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share data)

(unaudited)

	For the 26 Weeks Ended June 30, 2026
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 30, 2025	65,943,730	$66	$—	$1,460,754	$—	$1,460,820	$20,882	$1,481,702
Net income	—	—	—	245,366	—	245,366	5,143	250,509
Other comprehensive loss, net of tax	—	—	—	—	(90)	(90)	—	(90)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,783)	(4,783)
Dividends declared ($1.50 per share)	—	—	—	(98,663)	—	(98,663)	—	(98,663)
Shares issued under share-based compensation plans including tax effects	83,604	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(26,612)	—	(4,668)	—	—	(4,668)	—	(4,668)
Repurchase of shares of common stock, including excise taxes	(415,133)	—	(22,234)	(48,881)	—	(71,115)	—	(71,115)
Share-based compensation	—	—	26,902	—	—	26,902	—	26,902
Balance, June 30, 2026	65,585,589	$66	$—	$1,558,576	$(90)	$1,558,552	$21,242	$1,579,794

	For the 26 Weeks Ended July 1, 2025
					Accumulated	Total Texas
			Additional		Other	Roadhouse, Inc.
		Par	Paid-in-	Retained	Comprehensive	and	Noncontrolling
	Shares	Value	Capital	Earnings	Loss	Subsidiaries	Interests	Total
Balance, December 31, 2024	66,574,626	$67	$—	$1,358,280	$—	$1,358,347	$15,376	$1,373,723
Net income	—	—	—	237,747	—	237,747	5,005	242,752
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(4,953)	(4,953)
Dividends declared ($1.36 per share)	—	—	—	(90,292)	—	(90,292)	—	(90,292)
Shares issued under share-based compensation plans including tax effects	318,947	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(100,212)	—	(18,083)	—	—	(18,083)	—	(18,083)
Repurchase of shares of common stock, including excise tax as applicable	(342,789)	(1)	(5,166)	(55,007)	—	(60,174)	—	(60,174)
Share-based compensation	—	—	23,249	—	—	23,249	—	23,249
Balance, July 1, 2025	66,450,572	$66	$—	$1,450,728	$—	$1,450,794	$15,428	$1,466,222

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	26 Weeks Ended
	June 30, 2026	July 1, 2025
Cash flows from operating activities:
Net income including noncontrolling interests	$250,509	$242,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,184	99,544
Deferred income taxes	7,799	(6,467)
Loss on disposition of assets	2,229	3,475
Impairment and closure costs	101	39
Equity income from investments in unconsolidated affiliates	(326)	(1,651)
Distributions of income received from investments in unconsolidated affiliates	300	605
Provision for doubtful accounts	20	4
Share-based compensation expense	26,902	23,249
Changes in operating working capital, net of acquisitions:
Receivables	140,352	128,182
Inventories	(3,807)	(4,029)
Prepaid expenses and other current assets	9,140	5,452
Other assets	(19,742)	(21,682)
Accounts payable	8,735	1,323
Deferred revenue—gift cards	(143,661)	(125,806)
Accrued wages	5,004	(10,162)
Prepaid income taxes and income taxes payable	14,576	(6,622)
Accrued taxes and licenses	1,926	(7,231)
Other accrued liabilities	(4,958)	13,870
Operating lease right-of-use assets and lease liabilities	5,412	4,226
Other liabilities	23,532	26,909
Net cash provided by operating activities	439,227	365,980
Cash flows from investing activities:
Capital expenditures—property and equipment	(178,845)	(169,912)
Acquisitions of franchise restaurants, net of cash acquired	(71,778)	(93,878)
Purchases of debt securities	(5,335)	—
Proceeds from sale of investments in unconsolidated affiliates	—	1,321
Proceeds from sale of property and equipment	—	135
Proceeds from sale leaseback transactions	13,975	2,807
Net cash used in investing activities	(241,983)	(259,527)
Cash flows from financing activities:
Proceeds from revolving credit facility	70,000	—
Payments on revolving credit facility	(20,000)	—
Debt issuance costs	—	(1,525)
Distributions to noncontrolling interest holders	(4,783)	(4,953)
Proceeds from restricted stock and other deposits, net	433	390
Indirect repurchase of shares for minimum tax withholdings	(4,668)	(18,083)
Repurchase of shares of common stock, including excise taxes as applicable	(71,845)	(60,414)
Dividends paid to shareholders	(98,663)	(90,292)
Net cash used in financing activities	(129,526)	(174,877)
Net increase (decrease) in cash and cash equivalents	67,718	(68,424)
Cash and cash equivalents—beginning of period	134,709	245,225
Cash and cash equivalents—end of period	$202,427	$176,801
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$676	$447
Income taxes paid	$18,137	$54,936
Capital expenditures included in current liabilities	$46,002	$45,186

See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except per share data)

(unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our" and/or "us") as of June 30, 2026 and December 30, 2025 and for the 13 and 26 weeks ended June 30, 2026 and July 1, 2025.

The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of June 30, 2026, we owned and operated 732 restaurants and franchised an additional 100 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 100 franchise restaurants, there were 37 domestic restaurants and 63 international restaurants, including two in a U.S. territory. As of July 1, 2025, we owned and operated 695 restaurants and franchised an additional 102 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 102 franchise restaurants, there were 44 domestic restaurants and 58 international restaurants, including one in a U.S. territory.

As of June 30, 2026 and July 1, 2025, we owned a majority interest in 20 and 19 company restaurants, respectively. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income and comprehensive income.

As of June 30, 2026 and July 1, 2025, we owned a 5.0% to 10.0% equity interest in 14 and 17 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates under equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our unaudited condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 and 26 weeks ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025.

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

As of June 30, 2026, we had $50.0 million in outstanding borrowings under the credit facility and had $397.6 million of availability, net of $2.4 million of outstanding letters of credit. As of December 30, 2025, we had no outstanding borrowings under the credit facility and had $447.6 million of availability, net of $2.4 million of outstanding letters of credit.

The interest rate on the credit facility was 4.74% and 5.42% as of June 30, 2026 and July 1, 2025, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of June 30, 2026.

(4) Revenue

The following table disaggregates our revenue by major source:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Restaurant and other sales	$1,672,913	$1,503,974	$3,299,602	$2,944,316
Royalties	6,555	7,468	12,508	14,245
Franchise fees	508	612	1,032	1,141
Total revenue	$1,679,976	$1,512,054	$3,313,142	$2,959,702

The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Beginning balance	$330,406	$295,752	$448,744	$401,198
Gift card activations, net of third-party fees	87,838	86,101	153,112	143,482
Gift card redemptions and breakage	(112,344)	(104,560)	(295,956)	(267,387)
Ending balance	$305,900	$277,293	$305,900	$277,293

We recognized restaurant sales of $58.6 million and $211.7 million for the 13 and 26 weeks ended June 30, 2026 related to amounts in deferred revenue as of December 30, 2025. We recognized restaurant sales of $53.0 million and $192.2 million for the 13 and 26 weeks ended July 1, 2025 related to amounts in deferred revenue as of December 31, 2024.

(5) Income Taxes

The effective tax rate was 13.5% and 14.9% for the 13 weeks ended June 30, 2026 and July 1, 2025, respectively. The effective tax rate was 13.9% and 14.8% for the 26 weeks ended June 30, 2026 and July 1, 2025, respectively. The decrease in the tax rate for the 13 and 26 weeks ended June 30, 2026, as compared to the prior year period, was primarily due to an increase in the impact of the FICA tip tax credit partially offset by a decrease in the excess tax benefit on stock compensation and an increase in non-deductible officers’ compensation.

(6)	Commitments and Contingencies

As of June 30, 2026 and December 30, 2025, we were contingently liable for $7.5 million and $7.8 million, respectively, for five lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No liabilities have been recorded as of June 30, 2026 and December 30, 2025, as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

During the 13 and 26 weeks ended June 30, 2026, we bought our beef primarily from four suppliers who represent a significant portion of the total beef marketplace. If one of these vendors was unable to fulfill their obligations, we believe that the remaining suppliers could meet our needs by supplying comparable products at potentially higher costs. We have no material minimum purchase commitments with our vendors that extend beyond a year.

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

(7)   Acquisitions

During the 26 weeks ended June 30, 2026, we completed the acquisitions of five domestic franchise Texas Roadhouse restaurants of which a current officer of the Company had a 2% ownership interest in two of these restaurants. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $71.7 million, net of cash acquired.

These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification ("ASC") 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.

The following table summarizes the consideration paid for these acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through June 30, 2026.

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

(8)   Related Party Transactions

As of June 30, 2026, we had three franchise restaurants and one majority-owned company restaurant owned in part by current officers of the Company. For the 13 and 26 weeks ended June 30, 2026, we recognized revenue of $0.4 million and $0.8 million, respectively, related to the three franchise restaurants.

As of July 1, 2025, we had five franchise restaurants and one majority-owned company restaurant owned in part by current officers of the Company. For the 13 and 26 weeks ended July 1, 2025, we recognized revenue of $0.7 million and $1.3 million, respectively, related to the five franchise restaurants.

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

The following table sets forth the calculation of earnings per share and weighted-average shares outstanding as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$121,933	$124,085	$245,366	$237,747
Basic EPS:
Weighted-average common shares outstanding	65,696	66,373	65,809	66,429
Basic EPS	$1.86	$1.87	$3.73	$3.58
Diluted EPS:
Weighted-average common shares outstanding	65,696	66,373	65,809	66,429
Dilutive effect of nonvested stock units	224	225	210	227
Shares-diluted	65,920	66,598	66,019	66,656
Diluted EPS	$1.85	$1.86	$3.72	$3.57

(10) Fair Value Measurements

As of June 30, 2026 and December 30, 2025, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. As of June 30, 2026, the carrying amount of debt outstanding on our credit facility approximated its fair value as it is a variable rate credit facility (Level 2). There were no transfers among levels within the fair value hierarchy during the 13 and 26 weeks ended June 30, 2026.

The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	June 30, 2026	December 30, 2025
Deferred compensation plan—assets	1	$156,871	$134,347
Deferred compensation plan—liabilities	1	$(156,946)	$(134,158)
Debt securities	2	$9,381	$4,188

We report the accounts of the deferred compensation plan in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated balance sheets. During the 26 weeks ended June 30, 2026, we transitioned a portion of the plan assets to company-owned life insurance contracts which are recorded at their cash surrender value. The remaining investments are trading securities which are recorded based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are reported in general and administrative expense in our unaudited condensed consolidated statements of income and comprehensive income.

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

For the 13 and 26 weeks ended June 30, 2026, we paid $42.6 million and $70.8 million, excluding excise taxes, to repurchase 253,918 and 415,133 shares, respectively, of our common stock. For the 13 and 26 weeks ended July 1, 2025, we paid $9.8 million and $60.0 million, excluding excise taxes, to repurchase 61,698 and 342,789 shares of our common stock, respectively. As of June 30, 2026, $309.2 million remained under our authorized stock repurchase program.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended June 30, 2026
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,565,113	$96,836	$10,964	$1,672,913
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	560,312	27,699	3,514	591,525
Labor	505,645	34,911	3,445	544,001
Rent	22,425	2,470	352	25,247
Other Operating	218,115	16,950	1,955	237,020
Restaurant margin	$258,616	$14,806	$1,698	$275,120

Depreciation and amortization	$48,201	$5,332	$4,808	$58,341
Capital expenditures	72,943	20,110	5,627	98,680

	For the 13 Weeks Ended July 1, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,408,769	$86,184	$9,021	$1,503,974
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	484,406	24,096	2,822	511,324
Labor	461,640	30,632	2,777	495,049
Rent	20,728	2,047	253	23,028
Other Operating	200,411	15,056	1,763	217,230
Restaurant margin	$241,584	$14,353	$1,406	$257,343

Depreciation and amortization	$42,108	$4,572	$4,064	$50,744
Capital expenditures	76,515	12,949	3,059	92,523

	For the 26 Weeks Ended June 30, 2026
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$3,090,185	$189,137	$20,280	$3,299,602
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	1,105,522	53,788	6,517	1,165,827
Labor	1,003,983	68,216	6,421	1,078,620
Rent	44,484	4,818	658	49,960
Other Operating	428,431	33,494	3,721	465,646
Restaurant margin	$507,765	$28,821	$2,963	$539,549

Depreciation and amortization	$95,008	$10,543	$9,633	$115,184
Segment assets	2,811,966	359,959	500,141	3,672,066
Capital expenditures	134,744	33,520	10,581	178,845

	For the 26 Weeks Ended July 1, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$2,760,988	$165,802	$17,526	$2,944,316
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	950,362	46,446	5,507	1,002,315
Labor	910,328	59,171	5,525	975,024
Rent	40,919	4,082	504	45,505
Other Operating	392,510	28,968	3,367	424,845
Restaurant margin	$466,869	$27,135	$2,623	$496,627

Depreciation and amortization	$82,330	$8,879	$8,335	$99,544
Segment assets	2,571,129	275,946	408,201	3,255,276
Capital expenditures	137,858	25,908	6,146	169,912

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended		26 Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Restaurant margin	$275,120	$257,343	$539,549	$496,627

Add:
Royalties and franchise fees	7,063	8,080	13,540	15,386

Less:
Pre-opening	8,492	5,464	15,128	12,276
Depreciation and amortization	58,341	50,744	115,184	99,544
Impairment and closure, net	153	111	153	139
General and administrative	72,409	62,763	133,495	118,980
Income from operations	$142,788	$146,341	$289,129	$281,074

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

Our Company

Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 832 restaurants in 49 states, one U.S. territory, and ten foreign countries. As of June 30, 2026, our 832 restaurants included:

●	732 company restaurants, of which 712 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income and comprehensive income. Of the 732 company restaurants, we operated 662 as Texas Roadhouse restaurants, 59 as Bubba’s 33 restaurants, and 11 as Jaggers restaurants.

●	100 franchise restaurants, of which 14 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income. Of the 100 franchise restaurants, 31 were domestic Texas Roadhouse restaurants, six were domestic Jaggers restaurants, 62 were international Texas Roadhouse restaurants, including two restaurants in a U.S. territory, and one was an international Jaggers restaurant.

We have contractual arrangements that grant us the right to acquire at pre-determined formulas the equity interests in 18 of the 20 majority-owned company restaurants and 32 of the 37 systemwide domestic franchise restaurants.

Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data

Throughout this report, the 13 weeks ended June 30, 2026 and July 1, 2025, are referred to as Q2 2026 and Q2 2025, respectively. The 26 weeks ended June 30, 2026 and July 1, 2025, are referred to as 2026 YTD and 2025 YTD, respectively. Fiscal year 2026 will be 52 weeks in length, with the quarters 13 weeks in length. Fiscal year 2025 was 52 weeks in length, with the quarters 13 weeks in length.

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

●	Interest Income, Net. Interest income, net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees, as applicable.

●	Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of June 30, 2026, and July 1, 2025, we owned a 5.0% to 10.0% equity interest in 14 and 17 domestic franchise restaurants, respectively.

●	Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of our majority-owned restaurants. Our consolidated subsidiaries include 20 and 19 majority-owned restaurants as of June 30, 2026 and July 1, 2025, respectively.

Q2 2026 Financial Highlights

Total revenue increased $167.9 million or 11.1% to $1,680.0 million in Q2 2026 compared to $1,512.1 million in Q2 2025 primarily due to increases in comparable restaurant sales and store weeks. Comparable restaurant sales and store weeks increased 6.2% and 5.0%, respectively, at company restaurants in Q2 2026 compared to Q2 2025. The increase in comparable restaurant sales was due to an increase in guest traffic along with an increase in per person average check. The increase in store weeks was due to new store openings and the acquisition of franchise restaurants.

Net income decreased $2.2 million or 1.7% to $121.9 million in Q2 2026 compared to $124.1 million in Q2 2025 as the increase in restaurant margin dollars, as described below, was more than offset by increases in pre-opening, depreciation and amortization, and general and administrative expenses. Diluted earnings per share decreased 0.7% to $1.85 in Q2 2026 from $1.86 in Q2 2025 due to the decrease in net income partially offset by the impact of share repurchases.

Restaurant margin dollars increased $17.8 million or 6.9% to $275.1 million in Q2 2026 compared to $257.3 million in Q2 2025 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, decreased to 16.4% in Q2 2026 compared to 17.1% in Q2 2025. The decrease in restaurant margin, as a percentage of restaurant and other sales, was primarily due to commodity inflation of 7.0% and wage and other labor inflation of 3.9% partially offset by higher sales.

Cash provided by operating activities was $180.1 million and capital allocation spend included capital expenditures of $98.7 million, dividends of $49.3 million, and repurchases of common stock of $42.6 million.

Results of Operations

(in thousands)

	13 Weeks Ended				26 Weeks Ended
	June 30, 2026		July 1, 2025		June 30, 2026		July 1, 2025
	$	%	$	%	$	%	$	%
Condensed Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,672,913	99.6	1,503,974	99.5	3,299,602	99.6	2,944,316	99.5
Royalties and franchise fees	7,063	0.4	8,080	0.5	13,540	0.4	15,386	0.5
Total revenue	1,679,976	100.0	1,512,054	100.0	3,313,142	100.0	2,959,702	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	591,525	35.4	511,324	34.0	1,165,827	35.3	1,002,315	34.0
Labor	544,001	32.5	495,049	32.9	1,078,620	32.7	975,024	33.1
Rent	25,247	1.5	23,028	1.5	49,960	1.5	45,505	1.5
Other operating	237,020	14.2	217,230	14.5	465,646	14.1	424,845	14.5
(As a percentage of total revenue)
Pre-opening	8,492	0.5	5,464	0.4	15,128	0.5	12,276	0.4
Depreciation and amortization	58,341	3.5	50,744	3.4	115,184	3.5	99,544	3.4
Impairment and closure, net	153	NM	111	NM	153	NM	139	NM
General and administrative	72,409	4.3	62,763	4.2	133,495	4.0	118,980	4.0
Total costs and expenses	1,537,188	91.5	1,365,713	90.3	3,024,013	91.3	2,678,628	90.5
Income from operations	142,788	8.5	146,341	9.7	289,129	8.7	281,074	9.5
Interest income, net	1,021	0.1	1,044	0.1	1,566	NM	2,345	0.1
Equity income from investments in unconsolidated affiliates	182	NM	1,426	0.1	326	NM	1,651	0.1
Income before taxes	143,991	8.6	148,811	9.8	291,021	8.8	285,070	9.6
Income tax expense	19,477	1.2	22,118	1.5	40,512	1.2	42,318	1.4
Net income including noncontrolling interests	124,514	7.4	126,693	8.4	250,509	7.6	242,752	8.2
Net income attributable to noncontrolling interests	2,581	0.2	2,608	0.2	5,143	0.2	5,005	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	121,933	7.3	124,085	8.2	245,366	7.4	237,747	8.0

NM — Not meaningful

Reconciliation of Income from Operations to Restaurant Margin
($ In thousands, except restaurant margin $ per store week)
	13 Weeks Ended			26 Weeks Ended
	June 30, 2026	July 1, 2025		June 30, 2026	July 1, 2025
Income from operations	$142,788		$146,341	$289,129	$281,074

Less:
Royalties and franchise fees	7,063		8,080	13,540	15,386

Add:
Pre-opening	8,492		5,464	15,128	12,276
Depreciation and amortization	58,341		50,744	115,184	99,544
Impairment and closure, net	153		111	153	139
General and administrative	72,409		62,763	133,495	118,980
Restaurant margin	$275,120	$	$ 257,343	$539,549	$496,627

Restaurant margin $/store week	$29,092		$28,562	$28,649	$27,776
Restaurant margin (as a percentage of restaurant and other sales)	16.4%		17.1%	16.4%	16.9%

See above for the definition of restaurant margin.

Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 30, 2025	816	744	56	16
Company openings	13	9	3	1
Franchise openings - Domestic	1	—	—	1
Franchise openings - International	2	2	—	—
Balance at June 30, 2026	832	755	59	18

	June 30, 2026	July 1, 2025
Company - Texas Roadhouse	662	634
Company - Bubba's 33	59	52
Company - Jaggers	11	9
Total company	732	695

Franchise - Texas Roadhouse - Domestic	31	39
Franchise - Jaggers - Domestic	6	5
Franchise - Texas Roadhouse - International (1)	62	57
Franchise - Jaggers - International	1	1
Total franchise	100	102

Total	832	797
(1)	Includes a U.S. territory.

Q2 2026 compared to Q2 2025

Restaurant and Other Sales

Restaurant and other sales increased 11.2% in Q2 2026 compared to Q2 2025 and 12.1% in 2026 YTD compared to 2025 YTD. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q2 2026	Q2 2025	2026 YTD	2025 YTD
Company Restaurants:
Increase in store weeks	5.0%	7.2%	5.3%	7.1%
Increase in average unit volume	5.3%	4.8%	6.0%	3.6%
Other	0.9%	0.8%	0.8%	0.5%
Total increase in restaurant and other sales	11.2%	12.8%	12.1%	11.2%

Store weeks	9,457	9,010	18,833	17,880
Comparable restaurant sales	6.2%	5.8%	6.7%	4.7%

Texas Roadhouse restaurants:
Store weeks	8,574	8,226	17,093	16,337
Comparable restaurant sales	6.5%	5.9%	7.0%	4.7%
Average unit volume (in thousands)	$2,380	$2,246	$4,724	$4,439

Weekly sales by group:
Comparable restaurants (626, 590, 619, and 583 units)	$183,982	$173,349	$182,652	$171,492
Average unit volume restaurants (20, 28, 23, and 28 units) (1)	$155,639	$144,493	$156,086	$140,338
Restaurants less than six months old (16, 16, 20, and 23 units)	$180,822	$163,767	$171,785	$159,002

Bubba's 33 restaurants:
Store weeks	742	668	1,470	1,310
Comparable restaurant sales	1.3%	4.3%	1.1%	4.1%
Average unit volume (in thousands)	$1,659	$1,645	$3,272	$3,237

Weekly sales by group:
Comparable restaurants (48, 43, 48, and 41 units)	$128,185	$126,812	$125,905	$125,195
Average unit volume restaurants (6, 5, 4, and 7 units) (1)	$122,880	$124,187	$124,988	$120,474
Restaurants less than six months old (5, 4, 7, and 4 units)	$159,187	$149,788	$146,239	$148,376

(1)	Average unit volume restaurants includes those open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.

The increase in restaurant sales for Q2 2026 and 2026 YTD was primarily attributable to an increase in comparable restaurant sales and an increase in store weeks. The increase in comparable restaurant sales was driven by an increase in guest traffic count along with an increase in our per person average check as shown in the table below. The increase in store weeks was driven by new store openings and the acquisition of franchise restaurants.

	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Guest traffic counts	3.0%	4.0%	3.8%	2.6%
Per person average check	3.2%	1.8%	2.9%	2.1%
Comparable restaurant sales	6.2%	5.8%	6.7%	4.7%

To-go sales as a percentage of restaurant sales were 14.3% in Q2 2026 compared to 13.3% in Q2 2025. To-go sales as a percentage of restaurant sales were 14.4% in 2026 YTD compared to 13.4% in 2025 YTD.

Per person average check includes the benefit of a menu price increase of approximately 1.9% implemented in Q2 2026 and menu price increases of approximately 1.4% and 1.7% implemented in Q2 2025 and Q4 2025, respectively.

In 2026 YTD, we opened nine Texas Roadhouse company restaurants, three Bubba’s 33 company restaurants, and one Jaggers company restaurant. In 2026, we expect store week growth of 5% to 6%, including the benefit from franchise acquisitions.

Royalties and Franchise Fees

Royalties and franchise fees decreased $1.0 million or 12.6% in Q2 2026 compared to Q2 2025 and decreased by $1.8 million or 12.0% in 2026 YTD compared to 2025 YTD. The decreases were primarily due to decreased royalties related to the franchise stores that were acquired.

Food and Beverage Costs

Food and beverage costs, as a percentage of restaurant and other sales, increased to 35.4% in Q2 2026 compared to 34.0% in Q2 2025 and increased to 35.3% in 2026 YTD compared to 34.0% in 2025 YTD. The increases were primarily driven by commodity inflation of 7.0% in Q2 2026 and 6.6% in 2026 YTD, due to higher beef costs, partially offset by the benefit of a higher average guest check.

In 2026, we expect commodity inflation of approximately 5%, with prices locked for approximately 60% of our remaining forecasted costs and the remainder subject to floating market prices.

Restaurant Labor Expenses

Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 32.5% in Q2 2026 compared to 32.9% in Q2 2025 and decreased to 32.7% in 2026 YTD compared to 33.1% in 2025 YTD. The decreases were primarily driven by the benefit of a higher average guest check and labor productivity partially offset by wage and other labor inflation of 3.9% in both Q2 2026 and 2026 YTD.

In 2026, we expect wage and other labor inflation of 3% to 4%.

Restaurant Rent Expense

Restaurant rent expense, as a percentage of restaurant and other sales, was 1.5% for all periods presented. In Q2 2026 and 2026 YTD, higher rent expense at our newer restaurants was offset by the increase in average unit volume.

Restaurant Other Operating Expenses

Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.2% in Q2 2026 compared to 14.5% in Q2 2025 and decreased to 14.1% in 2026 YTD compared to 14.5% in 2025 YTD. The decreases were primarily driven by lower general liability insurance and incentive compensation expense, as well as the increase in average unit volume, partially offset by higher credit card fees and utilities expenses.

Pre-opening Expenses

Pre-opening expenses were $8.5 million in Q2 2026 compared to $5.5 million in Q2 2025 and $15.1 million in 2026 YTD compared to $12.3 million in 2025 YTD. The increases were driven by an increase in our pipeline of new store openings. Pre-opening costs will fluctuate from quarter to quarter based on specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, as a percentage of total revenue, increased to 3.5% in both Q2 2026 and 2026 YTD compared to 3.4% in both Q2 2025 and 2025 YTD. The increases were driven by higher depreciation expense at our newer restaurants and intangible asset amortization expense related to the acquisition of franchise restaurants partially offset by the increase in average unit volume.

Impairment and Closure Costs, Net

Impairment and closure costs, net were $0.2 million in both Q2 2026 and 2026 YTD, compared to $0.1 million in both Q2 2025 and 2025 YTD. Impairment and closure costs, net in all periods presented primarily included costs related to restaurant relocations.

General and Administrative Expenses

General and administrative expenses, as a percentage of total revenue, increased to 4.3% in Q2 2026 compared to 4.2% in Q2 2025 and was 4.0% in 2026 YTD and in 2025 YTD, respectively. In Q2 2026 and 2026 YTD compared to Q2 2025 and 2025 YTD, higher legal settlement expense and higher incentive and stock compensation expense was partially offset by lower rent expense due to the purchase of our Support Center in 2025 and the increase in average unit volume.

Interest Income, Net

Interest income, net was $1.0 million in both Q2 2026 and Q2 2025 and was $1.6 million in 2026 YTD compared to $2.3 million in 2025 YTD. The decrease in 2026 YTD compared to 2025 YTD was driven by decreased earnings on our cash and cash equivalents and borrowings on our credit facility.

Equity Income from Investments in Unconsolidated Affiliates

Equity income was $0.2 million in Q2 2026 compared to $1.4 million Q2 2025 and was $0.3 million in 2026 YTD compared to $1.7 million in 2025 YTD. The decreases were driven by lapping a $1.2 million gain on the acquisition of three of the affiliates in Q2 2025 and fewer affiliates due to the acquisition of six of these affiliates in the prior year.

Income Tax Expense

Our effective tax rate was 13.5% in Q2 2026 compared to 14.9% in Q2 2025 and was 13.9% in 2026 YTD compared to 14.8% in 2025 YTD. The decreases in the tax rates were driven primarily by an increase in the impact of the FICA tip tax credit partially offset by a decrease in the excess tax benefit on stock compensation and an increase in non-deductible officers’ compensation.

In 2026, we expect an effective tax rate of approximately 14% based on forecasted operating results.

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

The following table presents a summary of restaurant margin by segment ($ in thousands):

	13 Weeks Ended
	June 30, 2026		July 1, 2025
Texas Roadhouse	$258,616	16.5%	$241,584	17.1%
Bubba's 33	14,806	15.3	14,353	16.7
Other	1,698	15.5	1,406	15.6
Total	$275,120	16.4%	$257,343	17.1%

	26 Weeks Ended
	June 30, 2026		July 1, 2025
Texas Roadhouse	$507,765	16.4%	$466,869	16.9%
Bubba's 33	28,821	15.2	27,135	16.4
Other	2,963	14.6	2,623	15.0
Total	$539,549	16.4%	$496,627	16.9%

In our Texas Roadhouse reportable segment, restaurant margin dollars increased $17.0 million or 7.1% in Q2 2026 and increased $40.9 million or 8.8% in 2026 YTD. The increases were due to higher sales partially offset by higher food costs due to commodity inflation. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 16.5% in Q2 2026 from 17.1% in Q2 2025 and decreased to 16.4% in 2026 YTD from 16.9% in 2025 YTD. Restaurant margin percentage was primarily impacted by commodity inflation partially offset by higher sales.

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $0.5 million or 3.2% in Q2 2026 and increased $1.7 million or 6.2% in 2026 YTD. The increases were due to higher sales partially offset by higher food costs and higher restaurant labor expenses. In addition, restaurant margin, as a percentage of restaurant and other sales, decreased to 15.3% in Q2 2026 from 16.7% in Q2 2025 and decreased to 15.2% in 2026 YTD from 16.4% in 2025 YTD. Restaurant margin percentage was primarily impacted by the increased expenses noted above, which were partially offset by higher sales.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	26 Weeks Ended
	June 30, 2026	July 1, 2025
Net cash provided by operating activities	$439,227	$365,980
Net cash used in investing activities	(241,983)	(259,527)
Net cash used in financing activities	(129,526)	(174,877)
Net increase (decrease) in cash and cash equivalents	$67,718	$(68,424)

Net cash provided by operating activities was $439.2 million in 2026 YTD compared to $366.0 million in 2025 YTD. This increase was primarily due to increases in net income, depreciation and amortization expenses, deferred income taxes, and a favorable change in working capital.

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

Net cash used in investing activities was $242.0 million in 2026 YTD compared to $259.5 million in 2025 YTD. The decrease was primarily due to the acquisition of 17 franchise restaurants in 2025 YTD compared to five in 2026 YTD and an increase in proceeds from sale leaseback transactions partially offset by an increase in capital expenditures.

We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants, and the acquisition of franchise restaurants. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate.

The following table presents a summary of capital expenditures (in thousands):

	26 Weeks Ended
	June 30, 2026	July 1, 2025
New company restaurants	$106,266	$76,643
Refurbishment or expansion of existing restaurants	60,744	58,898
Relocation of existing restaurants	7,700	31,253
Capital expenditures related to Support Center office	4,135	3,118
Total capital expenditures	$178,845	$169,912

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

Net cash used in financing activities was $129.5 million in 2026 YTD compared to $174.9 million in 2025 YTD. The decrease was primarily due to net borrowings of $50.0 million on our credit facility and a decrease in indirect repurchases of shares for minimum tax withholdings related to our stock compensation program partially offset by an increase in share repurchases and an increase in quarterly dividend payments.

On February 18, 2026, our Board approved the payment of a quarterly cash dividend of $0.75 per share of common stock compared to the quarterly dividend of $0.68 per share of common stock declared in 2025. The payment of quarterly dividends totaled $98.7 million and $90.3 million in 2026 YTD and 2025 YTD, respectively.

On August 5, 2026, our Board approved the payment of the Q3 2026 cash dividend of $0.75 per share of common stock. This payment will be distributed on September 29, 2026, to shareholders of record at the close of business on September 1, 2026.

On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500.0 million of our common stock. This stock repurchase program has no expiration date and replaced the previous stock repurchase program which was approved in 2022.

During 2026 YTD, we paid $70.8 million, excluding excise taxes, to repurchase 415,133 shares of our common stock. During 2025 YTD, we paid $60.0 million, excluding excise taxes, to repurchase 342,789 shares of our common stock. As of June 30, 2026, $309.2 million remained under our authorized stock repurchase program.

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

As of June 30, 2026, we had $50.0 million in outstanding borrowings under the credit facility and had $397.6 million of availability, net of $2.4 million of outstanding letters of credit. As of December 30, 2025, we had no outstanding borrowings under the credit facility and had $447.6 million of availability, net of $2.4 million of outstanding letters of credit.

The interest rate on the credit facility as of June 30, 2026 and July 1, 2025 was 4.74% and 5.42%, respectively.

The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of June 30, 2026.

Guarantees

As of June 30, 2026 and December 30, 2025, we were contingently liable for $7.5 million and $7.8 million, respectively, for five lease guarantees. These amounts represent the maximum potential liability of future payments under the guarantees. In the event of default, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of June 30, 2026 and December 30, 2025 as the likelihood of default was deemed to be less than probable and the fair value of the guarantees is not considered significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2008, our Board approved our first stock repurchase program. From inception through June 30, 2026, we have paid $984.1 million, excluding excise taxes, through our authorized stock repurchase programs to repurchase 23,242,270 shares of our common stock at an average price per share of $42.34. On February 19, 2025, our Board approved a stock repurchase program under which we may repurchase up to $500.0 million of our common stock. This new stock repurchase program commenced on February 24, 2025, has no expiration date, and replaced the previous stock repurchase program which was approved on March 17, 2022 with respect to the repurchase of up to $300.0 million of common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act, as applicable.

For the 13 weeks ended June 30, 2026, we paid $42.6 million, excluding excise taxes, to repurchase 253,918 shares of our common stock. As of June 30, 2026, $309.2 million remained authorized for stock repurchases.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
April 1 to April 28	91,151	$162.15	91,151	$336,996,953
April 29 to May 26	63,320	$167.70	63,320	$326,377,916
May 27 to June 30	99,447	$172.72	99,447	$309,201,225
Total	253,918		253,918

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

In accordance with the disclosure requirement set forth in Item 408 of Regulation S-K, the following table discloses any executive officer or director who is subject to the filing requirements of Section 16 of the Exchange Act that adopted a Rule 10b5-1 trading arrangement during the 13 weeks ended June 30, 2026. These trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Adoption Date	End Date (1)	Aggregate Number of Securities to be Sold
Gerald L. Morgan	Chief Executive Officer & Executive Vice Chairman	5/22/2026	8/12/2027	20,000
Christopher C. Colson	Chief Business and Administrative Officer	6/1/2026	3/31/2027	800
(1)	A trading plan may expire on such earlier date that all transactions under the trading plan are completed.

Other than as disclosed above, no other executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement during the 13 weeks ended June 30, 2026.

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

TEXAS ROADHOUSE, INC.

Date: August 7, 2026	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer, Executive Vice Chairman (Principal Executive Officer)

Date: August 7, 2026	By:	/s/ MICHAEL S. LENIHAN
Michael S. Lenihan
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2026	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich Chief Accounting and Financial Services Officer
(Principal Accounting Officer)