Form 10-Q
period 2026-09-29
Texas Roadhouse, Inc.
filed 2026-11-06
CIK 1289460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of common stock outstanding were 65,625,375 on October 28, 2026.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 29, 2026	December 30, 2025
Assets
Current assets:
Cash and cash equivalents	$141,412	$134,709
Receivables, net of allowance for doubtful accounts of $16 at September 29, 2026 and $12 at December 30, 2025	57,405	214,511
Inventories, net	49,206	45,560
Prepaid income taxes	2,022	13,774
Prepaid expenses and other current assets	33,804	42,922
Total current assets	283,849	451,476
Property and equipment, net of accumulated depreciation of $1,502,114 at September 29, 2026 and $1,379,207 at December 30, 2025	1,963,478	1,803,841
Operating lease right-of-use assets, net	965,482	879,521
Goodwill	275,036	242,220
Intangible assets, net of accumulated amortization of $35,894 at September 29, 2026 and $29,611 at December 30, 2025	24,549	17,742
Other assets	182,531	154,672
Total assets	$3,694,925	$3,549,472
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of operating lease liabilities	$33,585	$30,953
Accounts payable	155,456	163,421
Deferred revenue-gift cards	273,305	448,744
Accrued wages	99,840	97,380
Income taxes payable	98	123
Accrued taxes and licenses	59,013	53,421
Other accrued liabilities	122,805	114,795
Total current liabilities	744,102	908,837
Operating lease liabilities, net of current portion	1,032,210	943,070
Long-term debt	50,000	—
Restricted stock and other deposits	9,355	9,525
Deferred tax liabilities, net	29,956	14,682
Other liabilities	218,935	191,656
Total liabilities	2,084,558	2,067,770
Texas Roadhouse, Inc. and subsidiaries stockholders’ equity:
Preferred stock ($0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 65,625,375 and 65,943,730 shares issued and outstanding at September 29, 2026 and December 30, 2025, respectively)	66	66
Retained earnings	1,590,115	1,460,754
Accumulated other comprehensive loss	(233)	—
Total Texas Roadhouse, Inc. and subsidiaries stockholders’ equity	1,589,948	1,460,820
Noncontrolling interests	20,419	20,882
Total stockholders' equity	1,610,367	1,481,702
Total liabilities and stockholders' equity	$3,694,925	$3,549,472
See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Revenue:
Restaurant and other sales	$1,565,903	$1,429,111	$4,865,505	$4,373,427
Royalties and franchise fees	7,171	7,231	20,711	22,617
Total revenue	1,573,074	1,436,342	4,886,216	4,396,044
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	555,419	511,531	1,721,246	1,513,846
Labor	527,462	480,297	1,606,082	1,455,321
Rent	25,610	23,085	75,570	68,590
Other operating	228,774	209,917	694,420	634,762
Pre-opening	9,626	7,419	24,754	19,695
Depreciation and amortization	60,317	52,628	175,501	152,172
Impairment and closure, net	3,596	140	3,749	279
General and administrative	59,282	54,376	192,777	173,356
Total costs and expenses	1,470,086	1,339,393	4,494,099	4,018,021
Income from operations	102,988	96,949	392,117	378,023
Interest income, net	794	643	2,360	2,988
Equity income from investments in unconsolidated affiliates	151	120	477	1,771
Income before taxes	$103,933	$97,712	$394,954	$382,782
Income tax expense	12,679	12,812	53,191	55,130
Net income including noncontrolling interests	$91,254	$84,900	$341,763	$327,652
Less: Net income attributable to noncontrolling interests	1,893	1,728	7,036	6,733
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$89,361	$83,172	$334,727	$320,919
Other comprehensive loss, net of tax:
Unrealized loss on investments, net of tax of $48 and $79	(143)	—	(233)	—
Total comprehensive income	$89,218	$83,172	$334,494	$320,919
Net income per common share attributable to Texas Roadhouse, Inc. and subsidiaries:
Basic	$1.36	$1.25	$5.09	$4.84
Diluted	$1.36	$1.25	$5.08	$4.82
Weighted average shares outstanding:
Basic	65,625	66,358	65,747	66,373
Diluted	65,785	66,476	65,938	66,564
Cash dividends declared per share	$0.75	$0.68	$2.25	$2.04
See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)
(unaudited)

	For the 13 Weeks Ended September 29, 2026
	Shares	Par Value	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total
Balance, June 30, 2026	65,585,589	$66	$—	$1,558,576	$(90)	$1,558,552	$21,242	$1,579,794
Net income	—	—	—	89,361	—	89,361	1,893	91,254
Other comprehensive loss, net of tax	—	—	—	—	(143)	(143)	—	(143)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(858)	—	—	(858)	(258)	(1,116)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,458)	(2,458)
Dividends declared ($0.75 per share)	—	—	—	(49,223)	—	(49,223)	—	(49,223)
Shares issued under share-based compensation plans including tax effects	151,336	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(48,631)	—	(9,390)	—	—	(9,390)	—	(9,390)
Repurchase of shares of common stock, including excise tax as applicable	(62,919)	—	(3,941)	(8,599)	—	(12,540)	—	(12,540)
Share-based compensation	—	—	14,189	—	—	14,189	—	14,189
Balance, September 29, 2026	65,625,375	$66	$—	$1,590,115	$(233)	$1,589,948	$20,419	$1,610,367

	For the 13 Weeks Ended September 30, 2025
	Shares	Par Value	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total
Balance, July 1, 2025	66,450,572	$66	$—	$1,450,728	$—	$1,450,794	$15,428	$1,466,222
Net income	—	—	—	83,172	—	83,172	1,728	84,900
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,014)	(2,014)
Dividends declared ($0.68 per share)	—	—	—	(45,075)	—	(45,075)	—	(45,075)
Shares issued under share-based compensation plans including tax effects	11,506	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(3,369)	—	(603)	—	—	(603)	—	(603)
Repurchase of shares of common stock, including excise tax as applicable	(230,540)	—	(11,977)	(28,424)	—	(40,401)	—	(40,401)
Share-based compensation	—	—	12,580	—	—	12,580	—	12,580
Balance, September 30, 2025	66,228,169	$66	$—	$1,460,401	$—	$1,460,467	$15,142	$1,475,609
See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)
(unaudited)

	For the 39 Weeks Ended September 29, 2026
	Shares	Par Value	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total
Balance, December 30, 2025	65,943,730	$66	$—	$1,460,754	$—	$1,460,820	$20,882	$1,481,702
Net income	—	—	—	334,727	—	334,727	7,036	341,763
Other comprehensive loss, net of tax	—	—	—	—	(233)	(233)	—	(233)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	(858)	—	—	(858)	(258)	(1,116)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(7,241)	(7,241)
Dividends declared ($2.25 per share)	—	—	—	(147,886)	—	(147,886)	—	(147,886)
Shares issued under share-based compensation plans including tax effects	234,940	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(75,243)	—	(14,058)	—	—	(14,058)	—	(14,058)
Repurchase of shares of common stock, including excise taxes	(478,052)	—	(26,175)	(57,480)	—	(83,655)	—	(83,655)
Share-based compensation	—	—	41,091	—	—	41,091	—	41,091
Balance, September 29, 2026	65,625,375	$66	$—	$1,590,115	$(233)	$1,589,948	$20,419	$1,610,367

	For the 39 Weeks Ended September 30, 2025
	Shares	Par Value	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Texas Roadhouse, Inc. and Subsidiaries	Noncontrolling Interests	Total
Balance, December 31, 2024	66,574,626	$67	$—	$1,358,280	$—	$1,358,347	$15,376	$1,373,723
Net income	—	—	—	320,919	—	320,919	6,733	327,652
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(6,967)	(6,967)
Dividends declared ($2.04 per share)	—	—	—	(135,367)	—	(135,367)	—	(135,367)
Shares issued under share-based compensation plans including tax effects	330,453	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(103,581)	—	(18,686)	—	—	(18,686)	—	(18,686)
Repurchase of shares of common stock, including excise tax as applicable	(573,329)	(1)	(17,143)	(83,431)	—	(100,575)	—	(100,575)
Share-based compensation	—	—	35,829	—	—	35,829	—	35,829
Balance, September 30, 2025	66,228,169	$66	$—	$1,460,401	$—	$1,460,467	$15,142	$1,475,609
See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	39 Weeks Ended
	September 29, 2026	September 30, 2025
Cash flows from operating activities:
Net income including noncontrolling interests	$341,763	$327,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,501	152,172
Deferred income taxes	15,559	2,011
Loss on disposition of assets	2,791	4,078
Impairment and closure costs	3,677	83
Equity income from investments in unconsolidated affiliates	(477)	(1,771)
Distributions of income received from investments in unconsolidated affiliates	432	761
Provision for doubtful accounts	4	7
Share-based compensation expense	41,091	35,829
Changes in operating working capital, net of acquisitions:
Receivables	157,102	132,064
Inventories	(3,326)	(3,775)
Prepaid expenses and other current assets	10,199	8,798
Other assets	(22,342)	(26,202)
Accounts payable	(10,002)	(162)
Deferred revenue—gift cards	(176,255)	(154,539)
Accrued wages	2,460	(8,155)
Prepaid income taxes and income taxes payable	11,727	(8,667)
Accrued taxes and licenses	6,146	(1,463)
Other accrued liabilities	(5,769)	9,680
Operating lease right-of-use assets and lease liabilities	8,330	7,114
Other liabilities	27,278	34,087
Net cash provided by operating activities	585,889	509,602
Cash flows from investing activities:
Capital expenditures—property and equipment	(314,408)	(298,808)
Acquisitions of franchise restaurants, net of cash acquired	(71,778)	(94,230)
Purchases of debt securities	(6,049)	—
Proceeds from maturities of debt securities	664	—
Proceeds from sale of investments in unconsolidated affiliates	—	1,329
Proceeds from sale of property and equipment	—	1,200
Proceeds from sale leaseback transactions	16,512	6,307
Net cash used in investing activities	(375,059)	(384,202)
Cash flows from financing activities:
Proceeds from revolving credit facility	70,000	—
Payments on revolving credit facility	(20,000)	—
Debt issuance costs	—	(1,525)
Distributions to noncontrolling interest holders	(7,241)	(6,967)
Acquisition of noncontrolling interests	(1,116)	—
Proceeds from restricted stock and other deposits, net	383	506
Indirect repurchase of shares for minimum tax withholdings	(14,058)	(18,686)
Repurchase of shares of common stock, including excise taxes as applicable	(84,209)	(100,414)
Dividends paid to shareholders	(147,886)	(135,367)
Net cash used in financing activities	(204,127)	(262,453)
Net increase (decrease) in cash and cash equivalents	6,703	(137,053)
Cash and cash equivalents—beginning of period	134,709	245,225
Cash and cash equivalents—end of period	$141,412	$108,172
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$703	$690
Income taxes paid	$25,905	$61,786
Capital expenditures included in current liabilities	$50,555	$46,963
See accompanying notes to condensed consolidated financial statements.

Texas Roadhouse, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(tabular amounts in thousands, except per share data)
(unaudited)
(1)   Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Texas Roadhouse, Inc., our wholly owned subsidiaries and subsidiaries in which we have a controlling interest (collectively, the "Company," "we," "our", and/or "us") as of September 29, 2026 and December 30, 2025 and for the 13 and 39 weeks ended September 29, 2026 and September 30, 2025.
The Company maintains three restaurant concepts operating as Texas Roadhouse, Bubba’s 33, and Jaggers. As of September 29, 2026, we owned and operated 737 restaurants and franchised an additional 103 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 103 franchise restaurants, there were 37 domestic restaurants and 66 international restaurants, including two in a U.S. territory. As of September 30, 2025, we owned and operated 702 restaurants and franchised an additional 104 restaurants in 49 states, one U.S. territory, and ten foreign countries. Of the 104 franchise restaurants, there were 44 domestic restaurants and 60 international restaurants, including one in a U.S. territory.
As of September 29, 2026 and September 30, 2025, we owned a majority interest in 20 and 19 company restaurants, respectively. The operating results of these majority-owned restaurants are consolidated and the portion of income attributable to noncontrolling interests is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income and comprehensive income.
As of September 29, 2026 and September 30, 2025, we owned a 5.0% to 10.0% equity interest in 14 and 17 domestic franchise restaurants, respectively. These unconsolidated restaurants are accounted for using the equity method. Our investments in these unconsolidated affiliates are included in other assets in our unaudited condensed consolidated balance sheets, and we record our percentage share of net income earned by these unconsolidated affiliates under equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our unaudited condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Operating results for the 13 and 39 weeks ended September 29, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025.
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
As of September 29, 2026, we had $50.0 million in outstanding borrowings under the credit facility and had $397.6 million of availability, net of $2.4 million of outstanding letters of credit. As of December 30, 2025, we had no outstanding borrowings under the credit facility and had $447.6 million of availability, net of $2.4 million of outstanding letters of credit.
The interest rate on the credit facility was 4.79% and 5.34% as of September 29, 2026 and September 30, 2025, respectively.
The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of September 29, 2026.
(4)   Revenue
The following table disaggregates our revenue by major source:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Restaurant and other sales	$1,565,903	$1,429,111	$4,865,505	$4,373,427
Royalties	6,630	6,545	19,138	20,790
Franchise fees	541	686	1,573	1,827
Total revenue	$1,573,074	$1,436,342	$4,886,216	$4,396,044
The following table presents a rollforward of deferred revenue-gift cards:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Beginning balance	$305,900	$277,293	$448,744	$401,198
Gift card activations, net of third-party fees	62,577	61,572	215,689	205,054
Gift card redemptions and breakage	(95,172)	(90,305)	(391,128)	(357,692)
Ending balance	$273,305	$248,560	$273,305	$248,560
We recognized restaurant sales of $38.5 million and $250.2 million for the 13 and 39 weeks ended September 29, 2026 related to amounts in deferred revenue as of December 30, 2025. We recognized restaurant sales of $36.0 million and $228.2 million for the 13 and 39 weeks ended September 30, 2025 related to amounts in deferred revenue as of December 31, 2024.

(5)   Income Taxes
The effective tax rate was 12.2% and 13.1% for the 13 weeks ended September 29, 2026 and September 30, 2025, respectively. The effective tax rate was 13.5% and 14.4% for the 39 weeks ended September 29, 2026 and September 30, 2025, respectively. The decrease in the tax rate for the 13 weeks ended September 29, 2026, as compared to the prior year period, was primarily due to an increase in the impact of the FICA tip tax credit partially offset by an increase in the impact of non-deductible officers' compensation. The decrease in the tax rate for the 39 weeks ended September 29, 2026, as compared to the prior year period, was primarily due to an increase in the impact of the FICA tip tax credit partially offset by a decrease in the impact of the excess tax benefit on stock compensation and an increase in the impact of non-deductible officers' compensation.
(6)   Commitments and Contingencies
As of September 29, 2026, we were contingently liable for $18.5 million for five lease guarantees and a debt repayment guarantee provided on behalf of a franchise partner. As of December 30, 2025, we were contingently liable for $7.8 million for five lease guarantees. These amounts represent the maximum potential future payment obligations under the guarantees. In the event of default, the indemnity and default provisions in the applicable agreements govern our ability to pursue and recover any amounts paid or damages incurred. No liabilities have been recorded as of September 29, 2026 and December 30, 2025, as payment under the guarantees is not considered probable and the fair value of the guarantees is not significant.
During the 13 and 39 weeks ended September 29, 2026, we bought our beef primarily from four suppliers who represent a significant portion of the total beef marketplace. If one of these vendors was unable to fulfill their obligations, we believe that the remaining suppliers could meet our needs by supplying comparable products at potentially higher costs. We have no material minimum purchase commitments with our vendors that extend beyond a year.
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
(7)   Acquisitions
Business Combinations

During the 39 weeks ended September 29, 2026, we completed the acquisitions of five domestic franchise Texas Roadhouse restaurants of which a current officer of the Company had a 2% ownership interest in two of these restaurants. Pursuant to the terms of the acquisition agreements, we paid a total purchase price of $71.7 million, net of cash acquired.
These transactions were accounted for using the acquisition method as defined in Accounting Standards Codification ("ASC") 805, Business Combinations. These acquisitions are consistent with our long-term strategy to increase net income and earnings per share.
The following table summarizes the consideration paid for these acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date, which are adjusted for measurement-period adjustments through September 29, 2026.

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

Asset Acquisitions
During the 13 weeks ended September 29, 2026, we completed the acquisition of an office building located in Louisville, Kentucky adjacent to our Support Center for a total purchase price of $12.0 million. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The allocation of the purchase price among the acquired assets, which consisted of land and building improvements, was based on their relative fair value as of the acquisition date.
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

(8)   Related Party Transactions
As of September 29, 2026, we had three franchise restaurants and one majority-owned company restaurant owned in part by current officers of the Company. For the 13 and 39 weeks ended September 29, 2026, we recognized revenue of $0.4 million and $1.1 million, respectively, related to the three franchise restaurants.
As of September 30, 2025, we had five franchise restaurants and one majority-owned company restaurant owned in part by current officers of the Company. For the 13 and 39 weeks ended September 30, 2025, we recognized revenue of $0.6 million and $1.8 million, respectively, related to the five franchise restaurants.
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
The following table sets forth the calculation of earnings per share and weighted-average shares outstanding as presented in the accompanying unaudited condensed consolidated statements of income and comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	$89,361	$83,172	$334,727	$320,919
Basic EPS:
Weighted-average common shares outstanding	65,625	66,358	65,747	66,373
Basic EPS	$1.36	$1.25	$5.09	$4.84
Diluted EPS:
Weighted-average common shares outstanding	65,625	66,358	65,747	66,373
Dilutive effect of nonvested stock units	160	118	191	191
Shares-diluted	65,785	66,476	65,938	66,564
Diluted EPS	$1.36	$1.25	$5.08	$4.82

(10) Fair Value Measurements
As of September 29, 2026 and December 30, 2025, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values based on the short-term nature of these instruments. As of September 29, 2026, the carrying amount of debt outstanding on our credit facility approximated its fair value as it is a variable rate credit facility (Level 2). There were no transfers among levels within the fair value hierarchy during the 13 and 39 weeks ended September 29, 2026.
The following table presents the fair values for our financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements
	Level	September 29, 2026	December 30, 2025
Deferred compensation plan—assets	1	$159,615	$134,347
Deferred compensation plan—liabilities	1	$(160,235)	$(134,158)
Debt securities	2	$9,257	$4,188
We report the accounts of the deferred compensation plan in other assets and the corresponding liability in other liabilities in our unaudited condensed consolidated balance sheets. During the 39 weeks ended September 29, 2026, we transitioned a portion of the plan assets to company-owned life insurance contracts which are recorded at their cash surrender value. The remaining investments are trading securities which are recorded based on quoted market prices. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are reported in general and administrative expense in our unaudited condensed consolidated statements of income and comprehensive income.
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
The following table presents the fair value of our assets measured on a nonrecurring basis:

	Fair Value Measurement			Total Loss
				13 Weeks Ended		39 Weeks Ended
	Level	September 29, 2026	December 30, 2025	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Long-lived assets held for use	3	$600	$—	$(3,519)	$—	$(3,519)	$—

The fair value of non-financial assets measured on a non-recurring basis and classified as Level 3 within the fair value hierarchy was determined using significant unobservable inputs. Fair value was estimated using discounted future cash flows and a discount rate consistent with market participant assumptions. As of September 29, 2026, long-lived assets held for use related to one underperforming Bubba's 33 restaurant that were written down from a carrying value of $4.1 million to their estimated fair value of $0.6 million. This resulted in a loss of $3.5 million for the 13 weeks ended September 29, 2026, which is included in impairment and closure, net in our unaudited condensed consolidated statements of income and comprehensive income.
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

For the 13 and 39 weeks ended September 29, 2026, we paid $12.4 million and $83.1 million, excluding excise taxes, to repurchase 62,919 and 478,052 shares, respectively, of our common stock. For the 13 and 39 weeks ended September 30, 2025, we paid $40.0 million and $100.0 million, excluding excise taxes, to repurchase 230,540 and 573,329 shares of our common stock, respectively. As of September 29, 2026, $296.8 million remained under our authorized stock repurchase program.
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
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

	For the 13 Weeks Ended September 29, 2026
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,458,434	$96,217	$11,252	$1,565,903
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	524,431	27,424	3,564	555,419
Labor	487,359	36,441	3,662	527,462
Rent	22,546	2,672	392	25,610
Other Operating	208,822	17,725	2,227	228,774
Restaurant margin	$215,276	$11,955	$1,407	$228,638

Depreciation and amortization	$50,032	$5,650	$4,635	$60,317
Capital expenditures	93,740	22,023	19,800	135,563

	For the 13 Weeks Ended September 30, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$1,336,660	$82,922	$9,529	$1,429,111
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	484,872	23,612	3,047	511,531
Labor	446,368	30,907	3,022	480,297
Rent	20,706	2,091	288	23,085
Other Operating	192,786	15,263	1,868	209,917
Restaurant margin	$191,928	$11,049	$1,304	$204,281

Depreciation and amortization	$43,773	$4,800	$4,055	$52,628
Capital expenditures	94,945	10,797	23,154	128,896

	For the 39 Weeks Ended September 29, 2026
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$4,548,619	$285,354	$31,532	$4,865,505
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	1,629,953	81,212	10,081	1,721,246
Labor	1,491,342	104,657	10,083	1,606,082
Rent	67,030	7,490	1,050	75,570
Other Operating	637,253	51,219	5,948	694,420
Restaurant margin	$723,041	$40,776	$4,370	$768,187

Depreciation and amortization	$145,040	$16,193	$14,268	$175,501
Segment assets	2,855,309	377,497	462,119	3,694,925
Capital expenditures	228,484	55,543	30,381	314,408

	For the 39 Weeks Ended September 30, 2025
	Texas Roadhouse	Bubba's 33	Other	Total
Restaurant and other sales	$4,097,648	$248,724	$27,055	$4,373,427
Restaurant operating costs (excluding depreciation and amortization)
Food and Beverage	1,435,234	70,058	8,554	1,513,846
Labor	1,356,696	90,078	8,547	1,455,321
Rent	61,625	6,173	792	68,590
Other Operating	585,296	44,231	5,235	634,762
Restaurant margin	$658,797	$38,184	$3,927	$700,908

Depreciation and amortization	$126,103	$13,679	$12,390	$152,172
Segment assets	2,613,014	289,606	363,993	3,266,613
Capital expenditures	232,803	36,705	29,300	298,808

A reconciliation of restaurant margin to income from operations is presented below. We do not allocate interest income, net and equity income from investments in unconsolidated affiliates to reportable segments.

	13 Weeks Ended		39 Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Restaurant margin	$228,638	$204,281	$768,187	$700,908

Add:
Royalties and franchise fees	7,171	7,231	20,711	22,617

Less:
Pre-opening	9,626	7,419	24,754	19,695
Depreciation and amortization	60,317	52,628	175,501	152,172
Impairment and closure, net	3,596	140	3,749	279
General and administrative	59,282	54,376	192,777	173,356
Income from operations	$102,988	$96,949	$392,117	$378,023

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
Our Company
Texas Roadhouse, Inc. is a growing restaurant company operating predominantly in the casual dining segment. Our late founder, W. Kent Taylor, started the Company in 1993 with the opening of the first Texas Roadhouse restaurant in Clarksville, Indiana. Since then, we have grown to three concepts with 840 restaurants in 49 states, one U.S. territory, and ten foreign countries. As of September 29, 2026, our 840 restaurants included:
•737 company restaurants, of which 717 were wholly-owned and 20 were majority-owned. The results of operations of company restaurants are included in our unaudited condensed consolidated statements of income and comprehensive income. The portion of income attributable to noncontrolling interests in company restaurants that are majority-owned is reflected in the line item net income attributable to noncontrolling interests in our unaudited condensed consolidated statements of income and comprehensive income. Of the 737 company restaurants, we operated 664 as Texas Roadhouse restaurants, 61 as Bubba’s 33 restaurants, and 12 as Jaggers restaurants.
•103 franchise restaurants, of which 14 we have a 5.0% to 10.0% ownership interest. The income derived from our minority interests in these franchise restaurants is reported in the line item equity income from investments in unconsolidated affiliates in our unaudited condensed consolidated statements of income and comprehensive income. Of the 103 franchise restaurants, 31 were domestic Texas Roadhouse restaurants, six were domestic Jaggers restaurants, 65 were international Texas Roadhouse restaurants, including two restaurants in a U.S. territory, and one was an international Jaggers restaurant.
We have contractual arrangements that grant us the right to acquire at pre-determined formulas the equity interests in 18 of the 20 majority-owned company restaurants and 32 of the 37 systemwide domestic franchise restaurants.
Throughout this report, we use the term "restaurants" to include Texas Roadhouse and Bubba’s 33, unless otherwise noted.

Presentation of Financial and Operating Data
Throughout this report, the 13 weeks ended September 29, 2026 and September 30, 2025, are referred to as Q3 2026 and Q3 2025, respectively. The 39 weeks ended September 29, 2026 and September 30, 2025, are referred to as 2026 YTD and 2025 YTD, respectively. Fiscal year 2026 will be 52 weeks in length, with the quarters 13 weeks in length. Fiscal year 2025 was 52 weeks in length, with the quarters 13 weeks in length.
Key Measures We Use to Evaluate Our Company
Key measures we use to evaluate and assess our business include the following:
•Comparable Restaurant Sales. Comparable restaurant sales reflect the change in sales for all company restaurants across all concepts, unless otherwise noted, over the same period of the prior year for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for a full 18 months before the beginning of the period measured excluding restaurants permanently closed during the period, if applicable. Comparable restaurant sales can be impacted by changes in guest traffic counts or by changes in the per person average check amount. Menu price changes, the mix of menu items sold, and the mix of dine-in versus to-go sales can affect the per person average check amount.
•Average Unit Volume. Average unit volume represents the average quarterly, year-to-date, or annual restaurant sales for Texas Roadhouse and Bubba’s 33 restaurants open for a full six months before the beginning of the period measured excluding sales of restaurants permanently closed during the period, if applicable. Historically, average unit volume growth is less than comparable restaurant sales growth which indicates that newer restaurants are operating with sales growth levels lower than the company average. At times, average unit volume growth may be more than comparable restaurant sales growth which indicates that newer restaurants are operating with sales growth levels higher than the company average.
•Store Weeks and New Restaurant Openings. Store weeks represent the number of weeks that all company restaurants across all concepts, unless otherwise noted, were open during the reporting period. Store weeks include weeks in which a restaurant is temporarily closed. Store week growth is driven by new restaurant openings and franchise acquisitions. New restaurant openings reflect the number of restaurants opened during a particular fiscal period, excluding store relocations. We consider store openings that occur simultaneously with a store closure in the same trade area to be a relocation.
•Restaurant Margin. Restaurant margin (in dollars, as a percentage of restaurant and other sales, and per store week) represents restaurant and other sales less restaurant-level operating costs, including food and beverage costs, labor, rent, and other operating costs. Restaurant margin is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income from operations. This non-GAAP measure is not indicative of overall company performance and profitability in that this measure does not accrue directly to the benefit of shareholders due to the nature of the costs excluded. Restaurant margin is widely regarded as a useful metric by which to evaluate core restaurant-level operating efficiency and performance over various reporting periods on a consistent basis.
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

Other Key Definitions
•Restaurant and Other Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts, for all company restaurants. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from restaurant sales in our unaudited condensed consolidated statements of income and comprehensive income. Other sales primarily include the net impact of the amortization of third-party gift card fees and gift card breakage income and content revenue related to our tabletop kiosk devices.
•Royalties and Franchise Fees. Royalties consist of franchise royalties, as defined in our franchise agreement, paid to us by our domestic and international franchisees, as well as royalties related to our royalty-based retail products. Domestic and international franchisees also typically pay an initial franchise fee and/or development fee for each new restaurant or territory.
•Food and Beverage Costs. Food and beverage costs consist of the costs of raw materials and ingredients used in the preparation of food and beverage products sold in our company restaurants. Approximately half of our food and beverage costs relate to beef.
•Restaurant Labor Expenses. Restaurant labor expenses include all direct and indirect labor costs incurred in operations except for profit sharing incentive compensation expenses earned by our restaurant managing partners and market partners. These profit sharing expenses are reflected in restaurant other operating expenses. Restaurant labor expenses also include share-based compensation expense related to restaurant-level employees.
•Restaurant Rent Expense. Restaurant rent expense includes all rent, except pre-opening rent, associated with the leasing of real estate and includes base, percentage, and straight-line rent expense.
•Restaurant Other Operating Expenses. Restaurant other operating expenses consist of all other restaurant-level operating costs, the major components of which are supplies, utilities, profit sharing incentive compensation for our restaurant managing partners and market partners, credit card fees, general liability insurance, advertising, repairs and maintenance, property taxes, and outside services.
•Pre-opening Expenses. Pre-opening expenses, which are charged to operations as incurred, consist of expenses incurred before the opening of any new or relocated company restaurant and consist principally of opening and training team compensation and benefits, travel expenses, rent, food, beverage, and other initial supplies and expenses. The majority of pre-opening costs incurred relate to the hiring and training of employees due to the significant investment we make in training our people. Pre-opening costs vary by location and concept depending on a number of factors, including the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different geographic areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open each restaurant.
•Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property and equipment and amortization of intangibles with definite lives, substantially all of which relate to restaurant-level assets.
•Impairment and Closure Costs, Net. Impairment and closure costs, net include any impairment of long-lived assets, including property and equipment, operating lease right-of-use assets, intangible assets, and goodwill, and expenses associated with the relocation or closure of a restaurant. Closure costs also include any gains or losses associated with the sale of a closed restaurant and/or assets held for sale.
•General and Administrative Expenses. General and administrative expenses comprise expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth. This includes salary, incentive-based, and share-based compensation expense related to executive officers and Support Center employees, salary and share-based compensation expense related to regional and market partners, software hosting fees, professional fees, group insurance, and the realized and unrealized holding gains and losses related to the investments in our deferred compensation plan.
•Interest Income, Net. Interest income, net includes earnings on cash and cash equivalents and is reduced by interest expense, net of capitalized interest, on our debt or financing obligations including the amortization of loan fees, as applicable.

•Equity Income from Investments in Unconsolidated Affiliates. Equity income includes our percentage share of net income earned by unconsolidated affiliates and our share of any gain on the acquisition of these affiliates. As of September 29, 2026, and September 30, 2025, we owned a 5.0% to 10.0% equity interest in 14 and 17 domestic franchise restaurants, respectively.
•Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of income attributable to the other owners of our majority-owned restaurants. Our consolidated subsidiaries include 20 and 19 majority-owned restaurants as of September 29, 2026 and September 30, 2025, respectively.
Q3 2026 Financial Highlights
Total revenue increased $136.7 million or 9.5% to $1,573.1 million in Q3 2026 compared to $1,436.3 million in Q3 2025 primarily driven by increases in store weeks and comparable restaurant sales. Store weeks and comparable restaurant sales increased 5.1% and 4.3%, respectively, at company restaurants in Q3 2026 compared to Q3 2025. The increase in store weeks was driven by new store openings and the acquisition of franchise restaurants. The increase in comparable restaurant sales was primarily driven by an increase in per person average check.
Net income increased $6.2 million or 7.4% to $89.4 million in Q3 2026 compared to $83.2 million in Q3 2025 as the increase in restaurant margin dollars, as described below, was partially offset by increases in pre-opening, depreciation and amortization, impairment and closure, net, and general and administrative expenses. Diluted earnings per share increased 8.6% to $1.36 in Q3 2026 from $1.25 in Q3 2025 driven by the increase in net income and the impact of share repurchases.
Restaurant margin dollars increased $24.4 million or 11.9% to $228.6 million in Q3 2026 compared to $204.3 million in Q3 2025 primarily due to higher sales. Restaurant margin, as a percentage of restaurant and other sales, increased to 14.6% in Q3 2026 compared to 14.3% in Q3 2025. The increase in restaurant margin, as a percentage of restaurant and other sales, was driven by higher sales partially offset by commodity inflation of 2.0% and wage and other labor inflation of 4.1%.
Cash provided by operating activities was $146.7 million and capital allocation spend included capital expenditures of $135.6 million, dividends of $49.2 million, and repurchases of common stock of $12.4 million.

Results of Operations
(in thousands)

	13 Weeks Ended				39 Weeks Ended
	September 29, 2026		September 30, 2025		September 29, 2026		September 30, 2025
	$	%	$	%	$	%	$	%
Condensed Consolidated Statements of Income:
Revenue:
Restaurant and other sales	1,565,903	99.5	1,429,111	99.5	4,865,505	99.6	4,373,427	99.5
Royalties and franchise fees	7,171	0.5	7,231	0.5	20,711	0.4	22,617	0.5
Total revenue	1,573,074	100.0	1,436,342	100.0	4,886,216	100.0	4,396,044	100.0
Costs and expenses:
(As a percentage of restaurant and other sales)
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Food and beverage	555,419	35.5	511,531	35.8	1,721,246	35.4	1,513,846	34.6
Labor	527,462	33.7	480,297	33.6	1,606,082	33.0	1,455,321	33.3
Rent	25,610	1.6	23,085	1.6	75,570	1.6	68,590	1.6
Other operating	228,774	14.6	209,917	14.7	694,420	14.2	634,762	14.5
(As a percentage of total revenue)
Pre-opening	9,626	0.6	7,419	0.5	24,754	0.5	19,695	0.4
Depreciation and amortization	60,317	3.8	52,628	3.7	175,501	3.6	152,172	3.5
Impairment and closure, net	3,596	0.2	140	NM	3,749	0.1	279	NM
General and administrative	59,282	3.8	54,376	3.8	192,777	3.9	173,356	3.9
Total costs and expenses	1,470,086	93.5	1,339,393	93.3	4,494,099	92.0	4,018,021	91.4
Income from operations	102,988	6.5	96,949	6.7	392,117	8.0	378,023	8.6
Interest income, net	794	0.1	643	NM	2,360	NM	2,988	0.1
Equity income from investments in unconsolidated affiliates	151	NM	120	NM	477	NM	1,771	NM
Income before taxes	103,933	6.6	97,712	6.8	394,954	8.1	382,782	8.7
Income tax expense	12,679	0.8	12,812	0.9	53,191	1.1	55,130	1.3
Net income including noncontrolling interests	91,254	5.8	84,900	5.9	341,763	7.0	327,652	7.5
Net income attributable to noncontrolling interests	1,893	0.1	1,728	0.1	7,036	0.1	6,733	0.2
Net income attributable to Texas Roadhouse, Inc. and subsidiaries	89,361	5.7	83,172	5.8	334,727	6.9	320,919	7.3

NM — Not meaningful

Reconciliation of Income from Operations to Restaurant Margin
($ In thousands, except restaurant margin $ per store week)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Income from operations	$102,988	$96,949	$392,117	$378,023

Less:
Royalties and franchise fees	7,171	7,231	20,711	22,617

Add:
Pre-opening	9,626	7,419	24,754	19,695
Depreciation and amortization	60,317	52,628	175,501	152,172
Impairment and closure, net	3,596	140	3,749	279
General and administrative	59,282	54,376	192,777	173,356
Restaurant margin	$228,638	$204,281	$768,187	$700,908

Restaurant margin $/store week	$23,964	$22,513	$27,074	$26,004
Restaurant margin (as a percentage of restaurant and other sales)	14.6%	14.3%	15.8%	16.0%

See above for the definition of restaurant margin.
Restaurant Unit Activity

	Total	Texas Roadhouse	Bubba's 33	Jaggers
Balance at December 30, 2025	816	744	56	16
Company openings	18	11	5	2
Franchise openings - Domestic	1	—	—	1
Franchise openings - International	5	5	—	—
Balance at September 29, 2026	840	760	61	19

	September 29, 2026	September 30, 2025
Company - Texas Roadhouse	664	638
Company - Bubba's 33	61	54
Company - Jaggers	12	10
Total company	737	702

Franchise - Texas Roadhouse - Domestic	31	39
Franchise - Jaggers - Domestic	6	5
Franchise - Texas Roadhouse - International (1)	65	59
Franchise - Jaggers - International	1	1
Total franchise	103	104

Total	840	806

(1)Includes a U.S. territory.

Q3 2026 compared to Q3 2025
Restaurant and Other Sales
Restaurant and other sales increased 9.6% in Q3 2026 compared to Q3 2025 and 11.3% in 2026 YTD compared to 2025 YTD. The following table summarizes certain key drivers and/or attributes of restaurant sales at company restaurants for the periods presented. Company restaurant count activity is shown in the restaurant unit activity table above.

	Q3 2026	Q3 2025	2026 YTD	2025 YTD
Company Restaurants:
Increase in store weeks	5.1%	6.8%	5.3%	7.0%
Increase in average unit volume	3.6%	5.2%	5.2%	4.0%
Other	0.9%	0.9%	0.8%	0.8%
Total increase in restaurant and other sales	9.6%	12.9%	11.3%	11.8%

Store weeks	9,541	9,074	28,374	26,954
Comparable restaurant sales	4.3%	6.1%	5.9%	5.1%

Texas Roadhouse restaurants:
Store weeks	8,618	8,258	25,710	24,595
Comparable restaurant sales	4.4%	6.3%	6.2%	5.2%
Average unit volume (in thousands)	$2,197	$2,113	$6,927	$6,559

Weekly sales by group:
Comparable restaurants (633, 599, 619, and 583 units)	$169,673	$163,079	$178,562	$168,909
Average unit volume restaurants (20, 26, 23, and 28 units) (1)	$147,430	$132,628	$152,017	$138,305
Restaurants less than six months old (11, 13, 22, and 27 units)	$184,127	$158,932	$168,091	$153,842

Bubba's 33 restaurants:
Store weeks	779	691	2,248	2,000
Comparable restaurant sales	2.8%	1.8%	1.7%	3.4%
Average unit volume (in thousands)	$1,564	$1,533	$4,836	$4,763

Weekly sales by group:
Comparable restaurants (49, 45, 48, and 41 units)	$121,255	$117,470	$124,260	$122,859
Average unit volume restaurants (7, 4, 4, and 7 units) (1)	$113,683	$123,363	$120,760	$117,874
Restaurants less than six months old (5, 5, 9, and 6 units)	$151,488	$132,031	$141,342	$141,243

(1)Average unit volume restaurants includes those open a full six to 18 months before the beginning of the period measured, excluding sales from restaurants permanently closed during the period, if applicable.
The increase in restaurant sales for Q3 2026 and 2026 YTD was primarily attributable to an increase in comparable restaurant sales and an increase in store weeks. The increase in comparable restaurant sales was driven by an increase in guest traffic count along with an increase in our per person average check as shown in the table below. The increase in store weeks was driven by new store openings and the acquisition of franchise restaurants.

	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Guest traffic counts	0.7%	4.3%	2.8%	3.1%
Per person average check	3.6%	1.8%	3.1%	2.0%
Comparable restaurant sales	4.3%	6.1%	5.9%	5.1%
To-go sales as a percentage of restaurant sales were 14.4% in Q3 2026 compared to 13.6% in Q3 2025. To-go sales as a percentage of restaurant sales were 14.4% in 2026 YTD compared to 13.5% in 2025 YTD.
Per person average check includes the benefit of a menu price increase of approximately 1.9% implemented in Q2 2026 and menu price increases of approximately 1.4% and 1.7% implemented in Q2 2025 and Q4 2025, respectively. In addition, we implemented a menu price increase of approximately 1.0% in Q4 2026.
In 2026 YTD, we opened 11 Texas Roadhouse company restaurants, five Bubba’s 33 company restaurants, and two Jaggers company restaurants. In 2026, we expect store week growth of 5.0% to 5.5%, including the benefit from franchise acquisitions. In 2027, we expect store week growth of 5.0% to 6.0% across all concepts.
Royalties and Franchise Fees
Royalties and franchise fees decreased $0.1 million or 0.8% in Q3 2026 compared to Q3 2025. The decrease was driven by a $0.5 million decrease in franchise royalties and fees primarily attributable to the acquisition of franchise stores, partially offset by a $0.4 million increase in royalties related to our royalty-based retail products.
Royalties and franchise fees decreased $1.9 million or 8.4% in 2026 YTD compared to 2025 YTD. The decrease was driven by a $2.2 million decrease in franchise royalties and fees primarily attributable to the acquisition of franchise stores, partially offset by a $0.3 million increase in sales related to our royalty-based retail products.
Food and Beverage Costs
Food and beverage costs, as a percentage of restaurant and other sales, decreased to 35.5% in Q3 2026 compared to 35.8% in Q3 2025. The decrease was primarily driven by the impact of a higher average guest check (1.3%) partially offset by the impact of commodity inflation (0.7%) and the impact of menu shifts (0.3%). Commodity inflation was 2.0% in Q3 2026 primarily driven by higher beef costs.
Food and beverage costs, as a percentage of restaurant and other sales, increased to 35.4% in 2026 YTD compared to 34.6% in 2025 YTD. The increase was primarily driven by the impact of commodity inflation (1.7%) and the impact of menu shifts (0.3%) partially offset by the impact of a higher average guest check (1.2%). Commodity inflation was 5.0% in 2026 YTD primarily driven by higher beef costs.
In 2026, we expect commodity inflation of approximately 5.0%, with prices locked for approximately 80% of our remaining forecasted costs and the remainder subject to floating market prices. In 2027, we expect commodity inflation of approximately 4.0%.
Restaurant Labor Expenses
Restaurant labor expenses, as a percentage of restaurant and other sales, increased to 33.7% in Q3 2026 compared to 33.6% in Q3 2025. The increase was driven by the impact of wage and other labor inflation (1.4%) partially offset by the impact of a higher average guest check (1.3%). Wage and other labor inflation was 4.1% in Q3 2026.
Restaurant labor expenses, as a percentage of restaurant and other sales, decreased to 33.0% in 2026 YTD compared to 33.3% in 2025 YTD. The decrease was driven by the impact of a higher average guest check (1.1%) and the impact of labor productivity (0.4%) partially offset by the impact of wage and other labor inflation (1.3%). Wage and other labor inflation was 3.9% in 2026 YTD.
In 2026, we expect wage and other labor inflation of 3.5% to 4.0%. In 2027, we expect wage and other labor inflation of approximately 3.0%.
Restaurant Rent Expense
Restaurant rent expense, as a percentage of restaurant and other sales, was 1.6% for all periods presented.

Restaurant Other Operating Expenses
Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.6% in Q3 2026 compared to 14.7% in Q3 2025. The decrease was driven by the impact of higher average unit volumes (0.6%) partially offset by the impact of higher utilities expense, credit card charges, and supplies expense (0.5%).
Restaurant other operating expenses, as a percentage of restaurant and other sales, decreased to 14.2% in 2026 YTD compared to 14.5% in 2025 YTD. The decrease was driven by the impact of higher average unit volumes (0.8%) partially offset by the impact of higher utilities expense, credit card charges, and supplies expense (0.5%).
Pre-opening Expenses
Pre-opening expenses were $9.6 million in Q3 2026 compared to $7.4 million in Q3 2025 and $24.8 million in 2026 YTD compared to $19.7 million in 2025 YTD. The increases were driven by an increase in our pipeline of new store openings.
Pre-opening costs may fluctuate from quarter to quarter based on specific pre-opening costs incurred for each restaurant, the number and timing of restaurant openings, and the number and timing of restaurant managers hired.

Depreciation and Amortization Expenses
Depreciation and amortization expenses were $60.3 million in Q3 2026 compared to $52.6 million in Q3 2025. The increase was primarily driven by $10.7 million of depreciation expense at our new stores and remodels and refurbishments at our existing stores partially offset by $4.2 million of lower depreciation at our existing stores.
Depreciation and amortization expenses were $175.5 million in 2026 YTD compared to $152.2 million in 2025 YTD. The increase was primarily driven by $32.9 million of depreciation expense at our new stores and remodels and refurbishments at our existing stores partially offset by $11.7 million of lower depreciation at our existing stores.
Impairment and Closure Costs, Net
Impairment and closure costs, net were $3.6 million in Q3 2026 compared to $0.1 million in Q3 2025 and were $3.7 million in 2026 YTD compared to $0.3 million in 2025 YTD. The increases were driven by a $3.5 million impairment of long-lived assets at an underperforming Bubba's 33 restaurant recorded in Q3 2026.
General and Administrative Expenses
General and administrative expenses, as a percentage of total revenue, were 3.8% in both Q3 2026 and Q3 2025. In Q3 2026, the impact of higher average unit volumes (0.2%) was partially offset by the impact of higher stock compensation expense (0.1%).
General and administrative expenses, as a percentage of total revenue, were 3.9% in both 2026 YTD and 2025 YTD. In 2026 YTD, the impact of higher average unit volumes (0.2%) was partially offset by the impact of higher stock compensation expense (0.1%).
Interest Income, Net
Interest income, net was $0.8 million in Q3 2026 compared to $0.6 million in Q3 2025 and was $2.4 million in 2026 YTD compared to $3.0 million in 2025 YTD.
Interest income, net may fluctuate from quarter to quarter based on changes in our average cash balances, outstanding borrowings under our credit facility, prevailing market interest rates, and interest expense subject to capitalization.
Equity Income from Investments in Unconsolidated Affiliates
Equity income was $0.2 million in Q3 2026 compared to $0.1 million Q3 2025 and was $0.5 million in 2026 YTD compared to $1.8 million in 2025 YTD. The decrease in 2026 YTD was driven by lapping a $1.2 million gain on the acquisition of three of the affiliates in 2025 YTD.

Income Tax Expense
Our effective tax rate was 12.2% in Q3 2026 compared to 13.1% in Q3 2025. The decrease was driven by an increase in the impact of the FICA tip tax credit (1.3%) partially offset by an increase in the impact of non-deductible officers' compensation (0.5%).
Our effective tax rate was 13.5% in 2026 YTD compared to 14.4% in 2025 YTD. The decrease was driven by an increase in the impact of the FICA tip tax credit (2.0%) partially offset by a decrease in the impact of the excess tax benefit on stock compensation (0.5%) and an increase in the impact of non-deductible officers' compensation (0.4%).

In 2026, we expect an effective tax rate of approximately 13.0% based on forecasted operating results. In 2027, we expect an effective tax rate of approximately 13.0% based on forecasted operating results.
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
The following table presents a summary of restaurant margin by segment ($ in thousands):

	13 Weeks Ended
	September 29, 2026		September 30, 2025
Texas Roadhouse	$215,276	14.8%	$191,928	14.4%
Bubba's 33	11,955	12.4%	11,049	13.3%
Other	1,407	12.5%	1,304	13.7%
Total	$228,638	14.6%	$204,281	14.3%

	39 Weeks Ended
	September 29, 2026		September 30, 2025
Texas Roadhouse	$723,041	15.9%	$658,797	16.1%
Bubba's 33	40,776	14.3%	38,184	15.4%
Other	4,370	13.9%	3,927	14.5%
Total	$768,187	15.8%	$700,908	16.0%
In our Texas Roadhouse reportable segment, restaurant margin dollars increased $23.3 million or 12.2% in Q3 2026 and increased $64.2 million or 9.8% in 2026 YTD. The increases were due to higher sales partially offset by higher food costs due to commodity inflation.
Restaurant margin, as a percentage of restaurant and other sales, increased to 14.8% in Q3 2026 from 14.4% in Q3 2025 primarily driven by lower food and beverage costs (0.3%). Restaurant margin, as a percentage of restaurant and other sales, decreased to 15.9% in 2026 YTD from 16.1% in 2025 YTD, driven by higher food and beverage costs (0.8%), partially offset by lower restaurant labor expenses (0.3%) and lower other operating expenses (0.3%).

In our Bubba’s 33 reportable segment, restaurant margin dollars increased $0.9 million or 8.2% in Q3 2026 and increased $2.6 million or 6.8% in 2026 YTD. The increases were due to higher sales partially offset by higher food costs and higher restaurant labor expenses.
Restaurant margin, as a percentage of restaurant and other sales, decreased to 12.4% in Q3 2026 from 13.3% in Q3 2025 driven by higher restaurant labor expenses (0.6%) and higher rent expense (0.3%). Restaurant margin, as a percentage of restaurant and other sales, decreased to 14.3% in 2026 YTD from 15.4% in 2025 YTD primarily driven by higher food and beverage costs (0.3%) and higher restaurant labor expenses (0.5%).

Liquidity and Capital Resources
The following table presents a summary of our net cash provided by (used in) operating, investing, and financing activities (in thousands):

	39 Weeks Ended
	September 29, 2026	September 30, 2025
Net cash provided by operating activities	$585,889	$509,602
Net cash used in investing activities	(375,059)	(384,202)
Net cash used in financing activities	(204,127)	(262,453)
Net increase (decrease) in cash and cash equivalents	$6,703	$(137,053)
Net cash provided by operating activities was $585.9 million in 2026 YTD compared to $509.6 million in 2025 YTD. This increase was primarily due to increases in net income, depreciation and amortization expenses, deferred income taxes, and a favorable change in working capital.
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
Net cash used in investing activities was $375.1 million in 2026 YTD compared to $384.2 million in 2025 YTD. The decrease was primarily due to the acquisition of 17 franchise restaurants in 2025 YTD compared to five in 2026 YTD and an increase in proceeds from sale leaseback transactions partially offset by an increase in capital expenditures.
We require capital principally for the development of new company restaurants, the refurbishment or relocation of existing restaurants, and the acquisition of franchise restaurants. We either lease our restaurant site locations under operating leases for periods of five to 30 years (including renewal periods) or purchase the land when appropriate.
The following table presents a summary of capital expenditures (in thousands):

	39 Weeks Ended
	September 29, 2026	September 30, 2025
New company restaurants	$180,712	$123,681
Refurbishment or expansion of existing restaurants	94,992	110,580
Relocation of existing restaurants	20,710	39,327
Capital expenditures related to Support Center office	17,994	25,220
Total capital expenditures	$314,408	$298,808
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

We intend to satisfy our capital requirements over the next 12 months with cash on hand, net cash provided by operating activities and, if needed, funds available under our revolving credit facility. In 2026, we expect capital expenditures of approximately $440 million. In 2027, we expect capital expenditures of approximately $425 million.
Net cash used in financing activities was $204.1 million in 2026 YTD compared to $262.5 million in 2025 YTD. The decrease was primarily due to net borrowings of $50.0 million on our credit facility and a decrease in share repurchases partially offset by an increase in quarterly dividend payments.
On February 18, 2026, our Board approved the payment of a quarterly cash dividend of $0.75 per share of common stock compared to the quarterly dividend of $0.68 per share of common stock declared in 2025. The payment of quarterly dividends totaled $147.9 million and $135.4 million in 2026 YTD and 2025 YTD, respectively.
On November 4, 2026, our Board approved the payment of the Q4 2026 cash dividend of $0.75 per share of common stock. This payment will be distributed on December 29, 2026, to shareholders of record at the close of business on December 1, 2026.
On February 19, 2025, our Board approved a stock repurchase program for the repurchase of up to $500.0 million of our common stock. This stock repurchase program has no expiration date and replaced the previous stock repurchase program which was approved in 2022.
During 2026 YTD, we paid $83.1 million, excluding excise taxes, to repurchase 478,052 shares of our common stock. During 2025 YTD, we paid $100.0 million, excluding excise taxes, to repurchase 573,329 shares of our common stock. As of September 29, 2026, $296.8 million remained under our authorized stock repurchase program.
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
As of September 29, 2026, we had $50.0 million in outstanding borrowings under the credit facility and had $397.6 million of availability, net of $2.4 million of outstanding letters of credit. As of December 30, 2025, we had no outstanding borrowings under the credit facility and had $447.6 million of availability, net of $2.4 million of outstanding letters of credit.
The interest rate on the credit facility as of September 29, 2026 and September 30, 2025 was 4.79% and 5.34%, respectively.
The lenders’ obligation to extend credit pursuant to the credit facility depends on us maintaining certain financial covenants, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit facility permits us to incur additional secured or unsecured indebtedness, except for the incurrence of secured indebtedness that in the aggregate is equal to or greater than $125.0 million and 20% of our consolidated tangible net worth. We were in compliance with all financial covenants as of September 29, 2026.
Guarantees
As of September 29, 2026, we were contingently liable for $18.5 million for five lease guarantees and a debt repayment guarantee provided on behalf of a franchise partner. As of December 30, 2025, we were contingently liable for $7.8 million for five lease guarantees. These amounts represent our maximum potential future payment obligations under the guarantees. In the event of default, the indemnification and default provisions in the applicable agreements govern our rights to pursue recovery of any amounts paid or damages incurred. No liability has been recorded as of September 29, 2026 or December 30, 2025, as payment under the guarantees is not considered probable and the fair value of the guarantees is not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk appears in our Annual Report on Form 10-K for the year ended December 30, 2025 in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk. There have been no material changes in market risk previously disclosed in our Form 10-K for the fiscal year ended December 30, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to, and as defined in, Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 29, 2026.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the 13 weeks ended September 29, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2008, our Board approved our first stock repurchase program. From inception through September 29, 2026, we have paid $996.5 million, excluding excise taxes, through our authorized stock repurchase programs to repurchase 23,305,189 shares of our common stock at an average price per share of $42.76. On February 19, 2025, our Board approved a stock repurchase program under which we may repurchase up to $500.0 million of our common stock. This new stock repurchase program commenced on February 24, 2025, has no expiration date, and replaced the previous stock repurchase program which was approved on March 17, 2022 with respect to the repurchase of up to $300.0 million of common stock. All repurchases to date under our stock repurchase programs have been made through open market transactions. The timing and the amount of any repurchases through this program will be determined by management under parameters established by the Board, based on an evaluation of our stock price, market conditions and other corporate considerations, including complying with Rule 10b5-1 trading arrangements under the Exchange Act, as applicable.
For the 13 weeks ended September 29, 2026, we paid $12.4 million, excluding excise taxes, to repurchase 62,919 shares of our common stock. As of September 29, 2026, $296.8 million remained authorized for stock repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 28	39,437	$192.22	39,437	$301,620,773
July 29 to August 25	15,307	$208.74	15,307	$298,425,544
August 26 to September 29	8,175	$194.45	8,175	$296,835,920
Total	62,919		62,919
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the 13 weeks ended September 29, 2026, no executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

TEXAS ROADHOUSE, INC.

Date: November 6, 2026	By:	/s/ GERALD L. MORGAN
Gerald L. Morgan
Chief Executive Officer, Executive Vice Chairman (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ MICHAEL S. LENIHAN
Michael S. Lenihan
Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2026	By:	/s/ KEITH V. HUMPICH
Keith V. Humpich Chief Accounting and Financial Services Officer
(Principal Accounting Officer)